Form 10-K405
period 1999-01-31
NVIDIA CORP/CA
filed 1999-04-29
CIK 1045810

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to

                        Commission file number 0-23985

                               ----------------

                              NVIDIA CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                94-3177549
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

                              3535 Monroe Street
                             Santa Clara, CA 95051
                                (408) 615-2500
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, $.001 par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-
      affiliates of the registrant as of April 15, 1999:          $395,263,118

     Number of shares of common stock outstanding as of April
      15, 1999:                                                     29,308,984

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference portions of its Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed by May 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................     9
 Item 3.  Legal Proceedings.............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders...........    10
 Executive Officers of the Registrant....................................   10

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters......................................................    12
 Item 6.  Selected Financial Data.......................................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    14
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk....    20
 Item 8.  Financial Statements and Supplementary Data...................    29
 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................    29

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant............    29
 Item 11. Executive Compensation........................................    29
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    29
 Item 13. Certain Relationships and Related Transactions................    29

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-
           K............................................................    30
 Signatures..............................................................   52

FORWARD-LOOKING STATEMENTS

   This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for 3D graphics processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. Discussions containing these forward-looking statements may be found in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The business risks on pages 20 through 29, among other things, should be considered in evaluating our prospects and future financial performance.

                                    PART I

ITEM 1. BUSINESS

Overview

   We design, develop and market 3D graphics processors and related software that provide high performance interactive 3D graphics to the mainstream personal computer ("PC") market. Our graphics processors incorporate a 128-bit graphics architecture that is designed to deliver a highly immersive, interactive 3D experience with realistic imagery and stunning effects. The RIVA family of graphics processors, including the RIVA TNT, provides superior processing power at competitive prices and is architected to take advantage of mainstream industry standards such as Microsoft's Direct3D. The highly integrated design of the RIVA TNT2, RIVA TNT, RIVA128ZX and RIVA128 graphics processors combines high performance 3D and 2D graphics on a single chip. Our graphics processors provide a simpler and lower cost graphics solution relative to competing solutions, including multi-chip or multi-board 2D/3D graphics subsystems.

   Interactive 3D graphics technology is emerging as one of the most significant new computing developments since the introduction of the graphical user interface. The visually engaging and interactive nature of 3D graphics responds to consumers' demands for a convincing simulation of reality beyond what is possible with traditional 2D graphics. The fundamental interactive capability of 3D graphics is expected to make it a natural and compelling medium for existing and emerging applications for entertainment, Internet, business and education.

   Interactive 3D graphics is required across various computing and entertainment platforms, such as workstations, specialized arcade systems and home gaming consoles. However, the mainstream PC market has only recently begun to transition from traditional 2D graphics to high-quality, interactive 3D graphics. Continuing advancements in semiconductor manufacturing have made available more powerful and affordable microprocessors and 3D graphics processors, both of which are essential to deliver interactive 3D graphics to the mainstream PC market. Additionally, the industry has broadly adopted Microsoft's 3D application programming interface ("API"), Direct3D, which serves as a common and standard language between software applications and 3D graphics processors. This has spurred the development of numerous compelling 3D titles, which has, in turn, spurred strong consumer demand.

   We believe that a PC's interactive 3D graphics capability represents one of the primary means by which users differentiate among various systems. PC users today can easily differentiate the quality of graphics and prefer personal computers that provide a superior visual experience. These factors have dramatically increased demand for 3D graphics processors. Mercury Research estimates that 3D graphics will be standard in every PC unit shipped by 2001.

   We designed our graphics processors to enable PC original equipment manufacturers ("OEMs") and add-in board manufacturers to build award-winning products by delivering state-of-the-art interactive 3D graphics capability to end users while maintaining affordable prices. We believe that by developing 3D graphics solutions that provide superior performance and address the key requirements of the mainstream PC market, we will accelerate the adoption of 3D graphics throughout this market. The benefits and performance of the RIVA family of 3D graphics processors have received significant industry validation and have enabled our customers to win over 250 industry awards. Our products currently are designed into products offered by seven of the top ten PC OEMs, such as Compaq, Dell, Gateway, Hewlett-Packard, IBM, Micron, and Packard Bell NEC, as well as leading motherboard manufacturers such as Intel and leading add-in board manufacturers such as ASUSTeK, Canopus, Creative, Diamond, ELSA and Leadtek.

   Our objective is to be the leading supplier of high performance 3D graphics processors for PCs. Our strategy to achieve this objective includes the following:

  . build award-winning products for the mainstream PC market;

  . target leading OEMs;

  . extend technological leadership in 3D graphics; and

  . increase market share.

Current Products

 RIVA TNT2 Graphics Processor

   The RIVA TNT2 3D graphics processor began commercial shipment in April 1999. The RIVA TNT2 extends the performance and function of the RIVA TNT graphics processor for PC OEMs and graphics card manufacturers. Fabricated on a .25 micron process technology, the RIVA TNT2 graphics processor delivers higher performance than the RIVA TNT through improved clock rates for the 3D processor and memory. The RIVA TNT2 supports 32 megabytes of frame buffer memory. Increased memory results in a higher performance solution and the ability to run at very high color depths and resolution for outstanding quality. Other key performance features include support for a higher bandwidth connection between the processor and the graphics processor called accelerated graphics port ("AGP") AGP 4X. This feature will be utilized in future motherboard solutions from Intel Corporation and others.

   The RIVA TNT2 graphics processor also provides support for digital flat panel displays, the latest display technology for consumers and businesses. Additional support for extremely high resolution (and refresh rate) monitors is also included in the RIVA TNT2 graphics processor via a 300 MHz RAMDAC. The RIVA TNT2 achieves high performance through a high frequency, dual pipeline architecture.

 RIVA TNT Graphics Processor

   The RIVA TNT graphics processor enables PC OEMs and add-in board manufacturers to satisfy end-user performance requirements by providing visual realism and real-time interactivity. The RIVA TNT graphics processor, our second-generation product, is highly integrated and delivers high frame rate 3D graphics, as well as 2D graphics, VGA and video processing in a single processor. The RIVA TNT graphics processor also includes a rich set of reference drivers and tools that translate between software API and hardware. These drivers provide the ability to connect to and process data from external video devices. The software driver is designed to maximize performance of the graphics processor and to maintain compatibility with each successive generation of our products. The software drivers have the flexibility to be continually enhanced in order to further improve the performance of the processors. The RIVA TNT graphics processor incorporates 7 million transistors.

   The RIVA TNT graphics processor is produced using a .35 micron technology and began commercial shipment in July 1998 and began shipping in volume in August 1998. It has been adopted by several top OEMs and received PC Magazine's 1998 Editors choice award for graphics processors.

 RIVA128ZX Graphics Processor

   The RIVA128ZX graphics processor extends the functionality and performance of the RIVA128 graphics processor and includes two additional design features, AGP 2X and an 8MB (megabyte) frame buffer. The AGP 2X, Intel's graphics bus, doubled the available bandwidth between the microprocessor and the graphics engine. With AGP 2X support, the RIVA128ZX graphics processor is designed to process more complex 3D computer representations more efficiently. Doubling the size of the frame buffer to 8MB provides the RIVA128ZX graphics processor with the ability to support higher resolution displays with more colors, resulting in a richer real time experience. The RIVA128ZX graphics processor was produced using a .35 micron manufacturing process.

 RIVA128 Graphics Processor

   The RIVA128 graphics processor incorporates 3.5 million transistors and operates on 100 MHz clock speed. The RIVA128 graphics processor breaks through bottlenecks created by the computationally intensive requirements of 3D graphics by providing superior processing power. The RIVA128 graphics processor was produced using a .35 micron manufacturing process.

Sales and Marketing

   Our sales strategy is a key part of our objective to become the leading supplier of high performance 3D graphics processors for PCs. Our sales team works closely with PC OEMs, add-in board manufacturers and industry trendsetters to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist PC OEMs and add-in board manufacturers in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving PC OEMs' and add-in board manufacturers' time-to-market, maintaining a high level of customer satisfaction among PC OEMs and add-in board manufacturers and fostering relationships that encourage customers to use the next generation of our products.

   In the 3D graphics market, the sales process involves influencing leading PC OEMs' and add-in board manufacturers' graphics processor purchasing decisions, achieving key design wins and supporting the product design into high volume production. These design wins in turn influence the retail and system integrator channel that is serviced by add-in board manufacturers. Our distribution strategy is to work with a relatively small number of leading add-in board manufacturers that have relationships with a broad range of major PC OEMs and/or strong brand name recognition in the retail channel. Currently, we sell the RIVA family of graphics processors directly to motherboard manufacturers such as Intel and add-in board manufacturers, such as ASUSTeK, Canopus, Creative, Diamond, ELSA, Leadtek and STB. These manufacturers then sell boards with our graphics processor to leading OEMs, such as Compaq, Dell, Gateway, IBM, Micron and Packard Bell NEC, to retail outlets, such as BestBuy and CompUSA, and to a large number of system integrators. Sales to STB accounted for 63% and sales to Diamond accounted for 31% of our total revenue for the year ended December 31, 1997. Sales to STB accounted for 35%, sales to Diamond accounted for 27%, sales to Creative accounted for 13% and sales to Intel accounted for 12% of our total revenue for the year ended January 31, 1999. 3Dfx, a 3D graphics company and a competitor, recently announced the execution of an acquisition agreement with STB, an add-in board manufacturer and one of our significant customers. As a result of the pending acquisition, we expect our sales to STB to decline significantly from prior levels, and STB may cease to be a significant customer. Our business could suffer as a result of lower sales to STB and increased competition from the combined 3Dfx/STB entity.

   Our sales effort is accompanied by a variety of product and corporate marketing activities, including technical support and product launches. As part of the product launch effort, we demonstrate new products to highlight their capabilities. We believe these demonstrations help position our products favorably relative to products of our competitors. We also maintain close relationships with key industry analysts and trade press, conduct frequent press tours and participate, with add-in board manufacturers and OEM customers, in benchmark tests executed by key trade publications. In addition, we sponsor and participate in industry tradeshows, marketing communications and market development activities designed to generate awareness of our company and our products. We intend to continue to devote significant resources toward establishing brand recognition, including advertising in key newspapers and trade magazines and participation in graphics newsgroups and web sites. We also use our corporate web site to promote our company and our products.

   To encourage software title developers and publishers to develop games optimized for platforms utilizing our products, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel interact with and visit key software developers to promote and discuss our products, as well as to ascertain product requirements and solve technical problems. Our developer program makes products available to partners prior to volume availability to encourage the development of software titles that are optimized for our products.

Manufacturing

   We have a "fabless" manufacturing strategy whereby we employ world class suppliers for all phases of the manufacturing process, including fabrication, assembly and testing. This strategy leverages the expertise of industry-leading, ISO-certified suppliers in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, we are able to avoid the significant costs and risks associated with owning and operating manufacturing operations. These suppliers are also responsible for procurement of raw materials used in the production of our products. As a result, we can focus resources on product design, additional quality assurance, marketing and customer support.

   The fabrication of semiconductors is a complex process. Contaminants, defects in masks used to print circuits on wafers, difficulties in the fabrication process and other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. These problems are difficult to diagnose and time consuming and expensive to remedy. As a result, semiconductor companies frequently encounter difficulties in achieving acceptable product yields. When production of a new product begins we typically pay for wafers, which may or may not have any functional products. Accordingly, we bear the financial risk until production is stabilized. Once production is stabilized, we pay for functional die only. Failure to achieve acceptable yields from any current or future third-party manufacturer has in the past and would in the future harm our business. We have in the past experienced difficulties with yields on new products. We have recently introduced the RIVA TNT2 3D processor and while we have not experienced yield problems to date, we may experience problems or other delays while ramping up production.

   Our graphics processors are fabricated by Taiwan Semiconductor Manufacturing Company ("TSMC") and WaferTech, LLC ("WaferTech") and assembled and tested by Amkor Technology Inc. ("Amkor"), Siliconware Precision Industries Company Ltd. ("Siliconware") and ChipPAC Incorporated ("ChipPAC"). We receive semiconductor products from our subcontractors, perform incoming quality assurance and ship them to add-in board manufacturer customers, such as ASUSTeK, Canopus, Creative, Diamond, ELSA and Leadtek, from our location in Santa Clara. The add-in board manufacturers then produce boards, combine our software with their own software and ship the product to the retail and system integrator market as add-in boards or to OEMs, such as Compaq, Dell, Gateway, Hewlett Packard, IBM, Micron, Packard Bell NEC and, for inclusion in the OEMs' products.

   In the event of production difficulties, shortages or delays experienced by any one of our suppliers, our business may suffer. Furthermore, defects could affect the quality, performance or reliability of our products despite the quality assurance measures we have taken. Defects like this could require costly product recalls or cessation of shipments, which would harm our business and result in a decline of revenues, increased costs (associated with return, repair, replacement and shrinkage resulting from any defects), and cancellations or rescheduling of customer orders and shipments.

Research and Development

   We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics performance will be essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of devices using independent design teams. Our research and development teams have enabled us to deliver award-winning products to our OEM customers. The RIVA family of graphics processors has enabled our customers to win over 250 awards from recognized industry publications, including PC Magazine, PC Computing, PC World, Computer Gaming World, PC Games and CNET.

   Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, VLSI design engineering, process engineering, and architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of new products. Our software engineering group is responsible for the development of drivers for the various software APIs. Our hardware engineering group designs and develops new product hardware. Our VLSI design engineering group maps our design ideas to specific silicon structures, and our process engineering group determines how these devices will be fabricated and communicates with our manufacturers. Our architecture and algorithms group is responsible for maintaining and further developing what we believe is an extensible product architecture, intended to allow us to continually add features to our products without sacrificing compatibility or incurring significant redesign costs.

   A critical component of our product development effort is our partnerships with leaders in the CAD industry. We have invested significant resources to develop relationships with industry leaders, including Avant! Corporation, Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc. We believe that by forming these relationships, and utilizing next-generation development tools to design, simulate and verify our products, we will be able to remain at the forefront of the 3D graphics market and to continue to develop products on a rapid basis that utilize leading-edge technology.

   We have substantially increased our engineering and technical resources as compared to prior years and have 117 full-time employees engaged in research and development. Expenditures for research and development after adjustments for contract funding were $1.2 million in 1996, $7.1 million in 1997 and $25.1 million in the year ended January 31, 1999.

Competition

   The market for 3D graphics processors for mainstream PCs in which we compete is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices ("ASP"). We believe that the principal competitive factors in this market are performance, conformity to industry-standard APIs, software support, access to customers and distribution channels, manufacturing capabilities, price of graphics processors and total system costs of add-in boards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than our 3D graphics processors or may provide better performance or additional features not provided by our products. We may be unable to compete successfully in the emerging mainstream PC graphics market.

   Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the mainstream PC market. Our competitors include the following:

  . new entrants in the 3D graphics processor market with existing presence in the PC market, such as Intel;

  . suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc. ("ATI") and Matrox Electronics Systems Ltd. ("Matrox");

  . suppliers of 2D graphics chips that are introducing 3D functionality as part of their existing solutions, such as S3 Incorporated ("S3") and Trident Microsystems, Inc. ("Trident");

  . companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs Inc., Ltd. ("3Dlabs"), Real3D, Silicon Graphics, Inc. ("SGI"), Evans and Sutherland Computer Corporation ("Evans") and Intergraph Corporation ("Intergraph"); and

  . companies with strength in the video game market, such as 3Dfx
    Interactive, Inc. ("3Dfx") and VideoLogic Group plc ("Videologic").

   In March 1998, Intel began shipping the i740, a 3D graphics accelerator that is targeted at the mainstream PC market. Intel has significantly greater resources than we do, and our products may not compete effectively against future products introduced by Intel. In addition, we may be unable to compete effectively against Intel or Intel may introduce additional products that are competitive with our products in either performance or price or both. We expect Intel to continue to do the following:

  . invest heavily in research and development and new manufacturing facilities;

  . maintain its position as the largest manufacturer of PC microprocessors and one of the largest manufacturers of motherboards;

  . increasingly dominate the PC platform; and

  . promote its product offerings through advertising campaigns designed to engender brand loyalty among PC users.

   Intel may in the future develop graphics add-in cards or graphics-enabled motherboards that could directly compete with graphics add-in cards or graphics-enabled motherboards that our customers may develop. In addition, due to the widespread industry acceptance of Intel's microprocessor architecture and interface architecture, including its AGP, and Intel's intellectual property position with respect to such architecture, Intel exercises significant influence over the PC industry generally. Any significant modifications by Intel to the AGP, the microprocessor or core logic components or other aspects of the PC microprocessor architecture could result in incompatibility with our technology, which would harm our business. In addition, any delay in the public release of information relating to modifications like this could harm our business.

   In April 1998, SGI and Intel announced a strategic relationship, which includes a broad patent cross-license agreement. We believe that this agreement will provide SGI with access to Intel processors for the development of SGI workstations. In addition, we believe that under the cross-license agreement Intel will have access to SGI graphics patents, which may allow Intel to compete more effectively with us. SGI also may compete directly with us as a result of this relationship with Intel. We may be unable to compete successfully against SGI or Intel. SGI filed a patent infringement lawsuit against us in April 1998. See "Legal Proceedings."

   In December 1998, Intel and S3 announced a strategic relationship, which included a 10-year patent and technology cross-license agreement. Pursuant to this agreement, it was announced that S3 obtained a license to Intel's "P6" system bus and future bus designs. This license will allow S3 to produce a compatible integrated core logic and graphics chip. As a result of this relationship, either party may become a more effective competitor of ours, which could harm our business.

   In addition to Intel, we compete with suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI and Matrox. We also compete with companies that typically have operated in the PC 2D graphics market and that now offer 3D graphics capability as an enhancement to their 2D graphics solutions, such as S3 and Trident. Many of these competitors have introduced 3D graphics functionality on new versions of existing graphics chips. In addition, our competitors include companies that traditionally have focused on the production of high-end 3D graphics systems targeted at the professional market, such as 3Dlabs, Intergraph, Real3D and SGI. While these companies produce high performance 3D graphics systems, they historically have done so at a significantly higher price point than we have and have focused on the professional and engineering market. Some of these companies are developing lower cost versions of their 3D graphics technology to bring workstation-like 3D graphics to mainstream PCs, and we may not be able to compete successfully against them. We also compete with companies that have recently entered or are expected to enter the market with an integrated 3D/2D graphics solution, but which have not traditionally manufactured 2D graphics solutions, such as 3Dfx. In addition to our known competitors, we anticipate that there will be new entrants in the graphics processor market. We may be unable to compete effectively against our existing or any new competitors.

   The market for 3D graphic processors is highly fragmented and undergoing a period of consolidation. Several of our competitors and customers have merged with other industry participants in order to strengthen their competitive position. For example, ATI acquired Chromatic Research Inc., a media processor company, and Micron, one of our OEM customers, acquired Rendition, Inc., a 3D graphics accelerator company, to explore embedded DRAM applications in the graphics arena. In addition, 3Dfx recently announced the execution of an acquisition agreement with STB, an add-in board manufacturer and one of our significant customers. We expect that consolidation in the 3D graphics market will continue and it may involve more of our add-in board manufacturers, OEM customers or competitors. The consolidation of our customers with other customers or with our competitors could result in a material decline in our revenue. Consolidation of our competitors could strengthen the competitive position of those competitors, which could result in pressure on the pricing of our products. Longer than expected decreases in the average selling price of our products could harm our business.

Patents and Proprietary Rights

   We rely primarily on a combination of patent, mask-work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. We have 23 issued patents and 21 patent applications pending in the United States. Our issued patents have expiration dates from May 2015 to November 2016. Our issued patents and pending patent applications relate to technology developed by us in connection with the development of our 3D graphics processors, including the RIVA128, RIVA128ZX, RIVA TNT and RIVA TNT2 graphics processors. We have no foreign patents or patent applications. We seek to file for patents that have broad application in the semiconductor industry and that would provide a competitive advantage. However, our pending patent applications or any future applications may not be approved, and any issued patents may not provide us with competitive advantages or may be challenged by third parties. The patents of others also may adversely affect our ability to do business. In addition, others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. We may be unable to effectively protect our intellectual property. We have licensed technology from third parties for incorporation in our graphics processors and expect to continue to enter into agreements like this for future products. These licenses may result in royalty payments to third parties, the cross-license of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

   We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with manufacturers and other partners, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property. Despite these efforts, others may gain access to our trade secrets, or we may not meaningfully protect our intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, the measures we take may not be successful. Our failure to meaningfully protect our intellectual property could harm our business.

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In April

1998, SGI filed a patent infringement lawsuit against us, in May 1998, S3 filed a patent infringement lawsuit against us and in September 1998, 3Dfx filed a patent infringement lawsuit against us. See "Legal Proceedings." In addition, from time to time we have received notices alleging that we have infringed patents or other intellectual property rights owned by third parties. Based upon our evaluation of the circumstances, we may seek to obtain a license. In any given case, there is a risk that a license will not be available on terms that we consider reasonable, or that litigation will ensue. We currently have three patent infringement lawsuits pending against us, as discussed above. We expect that, as the number of hardware and software patents issued continues to increase, and as competition in our markets intensifies, the volume of intellectual property claims like this will increase. ST has certain patent licenses that in some cases may allow ST to manufacture our products without infringing third-party patents. As our products are manufactured by TSMC or other manufacturers, these licenses will no longer benefit us and therefore the risk of a third-party claim of patent infringement against us will increase. In the event infringement claims are made against us, we may seek licenses under such patents or other intellectual property rights. However, these licenses may not be available on acceptable terms or at all. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for claims of infringement arising out of sale of our product. Litigation by or against us or these customers concerning infringement would likely, and the SGI, S3 and 3Dfx litigation will, result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us. In the event of an adverse result in the SGI, S3, 3Dfx or other litigation, we would be required to do one or more of the following:

  . pay substantial damages (which could include treble damages);

  . cease the manufacture, use and sale of infringing products;

  . expend significant resources to develop non-infringing technology;

  . discontinue the use of certain processes; or

  . obtain licenses for the infringing technology

   We may not be successful in developing non-infringing technology and licenses may not be available on reasonable terms or at all. In addition, these development efforts or licenses could require expenditures by us of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we cannot guarantee that in the event that SGI, S3, 3Dfx or any other third-party makes a successful claim against us or our customers, a cross-licensing arrangement could be reached.

   Infringement claims by third parties or claims for indemnification by other customers or end users of our products resulting from infringement claims may be asserted in the future. Those assertions or the assertions currently raised in the SGI, S3 and 3Dfx litigation, if proven to be true, could harm our business. Any limitations on our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties would harm our business. In addition, our business would suffer if we were unable to develop or license a substitute technology on commercially reasonable terms. Any of these negative events could result from the SGI, S3 or 3Dfx litigation.

Employees

   As of January 31, 1999, we had 248 employees, 117 of whom were engaged in engineering and 131 of whom were engaged in sales, marketing, operations and administrative positions. No employee is covered by collective bargaining agreements, and we believe that our relationships with our employees are good.

   Our ability to operate successfully will depend in significant part upon the continued service of certain key technical and managerial personnel, and our continuing ability to attract and retain additional highly qualified technical and managerial personnel. Competition for these personnel is intense. We may be unable to retain these personnel or to attract or retain other highly qualified technical and managerial personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire and retain qualified personnel could harm our business.

ITEM 2. PROPERTIES

   We lease approximately 89,000 square feet in one building in Santa Clara, California, pursuant to a lease that expires in December 2002. We also lease a design center consisting of approximately 2,900 square feet in one building in Durham, North Carolina, pursuant to a lease that expires in March 2002. We may need to lease additional space in the next few months and are currently negotiating for additional space. We believe that adequate space would be available to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

   On April 9, 1998, we were notified that SGI had filed a patent infringement lawsuit against us in the United Stated District Court for the District of Delaware. The suit alleges that the sale and use of our RIVA family of 3D graphics processors infringes a United States patent held by SGI. The suit seeks unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. We filed an answer in this suit and filed counterclaims asserting that the patent in the suit is neither infringed nor valid. Discovery in this suit has been completed. On April 6, 1999, we and SGI each filed a motion for summary judgement with the court. The hearing on such motions and the trial for the suit are each scheduled for the quarter ending August 1, 1999. Such scheduled dates are subject to change.

   On May 11, 1998, we were notified that S3 had filed a patent infringement lawsuit against us in the United States District court for the Northern District of California. The suit alleges that the sale and use of our RIVA family of 3D graphics processors infringes three United States patents held by S3. The suit seeks unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. We filed an answer in this suit and filed counterclaims asserting that the patents in the suit are neither infringed nor valid. Discovery in this suit is ongoing. We have filed a motion for summary judgement with the court, and the parties are briefing claim construction issues. A hearing on these matters is scheduled to occur in the quarter ending August 1, 1999. Trial for the suit is scheduled for the quarter ending August 1, 1999. Such scheduled dates are subject to change.

   On September 21, 1998, we were notified that 3Dfx had filed a patent infringement lawsuit against us in the United States District court for the Northern district of California. The suit alleges that the sale and use of our RIVA TNT graphics processor infringes two United States patents held by 3Dfx. The suit seeks unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. We filed an answer in this suit and filed counterclaims asserting that the patents in the suit are neither infringed nor valid. Discovery in this suit has commenced. Trial for the suit is scheduled for the quarter ending January 30, 2000. Such scheduled dates are subject to change.

   Based on our investigation to date, we believe that with respect to each of the patent claims at issue in these lawsuits, either the claims are invalid or our products do not infringe the claims. We have conducted and intend to continue to conduct a vigorous defense with respect to all three lawsuits.

   The litigation with SGI, S3 and 3Dfx has resulted, and we expect that it will continue to result, in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us. In the event of an adverse result in any of these suits, we could be required to do one or more of the following:

  . pay substantial damages (including treble damages);

  . preliminarily or permanently cease the manufacture, use and sale of any infringing products;

  . expend significant resources to develop non-infringing technology; or

  . obtain a license from SGI, S3 or 3Dfx for any infringing technology.

   An adverse result in any of these suits could result in limitations on our ability to market our products, delays and costs associated with redesigning our products or payments of license fees or other payments to SGI, S3 or 3Dfx. Our business would suffer if any of those negative events occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In connection with our initial public offering, on January 6, 1999, we received appropriate stockholder approval, in the form of written consents, of the following actions:

     (a) to amend the Certificate of Incorporation that we filed upon the closing of our initial public offering to provide for a classified Board of Directors divided into three classes with staggered terms;

     (b) to amend our Bylaws to provide, among other things, for the following:

      . a classified Board of Directors divided into three classes with staggered terms;

      . to provide for longer advance notice requirements for stockholder proposals, to allow stockholders holding 10 percent or more of our outstanding stock to fill vacancies on the Board of Directors; and

      . for so long as we are subject to certain provisions of California law, to allow stockholders with five percent or more of our outstanding stock to call special meetings of the stockholders.

     (c) to amend our 1998 Equity Incentive Plan to provide, among other things, for the automatic annual increase in the number of shares of common stock available for issuance under the plan.

   We also received the necessary approval from the holders of at least two-thirds of each class of our then-outstanding preferred stock for the automatic conversion of all shares of preferred stock into shares of common stock upon the closing of our initial public offering, so long as the per share price was $7.00.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The following sets forth certain information regarding our executive officers as of April 15, 1999:

     Name                        Age Position
     ----                        --- --------
     Jen-Hsun Huang.............  36 President, Chief Executive Officer and
                                     Director
     Mark K. Allen..............  44 Vice President, Operations
     Jeffrey D. Fisher..........  40 Vice President, Sales
     Christine B. Hoberg........  43 Chief Financial Officer
     Chris A. Malachowsky.......  39 Vice President, Engineering
     Curtis R. Priem............  39 Chief Technical Officer

   Jen-Hsun Huang co-founded our company in April 1993 and has served as our President, Chief Executive Officer and a member of the Board of Directors since our inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions, most recently as Director of Coreware business unit responsible for LSI's "system-on-a-chip" strategy. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

   Mark K. Allen has been our Vice President, Operations since October 1998. From February 1995 to September 1998, Mr. Allen was Senior Vice President of Operations for C-Cube Microsystems, a digital video technology company. From March 1987 to February 1993, Mr. Allen was Vice President of Worldwide Manufacturing Operations for Cypress Semiconductor Corp., a manufacturer and supplier of integrated circuits. Mr. Allen holds a B.S.E.E. degree from Purdue University.

   Jeffrey D. Fisher has been our Vice President, Sales since July 1994. From September 1988 to July 1994, Mr. Fisher held various positions at Weitek Corporation, a semiconductor technology company, where his last position was as Director of World Wide Sales. Mr. Fisher holds a B.S.E.E. degree from Purdue University and an M.B.A. degree from Santa Clara University.

   Christine B. Hoberg has been our Chief Financial Officer since December 1998. From June 1992 to December 1998, Ms. Hoberg held various positions at Quantum Corporation, a mass storage company, where her last position was as Vice President, Corporate Controller. Ms. Hoberg holds a B.A. in German Studies from Stanford University and is a certified public accountant.

   Chris A. Malachowsky co-founded our company in April 1993 and has been our Vice President, Engineering since that time. From 1987 until April 1993, Mr. Malachowsky was a Senior Staff Engineer for Sun Microsystems, Inc., a supplier of enterprise network computing products. From 1980 to 1986, Mr. Malachowsky was a manufacturing design engineer at Hewlett-Packard Company. Mr. Malachowsky was a co-inventor of Sun Microsystems' GX graphics architecture and has authored 39 patents, most of which relate to graphics. Mr. Malachowsky holds a B.S.E.E. degree from the University of Florida and an M.S.C.S. degree from Santa Clara University.

   Curtis R. Priem co-founded our company in April 1993 and has been our Chief Technical Officer since that time. From 1986 to January 1993, Mr. Priem was Senior Staff Engineer at Sun Microsystems where he architected the GX graphics products, including the world's first single chip GUI accelerator. From 1984 to 1986, Mr. Priem was a hardware engineer at GenRad, Inc., a supplier of diagnostic equipment for electronic products. From 1982 to 1984, Mr. Priem was a staff engineer for Vermont Microsystems, Inc., a personal computer company, where he architected IBM's Professional Graphics Adapter, the PC industry's first graphics processor. Mr. Priem has authored 70 patents, all of which relate to graphics and I/O. Mr. Priem holds a B.S.E.E. degree from Rensselaer Polytechnic Institute.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol NVDA. Public trading of our stock began on January 22, 1999. Prior to that, there was no public market for our stock. We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends for the foreseeable future. As of January 31, 1999, we had approximately 208 stockholders of record. During the fourth quarter of fiscal 1999, the high sale price for our common stock as reported by the Nasdaq National Market was $23.44 and the low sale price as reported by the Nasdaq National Market was $18.63.

Recent Sales of Unregistered Securities

   During fiscal 1999, we sold and issued the following unregistered securities:

   On July 22, 1998 and August 14, 1998, we sold Convertible Subordinated Notes to three investors for an aggregate purchase price of $11.0 million. On January 15, 1999, the Notes were automatically converted into an aggregate of 1,571,429 shares of Common Stock. We claimed exemptions under the Securities Act from registration under the Securities Act for the sale and issuance of these notes by virtue of Section 4(2) promulgated thereunder as transactions not involving a public offering.

   During fiscal 1999, we granted stock options to employees, directors and consultants covering an aggregate of 6,612,550 shares of our common stock, at exercise prices ranging from $6.30 to $9.00. Of these shares, 202,775 have been issued and sold pursuant to the exercise of these options, and options to purchase 1,692,688 shares of common stock have been cancelled or have lapsed without being exercised. The sales and issuances of these options were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 under the Securities Act, in that they were issued pursuant to a written compensatory benefit plan.

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on January 21, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-47495). The managing underwriters of the public offering were Morgan Stanley & Co., Hambrecht & Quist and Prudential Securities (the "Underwriters"). In the offering, we sold an aggregate of 3,500,000 shares of our common stock for an initial price of $12.00 per share. The aggregate proceeds from the offering were $42.0 million. We paid expenses of approximately $4.5 million, of which approximately $2.9 million represented underwriting discounts and commissions and approximately $1.6 million represented expenses related to the offering. Net proceeds from the offering were $37.5 million. As of January 31, 1999, none of the net proceeds had been used. The net proceeds were invested in money market funds. On February 2, 1999, we sold an additional 525,000 shares of our common stock at a price of $12.00 per share pursuant to the exercise of the Underwriter's over-allotment option.

ITEM 6.SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1996 and 1997, the one month ended January 31, 1998, and the year ended January 31, 1999 and the balance sheet data as of December 31, 1996 and 1997, January 31, 1998, and January 31, 1999 have been derived from and should be read in conjunction with our audited financial statements and the notes included thereto. The statement of operations data for the years ended December 31, 1994 and 1995 are derived from audited financial statements and the notes thereto not included. The balance sheet data as of December 31, 1994 and 1995 are derived from audited financial statements and the notes thereto not included.

                                                                          Year Ended
                                                              Month Ended  January
                              Year Ended December 31,         January 31,    31,
                          ----------------------------------  ----------- ----------
                           1994     1995     1996     1997       1998        1999
                          -------  -------  -------  -------  ----------- ----------
                                  (in thousands, except per share data)
Statement of Operations
 Data:
Revenue:
 Product................  $    --  $ 1,103  $ 3,710  $27,280    $11,420    $151,413
 Royalty................       --       79      202    1,791      1,911       6,824
                          -------  -------  -------  -------    -------    --------
  Total revenue.........       --    1,182    3,912   29,071     13,331     158,237
Cost of revenue.........       --    1,549    3,038   21,244     10,071     109,746
                          -------  -------  -------  -------    -------    --------
Gross profit (loss).....       --     (367)     874    7,827      3,260      48,491
                          -------  -------  -------  -------    -------    --------
Operating expenses:
 Research and
  development...........      361    2,426    1,218    7,103      1,121      25,073
 Sales, general and
  administrative........      990    3,677    2,649    4,183        640      18,902
                          -------  -------  -------  -------    -------    --------
  Total operating
   expenses.............    1,351    6,103    3,867   11,286      1,761      43,975
                          -------  -------  -------  -------    -------    --------
  Operating income
   (loss)...............   (1,351)  (6,470)  (2,993)  (3,459)     1,499       4,516
Interest and other
 income (expense), net..      (10)      93      (84)    (130)       (18)        (29)
                          -------  -------  -------  -------    -------    --------
Income (loss) before
 taxes..................   (1,361)  (6,377)  (3,077)  (3,589)     1,481       4,487
Income taxes............       --       --       --       --        134         357
                          -------  -------  -------  -------    -------    --------
  Net income (loss).....  $(1,361) $(6,377) $(3,077) $(3,589)   $ 1,347    $  4,130
                          =======  =======  =======  =======    =======    ========
Basic net income (loss)
 per share..............  $  (.19) $  (.56) $  (.27) $  (.28)   $   .10    $    .28
                          =======  =======  =======  =======    =======    ========
Diluted net income
 (loss) per share.......  $  (.19) $  (.56) $  (.27) $  (.28)   $   .05    $    .15
                          =======  =======  =======  =======    =======    ========
Shares used in basic per
 share computation......    7,048   11,365   11,383   12,677     14,141      14,565
Shares used in diluted
 per share computation..    7,048   11,365   11,383   12,677     26,100      27,393

                                           December 31,          January 31,
                                    --------------------------- --------------
                                     1994   1995   1996   1997   1998   1999
                                    ------ ------ ------ ------ ------ -------
                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents.......... $4,555 $3,872 $3,133 $6,551 $7,984 $50,257
Total assets.......................  5,450  6,793  5,525 25,039 30,172 113,332
Capital lease obligations, less
 current portion...................    249  1,137    617  1,891  1,756   1,995
Total stockholders' equity.........  4,629  4,013  1,037  6,897  8,610  64,209

--------
(1) See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used in per share computations.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our financial statements and notes thereto. Our fiscal years ended on December 31 from 1993 to 1997. Effective January 31, 1998, we changed the fiscal year-end financial reporting period to a 52- or 53- week year ending on the last Sunday in January. We elected not to restate the previous reporting periods ending December 31. As a result, the first quarter of fiscal 1999 is a 12-week period, the fourth quarter of fiscal 1999 is a 14-week period and the second and third quarters are 13-week periods.

Overview

   We design, develop and market 3D graphics processors that provide high performance interactive 3D graphics to the mainstream PC market. We incurred losses in each year from inception through the first three quarters of 1997. We incurred a loss in the quarters ended April 26, 1998 and July 26, 1998 and realized profits in the quarters ended December 31, 1997, October 25, 1998 and January 31, 1999. As of January 31, 1999, we had an accumulated deficit of approximately $9.4 million. Since inception in April 1993 through the end of 1994, we were in the development stage and were primarily engaged in product development and product testing. We introduced our first product, the NV1, in May 1995. The NV1 was a multimedia accelerator that provided 3D graphics, video and audio for interactive multimedia, and was targeted primarily to the game console market. The NV1 was developed in the absence of industry standards with the goal of establishing our proprietary NV technology as a 3D graphics standard. By the end of 1996, the PC industry had broadly adopted Microsoft's Direct3D and SGI's OpenGL 3D APIs. As a result, we experienced a significant reduction in revenue from sales of the NV1 and stopped selling the NV1 in the first quarter of 1996. We also ceased development of the NV2, a product designed for a game console platform, and began developing the RIVA128 graphics processor. We began commercial shipment of the RIVA128 graphics processor in August 1997, the RIVA128ZX graphics processor in March 1998, the RIVA TNT graphics processor in July 1998 and the RIVA TNT2 graphics processor in April 1999. These high performance graphics products are designed to be compatible with Microsoft's Direct3D and are targeted at the mainstream PC market.

   All of our revenue in 1995 and 1996 was derived from the sale and license of the NV1, and substantially all of our revenue in 1997 and the year ended January 31, 1999 was derived from the sale and license of the RIVA family of graphics processors. We expect that substantially all of our revenue for the foreseeable future will be derived from the sale and license of our 3D graphics processors in the mainstream PC market. We recognize product sales revenue upon shipment, net of allowances, and recognize royalty revenue upon shipment of product to the licensee's customers. Since we have no other product line, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the mainstream PC market. During the spring of 1998, many PC makers experienced reduced demand for their products, resulting in increased inventories. These market conditions resulted in reduced orders from our customers and negatively affected our financial results for the quarter ended July 26, 1998.

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board manufacturers, primarily Creative, Diamond and STB and motherboard manufacturers such as Intel. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. The average selling prices ("ASPs") for our products, as well as our customers' products, vary by distribution channel. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. Diamond accounted for 82% of our total revenue in calendar 1996. Sales to STB accounted for 63% and sales to Diamond accounted for 31% of our total revenue in calendar 1997. Sales to STB accounted for 35%, sales to Diamond accounted for 27%, sales to Creative accounted for 13% and sales to Intel accounted for 12% of our total revenue in fiscal 1999. The number of potential customers for our products is limited, and we expect that sales to Creative and Diamond will continue to account for a substantial portion of our revenue for the foreseeable future. 3Dfx, a 3D graphics company and a competitor, recently announced the execution of an acquisition agreement with STB. As a result of the pending acquisition, we expect sales to STB to decline significantly from prior levels and STB may cease to be one of our significant customers. Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future.

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles will remain short and ASPs will continue to decline. In particular, ASPs and gross margins are expected to decline as each product matures. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels in order to be included in new system configurations, or we must timely introduce new products with such performance characteristics at costs and in sufficient volumes to maintain overall average selling prices and gross margins. Failure to achieve necessary costs and volume shipments with respect to future products or product enhancements could result in rapidly declining ASPs, reduced margins, reduced demand for products or loss of market share.

   Demand for our products has been and will continue to be significantly affected by actual and anticipated changes in the price and supply of DRAM products or other components used with PC graphics processors. Large supplies of SDRAMs in the spring of 1998 resulted in significant price declines for these components and lowered the total system cost to customers of products that used SDRAMs, as compared to SGRAMs. This unfavorable component price competition, in part, negatively impacted sales of our RIVA128ZX graphics processor during the quarter ended July 26, 1998, as that product operated only using SGRAMs at that time. Future fluctuations in prices of components used by customers of 3D graphics processors may harm our business. See "Certain Business Risks--The Market for Mainstream PC 3D Graphics is New and Uncertain, --We Need to Develop New Products and Manage Product Transitions in Order to Succeed" and "--We May be Unable to Obtain Design Wins."

   We currently utilize TSMC and WaferTech to produce semiconductor wafers and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. As our relationships with our manufacturing partners develop, yields or product performance could be adversely affected due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. A manufacturing disruption experienced by these manufacturers would impact the production of our products, which would harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products. We have recently introduced the RIVA TNT2 3D processor and while we have not experienced yield problems to date, we may experience problems or other delays while ramping up production. We experienced difficulty in achieving volume production at TSMC of the RIVA128ZX graphics processor in the quarter ended July 26, 1998 and, to a lesser degree, the RIVA TNT graphics processor in the quarter ended October 25, 1998. The lower yields resulting from these difficulties resulted in part in higher expenses and lower revenues and a negative gross margin for the quarter ended July 26, 1998. We obtain manufacturing services on a purchase order basis and our manufacturers have no obligation to provide us with any specified minimum quantities of product. In addition, our third-party manufacturers fabricate wafers, assemble, test and package products for other companies, including certain of our competitors, and could choose to prioritize capacity for other uses or reduce or eliminate deliveries to us on short notice. See "Certain Business Risks--We Depend on Third-Party Manufacturers to Produce our Products;" and "--Low Manufacturing Yields would Harm our Business."

   Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We recognize revenue upon shipment of products to the customer. Product returns or delays or difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

   We have in the past entered into contractual agreements with third parties to provide design, development and support services on a best efforts basis. All amounts funded to us under these agreements were non-refundable once paid and recorded primarily as a reduction to research and development expenses. We developed the NV2 under contract with a third party and recorded a credit to research and development of $2.0 million in 1996. As part of a strategic collaboration agreement with ST Microelectronics ("ST"), we received contract funding in support of research and development and marketing efforts for the RIVA128 and RIVA128ZX graphics processors. Accordingly, in 1996, 1997 and fiscal 1999 we recorded reductions, primarily to research and development, and, to a lesser extent to sales, general and administrative expenses. We currently do not have any plans to enter into contractual development arrangements and do not expect contract funding in the future.

Results of Operations

 Calendar Years Ended December 31, 1996 and 1997 and Fiscal Year Ended January 31, 1999

  Revenue

   Product Revenue. Product revenue was $3.7 million in 1996, $27.3 million in 1997 and $151.4 million in the fiscal year ended January 31, 1999 ("Fiscal 1999"). Prior to 1997, product revenue was derived from sales of our NV1 processor. The substantial increase in product revenue from 1996 to 1997 was due to sales of the RIVA128 graphics processor, which we introduced in August 1997. The growth in revenue in fiscal 1999 was due to increased sales of our graphics processors and reflects our first full year of sales of our graphics processors. Revenue from sales outside of the U.S. accounted for 24% of total revenue for the year ended January 31, 1999. Substantially all of our revenue from product sales in 1996 and 1997 was derived from sales in the U.S. Although we achieved substantial growth in product revenue from 1997 to fiscal 1999, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the ASPs of our products will decline over the lives of the products. The declines in ASPs of 3D graphics processors generally may also accelerate as the market develops and competition increases. See "Certain Business Risks--Semiconductors are Subject to Eroding Average Selling Prices."

   Royalty Revenue. ST has a license from us to sell the NV1 multimedia accelerator and the RIVA128 and RIVA128ZX graphics processors. Royalty revenue was $202,000 in 1996, $1.8 million in 1997 and $6.8 million in fiscal 1999. Royalty revenue increased in 1997 as a result of our introduction of the RIVA128 graphics processor in August 1997 and subsequent sales of the RIVA128 graphics processor by ST. The increase in royalty revenue in fiscal 1999 resulted primarily from increased sales by ST of the RIVA128 graphics processor and a derivative of the RIVA128ZX graphics processor. Royalty revenue from sales by ST of the RIVA128 graphics processor represented approximately 6% of our total revenue in 1997, and royalty revenue from sales by ST of the RIVA128 graphics processor and a derivative of the RIVA128ZX graphics processor represented 4% of our total revenue in fiscal 1999. We expect royalty revenue from ST to decrease in absolute dollars and as a percentage of total revenue in fiscal 2000 and beyond.

  Gross Profit

   Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. We had a gross profit of $874,000 in 1996, $7.8 million in 1997 and $48.5 million in fiscal 1999. Excluding royalty revenue, gross margin on product revenue was 18% in 1996, 22% in 1997 and 28% in fiscal 1999. The increase in gross margin on product revenue in 1997 was primarily due to sales of the

RIVA128 graphics processor. The sales of the higher margin RIVA TNT graphics processor and reductions to costs of the RIVA128 graphics processor contributed to the increase in gross margin in fiscal 1999. Although we achieved substantial growth in gross profit and gross margin from 1997 to fiscal 1999, we do not expect to sustain these rates of growth in future periods.

  Operating Expenses

   Research and development. Research and development expenses consist of salaries and benefits, cost of development tools and software, and consultant costs, net of contract funding and support payments from ST. Research and development expenses before adjustments for contract funding and support payments were $5.8 million in 1996, $9.0 million in 1997 and $25.1 million in fiscal 1999. The increases each year were primarily due to additional personnel and related costs, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development.

   We developed the NV2 under contract with a third party and recorded a credit to research and development of $3.0 million in 1996. Also, as part of a strategic collaboration agreement with ST, we received contract funding in support of research and development and marketing efforts for the RIVA128 and RIVA128ZX graphics processors. Accordingly, we recorded $2.0 million in 1996 and approximately $2.3 million in 1997 as a reduction primarily to research and development, and, to a lesser extent, sales, general and administrative expenses. We were obligated to provide continued development and support to ST through the end of calendar 1998. As a result, we recorded $2.3 million for continued development and support in fiscal 1999. We currently do not have any plans to enter into contractual development arrangements and do not expect contract funding in the future.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and administrative personnel, promotional and advertising expenses, travel and entertainment expenses and legal expenses, net of contract funding received from ST. Sales, general and administrative expenses increased from $2.6 million in 1996 to $4.2 million in 1997, primarily due to incremental promotional expenses, additional personnel and commissions and bonuses on sales of the RIVA128 graphics processor. Sales, general and administrative expenses increased from $4.2 million in 1997 to $18.9 million in fiscal 1999, primarily due to increased promotional expenses, additional personnel and commissions and bonuses on sales of the RIVA128 and RIVA TNT graphics processors. We expect sales and marketing expenses to continue to increase in absolute dollars as we expands sales and marketing efforts and increase promotional activities. We expect general and administrative expenses to increase in connection with expenses associated with being a public company and legal fees related to the SGI, S3 and 3Dfx patent lawsuits, until those lawsuits are resolved.

  Interest and Other Income (Expense), Net

   Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations, and in fiscal 1999, in part, to interest on borrowings under our line of credit agreement. Net interest expense was $84,000 in 1996, $130,000 in 1997 and $29,000 in fiscal 1999. The increase in interest expense as a result of additional equipment leased in support of development activities was offset by an increase in interest income due to higher average cash balances in fiscal 1999.

  Income Taxes

   We recorded no income taxes in 1996 and 1997. The income taxes for the one month ended January 31, 1998, consisted entirely of current federal tax expense. Income taxes for the year ended January 31, 1999 of $357,000 consisted of $583,000 current federal tax expense and $226,000 deferred federal tax benefit. We expect to record increasing provisions for income taxes in fiscal 2000, the amount of which will depend on several factors, including the availability of deferred tax assets and research and development carryforwards. Realization of the deferred tax assets will depend on future taxable income. See Note 5 of Notes to Financial Statements.

Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. We amortized approximately $961,000 in 1997, $360,000 in the one month ended January 31, 1998 and $2.5 million of the deferred compensation in the year ended January 31, 1999. We will amortize the remainder over the four-year vesting periods of the options. We anticipate amortization of approximately $650,000 in fiscal 2000. See Note 3 of Notes to Financial Statements.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through private sales of convertible securities totaling $30.7 million and, to a lesser extent, equipment lease financing, a bank line of credit and proceeds received from the exercise of employee stock options. As of January 31, 1999, we had $50.3 million in cash and cash equivalents and $5.0 million in outstanding bank indebtedness. In January 1999, we sold a total of 3.5 million shares of common stock in an initial public offering at a price of $12.00 per share, for net proceeds of $37.5 million. In February 1999, we received an additional $5.9 million from the underwriters' exercise of their option to purchase an additional 525,000 shares of common stock. Approximately $5.0 million of the net proceeds were used to repay in full amounts outstanding under the bank line of credit in March 1999. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures and working capital. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high quality financial institutions and limit the amount of exposure with any one financial institution.

   We had a $5.0 million credit facility at January 31, 1999. Borrowings under the line of credit carried interest at prime rate plus 1% and were due in March 1999. As of January 31, 1999, we had borrowed $5.0 million against the line of credit, all of which was repaid in March 1999.

   Net cash used in operating activities was $279,000 in 1996 and $1.2 million in 1997. The increase from 1996 to 1997 was a result of substantial increases in accounts receivable in 1997, partially offset by an increase in accounts payable. Net cash provided by operating activities was $1.9 million in fiscal 1999, primarily consisting of changes in working capital. Our accounts receivable are highly concentrated. Two customers accounted for substantially all of the accounts receivable in 1997 and five customers accounted for substantially all of the accounts receivable in the year ended January 31, 1999. Although we have not experienced any bad debt write-offs to date, we may be required to write off bad debt in the future, which could harm our business.

   To date, our investing activities have consisted primarily of purchases of property and equipment. As of January 31, 1999, in addition to commitments under operating and capital leases, we had manufacturing commitments of $37.4 million. See Note 4 of Notes to Financial Statements. Our capital expenditures, including capital leases, increased from $300,000 in 1996 to $5.8 million in 1997, and to $10.1 million in fiscal 1999. These increases were due to additional capital leases and purchases of computer equipment, including workstations and servers to support increased research and development activities. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $20.0 million for capital expenditures in fiscal 2000, primarily for software licenses, emulation equipment and the purchase of computer and engineering workstations.

   We believe that our existing cash balances, anticipated cash flows from operations and capital lease financing will be sufficient to meet our operating and capital requirements for at least the next 12 months, although we could be required, or could elect, to raise additional funds during that period. We expect that we may need to raise additional equity or debt financing in the future. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases and/or research and development expenditures, which could adversely affect our business.

Year 2000 Compliance

   The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs that have such date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   We are heavily dependent upon the proper functioning of our own computer or data-dependent systems. This includes, but is not limited to, information systems in business, finance, operations and service. Any failure or malfunctioning on the part of these or other systems could adversely affect us in ways that are not currently known, discernible, quantifiable or otherwise anticipated by us.

   Our graphics processors and related software do not depend on any date-sensitive functions in order to perform in accordance with their respective designs and their functions should not be negatively affected by the Year 2000 issue. Our products are ultimately used with a number of different hardware and software products, and to the extent these third-party products are not Year 2000 compliant, the interoperability of our products may be adversely affected. Given the number of third-party components and our limited resources, we do not expect to review these third-party products.

   We have conducted and completed an initial audit of our critical internal financial, informational and operational systems and our electronic design tools to identify and evaluate those areas of our business that may be affected by the Year 2000 issue. We have completed a detailed plan to implement and test any necessary modifications to these key areas to ensure that they are Year 2000 compliant. Our plan includes the following components:

  . independent validation of our Year 2000 assessment procedures;

  . formal communications with all significant suppliers, large customers and tools vendors to determine the extent to which we are vulnerable to those third parties' failure to remedy their own Year 2000 issues; and

  . the development of contingency plans to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations.

   We anticipate that any required remediation programs will be completed by the end of calendar 1999.

   To date, we have not incurred incremental material costs associated with our efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. We believe that future costs associated with our Year 2000 compliance efforts will not exceed $500,000.

   In addition to the risks associated with our own systems, we have relationships with, and are to varying degrees dependent upon, a large number of third parties that provide information, goods and services to us and manufacture our graphics processors. Our business could suffer if key suppliers were to experience Year 2000 issues that caused them to delay manufacturing or shipment of finished product to us. In addition, our results of operations could suffer if any of our key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our product. We have begun to initiate formal communications to ascertain the Year 2000 compliance of key suppliers and determine the extent to which we may be vulnerable to those third parties' failure to remedy their own Year 2000 issues.

   We have completed an inventory of internal systems, hardware, software, communication networks and non-information technology systems and services. We are in the process of doing the following:

  . assessing specific underlying computer systems, programs and/or hardware;

  . evaluating remediation or replacement of Year 2000 non-compliant technology;

  . conducting validation and testing of technologically compliant Year 2000 solutions; and

  . completing implementation of Year 2000 compliant systems.

   While we plan to complete modifications or upgrades of our business-critical systems prior to the Year 2000, we may be unable to develop a plan to address the Year 2000 issue in a timely manner or to upgrade any or all of our major systems in accordance with our plan. If any required modifications or upgrades or modifications by key suppliers or customers are not completed in a timely manner or are not successful, we may be unable to conduct our business. In addition, any upgrades made may not effectively address the Year 2000 issue. Furthermore, the systems of other companies on which we rely for the manufacture of our products may not be timely converted. A failure to convert by another company, or a conversion that is incompatible with our systems, could harm our business.

   We or one or more third parties may encounter unforeseen problems with respect to any of our systems, which could harm our business. We are currently evaluating possible actions, including accumulating excess inventory of our finished products, to be taken in the event that our assessment of the Year 2000 issue is not successfully completed on a timely basis, but we have not yet established a formal contingency plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from the investments without significantly increasing risk. To minimize potential loss arising from adverse changes in interest rates, we maintain a portfolio of cash and cash equivalents primarily in highly rated domestic money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate See Note 1 of Notes to Financial Statements.

Exchange Rate Risk

   We consider our exposure to foreign exchange rate fluctuations to be minimal. Currently, all of our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Certain Business Risks

   In addition to the risks discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the risks set forth below.

   Our operating results are unpredictable and they may fluctuate. Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is therefore difficult for us to accurately forecast revenue and profits or losses. We believe that, even if we do achieve significant sales of our products, our quarterly and annual results of operations will be affected by a variety of factors that could adversely affect our revenue, gross profit and results of operations.

Factors that have affected our results of operations in the past, and are likely to affect our results of operations in the future, include the following:

  . demand and market acceptance for our products;

  . the successful development of next-generation products;

  . unanticipated delays or problems in the introduction or performance of next-generation products;

  . market acceptance of the products of our customers;

  . new product announcements or product introductions by our competitors;

  . our ability to introduce new products in accordance with OEM design requirements and design cycles;

  . changes in the timing of product orders due to unexpected delays in the introduction of products of our customers or due to the life cycles of our customers' products ending earlier than anticipated;

  . fluctuations in the availability of manufacturing capacity or manufacturing yields;

  . competitive pressures resulting in lower than expected average selling prices;

  . the volume of orders that are received and that can be fulfilled in a quarter;

  . the rescheduling or cancellation of customer orders;

  . the unanticipated termination of strategic relationships;

  . seasonal fluctuations associated with the tendency of PC sales to decrease in the second quarter and increase in the second half of each calendar year; and

  . the level of expenditures for our research and development and sales, general and administrative functions.

   In addition, we may experience difficulties related to the production of current or future products and other factors may delay the introduction or volume sale of new products we develop. We believe that quarterly and annual results of operations also could be affected in the future by other factors, including the following:

  . changes in the relative volume of sales of our products;

  . seasonality in the PC market;

  . our ability to reduce the process geometry of our products;

  . supply constraints for the other components incorporated into our customers' products;

  . the loss of a key customer;

  . changes in the pricing of dynamic random access memory devices ("DRAMs") or other components;

  . legal and other costs related to defending intellectual property litigation;

  . costs associated with protecting our intellectual property;

  . costs related to acquiring or licensing intellectual property;

  . inventory write-downs; and

  . foreign exchange rate fluctuations.

   Any one or more of the factors discussed above could prevent us from achieving our expected future revenue or net income.

   Because most operating expenses are relatively fixed in the short term, we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall. We may be required to reduce prices in response to competition or to pursue new market opportunities. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, our business could suffer. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. As a result of fluctuating operating results or other factors discussed below, in future quarters our results of operations may be below the expectations of public market analysts or investors. In that event, the market price of our common stock could decline.

   We have a limited operating history and a history of losses. We have a limited operating history upon which investors may evaluate our company and our prospects. Our recent revenue growth may not be sustainable and should not be considered indicative of future revenue growth, if any. As of January 31, 1999, our accumulated deficit was approximately $9.4 million. Although we generated net income in the quarters ended January 31, 1999, October 25, 1998 and December 31, 1997, we incurred losses in the quarters ended April 28, 1998 and July 26, 1998, in the first three quarters of fiscal 1997 and in each quarter of our prior fiscal years. We may not be profitable on a quarterly or annual basis in the future.

   Our 3D graphics solution may not be accepted by the mainstream PC market. Our success will depend in part upon broad adoption of our 3D graphics processors for high performance 3D graphics in mainstream PC applications. The market for 3D graphics processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in DRAM pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition. Since we have no other product line, our business, financial condition and results of operations would be materially adversely affected if for any reason our current or future 3D graphics processors do not achieve widespread acceptance in the mainstream PC market. If we are unable to complete the timely development of or successfully and cost-effectively manufacture and deliver products that meet the requirements of the mainstream PC market, our business, financial condition and results of operations would be materially adversely affected. In addition, the PC industry is seasonal, and we expect that our financial results in the future will be affected by such seasonality.

   The sub-$1,000 segment of the mainstream PC market has grown rapidly in recent quarters. We have only recently introduced a 3D graphics processor targeted at this segment. If this product is not competitive in this segment and the sub-$1,000 segment continues to account for an increasing percentage of the units sold in the mainstream PC market, our business, financial condition or results of operations could be materially adversely affected.

   We need to develop new products and manage product transitions in order to succeed. Our business will depend to a significant extent on our ability to successfully develop new products for the 3D graphics market. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. This requires that we do the following:

  . anticipate the features and functionality that consumers will demand;

  . incorporate those features and functionality into products that meet the exacting design requirements of PC OEMs and add-in board manufacturers;

  . price our products competitively; and

  . introduce the products to the market within the limited window for PC OEM and add-in board manufacturer design cycles.

   As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:

  . proper new product definition;

  . timely completion and introduction of new product designs;

  . the ability of TSMC, our primary manufacturer, and any additional third-party manufacturers to effectively manufacture our new products;

  . our ability to design products that effectively utilize the process technologies of TSMC or WaferTech or any other third-party manufacturers;

  . the quality of any new products;

  . differentiation of new products from those of our competitors; and

  . market acceptance of our and our customers' products.

   Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems, as discussed below. New products that we introduce may not incorporate the features and functionality demanded by PC OEMs, add-in board manufacturers and consumers of 3D graphics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the PC OEMs' design cycles and market demand. We have in the past experienced delays in the development of some new products, as discussed below. Our failure to successfully develop, introduce or achieve market acceptance for new 3D graphics products would harm our business.

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles will remain short and average selling prices ("ASPs") will continue to decline. In particular, we expect ASPs and gross margins for our 3D graphics processors to decline as each product matures and as unit volumes increase. As a result, we will need to introduce new products and enhancements to existing products to maintain overall ASPs and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for our products increases, there is an increasing risk that we will experience problems with the performance of our products and that there will be delays in the development, introduction or volume shipment of our products. We recently introduced the RIVA TNT2 3D processor. While we have not experienced yield problems to date, we may experience problems or other delays while ramping up production. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining ASPs, reduced margins, reduced demand for our products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, either of which would harm our business.

   In the design and development of new products and product enhancements, we rely on third-party software development tools. While we currently are not dependent on any one vendor for the supply of these tools, some or all of these tools may not be readily available in the future. For example, we have experienced delays in the introduction of products in the past as a result of the inability of then-available software development tools to fully simulate the complex features and functionalities of our products. The design requirements necessary to meet consumer demands for more features and greater functionality from 3D graphics products in the future may exceed the capabilities of the software development tools available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, our business could suffer.

   We may be unable to obtain design wins. Our future success will depend in large part on achieving design wins, which entails having our existing and future products chosen as the 3D graphics processors for hardware components or subassemblies designed by PC OEMs and add-in board manufacturers. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. Our failure to achieve one or more design wins would harm our business. The process of being qualified for inclusion in a PC OEM's product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could harm our business.

   Our ability to achieve design wins will depend in part on our ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including Intel and Microsoft. This would require us to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, our ability to achieve design wins could suffer. Our failure to achieve design wins would result in the loss of any potential sales volume that could be generated by newly designed PC hardware component or board subassembly. This would give a competitive advantage to the 3D graphics processor manufacturer that achieved the design win.

   We are dependent on the PC market, which may not continue to grow. In 1997 and the year ended January 31, 1999, we derived all of our revenue from the sale or license of products for use in PCs. We expect to continue to derive substantially all of our revenue from the sale or license of products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business. During the spring of 1998, many PC makers experienced reduced demand for their products, resulting in increased inventories. These market conditions, in part, resulted in reduced orders from our customers and negatively affected our financial results for the quarter ended July 26, 1998.

   The market for mainstream PC 3D graphics is new and uncertain. Our success will depend, in part, upon the demand for 3D graphics for mainstream PC applications. The market for 3D graphics on mainstream PCs has only recently begun to emerge and is dependent on the future development of, and substantial end-user and OEM demand for, 3D graphics functionality. As a result, the market for mainstream PC 3D graphics computing may not continue to develop or may not grow at a rate sufficient to support our business. The development of the market for 3D graphics on mainstream PCs will in turn depend on the development and availability of a large number of mainstream PC software applications that support or take advantage of 3D graphics capabilities. Currently there are only a limited number of software applications like this, most of which are games, and a broader base of software applications may not develop in the near term or at all. Until very recently, the majority of multimedia PCs incorporated only 2D graphics acceleration technology, and as a result, the majority of graphics applications currently available for mainstream PCs are written for 2D acceleration technology.

Consequently, a broad market for full function 3D graphics on mainstream PCs may not develop. Our business will suffer if the market for mainstream PC 3D graphics fails to develop or develops more slowly than expected.

   We are dependent on a small number of customers and we are subject to order and shipment uncertainties. We have only a limited number of customers and our sales are highly concentrated. We primarily sell our products to add-in board manufacturers, which incorporate graphics products in the boards they sell to PC OEMs. Sales to add-in board manufacturers are primarily dependent on achieving design wins with leading PC OEMs. We believe that the large majority of our revenue in our most recent five quarters was attributable to products that ultimately were incorporated into PCs sold by Compaq, Dell, Gateway, IBM, Micron and Packard Bell NEC. The number of add-in board manufacturers and leading PC OEMs is limited, and we expect that a small number of add-in board manufacturers directly, and a small number of PC OEMs indirectly, will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, our business could be harmed by the decision of a single PC OEM or add-in board manufacturer to cease using our products or by a decline in the number of products sold by a single PC OEM or add-in board manufacturer or by a small number of customers. In addition, revenue from add-in board manufacturers or PC OEMs that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period.

   Our failure to manage growth could harm our business. Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of January 31, 1999, we had 248 employees as compared to 92 employees as of December 31, 1997. We expect that the number of our employees will increase substantially over the next 12 months. Our financial and management controls, reporting systems and procedures are limited and will need to be upgraded significantly. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Our failure to do any of these things could harm our business. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy. Our inability to effectively manage any future growth would harm our business.

   We are dependent on key personnel, all of whom are at-will employees. Our performance will be substantially dependent on the performance of our executive officers and key employees. None of our officers or employees is bound by an employment agreement, and our relationships with these officers and employees are, therefore, at will. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract, train, assimilate or retain the necessary technical and managerial personnel would harm our business.

   We depend on third-party manufacturers to produce our products. We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC and WaferTech to produce our semiconductor wafers and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may be unable to meet our near-term or long-term manufacturing requirements. As our relationships with TSMC and other manufacturing partners develop, yields or product performance could be adversely affected due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. We obtain manufacturing services on a purchase order basis and TSMC has no obligation to provide us with any specified minimum quantities of product. TSMC fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice. Because the lead time needed to establish a strategic relationship with a new manufacturing partner could be several months, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC and any other manufacturers used by us to ensure adequate product supply to respond to customer demand.

   There are many other risks associated with our dependence upon third-party manufacturers, including the following:

  . reduced control over delivery schedules, quality assurance, manufacturing yields and cost;

  . risks associated with international operations;

  . the potential lack of adequate capacity during periods of excess demand;

  . limited warranties on wafers supplied to us;

  . availability of trade credit on favorable terms; and

  . potential misappropriation of our intellectual property.

   We are dependent primarily on TSMC and we expect in the future to continue to be dependent upon third-party manufacturers to do the following:

  . produce wafers of acceptable quality and with acceptable manufacturing yields;

  . deliver those wafers to us and our independent assembly and testing subcontractors on a timely basis and;

  . allocate to us a portion of their manufacturing capacity sufficient to meet our needs.

   Our wafer requirements represent a small portion of the total production capacity of TSMC. Although our products are designed using TSMC's process design rules, TSMC may be unable to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, TSMC may not continue to devote resources to the production of our products or to advance the process design technologies on which the manufacturing of our products are based. Any difficulties like this would harm our business.

   Low manufacturing yields would harm our business. Semiconductor manufacturing yields are a function both of product design, which is developed largely by us, and process technology, which is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between us and the manufacturer. The risk of low yields is compounded by the offshore location of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As our relationships with TSMC and any additional manufacturing partners develop, yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships as well as revenue and gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could harm our business. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, our business could suffer.

   We may be unable to transition to new manufacturing process technologies. Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We have migrated to the .25 micron technology with the RIVA TNT2 graphics processor and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience these difficulties and the corresponding adverse effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

   We are dependent on third-party subcontractors for assembly and testing of our products. Our graphics processors are assembled and tested by Amkor, Siliconware and ChipPAC. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

   We may be subject to liability resulting from claims of product defects and incompatibilities. Products as complex as those we offer may contain defects or failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered software defects and incompatibilities with customers' hardware in certain of our products and we may experience delays or lost revenue to correct any new defects in the future. We have not experienced material adverse effects resulting from any bugs, defects, failures or incompatibilities to date, but errors may be found in new products or releases after commencement of commercial shipments in the future despite our testing efforts. This could result in loss of market share or failure to achieve market acceptance. In addition, our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. The widespread production and distribution of defective products could harm our business.

   Our products are an integrated component of PCs. Although we have not experienced any product liability claims to date, the sale and support of our products may entail the risk of claims like this. In addition, any failure by our products or software to properly perform could result in claims against us by our customers. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. A successful claim brought against us that is in excess of, or excluded from, our insurance coverage, could harm our business. In addition, even claims that are ultimately unsuccessful could result in our expenditure of funds in litigation and management time and resources. We have agreed to indemnify some of our customers and suppliers against patent infringement, warranty and product defect claims. We may be subject to material claims in the future and those claims could result in liability in excess of our insurance coverage. In addition, our insurance may not cover those claims and appropriate insurance may not continue to be available to us in the future at commercially reasonable rates.

   Semiconductors are subject to eroding average selling prices. The semiconductor industry, including the 3D graphics processor industry, has been characterized, and is likely to continue to be characterized by, rapid erosion of ASPs due to a number of factors. These factors include rapid technological change, price/performance enhancements and product obsolescence. We anticipate that ASPs and gross margins for our products will decrease over product life cycles due to competitive pressures and volume pricing agreements. Decreasing ASPs could cause us to experience decreased revenue even though the number of units sold is increasing. As a result, we may experience substantial period-to-period fluctuations in future operating results due to ASP erosion.

Therefore, we must continue to develop and introduce on a timely basis next-generation products and enhancements to existing new products that incorporate additional or new features and functionalities and that can be sold at higher ASPs. Failure to achieve this could cause our revenue and gross margins to decline, which would harm our business.

   Our business is subject to risks associated with international operations. Our reliance on foreign third-party manufacturing, assembly and testing operations subjects us to a number of risks associated with conducting business outside of the United States. These risks include the following:

  . unexpected changes in, or impositions of, legislative or regulatory requirements;

  . delays resulting from difficulty in obtaining export licenses for certain technology;

  . tariffs, quotas and other trade barriers and restrictions;

  . longer payment cycles;

  . potentially adverse taxes;

  . the burdens of complying with a variety of foreign laws; and

  . other factors beyond our control.

   We are also subject to general political risks in connection with our international trade relationships. Although to date our business has not suffered as a result of these regulatory, political and other factors, these factors could harm our business in the future or could require us to modify our current business practices. In addition, the laws of some foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. The possibility of piracy of our technology and products is thus more likely in these countries. Currently, all of our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and to date we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

   The semiconductor industry is cyclical, which could cause fluctuations in our operating results. The semiconductor industry historically has been characterized by the following factors:

  . rapid technological change;

  . cyclical market patterns;

  . significant ASP erosion;

  . fluctuating inventory levels;

  . alternating periods of overcapacity and capacity constraints;

  . variations in manufacturing costs and yields; and

  . significant expenditures for capital equipment and product development.

   In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of ASPs. We may experience substantial period-to-period fluctuations in results of operations due to general semiconductor industry conditions.

   Our stock price could be volatile. The market price of our common stock could be subject to significant fluctuations in response to our operating results, announcements of new products by us or our competitors, and other factors, including general conditions in the 3D graphics and PC markets. In addition, the stock market in recent months has experienced and continues to experience extreme price and volume fluctuations, which have affected the market price of the stock of many companies, and particularly technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies.

These fluctuations, as well as a shortfall in sales or earnings compared to securities analysts expectations, changes in analysts recommendations or projections or general economic and market conditions, may adversely affect the market price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price for a company's securities. Litigation like this could result in substantial costs and a diversion of management attention and resources, which could harm our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to the information regarding Directors and Executive Officers appearing under the heading "Election of Directors" in the 1999 Proxy Statement which information is hereby incorporated by reference, and to the information under the heading "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to the information appearing under the heading "Executive Compensation," in the 1999 Proxy Statement, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to information appearing in the 1999 Proxy Statement, under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to information appearing in the 1999 Proxy Statement, under the heading "Certain Transactions," which information is hereby incorporated by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
 (a)  1. Financial Statements
         Report of KPMG LLP, Independent Auditors........................   32
         Balance Sheets as of December 31, 1997, January 31, 1998, and
         January 31, 1999................................................   33
         Statements of Operations for the years ended 1996 and 1997, one
         month ended January 31, 1998, and year ended January 31, 1999...   34
         Statements of Stockholders' Equity for the years ended December
         31, 1996 and 1997, one month ended January 31, 1998, and year
         ended January 31, 1999..........................................   35
         Statements of Cash Flows for the years ended December 31, 1996 and 1997, one month ended January 31, 1998, and year ended
         January 31, 1999................................................   36
         Notes to Financial Statements...................................   37
 (a)  2. Financial Statement Schedules
         II--Valuation and Qualifying Accounts...........................   51
         All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.
 (a)  3. Exhibits
         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.
 (b)     Reports on Form 8-K
         No reports on Form 8-K were filed during the fourth quarter ended January 31, 1999.

                                 EXHIBIT INDEX

 Exhibit
 Number                         Description of Document
 -------                        -----------------------
  3.1    Amended and Restated Certificate of Incorporation. (1)

  3.2    Bylaws. (2)

  4.1    Reference is made to Exhibits 3.1 and 3.2.

  4.2    Specimen Stock Certificate. (2)

  4.3    Second Amended and Restated Investors' Rights Agreement, dated August
         19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors' Rights
         Agreement, dated July 22, 1998. (2)

  10.1 Form of Indemnity Agreement between the Company and each of its directors and officers. (2)

  10.2   1998 Equity Incentive Plan. (2)

  10.3   Form of Incentive Stock Option Agreement under the 1998 Equity
         Incentive Plan. (2)

  10.4   Form of Nonstatutory Stock Option Agreement under the 1998 Equity
         Incentive Plan. (2)

  10.5   1998 Employee Stock Purchase Plan. (2)

  10.6   Form of Employee Stock Purchase Plan Offering. (2)

  10.7   1998 Non-Employee Directors' Stock Option Plan. (2)

  10.8   Form of Nonstatutory Stock Option Agreement under the 1998 Non-
         Employee Directors' Stock Option Plan (Initial Grant). (2)

  10.9   Form of Nonstatutory Stock Option Agreement under the 1998 Non-
         Employee Directors' Stock Option Plan (Annual Grant). (2)

  10.10  Form of Nonstatutory Stock Option Agreement under the 1998 Non-
         Employee Directors' Stock Option Plan (Committee Grant). (2)

  10.11  Sublease dated April 2, 1998 between Apple Computer, Inc. and the
         Company. (2)

  10.12  Loan and Security Agreement, dated September 3, 1998, between the
         Company and Imperial Bank, as amended by letter agreement dated
         November 2, 1998. (2)

  23.1   Consent of Independent Auditors

  27.1   Financial Data Schedule

  27.2   1997 Restated Financial Data Schedule

--------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on March 23, 1999 (Registration No. 333-74905) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed on March 6, 1998 (Registration No. 333-47495) and incorporated herein by reference.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NVIDIA Corporation:

   We have audited the accompanying balance sheets of NVIDIA Corporation (the Company) as of December 31, 1997, January 31, 1998, and January 31, 1999 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997, the one-month period ended January 31, 1998, and the year ended January 31, 1999. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVIDIA Corporation as of December 31, 1997, January 31, 1998, and January 31, 1999 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, the one-month period ended January 31, 1998, and the year ended January 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
February 23, 1999, except
as to Note 9 which is as of
April 3, 1999

                               NVIDIA CORPORATION

                                 BALANCE SHEETS

                       (in thousands, except share data)

                                                                 January 31,
                                                  December 31, ----------------
                                                      1997      1998     1999
                                                  ------------ ------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents......................   $ 6,551    $ 7,984 $ 50,257
  Accounts receivable, less allowances of $100,
   $349 and $2,627, respectively.................    12,487     15,399   20,633
  Inventory......................................        25        521   28,623
  Prepaid expenses and other current assets......       278        594    1,599
                                                    -------    ------- --------
    Total current assets.........................    19,341     24,498  101,112
Property and equipment, net......................     5,536      5,512   11,650
Deposits and other assets........................       162        162      570
                                                    -------    ------- --------
                                                    $25,039    $30,172 $113,332
                                                    =======    ======= ========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................. $11,572  $15,312  $ 35,730
  Line of credit...................................      --       --     5,000
  Accrued liabilities..............................   3,245    3,266     5,012
  Current portion of capital lease obligations.....   1,434    1,228     1,386
                                                    -------  -------  --------
    Total current liabilities......................  16,251   19,806    47,128
Capital lease obligations, less current portion....   1,891    1,756     1,995
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value;
   10,000,000 shares authorized; 9,327,087 issued
   and outstanding in 1997 and 1998, and none
   outstanding in 1999; aggregate liquidation
   preference of $19,827 in 1997 and 1998..........       9        9        --
  Common stock, $.001 par value; 200,000,000 shares
   authorized; 14,140,585, 14,141,710 and
   28,743,001 shares issued and outstanding in
   1997, 1998 and 1999, respectively...............      14       14        29
  Additional paid-in capital.......................  25,079   25,446    74,372
  Deferred compensation............................  (3,316)  (3,317)     (780)
  Accumulated deficit.............................. (14,889) (13,542)   (9,412)
                                                    -------  -------  --------
    Total stockholders' equity.....................   6,897    8,610    64,209
                                                    -------  -------  --------
                                                    $25,039  $30,172  $113,332
                                                    =======  =======  ========

                See accompanying notes to financial statements.

                               NVIDIA CORPORATION

                            STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                        Years Ended
                                       December 31,     Month Ended Year Ended
                                      ----------------  January 31, January 31,
                                       1996     1997       1998        1999
                                      -------  -------  ----------- -----------
Revenue:
  Product...........................  $ 3,710  $27,280    $11,420    $151,413
  Royalty...........................      202    1,791      1,911       6,824
                                      -------  -------    -------    --------
    Total revenue...................    3,912   29,071     13,331     158,237
Cost of revenue.....................    3,038   21,244     10,071     109,746
                                      -------  -------    -------    --------
Gross profit........................      874    7,827      3,260      48,491
                                      -------  -------    -------    --------
Operating expenses:
  Research and development..........    1,218    7,103      1,121      25,073
  Sales, general and
   administrative...................    2,649    4,183        640      18,902
                                      -------  -------    -------    --------
    Total operating expenses........    3,867   11,286      1,761      43,975
                                      -------  -------    -------    --------
    Operating income (loss).........   (2,993)  (3,459)     1,499       4,516
Interest and other income (expense),
 net................................      (84)    (130)       (18)        (29)
                                      -------  -------    -------    --------
Income (loss) before taxes..........   (3,077)  (3,589)     1,481       4,487
Income taxes........................       --       --        134         357
                                      -------  -------    -------    --------
    Net income (loss)...............  $(3,077) $(3,589)   $ 1,347    $  4,130
                                      =======  =======    =======    ========
Basic net income (loss) per share...  $  (.27) $  (.28)   $   .10    $    .28
                                      =======  =======    =======    ========
Diluted net income (loss) per
 share..............................  $  (.27) $  (.28)   $   .05    $    .15
                                      =======  =======    =======    ========
Shares used in basic per share
 computation........................   11,383   12,677     14,141      14,565
Shares used in diluted per share
 computation........................   11,383   12,677     26,100      27,393


                See accompanying notes to financial statements.

                               NVIDIA CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)

                          Mandatorily  Preferred Stock     Common Stock    Additional Deferred Accumu-      Total
                          Convertible ------------------ -----------------  Paid-in   Compen-   lated   Stockholders'
                             Notes      Shares    Amount   Shares   Amount  Capital    sation  Deficit     Equity
                          ----------- ----------- ------ ---------- ------ ---------- -------- -------  -------------
Balances, December 31,
 1995...................   $     --     7,874,386  $ 8   11,365,300  $11    $12,216    $   --  $(8,223)    $ 4,012
Exercise of Series B
 warrants...............         --        13,889   --           --   --         25        --       --          25
Issuance of common stock
 and stock options for
 services...............         --            --   --        2,200   --         25        --       --          25
Issuance of common stock
 upon exercise of stock
 options................         --            --   --      199,874    1         51        --       --          52
Net loss................         --            --   --           --   --         --        --   (3,077)     (3,077)
                           --------   -----------  ---   ----------  ---    -------    ------  -------     -------
Balances, December 31,
 1996...................         --     7,888,275    8   11,567,374   12     12,317        --  (11,300)      1,037
Issuance of Series D
 preferred stock, net of
 issuance costs of $30..         --     1,438,812    1           --   --      7,537        --       --       7,538
Grant of common stock
 options for lease
 financing and
 consulting services....         --            --   --           --   --        120        --       --         120
Issuance of common stock
 upon exercise of stock
 options................         --            --   --    2,573,211    2        828        --       --         830
Deferred compensation
 related to grant of
 common stock options...         --            --   --           --   --      4,277    (4,277)      --          --
Amortization of deferred
 compensation...........         --            --   --           --   --         --       961       --         961
Net loss................         --            --   --           --   --         --        --   (3,589)     (3,589)
                           --------   -----------  ---   ----------  ---    -------    ------  -------     -------
Balances, December 31,
 1997...................         --     9,327,087    9   14,140,585   14     25,079    (3,316) (14,889)      6,897
Issuance of common stock
 upon exercise of stock
 options................         --            --   --        1,125   --          6        --       --           6
Deferred compensation
 related to grant of
 common stock options...         --            --   --           --   --        361      (361)      --          --
Amortization of deferred
 compensation...........         --            --   --           --   --         --       360       --         360
Net income..............         --            --   --           --   --         --        --    1,347       1,347
                           --------   -----------  ---   ----------  ---    -------    ------  -------     -------
Balances, January 31,
 1998...................         --     9,327,087    9   14,141,710   14     25,446    (3,317) (13,542)      8,610
Issuance of common stock
 upon exercise of stock
 options................         --            --   --      202,775   --        348        --       --         348
Tax benefit from stock
 options................         --            --   --           --   --         45        --       --          45
Issuance of mandatorily
 convertible notes......     11,000            --   --           --   --         --        --       --          --
Sale of common stock
 under public offering,
 net of issuance costs
 of $4.5 million........         --            --   --    3,500,000    4     37,535        --       --      37,539
Conversion of
 mandatorily convertible
 notes into common
 stock..................   (11,000)            --   --    1,571,429    2     10,998        --       --      11,000
Conversion of preferred
 stock into common
 stock..................         --   (9,327,087)   (9)   9,327,087    9         --        --       --          --
Amortization of deferred
 compensation...........         --            --   --           --   --         --     2,537       --       2,537
Net income..............         --            --   --           --   --         --        --    4,130       4,130
                           --------   -----------  ---   ----------  ---    -------    ------  -------     -------
Balances, January 31,
 1999...................         --            --   --   28,743,001  $29    $74,372    $ (780) $(9,412)    $64,209
                           ========   ===========  ===   ==========  ===    =======    ======  =======     =======

                See accompanying notes to financial statements.

                               NVIDIA CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                          Year Ended
                                         December 31,     Month Ended Year Ended
                                        ----------------  January 31, January 31,
                                         1996     1997       1998        1999
                                        -------  -------  ----------- -----------
Cash flows from operating activities:
 Net income (loss)....................  $(3,077) $(3,589)   $1,347      $ 4,130
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Depreciation........................      802    1,363       219        4,006
  Stock options granted in exchange
   for lease financing and services...       50      120        --           --
  Amortization of deferred
   compensation.......................       --      961       360        2,537
  Changes in operating assets and
   liabilities:
   Accounts receivable................      (24) (11,446)   (2,912)      (5,234)
   Inventory..........................       --       38      (496)     (28,102)
   Prepaid expenses and other current
    assets............................       44     (237)     (316)      (1,005)
   Deposits and other assets..........      (19)     (59)       --         (408)
   Accounts payable...................     (506)  11,295     3,740       20,418
   Accrued liabilities................    2,451      373        21        1,746
                                        -------  -------    ------      -------
     Net cash provided by (used in)
      operating activities............     (279)  (1,181)    1,963       (1,912)
                                        -------  -------    ------      -------
Cash flows used in investing
 activities:
   Purchase of property and
    equipment.........................       (9)  (2,732)     (163)      (7,899)
                                        -------  -------    ------      -------
Cash flows from financing activities:
 Borrowings under line of credit......       --       --        --        5,000
 Common stock issued under stock
  option plans........................       51      830         6          348
 Tax benefit from stock options.......       --       --        --           45
 Sale of common stock under public
  offering, net of issuance costs.....       --       --        --       37,539
 Issuance of mandatorily convertible
  notes...............................                                   11,000
 Net proceeds from sale of preferred
  stock...............................       --    7,538        --           --
 Payments under capital leases........     (502)  (1,037)     (373)      (1,848)
                                        -------  -------    ------      -------
     Net cash provided by (used in)
      financing activities............     (451)   7,331      (367)      52,084
                                        -------  -------    ------      -------
Change in cash and cash equivalents...     (739)   3,418     1,433       42,273
Cash and cash equivalents at beginning
 of period............................    3,872    3,133     6,551        7,984
                                        -------  -------    ------      -------
Cash and cash equivalents at end of
 period...............................  $ 3,133  $ 6,551    $7,984      $50,257
                                        =======  =======    ======      =======
Cash paid for interest................  $   215  $   267    $   31      $   471
                                        =======  =======    ======      =======
Noncash financing and investing
 activities:
 Assets recorded under capiital
  lease...............................   $  265  $ 3,023    $   32      $ 2,245
                                        =======  =======    ======      =======
Deferred compensation related to grant
 of common stock options..............  $    --  $ 4,277    $  361      $    --
                                        =======  =======    ======      =======

                See accompanying notes to financial statements.

                              NVIDIA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) Organization and Significant Accounting Policies

 Organization

   NVIDIA Corporation (the "Company") designs, develops and markets 3D graphics processors for the mainstream PC market. The Company operates primarily in one industry segment in the United States, Europe and Asia. In April 1998, the Company was reincorporated as a Delaware corporation.

 Fiscal Year

   Effective January 1, 1998, the Company changed its fiscal year-end financial reporting period to January 31. The Company elected not to restate its previous reporting periods ending December 31. Certain disclosures related to the one month ended January 31, 1997 were not included in these Notes to Financial Statements due to immateriality. In addition, effective February 1, 1998 the Company changed its fiscal year end from January 31 to a 52- or 53-week year ending on the last Sunday in January. As a result, the first and fourth quarters of fiscal 1999 are 12- and 14-week periods, respectively, with the remaining quarters being 13-week periods.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Currently, the Company's cash equivalents consist of $49.8 million invested in money market funds.

 Inventories

   Inventories are stated at the lower of first-in first-out, cost or market. Write-downs to reduce the carrying value of obsolete, slow moving and non-usable inventory to net realizable value are charged to cost of revenue.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives, generally three to four years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset.

 Software Development Costs

   Software development costs are expensed as incurred until the technological feasibility of the related product has been established. After technological feasibility is established, any additional software development costs would be capitalized in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 86, Capitalization of Software Development Costs. Through January 31, 1999, the Company's process for developing software was essentially completed concurrently with the establishment of technological feasibility, and, accordingly, no software costs have been capitalized to date. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

 Revenue Recognition

   Revenue from product sales is recognized upon shipment, net of appropriate allowances. The Company's policy on sales to distributors is to defer recognition of sales and related gross profit until the distributors resell the product. Royalty revenue is recognized upon shipment of product by the licensee to its customers. The Company believes that the software sold with its products is incidental to the product as a whole.

                              NVIDIA CORPORATION

 Research and Development Arrangements

   The Company entered into contractual agreements to provide design, development and support services on a best efforts basis. All amounts funded to the Company under these agreements are non-refundable once paid. The Company recorded reductions to research and development expense after the services were performed based on the achievement of contractually specified milestones and the collectability of amounts was assured.

 Accounting for Stock-Based Compensation

   The Company uses the intrinsic value method to account for its stock-based employee compensation plans. Deferred compensation arising from stock-based awards is amortized in accordance with Financial Accounting Standards Board Interpretation No. 28.

 Income Taxes

   The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Fair Value of Financial Instruments

   The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments.

 Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had no items of other comprehensive income in all periods presented.

 Business Segments

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Therefore, the Company has made the required disclosures in Note 7 to these financial statements

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                              NVIDIA CORPORATION

 Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for mandatorily convertible notes and convertible preferred stock or the treasury stock method for options and warrants. The effect of including mandatorily convertible notes, convertible preferred stock, options and warrants would have been antidilutive during all periods presented, except for the one-month period ended January 31, 1998 and the fiscal year ended Jan 31, 1999, and, as a result, such effect has been excluded from the computation of diluted net loss per share during those anti-dilutive periods. See Note 3 for information regarding potentially dilutive outstanding shares of, and warrants to, purchase common stock, convertible preferred stock and outstanding options to purchase common stock. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration and options and warrants granted for nominal consideration prior to the initial public offering (IPO) are included in the calculation of basic and diluted net income (loss) per share, as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods presented:

                                           Income/(Loss)    Shares     Per Share
                                            (Numerator)  (Denominator)  Amount
                                           ------------- ------------  ---------
                                             (in thousands, except per share
                                                          data)
   Year ended December 31, 1996
   Basic and diluted EPS..................    $(3,077)      11,383      $(0.27)
                                              =======       ======      ======
   Year ended December 31, 1997
   Basic and diluted EPS..................    $(3,589)      12,677      $(0.28)
                                              =======       ======      ======
   One month ended January 31, 1998
   Basic EPS..............................    $ 1,347       14,141      $ 0.10
   Effect of dilutive securities:
     Dilutive options outstanding.........                   2,531
     Warrants.............................                     101
     Convertible preferred stock..........                   9,327
                                              -------       ------
   Diluted EPS............................    $ 1,347       26,100      $ 0.05
                                              =======       ======      ======
   Year ended January 31, 1999
   Basic EPS..............................    $ 4,130       14,565      $ 0.28
   Effect of dilutive securities:
     Dilutive options outstanding.........                   2,906
     Warrants.............................                     116
     Mandatorily convertible notes........                     717
     Convertible preferred stock..........                   9,089
                                              -------       ------
   Diluted EPS............................    $ 4,130       27,393      $ 0.15
                                              =======       ======      ======

   As of January 31, 1999, options to acquire 642,750 shares of common stock with weighted-average exercise prices of $8.86 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares and, therefore, the effect would be antidilutive. No options, warrants or convertible preferred stock outstanding for the years ended December 31, 1996 and 1997 were included in the calculation of diluted earnings per share for those years because the Company had a net loss in each of those years and to do so would have been antidilutive.

                              NVIDIA CORPORATION

(2) Balance Sheet Components

   Certain balance sheet components are as follows:

                                            December 31, January 31, January 31,
                                                1997        1998        1999
   Inventory:                               ------------ ----------- -----------
                                                       (in thousands)
   Work in-process.........................     $--         $ --       $15,385
   Finished goods..........................      25          521        13,238
                                                ---         ----       -------
     Total inventory.......................     $25         $521       $28,623
                                                ===         ====       =======

   At January 31, 1999, the Company had noncancelable inventory purchase commitments totaling $37.4 million.

                                          December 31, January 31, January 31,
                                              1997        1998        1999
   Property and Equipment:                ------------ ----------- -----------
                                                     (in thousands)
   Purchased engineering software........   $ 3,158      $ 3,181     $ 4,102
   Test equipment........................     1,467        1,478       3,625
   Computer equipment....................     3,264        3,402       9,028
   Leasehold improvements................        74           74         475
   Office furniture and equipment........       259          272       1,361
   Assets held for lease.................       157          166          --
                                            -------      -------     -------
                                              8,379        8,573      18,591
   Accumulated depreciation and
    amortization.........................    (2,843)      (3,061)     (6,941)
                                            -------      -------     -------
     Property and equipment, net.........   $ 5,536      $ 5,512     $11,650
                                            =======      =======     =======

   Assets recorded under capital leases included in property and equipment were $4,765,000, $5,215,000 and $6,637,000 as of December 31, 1997, January
31, 1998 and January 31, 1999, respectively. Accumulated amortization thereon was $2,137,000, $2,265,000 and $3,238,000 as of December 31, 1997, January 31,
1998 and January 31, 1999, respectively.

                                           December 31, January 31, January 31,
                                               1997        1998        1999
   Accrued Liabilities:                    ------------ ----------- -----------
                                                      (in thousands)
   Advances on development agreement......    $2,500      $2,292      $   --
   Accrued rebates........................        --          --       1,973
   Other..................................       745         974       3,039
                                              ------      ------      ------
     Total accrued liabilities............    $3,245      $3,266      $5,012
                                              ======      ======      ======

(3) Stockholders' Equity

 Mandatorily Convertible Notes

   Convertible subordinated non-interest bearing notes were issued to three major customers in July and August 1998 for a total of $11.0 million. The notes are subordinated to certain senior indebtedness. On January 15, 1999, the outstanding principal balance of these notes automatically converted into 1,571,429 shares of common stock of the Company at a conversion price equal to $7.00 per share.

                              NVIDIA CORPORATION

 Convertible Preferred Stock

   In 1993, the Company sold 4,303,000 shares of Series A preferred stock at $0.50 per share, net of $22,000 of issuance costs. In 1994, the Company sold 2,390,831 shares of Series B preferred stock at $1.80 per share, net of $57,000 of issuance costs. In 1995, the Company sold 416,667 shares of Series B preferred stock at $1.80 per share. In 1995, the Company sold 750,000 shares of Series C preferred stock at $6.67 per share, net of $14,000 of issuance costs. On August 19 and September 12, 1997, the Company sold an aggregate of 1,438,812 shares of Series D preferred stock at $5.26 per share, net of $30,000 of issuance costs.

   The rights, preferences, and privileges of the holders of Series A, B, C and D convertible preferred stock the Company are as follows:

  . Dividends were noncumulative and payable only upon declaration by the Board of Directors at a rate of $.04, $.144, $.533 and $.42 per share for Series A, B, C and D preferred stock, respectively.

  . Holders of Series A, B, C and D preferred stock had a liquidation preference of $.50, $1.80, $6.67 and $5.26 per share, respectively, plus any declared but unpaid dividends over holders of common stock.

  . Each holder of preferred stock had voting rights equal to common stock on an "as-if-converted" basis.

  . Each share of preferred stock was convertible into common stock at the option of the holder on a one-for-one basis, subject to adjustment to protect against dilution.

   On January 22, 1999, 9,327,087 shares of Series A, B, C and D preferred stock were automatically converted into common stock upon the completion of the initial public offering of common stock. As of January 31, 1999, there are no shares of preferred stock outstanding and the Company has no current plans to issue any of the authorized preferred stock.

 Warrants

   During the period 1993 through 1997, the Company granted warrants to purchase 80,000, 66,877, 10,000 and 29,706 shares of Series A, B, C and D preferred stock, respectively, in connection with lease financing and services. These warrants were exercisable at $.50, $1.80, $6.67 and $5.26 for shares of Series A, B, C and D preferred stock, respectively, and expire from 2003 to 2007. Upon the initial public offering, the warrants outstanding automatically converted into warrants to purchase common stock. At January 31, 1999, warrants to purchase 158,806 shares of common stock were outstanding.

   In October 1998, in connection with a manufacturing agreement, the Company undertook to grant warrants to purchase 300,000 shares of common stock at an exercise price of $12 per share. The warrants expired upon the completion of the initial public offering on January 22, 1999.

   The fair value of all warrant issuances calculated using the Black-Scholes option pricing model was not material, using the following assumptions: dividend yield--none; expected life--contractual term; risk free interest rates--6.0% to 6.5%; and volatility--60%.

 1998 Equity Incentive Plan

   The Equity Incentive Plan (the "Plan"), as amended and restated on February 17, 1998, provides for the issuance of up to 15,000,000 shares of the Company's common stock to directors, employees and consultants. The Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. Each year on the last day of each fiscal year, starting with the year ending January 31, 1999, the aggregate number of shares of common stock that are available for issuance will automatically be

                              NVIDIA CORPORATION
increased by a number of shares equal to five percent (5%) of the Company's outstanding common stock on such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method. In January 1999, the shares of common stock available for issuance were increased by 1,778,606 shares pursuant to this provision.

   Pursuant to the Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

   Options generally expire in 10 years. Vesting periods are determined by the Board of Directors. However, options generally vest ratably over a four year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Options granted prior to December 1997 could be exercised prior to full vesting. Any unvested shares so purchased were subject to a repurchase right in favor of the Company at a repurchase price per share that was equal to the original per share purchase price. The right to repurchase at the original price would lapse at the rate of 25% per year over the four-year period from the date of grant. As of January 31, 1999, there were 941,853 such shares subject to repurchase.

   The Company accounts for the plan using the intrinsic value method. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. With respect to certain options granted during 1997 and the one month ended January 31, 1998, the Company recorded deferred compensation of $4,277,000 and $361,000, respectively, for the difference at the grant date between the exercise price per share and the fair value per share, based upon independent valuations and management's estimate of the fair value of the Company's stock on the various grant dates of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options, generally four years.

 Non-Employee Directors' Stock Option Plan

   In February 1998, the Board adopted the 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to directors of the Company who are not employees of or consultants to the Company or an affiliate of the Company (a "Non-Employee Director"). The Compensation Committee administers the Directors' Plan. The aggregate number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 300,000 shares.

                               NVIDIA CORPORATION

 Stock-Based Compensation

   As permitted under Statement of Financial Accounting Standards No. 123, ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") and related Interpretations in accounting for stock-based awards to employees. Compensation cost for the Company's stock-based compensation plans as determined consistent with SFAS 123, would have increased net loss and would have decreased net income to the pro forma amounts indicated below:

                                                       Month Ended Year Ended
                                                       January 31, January 31,
                                      1996     1997       1998        1999
                                     -------  -------  ----------- -----------
                                      (in thousands except per share data)
   Net income (loss)--as reported... $(3,077) $(3,589)   $1,347      $ 4,130
   Additional stock-based
    compensation under SFAS
    No. 123.........................     (32)    (105)     (301)      (4,386)
                                     -------  -------    ------      -------
   Net income (loss)--pro forma..... $(3,109) $(3,694)   $1,046      $  (256)
                                     =======  =======    ======      =======
   Basic net income (loss) per
    share--as reported.............. $ (0.27) $ (0.28)   $ 0.10      $  0.28
                                     =======  =======    ======      =======
   Basic net income (loss) per
    share--pro forma................ $ (0.27) $ (0.29)   $ 0.07      $ (0.02)
                                     =======  =======    ======      =======
   Diluted net income (loss) per
    share--as reported.............. $ (0.27) $ (0.28)   $ 0.05      $  0.15
                                     =======  =======    ======      =======
   Diluted net income (loss) per
    share--pro forma................ $ (0.27) $ (0.29)   $ 0.04      $ (0.01)
                                     =======  =======    ======      =======

   The fair value of options granted prior to the initial public offering is estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk free interest rate of 5.0% to 6.5%; expected life for the option of five years; and volatility of 0%.

   The weighted-average fair value of options granted during the years ended 1995, 1996, 1997, the one month ended January 31, 1998 and the year ended January 31, 1999 was approximately $.05, $.08, $1.43, $1.74 and $1.45, respectively.

                              NVIDIA CORPORATION

   The following summarizes the transactions under the equity incentive and non-employee director plans:

                                                                       Share
                                                         Number      Weighted
                                          Available    of Shares   Average Price
                                          for Grant   Under Option   Per Share
                                          ----------  ------------ -------------
   Balances, December 31, 1996...........  3,506,606    2,176,020       .27
     Authorized..........................  2,000,000           --        --
     Granted............................. (4,950,857)   5,000,857      1.43
     Exercised...........................         --   (2,603,836)     0.32
     Cancelled...........................    868,208     (837,583)     0.29
                                          ----------   ----------
   Balances, December 31, 1997...........  1,423,957    3,735,458      1.78
     Authorized..........................         --           --        --
     Granted.............................   (605,000)     605,000      5.01
     Exercised...........................         --       (1,125)     3.15
     Cancelled...........................         --           --        --
                                          ----------   ----------
   Balances, January 31, 1998............    818,957    4,339,333      2.23
     Authorized..........................  6,878,606           --        --
     Granted............................. (6,592,550)   6,612,550      7.22
     Exercised...........................         --     (202,775)     1.91
     Cancelled...........................  1,692,688   (1,692,688      6.35
                                          ----------   ----------
   Balances, January 31, 1999............  2,797,701    9,056,420      5.12
                                          ==========   ==========

   In July 1998, the Board of Directors adopted a resolution allowing employees to exchange some or all of their existing unvested options to purchase common stock of the Company for options having an exercise price of $6.30 per share. The repriced options retain the same vesting schedule as the originally issued options, but the repriced options will not become exercisable until July 1999. Options to purchase approximately 1,253,500 shares of common stock were repriced under this program. Stock options held by executive officers and directors were not eligible for such repricing.

   During 1997, the Company granted common stock options within the Plan to consultants for services rendered. The fair value of all option grants to non-employees calculated using the Black-Scholes option pricing model was $120,000, using the following assumptions: dividend yield--none; expected life--contractual term; risk free interest rates--6.0% to 6.5%; volatility-- 60%.

   In 1997, options to purchase 50,000 shares of common stock were granted to an outside investor during the Series D preferred stock offering. In 1998, options to purchase 20,000 shares of common stock were granted to an outside investor.

   The following table summarizes information about stock options outstanding as of January 31, 1999:

                                          Number    Weighted Average   Number
                                         of Shares     Remaining      of Shares
   Exercise Prices                      Outstanding Contractual Life Exercisable
   ---------------                      ----------- ---------------- -----------
   $0.05--$1.30........................  1,575,020        8.19          555,365
   $2.64--$3.15........................  1,544,100        8.84          390,753
   $4.15--$6.30........................  2,791,000        9.48           78,977
   $6.65--$9.00........................  3,146,300        9.52           25,698
                                         ---------                    ---------
   $0.05--$9.00........................  9,056,420        9.16        1,050,793
                                         =========                    =========

                              NVIDIA CORPORATION

Employee Stock Purchase Plan

   In February 1998, the Board approved the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), covering an aggregate of 500,000 shares of common stock. The Purchase Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, the offering period for any offering will be no longer than 27 months. Under the plan offering adopted pursuant to the Purchase Plan, each offering period has been set at six months.

   Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board. Employees who participate in an offering generally can have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board, to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

(4) Financial Arrangements, Commitments and Contingencies

 Short-term Borrowings

   In September 1998, the Company entered into a loan and security agreement with a bank, which included a $5.0 million revolving credit facility with a borrowing base equal to 75% of eligible accounts. Borrowings under the line of credit carried interest at prime rate plus 1% and are due in March 1999. As of January 31, 1999, the Company had borrowed $5.0 million against the line of credit. The weighted average interest rate for the period the loan was outstanding was 9%. Outstanding balances are collateralized primarily with equipment, intellectual property, accounts receivable, and inventory.

 Lease Obligations

   The Company leases certain office facilities under operating leases expiring through 2002. Future minimum lease payments under the Company's noncancelable capital and operating leases as of January 31, 1999, are as follows (in thousands):

   Year ending January                                       Operating Capital
   -------------------                                       --------- -------
   2000.....................................................  $1,716   $1,696
   2001.....................................................   1,914    1,566
   2002.....................................................   1,969      692
   2003.....................................................   1,801       --
                                                                       ------
   Total payments...........................................            3,954
   Less amount representing interest, at rates ranging from
    8% to 10%...............................................              573
                                                                       ------
   Present value of minimum debt payments...................            3,381
   Less current portion.....................................            1,386
                                                                       ------
   Long term portion........................................           $1,995
                                                                       ======

   Rent expense for 1996, 1997, one month ended January 31, 1998 and the year ended January 31, 1999 was approximately $408,000, $425,000, $52,000 and
$1,555,000, respectively.

                              NVIDIA CORPORATION

 Litigation

   On April 9, 1998, the Company was notified that Silicon Graphics, Inc ("SGI") had filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The suit alleges that the sale and use of the Company's RIVA family of 3D graphics processors infringes a United States patent held by SGI. The suit seeks unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. On May 11, 1998, the Company was notified that S3 had filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California. The suit alleges that the sale and use of the Company's RIVA family of 3D graphics processors infringes three United States patents held by S3. The suit seeks unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. On September 21, 1998, the Company was notified that 3Dfx had filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California. The suit alleges that the sale and use of the Company's RIVA TNT graphics processor infringes a United States patent held by 3Dfx. The suit seeks unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. The Company has filed answers to each suit and has filed counterclaims asserting that the patents in each suit are neither infringed nor valid. Based on its investigation to date, the Company believes that it has meritorious defenses to the claims brought and intends to defend itself vigorously with respect to all three lawsuits.

(5) Income Taxes

   The Company recorded no provision or benefit for income taxes in 1996 and 1997. The provision for the one month ended January 31, 1998, consisted entirely of current federal tax expense. The provision for the twelve months ended January 31, 1999 of $357,000, consists of $538,000 current federal tax expense, $226,000 deferred federal tax benefit and a $45,000 charge in lieu of taxes attributable to employer stock option plans.

   The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                    Year Ended
                                   December 31,        Month Ended Year Ended
                                   ----------------    January 31, January 31,
                                    1996      1997        1998        1999
                                   ------    ------    ----------- -----------
   Tax expense (benefit) computed
    at federal statutory rate.....    (34)%     (34)%       34%         34%
   Loss carryforward for which no
    tax benefit is recognized...       34        34        (34)        (34)
   Alternate Minimum Tax..........     --        --          9           8
                                   ------    ------        ---         ---
   Actual tax rate................     --%       --%         9%          8%
                                   ======    ======        ===         ===

                              NVIDIA CORPORATION

   The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets are presented below:

                                          December 31, January 31, January 31,
                                              1997        1998        1999
                                          ------------ ----------- -----------
                                                     (in thousands)
   Net operating loss carryforwards......   $ 3,743      $ 3,380     $    --
   Plant and equipment--depreciation
    differences..........................       173          177         345
   Advances on development contract......       996          996         138
   Research credit carryforwards.........     1,058        1,095       1,775
   Stock options.........................        72           72          72
   Alternate Minimum Tax.................        --          134         357
   Other reserves and accruals...........       229          228       2,323
                                            -------      -------     -------
   Total gross deferred tax assets.......     6,271        6,082       5,010
   Less valuation allowance..............    (6,271)      (6,082)     (4,784)
                                            -------      -------     -------
   Net deferred tax assets...............   $    --      $    --     $   226
                                            =======      =======     =======

   The valuation allowance had a decrease of $189,000 for the period ended January 31, 1998 and a decrease of $1,298,000 for the year ended January 31, 1999. The Company has established a valuation allowance against that portion of deferred tax assets where significant uncertainty exists with respect to future realization.

   The Company has federal and California research and experimentation tax credit carryforwards of approximately $1,297,000 and $478,000, respectively, as of January 31, 1999. The federal tax credits expire through 2012 and 2018, and the California tax credits may be carried over indefinitely.

(6) Development Agreements

   The Company has a strategic collaboration agreement with ST Microelectronics, Inc. ("ST") for the manufacture, marketing, and sale of certain of the Company's products. In 1996, ST paid the Company $2,500,000 for advanced royalty payments and agreed to partially support the research and development and marketing efforts for certain of the Company's products. In connection with this agreement the Company recorded royalty income of $202,000, $1,791,000, $1,911,000, and $6,824,000, in 1996, 1997, the one month ended January 31, 1998, and the year ended January 31, 1999, respectively; a reduction to research and development cost of $1,580,000 and $1,936,000 in 1996 and 1997, respectively, and a reduction to sales, general and administrative expense of $420,000 and $314,000 in 1996 and 1997, respectively. In January of 1998, ST agreed to forgive the $2,500,000 in advanced royalty payments in exchange for the Company's obligation to provide ST continued development and support on certain products developed through December 31, 1998 which was recorded as a reduction to research and development expense in fiscal 1999. Accordingly, $2,500,000 is included in accrued liabilities at December 31, 1997.

   In May 1995, the Company entered into a five year strategic alliance agreement (the "Agreement") with a third party to develop a product, the NV2, using the Company's technology with the purpose of incorporating the NV2 into such third party's products. The third party made nonrefundable payments to the Company to develop the NV2. The Company recorded a reduction to research and development of $2,000,000 in 1995 and $3,000,000 in 1996. As part of this agreement, the third party also purchased in July 1995, 750,000 shares of Series C convertible preferred stock for $5,000,000. The third party revised its product development plans, and the Company terminated the development of this particular technology in 1996.

   The costs incurred under the development agreements approximated the amounts recorded as reduction to expenses.

                              NVIDIA CORPORATION

(7) Risk and Uncertainties

   During 1998, the Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments with the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

   Product Concentration. The Company operates in a single industry segment: the design, development and marketing of 3D graphics processors for the PC market. Substantially all of the Company's revenue from product sales in 1997 and 1998 was derived from sales of 3D graphics processor. Since the Company has no other product line, the Company's business, financial condition and results of operations would be materially adversely affected if for any reason its current or future 3D graphics processors do not achieve widespread acceptance in the mainstream PC market.

   Customer Concentration. The Company has only a limited number of customers and its sales are highly concentrated. The Company primarily sells its products to add-in board manufacturers, which incorporate graphics products in the boards they sell to PC OEMs. Sales to add-in board manufacturers are primarily dependent on achieving design wins with leading PC OEMs, and the Company believes that a significant portion of its revenue in the year ended January 31, 1999 was attributable to products that ultimately were incorporated into PCs sold by Compaq, Dell, Gateway, IBM, Micron and Packard Bell NEC. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single PC OEM or add-in board manufacturer to cease using the Company's products or by a decline in the number of PCs or boards sold by a single PC OEM or add-in board manufacturers.

   The following table summarizes geographic information on net sales:

                                             Year Ended
                                            December 31,  Month Ended Year Ended
                                           -------------- January 31,  January
                                            1996   1997      1998      31, 1999
                                           ------ ------- ----------- ----------
   U.S.................................... $3,863 $29,071   $13,331    $120,788
   Europe.................................     --      --        --       7,800
   Asia Pacific...........................     49      --        --      29,649
                                           ------ -------   -------    --------
       Total revenue...................... $3,912 $29,071   $13,331    $158,237
                                           ====== =======   =======    ========

                              NVIDIA CORPORATION

   Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                             Year Ended
                            December 31,
                            ---------------     Month Ended       Year Ended
                             1996     1997    January 31, 1998 January 31, 1999
   Sales                    ------   ------   ---------------- ----------------
     Customer A............     --       63%         59%              35%
     Customer B............     82%      31%         39%              27%
     Customer C............     --       --          --               13%
     Customer D............     --       --          --               12%

                                  As of            As of            As of
                            December 31, 1997 January 31, 1998 January 31, 1999
   Accounts Receivable      ----------------- ---------------- ----------------
     Customer A............         52%              57%              19%
     Customer B............         48%              43%              28%
     Customer C............         --               --               18%
     Customer D............         --               --               14%

   No customers accounted for more than 10% of accounts receivable as of December 31, 1996.

   Markets. In the year ended January 31, 1999, the Company derived all of its revenue from the sale or license of products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions in average selling prices over the life of a specific product. In addition, the Company's success will depend in part upon the emerging mainstream PC 3D graphics market. This market has only recently begun to emerge and is dependent on future development of a substantial customer and computer manufacturer demand for 3D graphics functionality. If the market for mainstream PC 3D graphics fails to develop or develops more slowly than expected, the Company's business, financial condition and results of operations could be materially adversely affected.

   Intellectual Property. The Company relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry, which in turn has resulted in significant and often protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions. Infringement claims by third parties or claims for indemnification by customers, vendors or end users of the Company's products resulting from infringement claims could be asserted in the future and such assertions, if proven to be true, could materially adversely affect the Company's business, financial condition and results of operations. Any limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

                              NVIDIA CORPORATION

(8) Quarterly Summary (Unaudited)
(in thousands, except per share data)

                                                  Three Months Ended
                         -----------------------------------------------------------------------
                                                        Dec.    April    July     Oct.    Jan.
                         March 30, June 29,  Sept. 28,   31,     26,      26,      25,     31,
                           1997      1997      1997     1997    1998     1998     1998    1999
                         --------- --------  --------- ------- -------  -------  ------- -------
Statement of Operations
 Data:
Revenue.................  $    65  $     6    $ 5,466  $23,534 $28,263  $12,134  $52,303 $65,537
Cost of revenue.........      208      150      4,548   16,338  20,873   12,961   33,566  42,346
Gross profit (loss).....     (143)    (144)       918    7,196   7,390     (827)  18,737  23,191
Net income (loss).......   (1,176)  (1,265)    (2,572)   1,424  (1,021)  (9,652)   7,141   7,662

Basic net income (loss)
 per share..............  $  (.10) $  (.11)   $  (.19) $   .10 $  (.07) $  (.68) $   .50 $   .48
Diluted net income
 (loss) per share.......  $  (.10) $  (.11)   $  (.19) $   .06 $  (.07) $  (.68) $   .26 $   .27

(9) Subsequent Events

   The Company sold 525,000 shares of common stock at $12 per share on February 2, 1999 pursuant to the Underwriters' over-allotment option. Net proceeds to the Company were $5.9 million.

   In March 1999, the Company repaid its $5.0 million outstanding under a bank line of credit.

   On April 3, 1999, the Company entered into a five year software licensing agreement with a major supplier for $10.0 million.

                               NVIDIA CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                   Additions
                          Balance  Charged to Charged                  Balance
                         Beginning Costs and  to Other                 at End
      Description        of Period  Expenses  Accounts Deductions (1) of Period
      -----------        --------- ---------- -------- -------------- ---------
Year ended January 31,
 1999
Allowances for sales
 returns and doubtful
 accounts..............    $349      6,281        --       3,983       $2,647
                           ====      =====      ====       =====       ======
One month ended January
 31, 1998
Allowances for sales
 returns and doubtful
 accounts..............    $100        249        --          --       $  349
                           ====      =====      ====       =====       ======
Year ended December 31,
 1997
Allowances for sales
 returns and doubtful
 accounts..............    $ --        100        --          --       $  100
                           ====      =====      ====       =====       ======

--------
(1) Represents amounts written off against the allowance for sales returns.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 1999.

                                          NVIDIA Corporation

                                                   /s/ Jen-Hsun Huang
                                          By: _________________________________
                                                      Jen-Hsun Huang
                                            President, Chief Executive Officer
                                                       and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
  /s/ Jen-Hsun Huang                 President, Chief Executive      April 28, 1999
____________________________________ Officer and Director
   Jen-Hsun Huang                    (Principal Executive
                                     Officer)
  /s/ Christine B. Hoberg            Chief Financial Officer         April 28, 1999
____________________________________
   Christine B. Hoberg
                                     Director
____________________________________
   Tench Coxe
  /s/ James C. Gaither               Director                        April 28, 1999
____________________________________
   James C. Gaither
  /s/ Harvey C. Jones, Jr.           Director                        April 28, 1999
____________________________________
   Harvey C. Jones, Jr.
  /s/ William J. Miller              Director                        April 28, 1999
____________________________________
   William J. Miller
  /s/ A. Brooke Seawell              Director                        April 28, 1999
____________________________________
   A. Brooke Seawell
                                     Director
____________________________________
   Mark A. Stevens