Form 10-Q
period 1999-05-02
NVIDIA CORP/CA
filed 1999-06-15
CIK 1045810

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

  For the quarterly period ended May 2, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

  For the transition period from              to              .

                        Commission file number: 0-23985

                              NVIDIA CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                      94-3177549
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

                              3535 Monroe Street
                         Santa Clara, California 95051
                                (408) 615-2500
   (Address, including Zip Code, of Registrant's Principal Executive Offices and Registrant's Telephone Number, including Area Code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the registrant's common stock outstanding as of May 31, 1999 was 29,427,737 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS

                                                                             Page
                                                                             ----

                         PART I: FINANCIAL INFORMATION

 ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         CONDENSED BALANCE SHEETS AS OF MAY 2, 1999 AND JANUARY 31, 1999..     3
         CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
          MAY 2, 1999 AND APRIL 26, 1998..................................     4
         CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
          MAY 2, 1999 AND APRIL 26, 1998..................................     5
         NOTES TO CONDENSED FINANCIAL STATEMENTS..........................     6
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................     9
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......    14

                           PART II: OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS................................................    20
 ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.........................    20
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................    21
 SIGNATURE.................................................................   22

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

                               NVIDIA CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                           May 2,   January 31,
                                                            1999       1999
                                                          --------  -----------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $ 51,823   $ 50,257
  Accounts receivable, less allowances of $3,095 at May
   2, 1999 and $2,627 at January 31, 1999................   34,199     20,633
  Inventory..............................................   15,193     28,623
  Prepaid expenses and other current assets..............    2,160      1,599
                                                          --------   --------
    Total current assets.................................  103,375    101,112
Property and equipment, net..............................   22,691     11,650
Deposits and other assets................................      590        570
                                                          --------   --------
                                                          $126,656   $113,332
                                                          ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable....................................... $ 27,509   $ 35,730
  Line of credit.........................................      --       5,000
  Accrued liabilities....................................    9,289      5,012
  Current portion of capital lease obligations...........    1,858      1,386
                                                          --------   --------
    Total current liabilities............................   38,656     47,128
Capital lease obligations, less current portion..........    1,298      1,995
Long-term payable........................................   10,000        --
Stockholders' equity:
  Common stock...........................................       29         29
  Additional paid-in capital.............................   80,345     74,372
  Deferred compensation..................................     (521)      (780)
  Accumulated deficit....................................   (3,151)    (9,412)
                                                          --------   --------
    Total stockholders' equity...........................   76,702     64,209
                                                          --------   --------
                                                          $126,656   $113,332
                                                          ========   ========

           See accompanying notes to condensed financial statements.

                               NVIDIA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months
                                                                    Ended
                                                               ---------------
                                                                        April
                                                               May 2,    26,
                                                                1999    1998
                                                               ------- -------
Revenue:
  Product..................................................... $71,018 $24,642
  Royalty.....................................................     --    3,621
                                                               ------- -------
    Total revenue.............................................  71,018  28,263
                                                               ------- -------
Cost of revenue...............................................  45,946  20,873
                                                               ------- -------
Gross profit..................................................  25,072   7,390
                                                               ------- -------
Operating expenses:
  Research and development....................................   8,785   4,642
  Sales, general and administrative...........................   7,284   3,885
                                                               ------- -------
    Total operating expenses..................................  16,069   8,527
                                                               ------- -------
Operating income (loss).......................................   9,003  (1,137)
Interest and other income, net................................     342      27
                                                               ------- -------
Income (loss) before income tax expense (benefit).............   9,345  (1,110)
Income tax expense (benefit)..................................   3,084     (89)
                                                               ------- -------
Net income (loss)............................................. $ 6,261 $(1,021)
                                                               ======= =======
Basic net income (loss) per share............................. $  0.21 $ (0.07)
                                                               ======= =======
Diluted net income (loss) per share........................... $  0.18 $ (0.07)
                                                               ======= =======
Shares used in basic per share computation....................  29,277  14,141
Shares used in diluted per share computation..................  35,454  14,141


           See accompanying notes to condensed financial statements.

                               NVIDIA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                           -------------------
                                                            May 2,     April
                                                             1999     26, 1998
                                                           ---------  --------
Cash flows from operating activities:
  Net income (loss)....................................... $   6,261  $ (1,021)
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation..........................................     1,458       743
    Amortization of deferred compensation.................       259       943
    Tax benefit from stock options exercised..............        43       --
  Changes in operating assets and liabilities:
    Accounts receivable...................................   (13,566)    4,753
    Inventory.............................................    13,430    (3,579)
    Prepaid expenses and other current assets.............      (561)   (1,897)
    Deposit and other current assets......................       (20)      (47)
    Accounts payable......................................    (8,221)    1,755
    Accrued liabilities...................................     4,277      (240)
                                                           ---------  --------
Net cash provided by operating activities.................     3,360     1,410
                                                           ---------  --------
Cash flows used in investing activities:
  Purchase of property and equipment......................    (2,483)   (2,126)
                                                           ---------  --------
Cash flows from financing activities:
  Payments under line of credit...........................    (5,000)      --
  Common stock issued under stock option plans............       120       --
  Sale of common stock under public offering, net of
   issuance costs.........................................     5,810       --
  Payments under capital leases...........................      (241)     (270)
                                                           ---------  --------
Net cash provided by (used in) financing activities.......       689      (270)
                                                           ---------  --------
Change in cash and cash equivalents.......................     1,566      (986)
Cash and cash equivalents at beginning of period..........    50,257     7,984
                                                           ---------  --------
Cash and cash equivalents at end of period................ $  51,823  $  6,998
                                                           =========  ========
Cash paid for interest.................................... $      77  $     92
                                                           =========  ========
Cash paid for taxes....................................... $     834  $    --
                                                           =========  ========
Noncash financing and investing activities:
  Assets recorded under capital lease..................... $      16  $  2,122
                                                           =========  ========
  Liabilities assumed in connection with long-term
   software license....................................... $  10,000  $    --
                                                           =========  ========

           See accompanying notes to condensed financial statements.

                              NVIDIA CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                (In thousands)

1. Basis of presentation

  The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

2. Net income (loss) per share

  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for convertible preferred stock or the treasury stock method for options and warrants.

  Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration and options and warrants granted for nominal consideration prior to the initial public offering (IPO) are included in the calculation of basic and diluted net income
(loss) per share, as if they were outstanding for all periods presented. The following is a reconciliation of the denominators of the basic and diluted net income per share computations for the periods presented:

                                                           Three Months Ended
                                                           --------------------
                                                           May 2,    April 26,
                                                            1999        1998
                                                           --------- ----------
Denominator:
  Denominator for basic net income (loss) per share--
   weighted-average shares................................    29,277     14,141
Effect of dilutive securities:
  Stock options outstanding...............................     6,035        --
  Warrants................................................       142        --
                                                           ---------  ---------
Denominator for diluted net income (loss) per share.......    35,454     14,141
                                                           =========  =========

  As of April 26, 1998, 9,327,087 shares of convertible preferred stock, options to purchase 6,197,583 shares of common stock, and warrants to purchase 158,806 shares of common stock were outstanding. The effect of these common equivalent shares would have been anti-dilutive for the three-month period ended April 26, 1998, and, as a result, such effect has been excluded from the computation of diluted net loss per share during this period.

                              NVIDIA CORPORATION

                                  (Unaudited)
                                (In thousands)

3. Comprehensive income

  The Company had no other components of comprehensive income other than our reported amounts of net income (loss).

4. Inventory

                                                             Three Months Ended
                                                             -------------------
                                                             May 2,  January 31,
                                                              1999      1999
                                                             ------- -----------
     Work in-process........................................ $ 8,626   $15,385
     Finished goods.........................................   6,567    13,238
                                                             -------   -------
       Total inventory...................................... $15,193   $28,623
                                                             =======   =======

  At May 2, 1999, the Company had noncancelable inventory purchase commitments totaling $32.4 million.

5. New Accounting Pronouncement

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. Effective February 1, 1999, the Company adopted SOP 98-1. There was no material change to the Company's results of operations or financial position as a result of the adoption of SOP 98-1.

6. Segment information

  The Company operates in a single industry segment: the design, development and marketing of 3D graphics processors for the personal computer ("PC") market. The Company's chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The following table summarizes geographic information on net sales:

                                                                  Three Months
                                                                      Ended
                                                                 ---------------
                                                                          April
                                                                 May 2,    26,
                                                                  1999    1998
                                                                 ------- -------
     United States.............................................. $34,827 $28,263
     Asia Pacific...............................................  31,321     --
     Europe.....................................................   4,870     --
                                                                 ------- -------
       Total revenue............................................  71,018  28,263
                                                                 ======= =======

                              NVIDIA CORPORATION

                                  (Unaudited)
                                (In thousands)

  Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

                                                              Three Months Ended
                                                              ------------------
                                                              May 2,  April 26,
                                                               1999     1998
                                                              ------ -----------
     Sales
       Customer A............................................   13%       53%
       Customer B............................................   27%       35%
       Customer C............................................   20%       --
       Customer D............................................   10%       --
       Customer E............................................   10%       --
                                                                    As of
                                                              ------------------
                                                              May 2, January 31,
                                                               1999     1999
                                                              ------ -----------
     Accounts receivable
       Customer A............................................    6%       19%
       Customer B............................................   34%       28%
       Customer C............................................   21%       18%
       Customer D............................................    1%       14%

7. Long-term Software Licensing Agreement

  On April 12, 1999, the Company entered into a $10.0 million five-year software licensing agreement with a supplier in the electronic design automation industry. Under this agreement, the $10.0 million is due in two installments. The first installment was settled in June 1999 for 243,902 shares of the Company's common stock valued at $5.0 million. The second installment is due on or before March 31, 2000 and may be settled in cash or in stock at the option of the Company.

8. Subsequent Events

  On June 9, 1999, the Company entered into an agreement with a major customer to repurchase 428,572 shares of the Company's common stock from the customer in settlement for a portion of then outstanding accounts receivable. This repurchase shall occur as the receivables become due and payable.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for 3D graphics processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The business risks on pages 14 through 19, among other things, should be considered in evaluating our prospects and future financial performance.

Overview

  We design, develop and market 3D graphics processors that provide high performance interactive 3D graphics to the mainstream PC market. Substantially all of our revenue in the year ended January 31, 1999 and the three months ended May 2, 1999 was derived from the sale and license of the RIVA family of graphics processors. In the first quarter of fiscal 2000, we began commercial shipment of the RIVA TNT2 and the VANTA graphics processors. We expect that substantially all of our revenue for the foreseeable future will be derived from the sale and license of our 3D graphics processors in the mainstream PC market. We recognize product sales revenue upon shipment, net of appropriate allowances. Our policy on sales to distributors is to defer recognition of sales and related gross profit until the distributors resell the product. Royalty revenue is generally recognized upon shipment of product to the licensee's customers. Since we have no other product line, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the mainstream PC market.

  A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board manufacturers, primarily Creative Technology Ltd., Diamond Multimedia Systems, Inc. and STB Systems, Inc., and motherboard manufacturers such as Intel Corporation. These manufacturers incorporate our processors in the boards they sell to PC original equipment manufacturers ("OEMs"), retail outlets and systems integrators. The average selling prices ("ASPs") for our products, as well as our customers' products, vary by distribution channel. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. Sales to Diamond accounted for 27%, sales to Creative accounted for 20%, sales to STB accounted for 13%, sales to Intel accounted for 10% and sales to EDOM Technology Co., Ltd. accounted for 10% of our total revenue for the three months ended May 2, 1999. Sales to STB accounted for 53% and sales to Diamond accounted for 35% of our total revenue for the three months ended April 26, 1998. The number of potential customers for our products is limited, and we expect sales to Creative and Diamond will continue to account for a substantial portion of our revenue for the foreseeable future. 3Dfx, a 3D graphics company and a competitor, completed the acquisition of STB in May 1999. As a result of the acquisition, we expect our sales to STB to decline significantly from prior levels and we expect STB to cease to be one of our significant customers. Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future.

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

  We currently utilize Taiwan Semiconductor Manufacturing Company ("TSMC") and WaferTech, LLC to produce semiconductor wafers and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. A manufacturing disruption experienced by these manufacturers would impact the production of our products, which would harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products. We have recently introduced the RIVA TNT2 and VANTA graphics processors and we may experience problems or other delays while ramping up production of these products.

  Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. Revenue from sales to add-in board and motherboard manufacturers is recognized upon shipment of products. Revenue and related gross profit from sales to distributors are deferred until the distributors resell the product. Product returns or delays or difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

Results of Operations

Three Months Ended May 2, 1999 and April 26, 1998

Revenue

  Product Revenue. Product revenue increased 188% to $71.0 million in the three months ended May 2, 1999 from $24.6 million in the three months ended April 26, 1998. The increase was primarily the result of increased sales of our RIVA family of graphics processors, particularly the RIVA TNT2 graphics processors. Revenue from sales outside of the U.S. accounted for 51% of total revenue in the first quarter of fiscal 2000, and all of our revenue in the comparable period for the prior fiscal year was derived from product sales in the U.S. This increase in revenue from sales outside of the U.S. is primarily attributable to (i) the geographic limitation of the worldwide license agreement with ST Microelectronics, Inc. with respect to sales of the RIVA128 and RIVA128ZX graphics processors, which agreement did not restrict the sales of the RIVA TNT, RIVA TNT2 and VANTA families of processors in the three months ended May 2, 1999, and (ii) increased demand for our products in the Asia Pacific region. We believe that the substantial growth in product revenue achieved in this period is not necessarily indicative of future results. In addition, we expect that the ASPs of our products will decline over the lives of the products. The declines in ASPs of 3D graphics processors generally may also accelerate as the market develops and competition increases.

  Royalty Revenue. ST has a worldwide license to sell the RIVA128 and RIVA128ZX graphics processors. Royalty revenue from sales by ST of the RIVA128 graphics processor and a derivative of the RIVA128ZX graphics processor was $3.6 million, or 13% of our total revenue, in the three months ended April 26, 1998. Royalty revenue decreased to zero in the three months ended May 2, 1999 over the comparable period in fiscal 1999 due primarily to reduced sales of such products and disputes with ST regarding payment. We expect royalty revenue from ST to decrease both in absolute dollars and as a percentage of total revenue in the future when compared to periods other than the first quarter of fiscal 2000.

Gross Profit

  Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Gross profit increased to $25.1 million in the three months ended May 2, 1999 from $7.4 million in the three months ended April 26, 1998. Excluding royalty revenue, gross margin on product revenue increased to 35% in the first quarter of fiscal 2000 from 15% in the first quarter of fiscal 1999. The sales of the higher margin RIVA TNT and TNT2 graphics processors and reductions to costs of manufacturing the RIVA TNT2 and VANTA graphics processors contributed to the increase in gross margin. Although we achieved substantial growth in gross profit and gross margin in this period, we do not expect to sustain these rates of growth in future periods.

Operating Expenses

  Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, and consultant costs. As a percentage of total revenue, research and development expenses decreased to 12% in the three months ended May 2, 1999 from 16% in the three months ended April 26, 1998, and increased in absolute dollars to $8.8 million from $4.6 million. The increase in absolute dollars was primarily due to additional personnel and related engineering costs to support our next generations products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in each of the remaining quarters of fiscal 2000. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and our level of revenue fluctuates.

  As part of a strategic collaboration agreement with ST, we received contract funding in support of research and development and marketing efforts for the RIVA128 and RIVA128ZX graphics processors. Accordingly, we recorded approximately $625,000 in the three months ended April 26, 1998 as a reduction primarily to research and development. We were obligated to provide continued development and support to ST through the end of calendar 1998. We currently do not have any plans to enter into contractual development arrangements and do not expect to receive contract funding in the future.

  Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and administrative personnel, promotional and advertising expenses, travel and entertainment expenses and legal expenses. Sales, general and administrative expenses as a percentage of total revenue decreased to 10% in the first quarter of fiscal 2000 from 14% in the first quarter of fiscal 1999 and increased in absolute dollars to $7.3 million from $3.9 million. The increase in absolute dollars was primarily the result of legal expenses associated with patent litigation, as well as additional personnel and commissions and bonuses on sales of the RIVA TNT and RIVA TNT2 graphics processors. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we expand our operations, but we do not expect significant changes in these expenses as a percentage of revenue in future periods.

Interest and Other Income (Expense), Net

  Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations, and interest on borrowings under our line of credit agreement. Net interest income increased to $342,000 in the three months ended May 2, 1999 from $27,000 in the three months ended April 26, 1998. The increase in interest income was primarily due to higher average cash balances as a result of cash proceeds received from the initial public offering of our common stock in January 1999.

Income Taxes

  We had an effective tax rate of 33% in the three months ended May 2, 1999. The income taxes in the three months ended April 26, 1998 consisted primarily of deferred federal tax benefit. We anticipate our tax rates for the remainder of fiscal 2000 will remain relatively constant, depending on the availability and realizability of deferred tax assets. Realization of the deferred tax assets will depend on future taxable income.

Stock-Based Compensation

  With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $943,000 in the three months ended April 26, 1998 and $259,000 in the three months ended May 2, 1999. We anticipate amortization of approximately $650,000 in fiscal 2000.

Liquidity and Capital Resources

  As of May 2, 1999, we had $51.8 million in cash and cash equivalents. In January 1999, we sold a total of 3.5 million shares of common stock in an initial public offering at a price of $12.00 per share, for net proceeds of $37.5 million. In February 1999, we received an additional $5.8 million from the underwriters' exercise of their option to purchase an additional 525,000 shares of common stock. Approximately $5.0 million of the net proceeds were used to repay in full amounts outstanding under a bank line of credit. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures and working capital. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high quality financial institutions and limit the amount of exposure with any one financial institution. We had $32.4 million of noncancelable inventory purchase commitments outstanding at May 2, 1999.

  In September 1998, we entered into a loan and security agreement with a bank, which included a $5.0 million credit facility. Borrowings under the line of credit carried interest at prime rate plus 1% and were due in March 1999. We had borrowed $5.0 million against the line of credit, all of which was repaid in March 1999.

  Net cash provided by operating activities was $3.4 million in the three months ended May 2, 1999 compared to $1.4 million in the three months ended April 26, 1998. For the three months ended May 2, 1999, the increased cash provided by operating activities was a result of higher net income, a reduction in inventory, and an increase in accrued liabilities, which was offset somewhat by an increase in accounts receivable and a decrease in accounts payable. Our accounts receivable are highly concentrated. Five customers accounted for approximately 72% of the accounts receivable for the three months ended May 2, 1999. Although we have not experienced any bad debt write-offs to date, we may be required to write off bad debt in the future, which could harm our business. In particular, we have had discussions with a major customer concerning the size of its obligation to us and the timing of payments. On June 9, 1999, we entered into an agreement with the customer to repurchase 428,572 shares of our common stock from them in settlement for a portion of then outstanding accounts receivable.

  To date, our investing activities have consisted primarily of purchases of property and equipment. Our capital expenditures, including capital leases, were $12.5 million in the three months ended May 2, 1999 and $4.2 million in the three months ended April 26, 1998. The increase was primarily attributable to a $10.0 million obligation pursuant to a long-term licensing agreement with a supplier. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend an additional $5.0 to $10.0 million for capital expenditures in the next nine months, primarily for software licenses, emulation equipment and the purchase of computer and engineering workstations.

  We believe that our existing cash balances, anticipated cash flows from operations and capital lease financing will be sufficient to meet our operating and capital requirements for at least the next 12 months, although we could be required, or could elect, to raise additional funds during that period. We expect that we may need to raise additional equity or debt financing in the future. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases and/or research and development expenditures, which could harm our business.

Year 2000 Compliance

  The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software like this may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  We are heavily dependent upon the proper functioning of our own computer or data-dependent systems. These include, but are not limited to, information systems in business, finance, operations and service. Any failure or malfunctioning on the part of these or other systems could adversely affect us in ways that are not currently known, discernible, quantifiable or otherwise anticipated by us.

  Our graphics processors and related software do not depend on any date-sensitive functions in order to perform in accordance with their respective designs, and we do not expect their functions to be negatively affected by the Year 2000 issue. Our products are ultimately used with a number of different hardware and software products, and to the extent these third-party products are not Year 2000 compliant, the interoperability of our products may be adversely affected. Given the number of third-party components and our limited resources, we do not expect to review these third-party products.

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

  To date, we have not incurred material incremental costs associated with our efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. We believe that future costs associated with our Year 2000 compliance efforts will not exceed $500,000.

  In addition to the risks associated with our own systems, we have relationships with, and are to varying degrees dependent upon, a large number of third parties that provide information, goods and services to us and manufacture our graphics processors. Our business could suffer if key suppliers experience Year 2000 issues that cause them to delay manufacturing or shipment of finished product to us. In addition, our results of operations could suffer if any of our key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our product. We have begun to initiate formal communications to ascertain the Year 2000 compliance of key suppliers and determine the extent to which we may be vulnerable to those third parties' failure to remedy their own Year 2000 issues.

  We have completed an inventory of internal systems, hardware, software, communication networks and non-information technology systems and services. We are in the process of doing the following:

  .  assessing specific underlying computer systems, programs and hardware;

  . evaluating remediation or replacement of Year 2000 non-compliant technology;

  . conducting validation and testing of technologically compliant Year 2000 solutions; and

  .  completing implementation of Year 2000 compliant systems.

  While we plan to complete modifications or upgrades of our business-critical systems prior to the Year 2000, we may be unable to develop a plan to address the Year 2000 issue in a timely manner or to upgrade any or all of our major systems in accordance with our plan. If any required modifications or upgrades or modifications by key suppliers or customers are not completed in a timely manner or are not successful, we may be unable to conduct our business. In addition, any upgrades made may not effectively address the Year 2000 issue. Furthermore, the systems of other companies on which we rely for the manufacture of our products may not be converted in a timely manner. A failure to convert by another company, or a conversion that is incompatible with our systems, could harm our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from the investments without significantly increasing risk. To minimize potential loss arising from adverse changes in interest rates, we maintain a portfolio of cash and cash equivalents primarily in highly rated domestic money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Exchange Rate Risk

  We consider our exposure to foreign exchange rate fluctuations to be minimal. Currently, all of our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in foreign currency exchange rates could harm our business in the future.

Certain Business Risks

  In addition to the risks discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the risks set forth below.

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

  . rates of return in excess of that forecasted/expected due to quality issues;

  .  the rescheduling or cancellation of customer orders;

  .  the unanticipated termination of strategic relationships;

  . seasonal fluctuations associated with the tendency of PC sales to decrease in the second quarter and increase in the second half of each calendar year; and

  . the level of expenditures for our research and development and sales, general and administrative functions.

  In addition, we may experience difficulties related to the production of current or future products and other factors may delay the introduction or volume sales of new products we develop. We believe that quarterly and annual results of operations also could be affected in the future by other factors, including the following:

  .  changes in the relative volume of sales of our products;

  .  seasonality in the PC market;

  .  our ability to reduce the process geometry of our products;

  . supply constraints for the other components incorporated into our customers' products;

  .  the loss of a key customer;

  . changes in the pricing of dynamic random access memory devices ("DRAMs") or other memory components;

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

  We have a limited operating history and a history of losses. We have a limited operating history and it is difficult to predict our future operating results. Our recent revenue growth may not be sustainable and should not be considered indicative of future revenue growth, if any. As of May 2, 1999, our accumulated deficit was approximately $3.2 million. Although we generated net income in the three months ended May 2, 1999, in the second half of fiscal 1999 and in the three months ended December 31, 1997, we incurred losses in the first half of fiscal 1999, in the first three quarters of fiscal 1997 and in each quarter of our prior fiscal years. We may not be profitable on a quarterly or annual basis in the future.

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

  Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by PC OEMs, add-in board manufacturers and consumers of 3D graphics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the PC OEMs' design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new 3D graphics products would harm our business.

  As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles will remain short and average selling prices ("ASPs") will continue to decline. In particular, we expect ASPs and gross margins for our 3D graphics processors to decline as each product matures and as unit volumes increase. As a result, we will need to introduce new products and enhancements to existing products to maintain overall ASPs and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for our products increases, there is an increasing risk that we will experience problems with the performance of our products and that there will be delays in the development, introduction or volume shipment of our products. We recently introduced the RIVA TNT2 and VANTA graphics processors. While we have not experienced yield problems to date, we may experience problems or other delays while ramping up production of these products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining ASPs, reduced margins, reduced demand for our products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, either of which would harm our business.

  In the design and development of new products and product enhancements, we rely on third-party software development tools. While we currently are not dependent on any one vendor for the supply of these tools, some or all of these tools may not be readily available in the future. For example, we have experienced delays in the introduction of products in the past as a result of the inability of then-available software development tools to fully simulate the complex features and functionality of our products. The design requirements necessary to meet consumer demands for more features and greater functionality from 3D graphics products in the future may exceed the capabilities of the software development tools available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, our business could suffer.

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

  We are dependent on the desktop PC market, which may not continue to grow. In the year ended January 31, 1999, and the three months ended May 2, 1999, we derived all of our revenue from the sale or license of products for use in PCs. We expect to continue to derive substantially all of our revenue from the sale or license of products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

  We are dependent on a small number of customers and we are subject to order and shipment uncertainties. We have only a limited number of customers and our sales are highly concentrated. We primarily sell our products to add-in board manufacturers, which incorporate graphics products in the boards they sell to PC OEMs. Sales to add-in board manufacturers are primarily dependent on achieving design wins with leading PC OEMs. We believe that a significant portion of our revenue in the most recent quarter was attributable to products that ultimately were incorporated into PCs sold by Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., International Business Machines Corporation, Micron Technology, Inc. and Packard Bell NEC, Inc. The number of add-in board manufacturers and leading PC OEMs is limited, and we expect that a small number of add-in board manufacturers directly, and a small number of PC OEMs indirectly, will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, our business could be harmed by the decision of a single PC OEM or add-in board manufacturer to cease using our products or by a decline in the number of products sold by a single PC OEM or add-in board manufacturer or by a small number of customers. In addition, revenue from add-in board manufacturers or PC OEMs that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period.

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

  We face many other risks. Also inherent in our business are additional risks, which include but are not limited to the following:

  .  our ability to manage growth;

  .  our dependence on key personnel;

  .  our dependence on third parties to assemble and test our products;

  . the risk of product returns, product defects or product incompatibilities;

  .  our inability to transition to new manufacturing process technologies;

  . the risks associated with international operations, which accounted for a significant portion of our revenue in the three months ended May 2, 1999;

  .  the cyclical nature of the semiconductor industry; and

  .  our ability to adequately protect our intellectual property rights.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  On May 24, 1999, we were notified that 3Dfx had filed an additional patent infringement lawsuit against us in the United States District Court for the Northern District of California. The suit alleges that the sale and use of our RIVA TNT2 graphics processor infringes a United States patent held by 3Dfx. The suit seeks unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. Based on our investigations to date, we believe that the allegations against us are without merit, and we intend to vigorously defend the lawsuit.

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Sales of Registered Securities

  We commenced our initial public offering on January 21, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-47495). The managing underwriters of the public offering were Morgan Stanley & Co., Hambrecht & Quist and Prudential Securities (the "Underwriters"). In the offering, we sold an aggregate of 3,500,000 shares of our common stock for an initial price of $12.00 per share. On February 2, 1999, we sold an additional 525,000 shares of our common stock at a price of $12.00 per share pursuant to the exercise of the Underwriter's over-allotment option. The aggregate proceeds from the offering were $48.3 million. We paid expenses of approximately $5.0 million, of which approximately $3.4 million represented underwriting discounts and commissions and approximately $1.6 million represented expenses related to the offering. Net proceeds from the offering were $43.3 million. Of the net proceeds, as of May 2, 1999, $5.0 million had been used to repay in full amounts outstanding under a bank line of credit. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of May 2, 1999, the remainder of the net proceeds were invested in money market funds.

Recent Sales of Unregistered Securities

  On April 12, 1999, we issued an aggregate of 243,902 shares of common stock in settlement of a $5.0 million installment payable by us under a five-year software licensing agreement with a supplier in the electronic design automation industry. We claimed exemptions under the Securities Act from registration under the Securities Act for this transaction by virtue of
Section 4(2) and Regulation D promulgated thereunder as transactions not involving a public offering. The investor represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificate issued in the transaction. In addition, the investor is an "accredited investor" (as that term is defined in Rule 501(a)(3) promulgated under the Securities Act).

  (a) Exhibits

  The following exhibits are filed herewith:

 Exhibit
 Number                         Description of Document
 -------                        -----------------------
  4.4    Second Amendment to Second Amended and Restated Investors' Rights
          Agreement, dated April 12, 1999.
 10.13   Stock Purchase Agreement dated April 12, 1999 between the Company and
          Synopsys, Inc.
 10.14   Stock Repurchase Agreement dated June 9, 1999 between the Company and
          Diamond Multimedia Systems, Inc.
 27.1    Financial Data Schedule

  (b) Reports on Form 8-K

  No Reports on Form 8-K were filed by the registrant during the three months ended May 2, 1999.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 1999.

                                          NVIDIA CORPORATION

                                          By:   /s/ Christine B. Hoberg
                                             ----------------------------------
                                                    Christine B. Hoberg
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number                         Description of Document
 -------                        -----------------------
  4.4    Second Amendment to Second Amended and Restated Investors' Rights
          Agreement, dated April 12, 1999.

 10.13   Stock Purchase Agreement dated April 12, 1999 between the Company and
         Synopsys, Inc.

 10.14   Stock Repurchase Agreement dated June 9, 1999 between the Company and
          Diamond Multimedia Systems, Inc.

 27.1    Financial Data Schedule