Form 10-Q
period 1999-08-01
NVIDIA CORP/CA
filed 1999-09-10
CIK 1045810

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 1, 1999

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to ____________.

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

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's common stock outstanding as of August 29, 1999 was 29,558,130 shares.

================================================================================

                              NVIDIA CORPORATION

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.    Condensed Financial Statements (unaudited)
           Condensed Balance Sheets as of August 1, 1999 and January 31, 1999.............................       3
           Condensed Statements of Operations for the three months and six months ended August 1, 1999
           and July 26, 1998..............................................................................       4
           Condensed Statements of Cash Flows for the six months ended August 1, 1999 and July 26, 1998...       5
           Notes to Condensed Financial Statements........................................................       6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........      10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................      15

                          PART II: OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................      20
Item 2.    Change in Securities and Use of Proceeds.......................................................      20
Item 4.    Submission of Matters to a Vote of Security Holders............................................      20
Item 6.    Exhibits and Reports on Form 8-K...............................................................      21
Signature.................................................................................................      22

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

                              NVIDIA CORPORATION

                           CONDENSED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                                                     August 1,      January 31,
                                                                                       1999            1999
                                                                                    -----------     -----------
                                         ASSETS

Current assets:
   Cash and cash equivalents................................................        $    46,757     $    50,257
   Accounts receivable, less allowances of $3,338 at August 1,
     1999 and $2,627 at January 31, 1999....................................             50,179          20,633
   Inventory................................................................              8,441          28,623
   Prepaid expenses and other current assets................................              2,746           1,599
                                                                                    -----------     -----------
          Total current assets..............................................            108,123         101,112
Property and equipment, net.................................................             22,742          11,650
Deposits and other assets...................................................              3,538             570
                                                                                    -----------     -----------
                                                                                    $   134,403     $   113,332
                                                                                    ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................        $    34,779     $    35,730
   Line of credit...........................................................                 --           5,000
   Accrued liabilities......................................................              8,452           5,012
   Current portion of capital lease obligations.............................              1,766           1,386
                                                                                    -----------     -----------
          Total current liabilities.........................................             44,997          47,128
Capital lease obligations, less current portion.............................                942           1,995
Long-term payable...........................................................              6,000              --
Stockholders' equity:
   Common stock.............................................................                 29              29
   Additional paid-in capital...............................................             79,228          74,372
   Deferred compensation....................................................               (328)           (780)
   Retained earnings (accumulated deficit)..................................              3,535          (9,412)
                                                                                    -----------     -----------
          Total stockholders' equity........................................             82,464          64,209
                                                                                    -----------     -----------
                                                                                    $   134,403     $   113,332
                                                                                    ===========     ===========

           See accompanying notes to condensed financial statements.

                              NVIDIA CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                  -----------------------------    ---------------------------
                                                                     August 1,       July 26,        August 1,       July 26,
                                                                       1999            1998            1999            1998
                                                                  -------------      ----------    ------------      ---------
     Revenue:
        Product ..............................................    $      78,017      $   10,963    $    149,035      $  35,605
        Royalty ..............................................               --           1,171              --          4,792
                                                                  -------------      ----------    ------------      ---------
              Total revenue...................................           78,017          12,134         149,035         40,397
                                                                  -------------      ----------    ------------      ---------
     Cost of revenue..........................................           49,625          12,961          95,571         33,834
                                                                  -------------      ----------    ------------      ---------
     Gross profit (loss)......................................           28,392            (827)         53,464          6,563
                                                                  -------------      ----------    ------------      ---------
     Operating expenses:
        Research and development..............................           10,813           5,724          19,598         10,366
        Sales, general and administrative.....................            8,116           3,962          15,400          7,847
                                                                  -------------      ----------    ------------      ---------
              Total operating expenses........................           18,929           9,686          34,998         18,213
                                                                  -------------      ----------    ------------      ---------
     Operating income (loss)..................................            9,463         (10,513)         18,466        (11,650)
     Interest and other income, net...........................              369              22             711             49
                                                                  -------------      ----------    ------------      ---------
     Income (loss) before income tax expense (benefit)........            9,832         (10,491)         19,177        (11,601)
     Income tax expense (benefit).............................            3,146            (839)          6,230           (928)
                                                                  -------------      ----------    ------------      ---------
     Net income (loss)........................................    $       6,686      $   (9,652)   $     12,947      $ (10,673)
                                                                  =============      ==========    ============      =========

     Basic net income (loss) per share........................    $        0.23      $    (0.68)   $       0.44      $   (0.75)
                                                                  =============      ==========    ============      =========

     Diluted net income (loss) per share......................    $        0.19      $    (0.68)   $       0.37      $   (0.75)
                                                                  =============      ==========    ============      =========

     Shares used in basic per share computation...............           29,344          14,148          29,310         14,145

     Shares used in diluted per share computation.............           35,455          14,148          35,455         14,145

           See accompanying notes to condensed financial statements.

                              NVIDIA CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                  Six Months Ended
                                                                         -----------------------------
                                                                            August 1,       July 26,
                                                                              1999           1998
                                                                         -------------     -----------
     Cash flows from operating activities:
        Net income (loss).............................................   $      12,947     $   (10,673)
        Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation................................................           3,640           1,737
          Amortization of deferred compensation.......................             452           1,665
          Stock options granted in exchange of services...............               4              --
          Tax benefit from stock options exercised....................             503              --
          Changes in operating assets and liabilities:
             Accounts receivable......................................         (36,998)         12,326
             Inventory................................................          20,182          (2,514)
             Prepaid expenses and other current assets................          (1,147)           (831)
             Deposit and other current assets.........................          (2,968)           (327)
             Accounts payable.........................................            (951)           (847)
             Accrued liabilities......................................           3,441            (168)
             Long-term payable........................................           1,000              --
                                                                         -------------     -----------
     Net cash provided by operating activities........................             105             368
                                                                         -------------     -----------
     Cash flows used in investing activities-
        purchases of property and equipment...........................          (4,716)         (3,243)
                                                                         -------------     -----------
     Cash flows from financing activities:
        Payments under line of credit.................................          (5,000)             --
        Issuance of mandatorily convertible notes.....................              --           6,000
        Common stock issued under stock option plans..................             990              26
        Sale of common stock under public offering, net of
          issuance costs..............................................           5,810              --
        Payments under capital leases.................................            (689)           (727)
                                                                         -------------     -----------
     Net cash provided by (used in) financing activities..............           1,111          (5,299)
                                                                         -------------     -----------
     Change in cash and cash equivalents..............................          (3,500)          2,424
     Cash and cash equivalents at beginning of period.................          50,257           7,984
                                                                         -------------     -----------
     Cash and cash equivalents at end of period.......................   $      46,757     $    10,408
                                                                         =============     ===========
     Cash paid for interest...........................................   $         133     $       239
                                                                         =============     ===========
     Cash paid for taxes..............................................   $       8,803     $        --
                                                                         =============     ===========
     Noncash financing and investing activities:
        Assets recorded under capital lease...........................   $          16     $     2,159
                                                                         =============     ===========
        Receipt of common stock in settlement of accounts
          receivable..................................................   $      (7,452)    $        --
                                                                         =============     ===========
        Issuance of common stock in connection with long-term
          software license............................................   $       5,000     $        --
                                                                         =============     ===========
        Liabilities assumed in connection with long-term software
          license.....................................................   $       5,000     $        --
                                                                         =============     ===========

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

     Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration and options and warrants granted for nominal consideration prior to the initial public offering
(IPO) are included in the calculation of basic and diluted net income (loss) per share, as if they were outstanding for all periods presented. The following is a reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the periods presented:

                                                                          Three Months Ended         Six Months Ended
                                                                   --------------------------  -------------------------
                                                                       August 1,     July 26,      August 1,   July 26,
                                                                        1999          1998          1999         1998
                                                                   ------------  ------------  ------------  -----------
     Denominator:
        Denominator for basic net income (loss) per share -
         weighted-average shares................................         29,344       14,148         29,310       14,145
        Effect of dilutive securities:
         Stock options outstanding..............................          5,718            --         5,878           --
         Warrants...............................................            141            --           141           --
         Common stock issuable in connection with long-term
         software license.......................................            252            --           126           --
                                                                   ------------  ------------  ------------  -----------
        Denominator for diluted net income (loss) per share.....         35,455        14,148        35,455       14,145
                                                                   ============  ============  ============  ===========

     As of July 26, 1998, 9,327,087 shares of convertible preferred stock, options to purchase 6,562,333 shares of common stock, and warrants to purchase 158,806 shares of common stock were outstanding. The effect of these common equivalent shares would have been anti-dilutive for the three-month and six-month periods ended July 26, 1998, and, as a result, such effect has been excluded from the computation of diluted net loss per share during these periods.

                              NVIDIA CORPORATION

                                  (Unaudited)
                                (In thousands)


3.  Comprehensive income

     The Company had no other components of comprehensive income other than the reported amounts of net income (loss).

4.  Inventory

                                                     August 1,   January 31,
                                                       1999         1999
                                                    ----------  ------------
           Work in-process...................       $    3,455    $ 15,385
           Finished goods....................            4,986      13,238
                                                    ----------    --------
                Total inventory..............       $    8,441    $ 28,623
                                                    ==========    ========

    At August 1, 1999, the Company had noncancelable inventory purchase commitments totaling $49.6 million.

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

6.  Segment information

     The Company operates in a single industry segment: the design, development and marketing of 3D graphics processors for the personal computer (PC) market. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The following table summarizes geographic information on net sales:

                                                                Three Months Ended            Six Months Ended
                                                            --------------------------   --------------------------
                                                               August 1,    July 26,        August 1,    July 26,
                                                                 1999         1998            1999         1998
                                                            ------------  ------------   ------------  ------------
           United States.................................     $   28,543    $   12,096     $   63,370    $   40,359
           Asia Pacific..................................         41,585            38         72,906            38
           Europe........................................          7,889            --         12,759            --
                                                            ------------  ------------   ------------  ------------
                Total revenue............................         78,017        12,134        149,035        40,397
                                                            ------------  ------------   ------------  ------------

                              NVIDIA CORPORATION

                                  (Unaudited)
                                (In thousands)

    Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

                                                                Three Months Ended            Six Months Ended
                                                            --------------------------   --------------------------
                                                               August 1,    July 26,        August 1,    July 26,
                                                                 1999         1998            1999         1998
                                                            ------------  ------------   ------------  ------------
           Sales
             Customer A..................................             2%           78%             7%           60%
             Customer B..................................            24%            9%            25%           27%
             Customer C..................................            17%           --             18%           --
             Customer E..................................            20%           --             16%           --

                                                                          As of
                                                                 August 1,   January 31,
                                                                   1999         1999
                                                                 ---------   -----------
           Accounts receivable
             Customer A..................................               1%           19%
             Customer B..................................              24%           28%
             Customer C..................................              17%           18%
             Customer D..................................               1%           14%
             Customer E..................................              18%            4%

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

8.  Stock Repurchase Agreement

    In June 1999, the Company repurchased 428,572 shares of the Company's common stock from a major customer in settlement for a portion of then outstanding accounts receivable, in the amount of $7.5 million.

9.  Strategic Relationship and Patent License Agreements

    On July 17, 1999, the Company entered into agreements with Silicon Graphics, Inc. (SGI) to create a broad strategic alliance to collaborate on future graphics technologies. As part of the Strategic Relationship Agreement, SGI has dismissed its patent infringement suit against the Company and the Company has licensed SGI's enabling 3D graphics patent portfolio. Additionally, SGI will incorporate the Company's graphics technology into new desktop graphics systems and transfer approximately 25 engineering personnel to the Company during the second half of fiscal 2000. In connection with the Patent License Agreement, the Company will pay SGI a total of $3.0 million in nine quarterly installments with the final payment due in May 2001.

                              NVIDIA CORPORATION

                                  (Unaudited)
                                (In thousands)

10. Line of Credit Agreement

   In July 1999, the Company entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving credit facility with a borrowing base equal to 80% of eligible accounts. Borrowings under the line of credit bear interest at prime rate and are due in July 2000. Covenants governing the credit facility require the maintenance of certain financial ratios. As of August 1, 1999, the Company had no outstanding borrowings against the line of credit.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for 3D graphics processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The business risks on pages 15 through 19, among other things, should be considered in evaluating our prospects and future financial performance.

Overview

   We design, develop and market 3D graphics processors that provide high performance interactive 3D graphics to the mainstream PC market. Substantially all of our revenue in the six months ended August 1, 1999 and July 26, 1998 was derived from the sale and license of the RIVA family of graphics processors. In the first quarter of fiscal 2000, we began commercial shipment of the RIVA TNT2 family of graphics processors. We expect that substantially all of our revenue for the foreseeable future will be derived from the sale of our 3D graphics processors in the mainstream PC market. We recognize product sales revenue upon shipment, net of appropriate allowances. Our policy on sales to distributors is to defer recognition of sales and related gross profit until the distributors resell the product. Royalty revenue is generally recognized upon shipment of product to the licensee's customers. Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Since we have no other product line, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the mainstream PC market.

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board manufacturers, primarily Creative Technology Ltd., Diamond Multimedia Systems, Inc. STB Systems, Inc. and ASUSTeK, and motherboard manufacturers such as Intel Corporation. These manufacturers incorporate our processors in the boards they sell to PC original equipment manufacturers ("OEMs"), retail outlets and systems integrators. The average selling prices ("ASPs") for our products, as well as our customers' products, vary by distribution channel. Sales to Diamond accounted for 24%, sales to Creative accounted for 17%, and sales to Edom Technology Co., Ltd. accounted for 20% of our total revenue for the second quarter ended August 1, 1999. For the first six months of fiscal 2000, sales to Diamond accounted for 25%, sales to Creative accounted for 18% and sales to Edom accounted for 16% of total revenue. Sales to STB accounted for 78% and sales to Diamond accounted for 9% of our total revenue for the second quarter ended July 26, 1998. For the first six months of fiscal 1999, sales to STB accounted for 60% and sales to Diamond accounted for 27% of total revenue. The number of potential customers for our products is limited, and we expect sales to Creative will continue to account for a substantial portion of our revenue for the foreseeable future. In June 1999, S3 Incorporated (S3), a supplier of graphics processors and a competitor, entered into a definitive agreement to acquire Diamond. We expect our sales to Diamond to decline significantly from prior levels following the consummation of the acquisition. The transaction is expected to be completed in October 1999, subject to regulatory and stockholder approvals. 3Dfx Interactive, Inc., a 3D graphics company and a competitor, completed the acquisition of STB in May 1999. Our sales to STB in the second quarter declined to 2% from 13% of total revenue in the first quarter and STB is no longer one of our significant customers.

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

   We currently utilize Taiwan Semiconductor Manufacturing Company ("TSMC") and WaferTech, LLC to produce semiconductor wafers and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. A manufacturing disruption experienced by these manufacturers would impact the production of our products, which would harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products. We have recently introduced the RIVA TNT2 family of graphics processors and we may experience problems or other delays while in production of these products.

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

Results of Operations

Three Months and Six Months Ended August 1, 1999 and July 26, 1998

Revenue

   Product Revenue. Product revenue increased 612% to $78.0 million in the second quarter ended August 1, 1999 from $11.0 million in the second quarter ended July 26, 1998. Revenue of $149.0 million for the first half of fiscal 2000 grew 319% over the first half of fiscal 1999. The increase was primarily the result of increased sales of our RIVA family of graphics processors, particularly the RIVA TNT2 graphics processors. Revenue from sales outside of the U.S. represented 63% and 58% of total revenue in the second quarter and the first half of fiscal 2000, respectively. Substantially all of our revenue in the comparable periods for the prior fiscal year was derived from product sales in the U.S. This increase in revenue from sales outside of the U.S. is primarily attributable to (i) the geographic limitation of the worldwide license agreement with ST Microelectronics, Inc. with respect to sales of the RIVA128 and RIVA128ZX graphics processors, which agreement did not restrict the sales of the RIVA TNT and RIVA TNT2 families of processors in fiscal 2000, and (ii) increased demand for our products in the Asia Pacific region. We believe that the substantial growth in product revenue achieved in this period is not necessarily indicative of future results. In addition, we expect that the ASPs of our products will decline over the lives of the products. The declines in ASPs of 3D graphics processors generally may also accelerate as the market develops and competition increases.

   Royalty Revenue. ST has a worldwide license to sell the RIVA128 and RIVA128ZX graphics processors. Royalty revenue from sales by ST of the RIVA128 graphics processor and a derivative of the RIVA128ZX graphics processor decreased to zero in the second quarter and first half of fiscal 2000 due primarily to reduced sales of such products and disputes with ST regarding payment. Royalty revenue totaled $1.2 million, or 10% of our total revenue, in the second quarter ended July 26, 1998 and $4.8 million for the first half of fiscal 1999. We do not expect to record or receive royalty revenue from ST in the future.

Gross Profit

   Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Gross profit increased to $28.4 million in the second quarter of fiscal 2000 from a gross loss of $827,000 in the second quarter of fiscal 1999. Excluding royalty revenue, gross profit margin on product revenue increased to 36% in the second quarter of fiscal 2000 from (18)% in the second quarter of fiscal 1999. For the first six months of fiscal 2000, gross profit grew to $53.5 million from $6.6 million in the comparable period of the prior year. Year-to-date gross profit margin on product revenue was 36% in fiscal 2000 compared to 16% in fiscal 1999. The increase in gross profit margin relates primarily to significant increases in the volume of product shipped and the favorable impact of the higher margin TNT2 graphics processors, partially offset by declining profit margins in our older product families. Although we achieved substantial growth in gross profit and gross profit margin in this period, we do not expect to sustain these rates of growth in future periods.

Operating Expenses

   Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. As a percentage of total revenue, research and development expenses decreased to 14% in the second quarter of fiscal 2000 from 47% in the second quarter of fiscal 1999, and increased in absolute dollars to $10.8 million from $5.7 million. Year-to-date research and development expenses in fiscal 2000 increased to $19.6 million from $10.4 million in fiscal 1999. As a percentage of total revenue, year-to-date research and development expenses in fiscal 2000 decreased to 13% compared to 26% in the same period in fiscal 1999. The increase in absolute dollars was primarily due to additional personnel and related engineering costs to support our next generations products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the second half of fiscal 2000. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and our level of revenue fluctuates.

   As part of a strategic collaboration agreement with ST, we received contract funding in support of research and development and marketing efforts for the RIVA128 and RIVA128ZX graphics processors. Accordingly, we recorded approximately $625,000 and $1.3 million in the second quarter and first half of fiscal 1999, respectively, as a reduction primarily to research and development. We were obligated to provide continued development and support to ST through the end of calendar 1998. We currently do not have any plans to enter into contractual development arrangements and do not expect to receive contract funding in the future.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and administrative personnel, promotional and advertising expenses, travel and entertainment expenses and legal expenses. Sales, general and administrative expenses as a percentage of total revenue decreased to 10% in the second quarter of fiscal 2000 from 33% in the second quarter of fiscal 1999 and increased in absolute dollars to $8.1 million from $4.0 million. For the first six months of fiscal 2000, sales, general and administrative expenses increased to $15.4 million compared to $7.8 million in the same period in fiscal 1999. The increase in absolute dollars was primarily the result of additional personnel and commissions and bonuses on sales of the TNT2 graphics processors as well as legal expenses associated with patent litigation. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we expand our operations, but we do not expect significant changes in these expenses as a percentage of revenue in future periods.

Interest and Other Income (Expense), Net

   Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations. Net interest income increased to $369,000 in the second quarter of fiscal 2000 from $22,000 in the second quarter of fiscal 1999. For the first two quarters of fiscal 2000, net interest income increased to $711,000 from $49,000 in the comparable period of fiscal 1999. The increase in net interest income was primarily due to higher average cash balances as a result of cash proceeds received from the initial public offering of our common stock in January 1999.

Income Taxes

   We had an effective tax rate of 32% in the second quarter and first half of fiscal 2000. The income taxes in the second quarter and first six months of fiscal 1999 consisted primarily of deferred federal tax benefit. We anticipate our tax rates for the remainder of fiscal 2000 will remain relatively constant, depending on the availability and realizability of deferred tax assets. Realization of the deferred tax assets will depend on future taxable income.

Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $193,000 in the second quarter of fiscal 2000 compared to $722,000 in the second quarter of fiscal 1999. Year-to-date amortization decreased to $452,000 in fiscal 2000 from $1.7 million in fiscal 1999. We anticipate total amortization of approximately $650,000 in fiscal 2000.

Liquidity and Capital Resources

   As of August 1, 1999, we had $46.8 million in cash and cash equivalents. In February 1999, we received $5.8 million from the underwriters' exercise of their option to purchase an additional 525,000 shares of common stock at a price of $12 per share. Approximately $5.0 million of the net proceeds were used to repay in full amounts outstanding under a bank line of credit. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures and working capital. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $49.6 million of noncancelable inventory purchase commitments outstanding at August 1, 1999.

   In July 1999, we entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving credit facility with a borrowing base equal to 80% of eligible accounts. Borrowings under the line of credit bear interest at prime rate and are due in July 2000. Covenants governing the credit facility require the maintenance of certain financial ratios. As of August 1, 1999, we had no outstanding borrowings against the line of credit.

   Operating activities generated $105,000 during the first six months of fiscal 2000 compared to $368,000 during the first six months of fiscal 1999. The cash flow from operating activities during the six months of fiscal 2000 was positive principally due to higher net income, offset by changes in operating assets and liabilities. Our accounts receivable are highly concentrated. Five customers accounted for approximately 61% of the accounts receivable for the first six months of fiscal 2000. Although we have not experienced any bad debt write-offs to date, we may be required to write off bad debt in the future, which could harm our business. In June 1999, we repurchased 428,572 shares of our common stock from a major customer in settlement for a portion of then outstanding accounts receivable in the amount of $7.5 million.

   To date, our investing activities have consisted primarily of purchases of property and equipment. Our capital expenditures, including capital leases, were $14.7 million during the first six months of fiscal 2000 and $5.4 million during the first six months of fiscal 1999. The increase was primarily attributable to a $10.0 million obligation pursuant to a long-term licensing agreement with a supplier. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend an additional $5.0 million for capital expenditures in the next six months, primarily for software licenses, emulation equipment and the purchase of computer and engineering workstations.

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

   We have completed an inventory of internal systems, hardware, software, communication networks and non-information technology systems and services. To date, we have substantially completed the following:

   .  assessing specific underlying computer systems, programs and hardware;

   . evaluating remediation or replacement of Year 2000 non-compliant technology;

   . conducting validation and testing of technologically-compliant Year 2000 solutions; and

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

   . changes in the timing of product orders due to unexpected delays in the introduction of our products and/or our customers' products or due to the life cycles of our customers' products ending earlier than anticipated;

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

   We have a limited operating history and a history of losses. We have a limited operating history and it is difficult to predict our future operating results. Our recent revenue growth may not be sustainable and should not be considered indicative of future revenue growth, if any. Although we generated net income in the twelve months ended August 1, 1999, and in the three months ended December 31, 1997, we incurred losses in the first half of fiscal 1999, in the first three quarters of fiscal 1997 and in each quarter of our prior fiscal years. We may not be profitable on a quarterly or annual basis in the future.

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

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles will remain short and average ASPs will continue to decline. In particular, we expect ASPs and gross margins for our 3D graphics processors to decline as each product matures and as unit volumes increase. As a result, we will need to introduce new products and enhancements to existing products to maintain overall ASPs and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for our products increases, there is an increasing risk that we will experience problems with the performance of our products and that there will be delays in the development, introduction or volume shipment of our products. We recently introduced the RIVA TNT2 family of graphics processors. While we have not experienced yield problems to date, we may experience problems or other delays while in production with these products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining ASPs, reduced margins, reduced demand for our products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, either of which would harm our business.

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

   We are dependent on the desktop PC market, which may not continue to grow. In the first six months of fiscal 2000, we derived all of our revenue from the sale of products for use in PCs. We expect to continue to derive substantially all of our revenue from the sale or license of products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of ASPs over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

   We are dependent on a small number of customers and we are subject to order and shipment uncertainties. We have only a limited number of customers and our sales are highly concentrated. We primarily sell our products to add-in board and motherboard manufacturers, which incorporate graphics products in the boards they sell to PC OEMs. Sales to add-in board and motherboard manufacturers are primarily dependent on achieving design wins with leading PC OEMs. We believe that a considerable portion of our revenue in the most recent quarter was attributable to products that ultimately were incorporated into PCs sold by Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., Hewlett-Packard, Intel, International Business Machines Corporation and Micron Technology, Inc. The number of add-in board and motherboard manufacturers and leading PC OEMs is limited, and we expect that a small number of add-in board and motherboard manufacturers directly, and a small number of PC OEMs indirectly, will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, our business could be harmed by the decision of a single PC OEM or add-in board and motherboard manufacturers to cease using our products or by a decline in the number of products sold by a single PC OEM or add-in board and motherboard manufacturers or by a small number of customers. In addition, revenue from add-in board and motherboard manufacturers or PC OEMs that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period.

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

   . the risks associated with international operations, which accounted for a significant portion of our revenue in the first six months of fiscal 2000;

   .  the cyclical nature of the semiconductor industry; and

   .  our ability to adequately protect our intellectual property rights.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

   On April 9, 1998, the Company was notified that Silicon Graphics, Inc. (SGI) had filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The suit alleged that the sale and use of the Company's RIVA family of 3D graphics processors infringes a United States patent held by SGI. The parties to this case reached an agreement to settle the case in July 1999. The Company entered into agreements with SGI to create a broad strategic alliance to collaborate on future graphics technologies. As part of the Strategic Relationship Agreement, SGI has dismissed its patent infringement suit against the Company and the Company has licensed SGI's enabling 3D graphics patent portfolio. Additionally, SGI will incorporate the Company's graphics technology into new desktop graphics systems and transfer approximately 25 engineering personnel to the Company during the second half of fiscal 2000. In connection with the Patent License Agreement, the Company will pay SGI a total of $3.0 million in nine quarterly installments with the final payment due in May 2001.

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on January 21, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-47495). The managing underwriters of the public offering were Morgan Stanley & Co., Hambrecht & Quist and Prudential Securities (the Underwriters). In the offering, we sold an aggregate of 3.5 million shares of our common stock for an initial price of $12.00 per share. On February 2, 1999, we sold an additional 525,000 shares of our common stock at a price of $12.00 per share pursuant to the exercise of the Underwriters' over-allotment option. The aggregate proceeds from the offering were $48.3 million. We paid expenses of approximately $5.0 million, of which approximately $3.4 million represented underwriting discounts and commissions and approximately $1.6 million represented expenses related to the offering. Net proceeds from the offering were $43.3 million. Of the net proceeds, as of August 1, 1999, $5.0 million had been used to repay in full amounts outstanding under a bank line of credit. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of August 1, 1999, the remainder of the net proceeds were invested in money market funds.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 17, 1999, the following proposals were adopted by the margin indicated:

   (a) To elect two directors, Harvey C. Jones, Jr. and William J. Miller to hold office until the 2002 Annual Meeting of Stockholders.


         Nominee                                     For                        Withheld
         -------                                     ---                        --------
         Harvey C. Jones, Jr.                        23,213,349                 3,219
         William J. Miller                           23,213,586                 2,892

         Directors continuing in office until the 2000 Annual Meeting:

         Tench Coxe
         Mark A. Stevens

         Directors continuing in office until the 2001 Annual Meeting:

         James C. Gaither
         Jen-Hsun Huang
         A. Brooke Seawell

   (b) To approve the amendment of the Company's 1998 Employee Stock Purchase Plan to provide for annual increases to the number of shares of common stock reserved for issuance thereunder.

        Shares voting:
        For                    21,260,044
        Against                   427,375
        Abstain                    18,864
        Broker non-vote         1,510,195

   (c) To ratify the selection of KPMG LLP as independent accountants of the Company for its fiscal year ended January 30, 2000.

        Shares voting:
        For                    22,696,907
        Against                     1,094
        Abstain                    10,281
        Broker non-vote           508,196


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        The following exhibits are filed herewith:

        Exhibit
        Number                                           Description of Document
        -------                                          -----------------------
        10.15      Amendment to Loan and Security Agreement, dated July 30, 1999, between the Company and Imperial Bank
        27.1       Financial Data Schedule

   (b)  Reports on Form 8-K

   No Reports on Form 8-K were filed by the registrant during the three months ended August 1, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 1999.


                               NVIDIA Corporation


                               By: /s/ Christine B. Hoberg
                                   ------------------------------------
                                            Christine B. Hoberg
                                          Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


        Exhibit
        Number                                           Description of Document
        -------                                          -----------------------
        10.15      Amendment to Loan and Security Agreement, dated July 30, 1999, between the Company and Imperial Bank
        27.1       Financial Data Schedule