Form 10-Q
period 1999-10-31
NVIDIA CORP/CA
filed 1999-12-10
CIK 1045810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

   For the quarterly period ended October 31, 1999

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of November 28, 1999 was 30,717,396 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
 Item 1. Condensed Financial Statements (unaudited)
         Condensed Balance Sheets as of October 31, 1999 and January 31,
         1999............................................................     3
         Condensed Statements of Operations for the three months and nine
         months ended October 31, 1999 and October 25, 1998..............     4
         Condensed Statements of Cash Flows for the nine months ended
         October 31, 1999 and October 25, 1998...........................     5
         Notes to Condensed Financial Statements.........................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     9
 Item 3. Quantitative and Qualitative Disclosures About Market Risk......    15
                            PART II: OTHER INFORMATION
 Item 2. Change in Securities and Use of Proceeds........................    21
 Item 6. Exhibits and Reports on Form 8-K................................    21
 Signature................................................................   22

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

                               NVIDIA CORPORATION

                            CONDENSED BALANCE SHEETS

                                                        October 31, January 31,
                                                           1999        1999
                                                        ----------- -----------
                                                            (In thousands)
                                                              (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................  $ 55,200    $ 50,257
  Accounts receivable, less allowances of $4,995 at
   October 31, 1999 and
   $2,627 at January 31, 1999..........................    56,419      20,633
  Inventory............................................    11,734      28,623
  Prepaid expenses and other current assets............     4,209       1,599
                                                         --------    --------
    Total current assets...............................   127,562     101,112
Property and equipment, net............................    26,624      11,650
Deposits and other assets..............................     3,367         570
                                                         --------    --------
                                                         $157,553    $113,332
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.....................................  $ 43,027    $ 35,730
  Line of credit.......................................       --        5,000
  Accrued liabilities..................................     7,191       5,012
  Current portion of capital lease obligations.........     2,016       1,386
                                                         --------    --------
    Total current liabilities..........................    52,234      47,128
Capital lease obligations, less current portion........     1,169       1,995
Long-term payable......................................     5,750         --
Stockholders' equity:
  Common stock.........................................        30          29
  Additional paid-in capital...........................    84,473      74,372
  Deferred compensation................................      (202)       (780)
  Retained earnings (accumulated deficit)..............    14,099      (9,412)
                                                         --------    --------
    Total stockholders' equity.........................    98,400      64,209
                                                         ========    ========
                                                         $157,553    $113,332
                                                         ========    ========

           See accompanying notes to condensed financial statements.

                               NVIDIA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                  Three Months Ended       Nine Months Ended
                                ----------------------- -----------------------
                                October 31, October 25, October 31, October 25,
                                   1999        1998        1999        1998
                                ----------- ----------- ----------- -----------
                                   (In thousands, except per share amounts)
                                                  (Unaudited)
Revenue:
  Product.....................    $97,015     $51,150    $246,050     $86,755
  Royalty.....................        --        1,153         --        5,945
                                  -------     -------    --------     -------
    Total revenue.............     97,015      52,303     246,050      92,700
                                  -------     -------    --------     -------
Cost of revenue...............     60,195      33,566     155,766      67,400
                                  -------     -------    --------     -------
Gross profit..................     36,820      18,737      90,284      25,300
                                  -------     -------    --------     -------
Operating expenses:
  Research and development....     12,420       6,290      32,018      16,656
  Sales, general and
   administrative.............      9,293       4,697      24,693      12,544
                                  -------     -------    --------     -------
    Total operating expenses..     21,713      10,987      56,711      29,200
                                  -------     -------    --------     -------
Operating income (loss).......     15,107       7,750      33,573      (3,900)
Interest and other income,
 net..........................        430          11       1,141          60
                                  -------     -------    --------     -------
Income (loss) before income
 tax expense (benefit)........     15,537       7,761      34,714      (3,840)
Income tax expense (benefit)..      4,973         620      11,203        (308)
                                  -------     -------    --------     -------
Net income (loss).............    $10,564     $ 7,141    $ 23,511     $(3,532)
                                  -------     -------    --------     -------
Basic net income (loss) per
 share........................    $  0.35     $  0.50    $   0.80     $ (0.25)
                                  -------     -------    --------     -------
Diluted net income (loss) per
 share........................    $  0.29     $  0.26    $   0.66     $ (0.25)
                                  -------     -------    --------     -------
Shares used in basic per share
 computation..................     30,015      14,165      29,545      14,152
                                  =======     =======    ========     =======
Shares used in diluted per
 share computation............     35,931      27,774      35,613      14,152
                                  =======     =======    ========     =======


           See accompanying notes to condensed financial statements.

                               NVIDIA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                        -----------------------
                                                        October 31, October 25,
                                                           1999        1998
                                                        ----------- -----------
                                                            (In thousands)
                                                              (Unaudited)
Cash flows from operating activities:
 Net income (loss).....................................  $ 23,511    $ (3,532)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation.........................................     6,143       2,796
  Amortization of deferred compensation................       578       2,191
  Stock options granted in exchange of services........         9         --
  Tax benefit from employee stock plans................     1,857         --
  Changes in operating assets and liabilities:
   Accounts receivable.................................   (43,238)    (20,519)
   Inventory...........................................    16,889     (16,672)
   Prepaid expenses and other current assets...........    (2,610)       (569)
   Deposit and other current assets....................    (2,797)       (387)
   Accounts payable....................................     7,297      31,058
   Accrued liabilities.................................     2,179        (303)
   Long-term payable...................................       750         --
                                                         --------    --------
Net cash provided by (used in) operating activities....    10,568      (5,937)
                                                         --------    --------
Cash flows used in investing activities--purchases of
 property and equipment................................    (9,949)     (4,305)
                                                         --------    --------
Cash flows from financing activities:
 Borrowings (payments) under line of credit............    (5,000)      5,000
 Issuance of mandatorily convertible notes.............       --       11,000
 Common stock issued under stock plans.................     4,949          25
 Sale of common stock under public offering, net of
  issuance costs.......................................     5,740         --
 Payments under capital leases.........................    (1,365)     (1,306)
                                                         --------    --------
Net cash provided by financing activities..............     4,324      14,719
                                                         --------    --------
Change in cash and cash equivalents....................     4,943       4,477
Cash and cash equivalents at beginning of period.......    50,257       7,984
                                                         --------    --------
Cash and cash equivalents at end of period.............  $ 55,200    $ 12,461
                                                         ========    ========
Cash paid for interest.................................  $    186    $    390
                                                         ========    ========
Cash paid for taxes....................................  $ 12,665    $    --
                                                         ========    ========
Noncash financing and investing activities:
 Assets recorded under capital lease...................  $  1,168    $  2,197
                                                         ========    ========
 Receipt of common stock in settlement of accounts
  receivable...........................................  $ (7,452)   $    --
                                                         ========    ========
 Issuance of common stock in connection with long-term
  software license.....................................  $  5,000    $    --
                                                         ========    ========
 Liabilities assumed in connection with long-term
  software license.....................................  $  5,000    $    --
                                                         ========    ========

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

                                  Three Months Ended       Nine Months Ended
                                ----------------------- -----------------------
                                October 31, October 25, October 31, October 25,
                                   1999        1998        1999        1998
                                ----------- ----------- ----------- -----------
Denominator:
  Denominator for basic net
   income (loss) per share--
   weighted-average shares.....   30,015      14,165      29,545      14,152
  Effect of dilutive
   securities:
    Stock options outstanding..    5,683       2,603       5,812         --
    Warrants...................      --          108          94         --
    Mandatorily convertible
     notes.....................      --        1,571         --          --
    Convertible preferred
     stock.....................      --        9,327         --          --
    Common stock issuable in
     connection with long-term
     software license..........      233         --          162         --
                                  ------      ------      ------      ------
  Denominator for diluted net
   income (loss) per share.....   35,931      27,774      35,613      14,152
                                  ------      ------      ------      ------

   As of October 25, 1998, there were 9,327,087 shares of convertible preferred stock, options to purchase 7,455,458 shares of common stock, warrants to purchase 158,806 shares of common stock and $11,000,000 convertible notes with a conversion price of $7.00 per share outstanding. The effect of these common equivalent shares would have been anti-dilutive for the nine-month period ended October 25, 1998, and, as a result, such effect has been excluded from the computation of diluted net loss per share.

3. Comprehensive income

   The Company had no other components of comprehensive income other than the reported amounts of net income (loss).

                               NVIDIA CORPORATION

                                  (Unaudited)
                                 (In thousands)

4. Inventory

                                                         October 31, January 31,
                                                            1999        1999
                                                         ----------- -----------
   Work in-process......................................   $ 8,726     $15,385
   Finished goods.......................................     3,008      13,238
                                                           -------     -------
     Total inventory....................................   $11,734     $28,623
                                                           =======     =======

   At October 31, 1999, the Company had noncancelable inventory purchase commitments totaling $104.3 million.

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

7. Stock Repurchase Agreement

   In June 1999, the Company repurchased 428,572 shares of the Company's common stock from a major customer in settlement for a portion of then outstanding accounts receivable, in the amount of $7.5 million.

8. Segment information

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

                                   Three Months Ended       Nine Months Ended
                                 ----------------------- -----------------------
                                 October 31, October 25, October 31, October 25,
                                    1999        1998        1999        1998
                                 ----------- ----------- ----------- -----------
   United States................   $23,451     $38,136    $ 86,821     $78,495
   Asia Pacific.................    50,264      12,181     123,170      12,219
   Europe.......................    23,300       1,986      36,059       1,986
                                   -------     -------    --------     -------
     Total revenue..............   $97,015     $52,303    $246,050     $92,700
                                   =======     =======    ========     =======

                               NVIDIA CORPORATION

                                  (Unaudited)
                                 (In thousands)

   Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

                                   Three Months Ended       Nine Months Ended
                                 ----------------------- -----------------------
                                 October 31, October 25, October 31, October 25,
                                    1999        1998        1999        1998
                                 ----------- ----------- ----------- -----------
      Sales
        Customer A..............       1%         30%          5%         40%
        Customer B..............      15%         31%         21%         28%
        Customer C..............      10%         21%         15%         12%
        Customer D..............     --           16%          3%          9%
        Customer E..............      16%        --           16%        --
        Customer F..............      12%        --           10%        --
        Customer G..............      11%        --            6%        --

                                                                  As of
                                                         October 31, January 31,
                                                            1999        1999
                                                         ----------- -----------
      Accounts receivable
        Customer A......................................       1%         19%
        Customer B......................................      12%         28%
        Customer C......................................      14%         18%
        Customer D......................................     --           14%
        Customer E......................................      14%          4%
        Customer F......................................      10%        --
        Customer G......................................      13%        --

9. Strategic Relationship and Patent License Agreements

   On July 17, 1999, the Company entered into agreements with Silicon Graphics, Inc. (SGI) to create a broad strategic alliance to collaborate on future graphics technologies. As part of the Strategic Relationship Agreement, SGI has dismissed its patent infringement suit against the Company and the Company has licensed SGI's enabling 3D graphics patent portfolio. Additionally, SGI will incorporate the Company's graphics technology into new desktop graphics systems. During this quarter, 17 engineering personnel transferred from SGI to the Company. In connection with the Patent License Agreement, the Company will pay SGI a total of $3.0 million in nine quarterly installments with the final payment due in May 2001.

10. Line of Credit Agreement

   In July 1999, the Company entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving credit facility with a borrowing base equal to 80% of eligible accounts. Borrowings under the line of credit bear interest at prime rate and are due in July 2000. Covenants governing the credit facility require the maintenance of certain financial ratios. As of October 31, 1999, the Company had no outstanding borrowings against the line of credit.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for 3D graphics processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The business risks on pages 15 through 20, among other things, should be considered in evaluating our prospects and future financial performance.

Overview

   We design, develop and market 3D graphics processors that provide high performance interactive 3D graphics to the mainstream PC market. In the first quarter of fiscal 2000, we began commercial shipment of the RIVA TNT2 family of graphics processors. During the third quarter, we launched the NVIDIA GeForce 256(TM) and NVIDIA Quadro(TM) the industry's first graphics processor units
(GPUs), and the first products to incorporate transform and lighting into a single chip. The GeForce 256 and Quadro GPUs are graphics processors capable of building a new generation of e-commerce, e-business, education and entertainment applications. We expect that substantially all of our revenue for the foreseeable future will be derived from the sale of our 3D graphics processors in the mainstream PC market. We recognize product sales revenue upon shipment, net of appropriate allowances. Our policy on sales to distributors is to defer recognition of sales and related gross profit until the distributors resell the product. Royalty revenue is generally recognized upon shipment of product to the licensee's customers. Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Since we have no other product line, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the mainstream PC market.

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board manufacturers, primarily Creative Technology Ltd., Diamond Multimedia Systems, Inc., STB Systems, Inc. and ASUSTeK Computer Inc., and motherboard manufacturers such as Intel Corporation. These manufacturers incorporate our processors in the boards they sell to PC original equipment manufacturers ("OEMs"), retail outlets and systems integrators. The average selling prices ("ASPs") for our products, as well as our customers' products, vary by distribution channel. Sales to Edom Technology Co., Ltd. accounted for 16%, sales to Diamond accounted for 15%, sales to ASUSTeK accounted for 12%, sales to Guillemot Corporation accounted for 11% and sales to Creative accounted for 10% of our total revenue for the third quarter ended October 31, 1999. For the first nine months of fiscal 2000, sales to Diamond accounted for 21%, sales to Edom accounted for 16%, sales to Creative accounted for 15% and sales to ASUSTeK accounted for 10% of total revenue. Sales to STB accounted for 30%, sales to Diamond accounted for 31%, sales to Creative accounted for 21% and sales to Intel accounted for 16% of our total revenue for the third quarter ended October 25, 1998. For the first nine months of fiscal 1999, sales to STB accounted for 40%, sales to Diamond accounted for 28% and sales to Creative accounted for 12% of total revenue. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future. In October 1999, S3 Incorporated, a supplier of graphics processors and a competitor, completed the acquisition of Diamond. Our sales to Diamond declined significantly to 15% in the third quarter from 24% of total revenue in the second quarter of fiscal 2000 following the consummation of the acquisition. 3Dfx Interactive, Inc., a 3D graphics company and a competitor, completed the acquisition of STB in May 1999. Our sales to STB in the third quarter declined to 1% from 13% of total revenue in the first quarter and STB is no longer one of our significant customers.

Currently, the loss of business from Diamond and STB did not have a material impact on our revenues and profitability due to our ability to expand product sales to other customers.

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles in the high end will remain short and ASPs will continue to decline. In particular, ASPs and gross margins are expected to decline as each product matures. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year for the high end, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels in order to be included in new system configurations, or we must timely introduce new products with such performance characteristics at costs and in sufficient volumes to maintain overall average selling prices and gross margins. Failure to achieve necessary costs and volume shipments with respect to future products or product enhancements could result in rapidly declining ASPs, reduced margins, reduced demand for products or loss of market share.

   We currently utilize Taiwan Semiconductor Manufacturing Company ("TSMC") and WaferTech, LLC (a joint venture of TSMC) to produce semiconductor wafers, and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. A manufacturing disruption experienced by these manufacturers would impact the production of our products, which could harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products. We have recently introduced the GeForce 256 family of graphics processors and we may experience problems or other delays while in production of these products.

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

Results of Operations

 Three Months and Nine Months Ended October 31, 1999 and October 25, 1998

 Revenue

   Product Revenue. Product revenue increased 90% to $97.0 million in the third quarter ended October 31, 1999 from $51.2 million in the third quarter ended October 25, 1998. Revenue of $246.1 million for the first nine months of fiscal 2000 grew 184% over the first nine months of fiscal 1999. The increase was primarily the result of increased sales of our RIVA TNT2 graphics processors and the strong demand for the new GeForce 256(TM) GPU products at higher unit ASPs. Revenue from sales outside of the U.S. represented 76% and 65% of total revenue in the third quarter and the first nine months of fiscal 2000, respectively. Our international revenue increased 419% to $73.6 million in the third quarter of fiscal 2000 from $14.2 million in the comparable quarter a year ago. This increase in revenue from sales outside of the U.S. is primarily attributable to (i) the geographic limitation of the worldwide license agreement with ST Microelectronics, Inc. with respect to sales of the RIVA 128 and RIVA 128ZX graphics processors, which agreement did not restrict the sales of the RIVA TNT and RIVA TNT2 families of processors in fiscal 2000, and (ii) increased demand for our products in the Asia Pacific and European regions. We believe that the substantial growth in product revenue achieved in this period is not necessarily indicative of future results. In addition, we expect that the ASPs of our products will decline over the lives of the products. The declines in ASPs of 3D graphics processors generally may also accelerate as the market develops and competition increases.

   Royalty Revenue. ST has a worldwide license to sell the RIVA 128 and RIVA 128ZX graphics processors. Royalty revenue from sales by ST of the RIVA 128 graphics processor and a derivative of the RIVA 128ZX graphics processor decreased to zero in the third quarter and first nine months of fiscal 2000 due primarily to reduced sales of such products and disputes with ST regarding payment. Royalty revenue totaled $1.2 million, or 2% of our total revenue, in the third quarter ended October 25, 1998 and $5.9 million for the first nine months of fiscal 1999. We do not expect to record or receive royalty revenue from ST in the future.

Gross Profit

   Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin in any period varies depending on the mix of types of graphics processors sold. Gross profit increased to $36.8 million in the third quarter of fiscal 2000 from $18.7 million in the third quarter of fiscal 1999. Excluding royalty revenue, gross profit margin on product revenue increased to 38% in the third quarter of fiscal 2000 from 34% in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, gross profit grew to $90.3 million from $25.3 million in the comparable period of the prior year. Year-to-date gross profit margin on product revenue was 37% in fiscal 2000 compared to 22% in fiscal 1999. The increase in gross profit margin relates primarily to significant increases in unit shipments and the favorable impact of the higher margin RIVA TNT2 graphics processors, partially offset by declining profit margins in our older product families. In the third quarter of fiscal 2000, a portion of our new GeForce 256(TM) GPU sold was bundled with Double Data Rate (DDR) memories, and the inclusion of the DDR memories has tended to increase absolute margin dollars but to lower the gross margin percentage. We expect to continue bundling DDR memories with some of our high-performance products for the foreseeable future, which may negatively impact our gross margin percentage. Although we achieved substantial growth in gross profit and gross profit margin in this period, we do not expect to sustain these rates of growth in future periods.

Operating Expenses

   Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. As a percentage of total revenue, research and development expenses increased to 13% in the third quarter of fiscal 2000 from 12% in the third quarter of fiscal 1999, and increased in absolute dollars to $12.4 million from $6.3 million. Year-to-date research and development expenses in fiscal 2000 increased to $32.0 million from $16.7 million in fiscal 1999. As a percentage of total revenue, year-to-date research and development expenses in fiscal 2000 decreased to 13% compared to 18% in the same period in fiscal 1999. The increase in absolute dollars was primarily due to additional personnel and related engineering costs to support our next generations products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. As part of the strategic relationship agreement, 17 engineering personnel transferred from SGI during this quarter. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the fourth quarter of fiscal 2000. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and our level of revenue fluctuates.

   As part of a strategic collaboration agreement with ST, we received contract funding in support of research and development and marketing efforts for the RIVA 128 and RIVA 128ZX graphics processors. Accordingly, we recorded approximately $625,000 and $1.9 million in the third quarter and first nine months of fiscal 1999, respectively, as a reduction primarily to research and development. We were obligated to provide continued development and support to ST through the end of calendar 1998. We currently do not have any plans to enter into contractual development arrangements and do not expect to receive contract funding in the future.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and administrative personnel, promotional and advertising expenses, travel and entertainment expenses and legal expenses. Sales, general and administrative expenses as a percentage of total revenue increased to 10% in the third quarter of fiscal 2000 from 9% in the third quarter of fiscal 1999 and increased in absolute dollars to $9.3 million from $4.7 million. For the first nine months of fiscal 2000, sales, general and administrative expenses increased to $24.7 million compared to $12.5 million in the same period in fiscal 1999. The increase in absolute dollars was primarily the result of additional personnel and commissions and bonuses on sales of the RIVA TNT2 and GeForce 256 graphics processors as well as legal expenses associated with patent litigation. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we expand our operations, but we do not expect significant changes in these expenses as a percentage of revenue in future periods.

Interest and Other Income, Net

   Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations. Net interest income increased to $430,000 in the third quarter of fiscal 2000 from $11,000 in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, net interest income increased to $1.1 million from $60,000 in the comparable period of fiscal 1999. The increase in net interest income was primarily due to higher average cash balances as a result of cash proceeds received from the initial public offering of our common stock in January 1999.

Income Taxes

   We had an effective tax rate of 32% in the third quarter and first nine months of fiscal 2000. For the first nine months of fiscal 1999, we recorded an aggregate benefit of $308,000 for income taxes. We anticipate our tax rates for the remainder of fiscal 2000 will remain relatively constant, depending on the availability and realizability of deferred tax assets. Realization of the deferred tax assets will depend on future taxable income.

Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $126,000 in the third quarter of fiscal 2000 compared to $526,000 in the third quarter of fiscal 1999. Year-to-date amortization decreased to $578,000 in fiscal 2000 from $2.2 million in fiscal 1999. We anticipate total amortization of approximately $650,000 in fiscal 2000.

Liquidity and Capital Resources

   As of October 31, 1999, we had $55.2 million in cash and cash equivalents, an increase of $4.9 million over the same balance at the end of fiscal 1999. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $104.3 million of noncancelable inventory purchase commitments outstanding at October 31, 1999.

   In July 1999, we entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving credit facility with a borrowing base equal to 80% of eligible accounts. Borrowings under the line of credit bear interest at prime rate and are due in July 2000. Covenants governing the credit facility require the maintenance of certain financial ratios. As of October 31, 1999, we had no outstanding borrowings against the line of credit.

   Operating activities generated cash of $10.6 million and used cash of $5.9 million during the first nine months of fiscal 2000 and 1999, respectively. For the first nine months of fiscal 2000, the most significant source of cash was $23.5 million of net income, offset by changes in operating assets and liabilities. Our accounts receivable are highly concentrated. Five customers accounted for approximately 64% of the accounts receivable for the first nine months of fiscal 2000. Although we have not experienced any significant bad debt write-offs to date, we may be required to write off bad debt in the future, which could harm our business. In June 1999, we repurchased 428,572 shares of our common stock from a major customer in settlement for a portion of then outstanding accounts receivable in the amount of $7.5 million.

   To date, our investing activities have consisted primarily of purchases of property and equipment. Our capital expenditures, including capital leases, were $21.1 million during the first nine months of fiscal 2000 and $6.5 million during the first nine months of fiscal 1999. The increase was primarily attributable to a $10.0 million obligation pursuant to a long-term licensing agreement with a supplier. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend an additional $5.0 million for capital expenditures in the next three months, primarily for software licenses, emulation equipment and the purchase of computer and engineering workstations.

   Financing activities provided cash of $4.3 million in the nine months ended October 31, 1999, compared to $14.7 million in the nine months ended October 25, 1998. In February 1999, we received $5.7 million from the underwriters' exercise of their option to purchase an additional 525,000 shares of common stock at a price of $12 per share. Additionally, we received proceeds of $4.9 million from the issuance of common stock under employee stock option and purchase plans. We used $5.0 million to repay in full amounts outstanding under a bank line of credit. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures and working capital.

   We believe that our existing cash balances, anticipated cash flows from operations and capital lease financing will be sufficient to meet our operating and capital requirements for at least the next 12 months, although we could elect to raise additional funds during that period. We expect that we may need to raise additional equity or debt financing in the future. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases and/or research and development expenditures, which could harm our business.

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

   We have conducted and completed an audit of our critical internal financial, informational and operational systems and our electronic design tools to identify and evaluate those areas of our business that may be affected by the Year 2000 issue. We have completed a detailed plan to implement and test any necessary modifications to these key areas to ensure that they are Year 2000 compliant. Our plan includes the following components:

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

   To date, we have not incurred material incremental costs associated with our efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. We believe that total costs associated with our Year 2000 compliance efforts will not exceed $500,000.

   In addition to the risks associated with our own systems, we have relationships with, and are to varying degrees dependent upon, a large number of third parties that provide information, goods and services to us and manufacture our graphics processors. Our business could suffer if key suppliers experience Year 2000 issues that cause them to delay manufacturing or shipment of finished product to us. In addition, our results of operations could suffer if any of our key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our product. We have completed formal communications to ascertain the Year 2000 compliance of key suppliers and determined the extent to which we may be vulnerable to those third parties' failure to remedy their own Year 2000 issues.

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

   We or one or more third parties may encounter unforeseen problems with respect to any of our systems, which could harm our business. We are currently evaluating possible actions, including accumulating excess inventory of our finished products, to be taken in the event that our assessment of the Year 2000 issue is not successfully completed on a timely basis.

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

  . the loss of a key customer;

  . introductions of enabling technologies to keep pace with faster generations of processors and controllers;

  . shortages of memories due to increased demand in the industry;

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

   We have a limited operating history and a history of losses. We have a limited operating history and it is difficult to predict our future operating results. Our recent revenue growth may not be sustainable and should not be considered indicative of future revenue growth, if any. We generated net income in the last five consecutive quarters ended October 31, 1999, and in the three months ended December 31, 1997. However, we incurred losses in the first half of fiscal 1999, in the first three quarters of fiscal 1997 and in each quarter of our prior fiscal years. We may not be profitable on a quarterly or annual basis in the future.

   We need to develop new products and manage product transitions in order to succeed. Our business will depend to a significant extent on our ability to successfully develop new products for the 3D graphics market. Our add-in board manufacturers and major OEM customers typically introduce new high end system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. This requires that we do the following:

  . anticipate the features and functionality that consumers will demand;

  . incorporate those features and functionality into products that meet the exacting design requirements of PC OEMs and add-in board manufacturers or contract electronics manufacturers (CEMs);

  . price our products competitively; and

  . introduce the products to the market within the limited window for PC OEM and add-in board manufacturer or CEM design cycles.

   As a result, we believe significant expenditures for research and development will continue to be required in the future.

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

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles in the high end will remain short and ASPs will continue to decline. In particular, we expect ASPs and gross margins for our 3D graphics processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall ASPs and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for our products increases, there is an increasing risk that we will experience problems with the performance of our products and that there will be delays in the development, introduction or volume shipment of our products. We recently introduced the RIVA TNT2 and GeForce 256 families of graphics processors. While we have not experienced yield problems to date, we may experience problems or other delays while in production of these products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining ASPs, reduced margins, reduced demand for our products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, either of which would harm our business.

   In the design and development of new products and product enhancements, we rely on third-party software development tools. While we currently are not dependent on any one vendor for the supply of these tools, some or all of these tools may not be readily available in the future. For example, we have experienced delays in the introduction of products in the past as a result of the inability of then-available software development tools to fully simulate or emulate the complex features and functionality of our products. The design requirements necessary to meet consumer demands for more features and greater functionality from 3D graphics products in the future may exceed the capabilities of the software development tools available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, our business could suffer.

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

   We are dependent on the desktop PC market, which may not continue to grow. In the first nine months of fiscal 2000, we derived all our revenue from the sale of products for use in PCs. We expect to continue to derive substantially all of our revenue from the sale or license of products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of ASPs over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

   We are dependent on a small number of customers and we are subject to order and shipment uncertainties. We have only a limited number of customers and our sales are highly concentrated. We primarily sell our products to CEMs, add-in board and motherboard manufacturers, which incorporate graphics products in the boards they sell to PC OEMs. Sales to add-in board and motherboard manufacturers are primarily dependent on achieving design wins with leading PC OEMs. We believe that a considerable portion of our revenue in the most recent quarter was attributable to products that ultimately were incorporated into PCs sold by Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., Hewlett-Packard, Intel, International Business Machines Corporation and Micron Technology, Inc. The number of add-in board and motherboard manufacturers and leading PC OEMs is limited. We expect that a small number of add-in board and motherboard manufacturers directly, and a small number of PC OEMs indirectly, will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, our business could be harmed by the loss of business from the OEM or add-in board and motherboard manufacturers. In addition, revenue from add-in board and motherboard manufacturers or PC OEMs that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period.

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

   During this quarter, the effects of the earthquake in Taiwan contributed to a temporary shortage of graphics processors. Any substantial disruption in our suppliers' operations, either as a result of a natural disaster, equipment failure or other cause, could have a material adverse effect on our business.

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

   Low manufacturing yields would harm our business. Semiconductor manufacturing yields are a function both of product design, which is developed largely by us, and process technology, which is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the manufacturer and us. The risk of low yields is compounded by the offshore location of most of our manufacturers, increasing the effort and time required identifying, communicating and resolving manufacturing yield problems. Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships as well as revenue and gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could harm our business.

   We face many other risks. Also inherent in our business are additional risks, which include but are not limited to the following:

  . our ability to manage growth;

  . our dependence on key personnel;

  . the risk of product returns, product defects or product incompatibilities;

  . our inability to transition to new manufacturing process technologies;

  . the risks associated with international operations, which accounted for a significant portion of our revenue in the first nine months of fiscal 2000;

  . the cyclical nature of the semiconductor industry; and

  . our ability to adequately protect our intellectual property rights.

                          PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on January 21, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-47495). The managing underwriters of the public offering were Morgan Stanley & Co., Hambrecht & Quist and Prudential Securities (the Underwriters). In the offering, we sold an aggregate of 3.5 million shares of our common stock for an initial price of $12.00 per share. On February 2, 1999, we sold an additional 525,000 shares of our common stock at a price of $12.00 per share pursuant to the exercise of the Underwriters' over-allotment option. The aggregate proceeds from the offering were $48.3 million. We paid expenses of approximately $5.0 million, of which approximately $3.4 million represented underwriting discounts and commissions and approximately $1.6 million represented expenses related to the offering. Net proceeds from the offering were $43.3 million. Of the net proceeds, as of October 31, 1999, $5.0 million had been used to repay in full amounts outstanding under a bank line of credit. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of October 31, 1999, the remainder of the net proceeds was invested in money market funds.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

   The following exhibits are filed herewith:

     Exhibit
     Number  Description of Document
     ------- -----------------------
     27.1    Financial Data Schedule

 (b) Reports on Form 8-K

   No Reports on Form 8-K were filed by the registrant during the three months ended October 31, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 1999.

                                          NVIDIA Corporation

                                                 /s/ Christine B. Hoberg
                                          By: _________________________________
                                                    Christine B. Hoberg
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit
     Number  Description of Document
     ------- -----------------------
     27.1    Financial Data Schedule