Form 10-K405
period 2000-01-30
NVIDIA CORP/CA
filed 2000-03-13
CIK 1045810

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

  For the fiscal year ended January 30, 2000

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

                    Common stock, $.001 par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 2000 was approximately $1,313,942,904. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of February 14, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

   The number of shares of common stock outstanding as of February 14, 2000 was 31,194,581.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference portions of its Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed by May 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................     6
 Item 3.  Legal Proceedings.............................................     7
 Item 4.  Submission of Matters to a Vote of Security Holders...........     7

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters......................................................     8
 Item 6.  Selected Financial Data.......................................     9
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    10
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk....    15
 Item 8.  Financial Statements and Supplementary Data...................    24
 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................    24

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant............    25
 Item 11. Executive Compensation........................................    26
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    26
 Item 13. Certain Relationships and Related Transactions................    26

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-
           K............................................................    27
 Signatures..............................................................   48

FORWARD-LOOKING STATEMENTS

   This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for 3D graphics processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. Discussions containing these forward-looking statements may be found in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The "Certain Business Risks" section, among other things, should be considered in evaluating our prospects and future financial performance.

                                    PART I

ITEM 1. BUSINESS

Overview

   We design, develop and market a "top-to-bottom" family of award-winning 3D graphics processors, graphics processing units ("GPUs") and related software that set the standard for performance, quality and features for every type of desktop personal computer ("PC") user, from professional workstations to low-cost PCs. Our 3D graphics processors are used in a wide variety of applications, including games, the Internet and industrial design. Our graphics processors were the first to incorporate a 128-bit multi-texturing graphics architecture designed to deliver to users of our products a highly immersive, interactive 3D experience with compelling visual quality, realistic imagery and motion, stunning effects, and complex object and scene interaction at real-time frame rates. The NVIDIA TNT2, TNT2 M64 and Vanta graphics processors deliver high performance 3D and 2D graphics at an affordable price, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our graphics processors are designed to be architecturally compatible backward and forward, giving our OEM customers and end users a low cost of ownership. We are recognized for developing the world's first GPU, our latest generation graphics processor, which incorporates independent hardware transform and lighting processing units along with a complete rendering pipeline into a single-chip architecture. Our GPUs, the GeForce 256 and NVIDIA Quadro, process over 200 billion operations per second and increase the PC's ability to render high-definition 3D scenes in real-time. Our GPU family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft's Direct3D application programming interface ("API") and Silicon Graphics Inc.'s ("SGI") OpenGL API on Windows 98, Windows 2000 and Linux platforms alike. We also offer an integrated core logic/graphics chipset called Aladdin TNT2 through a partnership with Acer Laboratories Inc. ("ALi"), one of the leading suppliers of core logic chipsets for the PC. The Aladdin TNT2 chipset brings NVIDIA-class graphics performance and quality to the value PC segment.

   Interactive 3D graphics technology is emerging as one of the significant new computing developments since the introduction of the graphical user interface. 3D graphics is a powerful digital medium that enables the communication and visualization of the simplest information to the most complex, whether it is professional applications like CAD/CAM and digital content creation, commercial applications like financial analysis and business-to-business collaboration or simply surfing the internet or playing games. The visually engaging and interactive nature of 3D graphics responds to consumers' demands for a convincing simulation of reality beyond what is possible with traditional 2D graphics. The fundamental interactive capability of 3D graphics is expected to make it the visual portal to a digitally connected world.

   Interactive 3D graphics is required across various computing and entertainment platforms, such as workstations, consumer and commercial desktop PCs, Internet appliances, hand held devices and home gaming consoles. Continuing advancements in semiconductor manufacturing have made available more powerful and affordable microprocessors and 3D graphics processors, both of which are essential to deliver interactive 3D graphics to the PC market. Additionally, the industry has broadly adopted Microsoft's Direct 3D API and SGI's OpenGL API, which serve as a common and standard language between software applications and 3D graphics processors, allowing the development of numerous 3D games, which has, in turn, increased consumer demand.

   We believe that a PC's interactive 3D graphics capability represents one of the primary means by which users differentiate among various systems. PC users today can easily differentiate the quality of graphics and prefer personal computers that provide a superior visual experience. These factors have dramatically increased demand for 3D graphics processors. Mercury Research estimates that 3D graphics will be standard in every PC unit shipped by 2001. Mercury Research also estimates that 126.8 million 3D graphics processors were sold worldwide in 1999 and 275.8 million will be sold worldwide in 2004.

   We designed our GPUs and graphics processors to enable PC original equipment manufacturers ("OEMs") and add-in board manufacturers to build award-winning products by delivering state-of-the-art interactive 3D graphics capability to end users while maintaining affordable prices. We believe that a PC's interactive 3D graphics capability represents one of the primary means by which users differentiate among various systems. PC users today can easily differentiate the quality of graphics and prefer personal computers that provide a superior visual experience. We believe that by developing 3D graphics solutions that provide superior performance and address the key requirements of the PC market, we will accelerate the adoption of 3D graphics throughout this market. The benefits and performance of the NVIDIA family of 3D graphics processors have received significant industry validation and have enabled our customers to win over 400 industry awards, including PC Magazine's "Editor's Choice" award, Edge Magazine's "Hardware Innovation of the Year" and MicroDesign Research's "1999 Analyst's Choice for Best 3D Processor", all of which were for the GeForce processor. Our products currently are designed into products offered by virtually every leading branded PC OEM, such as the Acer Group ("Acer"), Compaq Computer Corporation ("Compaq"), Dell Computer Corporation ("Dell") , eMachines, Inc. ("eMachines"), Gateway, Inc. ("Gateway"), Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM"), Micron Technology, Inc. ("Micron"), Packard Bell NEC, Inc. ("Packard Bell NEC"), and Sony Corporation ("Sony") as well as leading contract electronics manufacturers ("CEMs") including Celestica Hong Kong Ltd. ("Celestica"), Intel Corporation ("Intel"), Mitac International Corporation ("Mitac"), Micro-Star International Co., Ltd. ("MSI"), SCI Systems, Inc. ("SCI") and VisionTek, Inc. ("VisionTek") and leading add-in board manufacturers, including ASUSTeK Computer Inc. ("ASUSTeK"), Canopus Corporation ("Canopus"), Creative Technology Ltd. ("Creative"), ELSA AG ("ELSA") and Guillemot Corporation ("Guillemot").

   Our objective is to ultimately be the leading supplier of performance graphics processors for PCs, laptops, Internet appliances, handhelds and any future computing device with a display. Our current focus is on the PC market and we plan to expand into other segments. Our strategy to achieve this objective includes the following key elements:

  . build award-winning, architecturally-compatible 3D graphics product families for the PC market;

  .  target leading OEMs;

  .  sustain technology and roadmap leadership in 3D graphics; and

  .  increase market share.

Current Products

   NVIDIA GeForce 256 GPU

   We began commercial shipment of the NVIDIA GeForce 256 GPU in August 1999. The NVIDIA GeForce 256 is designed for the PC enthusiast and performance markets, and is our fifth-generation graphics processor.

The world's first GPU, GeForce 256 was the first to incorporate hardware transform and lighting engines along with four-pixel per clock rendering pipelines in a single chip. Fabricated on a .22 micron process technology, the 23 million transistors GeForce 256 delivers a significant increase in geometry processing power and delivers superior performance for interactive content. The GeForce 256 supports up to 64 megabytes of single data rate ("SDR") or double data rate ("DDR") frame buffer memory. Increased memory results in a higher performance solution and the ability to run at very high color depths and resolution for outstanding quality. Other key performance features include support for a higher bandwidth connection between the processor and the graphics processor called accelerated graphics port ("AGP") 4X with fast write capability. This feature is now standardized on motherboard solutions from Intel and others.

   The GeForce 256 GPU also provides support for digital flat panel displays, DVD playback and HDTV support, the latest display technology for consumers and businesses. Additional support for extremely high resolution (and refresh rate) monitors is also included in the GeForce 256 GPU via a 350 MHz RAMDAC. The GeForce 256 achieves high performance through a high frequency, QuadEngine/QuadPipe architecture.

   NVIDIA Quadro Workstation GPU

   We began commercial shipment of the NVIDIA Quadro workstation GPU in September 1999. The NVIDIA Quadro is designed for the professional workstation, digital content creation and CAD/CAM markets. The Quadro GPU integrates our QuadEngine/QuadPipe architecture for optimized transform and lighting functions, critical for real-time visualization.

   The Quadro is capable of processing over 200 billion operations per second, delivering up to 17 million triangles per second and a peak texture fill rate of 540 million pixels per second. Critical for supporting traditional computer-aided design applications, the NVIDIA Quadro provides support for anti-aliased points and lines and two-sided lighting as well as native support for the OpenGL 3D API. The Quadro supports up to 128 megabytes of SDR or DDR frame buffer memory.

   NVIDIA TNT2 Graphics Processor

   We began commercial shipment of the NVIDIA TNT2 graphics processor in April 1999. The NVIDIA TNT2 is designed for the mainstream PC market. The TNT2 features our fourth-generation, 128-bit multi-texturing 3D architecture. The TNT2 extends the performance and function of the original RIVA TNT graphics processor for PC OEMs and graphics card manufacturers. Fabricated on a .22 micron process technology, the TNT2 graphics processor delivers the highest performance in its class through high frequency clock rates for the 3D processor and memory. The TNT2 supports 32 megabytes of frame buffer memory.

   NVIDIA TNT2 M64 and Vanta Graphics Processors

   NVIDIA TNT2 M64 and Vanta graphics processors are designed for the value and low-cost consumer and commercial desktop PC markets. Based on the award-winning NVIDIA TNT2 architecture, these processors offer low-cost, highly integrated choices for entry-level add-in card and motherboard solutions. The TNT2 M64 and Vanta are manufactured on a .22 micron process technology and offer good quality and performance at an affordable price. The TNT2 M64 and Vanta support up to 32 and 16 megabytes of frame buffer memory, respectively.

Future Products and Projects

   Aladdin TNT2 Integrated Chipset

   The Aladdin TNT2 is a joint development with ALi. It combines the award winning TNT2 core with ALi's M1631 North Bridge. This chipset comes with an ALi M1535D South Bridge and brings NVIDIA graphics performance and quality to the fast growing value PC segment. This chipset eliminates cost in system design without compromising graphics performance. ALi will be responsible for the sale of this product. To our knowledge, a commercial shipment date for this product has not yet been announced.

   Microsoft Product

   On March 5, 2000, we entered into an agreement with Microsoft Corporation ("Microsoft") in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. The agreement provides that in April 2000, Microsoft will pay us $200 million as an advance against graphics chip purchases and for licensing our technology. Microsoft may terminate the agreement at any time and if termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100 million of the prepayment and to convert the remainder into preferred stock of NVIDIA at a 30% premium to the 30-day average trading price of our common stock. The graphics chip contemplated by the agreement is highly complex and development and release of the Microsoft product and its commercial success are dependent upon a number of factors, many of which we cannot control. There can be no assurance that we will be successful in developing the graphics chip for use by Microsoft or that the product will be developed or released, or if released, will be commercially successful.

Sales and Marketing

   Our sales strategy is a key part of our objective to become the leading supplier of performance 3D graphics processors for PCs. Our sales team works closely with PC OEMs, add-in board manufacturers and industry trendsetters to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist PC OEMs and add-in board manufacturers in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving PC OEMs' and add-in board manufacturers' time-to-market, maintaining a high level of customer satisfaction among PC OEMs and add-in board manufacturers and fostering relationships that encourage customers to use the next generation of our products.

   In the 3D graphics market, the sales process involves influencing leading PC OEMs' and add-in board manufacturers' graphics processor purchasing decisions, achieving key design wins and supporting the product design into high volume production. These design wins in turn influence the retail and system integrator channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading CEMs and add-in board manufacturers that have relationships with a broad range of major PC OEMs and/or strong brand name recognition in the retail channel. Currently, we sell our entire family of graphics processors directly to CEMs and add-in board manufacturers, which then sell boards with our graphics processor to leading OEMs, to retail outlets and to a large number of system integrators.

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

Backlog

   Our sales are primarily made pursuant to standard purchase orders that are cancelable without significant penalties. The quantity actually purchased by the customer as well as shipment schedules are subject to revisions to reflect changes in the customer's requirements and manufacturing availability. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we do not believe that backlog as of any particular date is indicative of future results.

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

   Our graphics processors are fabricated by Taiwan Semiconductor Manufacturing Company ("TSMC") and WaferTech, LLC (a joint venture controlled by TSMC) and assembled and tested by Amkor Technology Inc. ("Amkor"), Siliconware Precision Industries Company Ltd. ("Siliconware"), ChipPAC Incorporated ("ChipPAC"), and Advanced Semiconductor Engineering, Inc. ("ASE"). We receive semiconductor products from our subcontractors, perform incoming quality assurance, and then ship them to CEMs, motherboard and add-in board manufacturer customers, from our Santa Clara location in the U.S. and a third-party warehouse in Singapore. These manufacturers assemble and test the boards based on our design kit and test specifications, then ship the products to the retail, system integrator or OEM markets as add-in board solutions. Our hardware and software development teams work closely with certification agencies, Microsoft Windows Hardware Quality Labs, and our OEM customers to ensure both our boards and software drivers are certified for inclusion in the OEMs' products.

Research and Development

   We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics performance and features will be essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of graphics processors using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, VLSI design engineering, process engineering, and architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

   A critical component of our product development effort is our partnerships with leaders in the CAD industry. We have invested significant resources to develop relationships with industry leaders, including Avant! Corporation, Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that by forming these relationships, and utilizing next-generation development tools to design, simulate and verify our products, we will be able to remain at the forefront of the 3D graphics market and to continue to develop products on a rapid basis that utilize leading-edge technology. We believe this approach assists us in meeting the new design schedules of PC manufacturers.

   We have substantially increased our engineering and technical resources as compared to prior years and have 214 full-time employees engaged in research and development as of January 30, 2000, compared to 117 employees as of January 31, 1999. Research and development expenses totaled $7.1 million in 1997, $25.1 million in the year ended January 31, 1999 and $47.4 million in the year ended January 30, 2000.

Competition

   The market for 3D graphics processors for PCs in which we compete is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices ("ASP"). We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of graphics processors and total system costs of add-in boards or motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than our 3D graphics processors or may provide better performance or additional features not provided by our products.

   Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

  . suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc., Matrox Electronics Systems Ltd. and S3, Incorporated ("S3");

  . suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems, and Via Technologies;

  . companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs Inc., SGI, Evans and Sutherland Computer Corporation and Intergraph Corporation; and

  . companies with strength in the video game market, such as 3Dfx Interactive, Inc. ("3Dfx") and VideoLogic Group plc.

Patents and Proprietary Rights

   We rely primarily on a combination of patent, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. We own 28 issued patents, have 4 United States patent applications allowed, have 25 United States patent applications pending and have 15 United States patent applications being drafted for filing. Our issued patents have expiration dates from April 14, 2015 to March 30, 2018. Our issued patents and pending patent applications relate to technology developed by us in connection with the development of our 3D graphics processors. We have no foreign patents or patent applications. We seek patents that have broad application in the semiconductor industry and that we believe will provide a competitive advantage. However, our pending patent applications or any future applications may not be approved, and any issued patents may not provide us with competitive advantages or may be challenged by third parties. We have licensed technology from third parties for incorporation in our graphics processors and expect to continue to enter into agreements like this for future products. These licenses may result in royalty payments to third parties, the cross-license of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer. We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with manufacturers and other partners, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Employees

   As of January 30, 2000 we had 392 employees, 214 of whom were engaged in engineering and 178 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees is covered by collective bargaining agreements, and we believe our relationship with our employees is good.

ITEM 2. PROPERTIES

   We lease approximately 117,000 square feet for our headquarters in Santa Clara, California, under leases expiring in 2002. We also lease a design center consisting of approximately 2,900 square feet in one building in Durham, North Carolina, pursuant to a lease that expires in March 2002. In addition, we lease sales and administrative offices in Texas, Washington, Arizona, Singapore and the United Kingdom to support our customers. We believe that, while we currently have sufficient facilities to conduct our operations for the next twelve months, we will continue to lease facilities throughout the world as our business requires. In February 2000, we signed a letter of intent to enter into an agreement with a developer to lease a larger facility for our headquarters in fiscal 2002. There is no assurance that adequate space would be available on favorable terms to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

   On April 9, 1998, we were notified that SGI had filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware. The suit alleged that the sale and use of our RIVA family of 3D graphics processors infringed a United States patent held by SGI. The suit sought unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. In July 1999, the matter settled during trial and it has been dismissed. As part of the settlement, we entered into agreements with SGI to create a broad strategic alliance to collaborate on future graphics technologies. As part of the agreements, SGI dismissed its patent infringement suit against us and we licensed SGI's 3D graphics patent portfolio. Additionally, SGI agreed to incorporate our graphics technology into new desktop graphics systems and transfer engineering personnel to us during the third quarter of fiscal 2000. We agreed to pay SGI a total of $3.0 million in nine quarterly installments with the final payment due in May 2001.

   On May 11, 1998, S3 filed a patent infringement suit against us in the United States District Court for the Northern District of California. The suit alleged that our sale of RIVA 128, 128ZX and TNT graphics processors infringed three United States patents owned by S3. The suit sought unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. S3 and NVIDIA agreed to settle this case on February 1, 2000, on the basis of mutual patent cross-licenses and on February 7, 2000, the District Court entered a final judgment in our favor, dismissing all of S3's claims.

   On September 21, 1998, 3Dfx filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California alleging infringement of a 3Dfx patent. On March 2, 1999, 3Dfx added a second patent to the suit and on May 24, 1999, 3Dfx added a third patent to the suit. The amended complaint alleges that our RIVA TNT, RIVA TNT2 and RIVA TNT2 Ultra products infringe the patents in suit and seeks unspecified compensatory and trebled damages and attorney's fees. Our current generation of products is not identified as infringing any of the patents in suit. We have filed an answer and counter-claims asserting that the patents in suit are invalid and not infringed. These assertions are supported by our investigations to date and an opinion from our patent counsel in this suit. We anticipate that the trial date will be set by the District Court after it rules on claims construction issues. We have and will continue to defend vigorously this suit. In the event of an adverse result in the 3Dfx suit, we might be required to do one or more of the following: (i) pay substantial damages (including treble damages); (ii) permanently cease the manufacture and sale of any of the infringing products;
(iii) expend significant resources to develop non-infringing products; or (iv) obtain a license from 3Dfx for infringing products.

   In addition to the above litigation, from time to time we are subject to claims in the ordinary course of business, none of which in our view would have a material adverse impact on our business or financial position if resolved unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol NVDA. Public trading of our stock began on January 22, 1999. Prior to that, there was no public market for our stock. We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends for the foreseeable future. As of January 30, 2000, we had approximately 351 stockholders of record, not including those shares held in street or nominee name.

   The following table sets forth for the periods indicated the high and low sales price for the common stock as quoted on the Nasdaq National Market:

                                                                     High   Low
                                                                    ------ -----
Year ended January 31, 1999
Fourth Quarter (beginning January 22, 1999)........................  23.44 18.63
Year ended January 30, 2000
First Quarter......................................................  26.25 16.00
Second Quarter.....................................................  23.13 16.38
Third Quarter......................................................  28.38 16.75
Fourth Quarter.....................................................  48.25 21.75
Year ended January 28, 2001
First Quarter (through March 9, 2000).............................. 108.00 35.00

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on January 21, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-47495). The managing underwriters of the public offering were Morgan Stanley & Co., Hambrecht & Quist and Prudential Securities (the Underwriters). In the offering, we sold an aggregate of 3.5 million shares of our common stock for an initial price of $12.00 per share. On February 2, 1999, we sold an additional 525,000 shares of our common stock at a price of $12.00 per share pursuant to the exercise of the Underwriters' over-allotment option. The aggregate proceeds from the offering were $48.3 million. We paid expenses of approximately $5.0 million, of which approximately $3.4 million represented underwriting discounts and commissions and approximately $1.6 million represented expenses related to the offering. Net proceeds from the offering were $43.3 million. Of the net proceeds, as of January 30, 2000, $5.0 million had been used to repay in full amounts outstanding under a bank line of credit. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of January 30, 2000, the remainder of the net proceeds was invested in money market funds or held as cash.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1997, the one month ended January 31, 1998, the year ended January 31, 1999 and the year ended January 30, 2000 and the balance sheet data as of December 31, 1997, January 31, 1998 and 1999 and January 30, 2000 have been derived from and should be read in conjunction with our audited financial statements and the notes included thereto. The statement of operations data for the years ended December 31, 1995 and 1996 are derived from audited financial statements and the notes thereto not included. The balance sheet data as of December 31, 1995 and 1996 are derived from audited financial statements and the notes thereto not included.

                          Year Ended December 31,    Month Ended Year Ended  Year Ended
                          -------------------------  January 31, January 31, January 30,
                           1995     1996     1997       1998        1999        2000
                          -------  -------  -------  ----------- ----------- -----------
                                     (in thousands, except per share data)
Statement of Operations
 Data:
Revenue:
 Product................  $ 1,103  $ 3,710  $27,280    $11,420    $151,413    $374,505
 Royalty................       79      202    1,791      1,911       6,824          --
                          -------  -------  -------    -------    --------    --------
  Total revenue.........    1,182    3,912   29,071     13,331     158,237     374,505
Cost of revenue.........    1,549    3,038   21,244     10,071     109,746     235,575
                          -------  -------  -------    -------    --------    --------
Gross profit (loss).....     (367)     874    7,827      3,260      48,491     138,930
                          -------  -------  -------    -------    --------    --------
Operating expenses:
 Research and
  development...........    2,426    1,218    7,103      1,121      25,073      47,439
 Sales, general and
  administrative........    3,677    2,649    4,183        640      18,902      37,079
                          -------  -------  -------    -------    --------    --------
  Total operating
   expenses.............    6,103    3,867   11,286      1,761      43,975      84,518
                          -------  -------  -------    -------    --------    --------
  Operating income
   (loss)...............   (6,470)  (2,993)  (3,459)     1,499       4,516      54,412
Interest and other
 income (expense), net..       93      (84)    (130)       (18)        (29)      1,754
                          -------  -------  -------    -------    --------    --------
Income (loss) before
 income tax expense.....   (6,377)  (3,077)  (3,589)     1,481       4,487      56,166
Income tax expense......       --       --       --        134         357      18,068
                          -------  -------  -------    -------    --------    --------
  Net income (loss).....  $(6,377) $(3,077) $(3,589)   $ 1,347    $  4,130    $ 38,098
                          =======  =======  =======    =======    ========    ========
Basic net income (loss)
 per share..............  $  (.56) $  (.27) $  (.28)   $   .10    $    .28    $   1.28
                          =======  =======  =======    =======    ========    ========
Diluted net income
 (loss) per share.......  $  (.56) $  (.27) $  (.28)   $   .05    $    .15    $   1.06
                          =======  =======  =======    =======    ========    ========
Shares used in basic per
 share
 computation............   11,365   11,383   12,677     14,141      14,565      29,872
Shares used in diluted
 per share
 computation (1)........   11,365   11,383   12,677     26,100      27,393      36,098
                               December 31,                January 31,
                          -------------------------  ----------------------- January 30,
                           1995     1996     1997       1998        1999        2000
                          -------  -------  -------  ----------- ----------- -----------
Balance Sheet Data:
Cash and cash
 equivalents............  $ 3,872  $ 3,133  $ 6,551    $ 7,984    $ 50,257    $ 61,560
Total assets............    6,793    5,525   25,039     30,172     113,332     202,250
Capital lease
 obligations, less
 current portion........    1,137      617    1,891      1,756       1,995         962
Total stockholders'
 equity.................    4,013    1,037    6,897      8,610      64,209     124,563

--------
(1) See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used in per share computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our financial statements and notes thereto. Our fiscal years ended on December 31 from 1993 to 1997. Effective January 31, 1998, we changed our fiscal year-end financial reporting period to a 52- or 53- week year ending on the last Sunday in January. We elected not to restate the previous reporting periods ending December 31. As a result, the first and fourth quarters of fiscal 1999 (year ended January 31, 1999) are 12- and 14-week periods, respectively, with the remaining quarters being 13-week periods. All four quarters of fiscal 2000 (year ended January 30, 2000) are 13-week periods.

Overview

   We design, develop and market a "top-to-bottom" family of award-winning 3D graphics processors, GPUs and related software that set the standard for performance, quality and features for every type of desktop PC user, from professional workstations to low-cost PCs. In the first quarter of fiscal 2000, we began commercial shipment of the RIVA TNT2 family of graphics processors. During the third quarter, we launched the NVIDIA GeForce 256 and NVIDIA Quadro, the industry's first GPUs, which are the first products to incorporate transform and lighting into a single chip. The GeForce 256 and Quadro GPUs are graphics processors capable of building a new generation of e-commerce, e-business, education and entertainment applications. We expect that a significant portion of our revenue for the foreseeable future will be derived from the sale of our 3D graphics processors in the PC market. We recognize product sales revenue upon shipment, net of appropriate allowances. Our policy on sales to distributors is to defer recognition of sales and related gross profit until the distributors resell the product. Royalty revenue is generally recognized upon shipment of product to the licensee's customers. Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Since we have no other product line, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the PC market.

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers, primarily ASUSTeK, Canopus, Creative, ELSA and Guillemot and CEMs, including Celestica, Intel, Mitac, MSI, SCI and VisionTek. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. The ASPs for our products, as well as our customers' products, vary by distribution channel. Our four largest customers accounted for approximately 57% of revenues for fiscal 2000. Sales to Creative accounted for 17%, sales to Edom Technology Co., Ltd., an Asian distributor, accounted for 15%, sales to Diamond Multimedia Systems, Inc. ("Diamond") accounted for 15%, and sales to ASUSTeK accounted for 10% of our total revenue for fiscal 2000. Sales to STB Systems, Inc. ("STB") accounted for 35%, sales to Diamond accounted for 27%, sales to Creative accounted for 13% and sales to Intel accounted for 12% of our total revenue for fiscal 1999. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future. In October 1999, S3 Incorporated, a supplier of graphics processors and a competitor, completed the acquisition of Diamond. Our sales to Diamond declined significantly to only 3% of total revenue in the fourth quarter of fiscal 2000 from 24% of total revenue in the second quarter of fiscal 2000 and Diamond is no longer one of our significant customers. 3Dfx , a 3D graphics company and a competitor, completed the acquisition of STB in May 1999. Sales to STB declined significantly from prior levels following the merger and our relationship terminated in the fourth quarter of fiscal 2000. Currently, the loss of business from Diamond and STB did not have a material impact on our revenues and profitability due to our ability to expand product sales to other customers.

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

   We currently utilize TSMC and WaferTech to produce semiconductor wafers, and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of a new manufacturer. The level of finished goods inventory we maintain may fluctuate and therefore a manufacturing disruption experienced by these manufacturers would impact the production of our products, which could harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain items in our statements of operations expressed as a percentage of total revenue.

                              Year Ended  Month  Ended Year  Ended Year  Ended
                             December 31, January 31,  January 31, January 30,
                                 1997         1998        1999        2000
                             ------------ ------------ ----------- -----------
Revenue:
 Product....................     93.8%        85.7%        95.7%      100.0%
 Royalty....................      6.2         14.3          4.3          --
                                -----        -----        -----       -----
  Total revenue.............    100.0        100.0        100.0       100.0
Cost of revenue.............     73.1         75.5         69.4        62.9
                                -----        -----        -----       -----
Gross profit................     26.9         24.5         30.6        37.1
Operating expenses:
 Research and development...     24.4          8.4         15.8        12.7
 Sales, general and
  administrative............     14.4          4.8         12.0         9.9
                                -----        -----        -----       -----
  Total operating expenses..     38.8         13.2         27.8        22.6
                                -----        -----        -----       -----
  Operating income (loss)...    (11.9)        11.3          2.8        14.5
Interest and other income
 (expense), net.............     (0.4)        (0.1)          --         0.5
                                -----        -----        -----       -----
Income (loss) before income
 tax expense................    (12.3)        11.2          2.8        15.0
Income tax expense..........       --          1.0          0.2         4.8
                                -----        -----        -----       -----
  Net income (loss).........    (12.3)%       10.2%         2.6%       10.2%
                                =====        =====        =====       =====

 Calendar Year Ended December 31, 1997 and Fiscal Years Ended January 31, 1999 and January 30, 2000

   Revenue

   Product Revenue. Product revenue was $27.3 million in 1997, $151.4 million in fiscal 1999 and $374.5 million in fiscal 2000. Product revenues increased by 455% from 1997 to fiscal 1999 and by 147% from fiscal 1999 to 2000. The growth in both periods was primarily the result of increased sales of our graphics processors and the strong demand for new products at higher unit ASPs. Revenue derived from the bundling of DDR memories with a portion of our new GeForce 256 GPU totaled $22.1 million in the second half of fiscal 2000. Revenue from sales outside of the U.S. accounted for 72% and 24% of total revenue for fiscal 2000 and 1999, respectively. Our international revenue increased 623% to $270.9 million in fiscal 2000 from $37.4 million a year ago. This increase in revenue from sales outside of the U.S. is primarily attributable to (i) the geographic limitation of the worldwide license agreement with ST Microelectronics, Inc. ("ST") with respect to sales of the RIVA 128 and RIVA 128ZX graphics processors, which agreement did not restrict the sales of the RIVA TNT, RIVA TNT2 and GeForce families of processors in fiscal 2000, (ii) increased demand for our products in the Asia Pacific and European regions, and (iii) expanded use of CEMs and add-in board manufacturers located outside the US. Revenues by geographical region are allocated to individual countries based on the location to which the products are initially shipped. The portion of revenue derived from foreign CEMs and add-in board manufacturers that are attributable to end customers in the U.S is not separately disclosed. Substantially all of our revenue from product sales in 1997 was derived from sales in the U.S. Although we achieved substantial growth in product revenue from fiscal 1999 to 2000, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the ASPs of our products will decline over the lives of the products. The declines in ASPs of 3D graphics processors generally may also accelerate as the market develops and competition increases.

   Royalty Revenue. ST has a worldwide license to sell the RIVA 128 and RIVA 128ZX graphics processors. Royalty revenue from sales by ST of the RIVA 128 graphics processor and a derivative of the RIVA 128ZX graphics processor decreased to zero in fiscal 2000 due primarily to reduced sales of such products and disputes with ST regarding payment. Royalty revenue from sales by ST of the RIVA128 graphics processor represented approximately 6% of our total revenue in 1997, and royalty revenue from sales by ST of the RIVA128 graphics processor and a derivative of the RIVA128ZX graphics processor represented 4% of our total revenue in fiscal 1999. We do not expect to record or receive royalty revenue from ST in the future.

   Gross Profit

   Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin in any period varies depending on the mix of types of graphics processors sold. Gross profit increased 187% from fiscal 1999 to 2000, primarily due to significant increases in unit shipments and the favorable impact of the higher margin RIVA TNT2 and GeForce graphics processors, partially offset by declining profit margins in our older product families. From 1997 to fiscal 1999, gross profit grew by 520% primarily due to the sales of the higher margin RIVA TNT graphics processor and reductions to costs of the RIVA128 graphics processor. Excluding royalty revenue, gross margin on product revenue was 22% in 1997, 28% in fiscal 1999 and 37% in fiscal 2000. In the second half of fiscal 2000, the inclusion of the DDR memories has reduced the gross margin percentage but has no incremental impact on absolute margin dollars as they are sold at cost. We expect to continue bundling DDR memories with some of our high-performance products for at least the next six months. Although we achieved substantial growth in gross profit and gross profit margin from fiscal 1999 to 2000, we do not expect to sustain these rates of growth in future periods.

   Operating Expenses

   Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. Research and development expenses increased by 89% from fiscal 1999 to 2000 and by 253% from 1997 to 1999, primarily due to additional personnel and related engineering costs to support our next generation products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and our level of revenue fluctuates.

   As part of a strategic collaboration agreement with ST, we received contract funding in support of research and development and marketing efforts for the RIVA 128 and RIVA 128ZX graphics processors. Accordingly, we recorded approximately $2.3 million and $2.3 million in 1997 and fiscal 1999, respectively, as a reduction primarily to research and development, and to a lesser extent, sales, general and administrative expenses. We were obligated to provide continued development and support to ST through the end of calendar 1998.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and administrative personnel, promotional and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased 96% from fiscal 1999 to 2000, primarily due to additional personnel and commissions and bonuses on sales of the RIVA TNT2 and GeForce 256 graphics processors, legal expenses associated with patent litigation and costs of being a public company. From 1997 to fiscal 1999, sales, general and administrative expenses grew 352%, primarily due to increased promotional expenses, additional personnel and commissions and bonuses on sales of the RIVA128 and RIVA TNT graphics processors. We expect sales and marketing expenses to continue to increase in absolute dollars as we expand sales and marketing efforts and increase promotional activities. While we expect sales, general and administrative expenses to continue to increase in absolute dollars as we expand our operations, we do not expect significant changes in these expenses as a percentage of revenue in future periods.

   Interest and Other Income (Expense), Net

   Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations, and in fiscal 1999, in part, to interest on borrowings under our line of credit agreement. Interest expense remained unchanged and interest and other income increased $1.8 million from fiscal 1999 to 2000 due to higher average cash balances as a result of cash proceeds received from the initial public offering of our common stock in January 1999. For fiscal 1999 compared to 1997, interest expense was essentially unchanged, and interest and other income increased slightly by $0.1 million.

   Income Taxes

   We recorded no income taxes in 1997. The income taxes for the one month ended January 31, 1998, consisted entirely of current federal tax expense. Income taxes for the year ended January 31, 1999 of $357,000 consisted of $583,000 current federal tax expense and $226,000 deferred federal tax benefit. We had an effective tax rate of 32% in fiscal 2000. We anticipate our income tax rates for fiscal 2001 to be relatively constant, depending on the income tax attributable to foreign operations and availability of research and experimentation credits. See Note 5 of Notes to Financial Statements.

   Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $961,000 in 1997, $2.5 million in fiscal 1999 and $662,000 in fiscal 2000. We anticipate total amortization of approximately $113,000 in fiscal 2001. See
Note 3 of Notes to Financial Statements.

Liquidity and Capital Resources

   As of January 30, 2000, we had $61.6 million in cash and cash equivalents, an increase of $11.3 million over the same balance at the end of fiscal 1999. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $124.6 million of noncancelable manufacturing commitments outstanding at January 30, 2000. See Note 4 of Notes to Financial Statements.

   In July 1999, we entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving loan agreement with a borrowing base equal to 80% of eligible accounts. Borrowings under the line of credit bear interest at the prime rate and are due in July 2000. Covenants governing the loan agreement require the maintenance of certain financial ratios. As of January 30, 2000, we had no outstanding borrowings against the line of credit.

   Operating activities generated cash of $15.9 million during fiscal 2000 and used cash of $1.9 million and $1.2 million, during fiscal 1999 and 1997, respectively. The increase from fiscal 1999 to 2000 was due to a substantial increase in net income, offset by changes in operating assets and liabilities. Our accounts receivable are highly concentrated. At January 30, 2000, the four largest customers accounted for approximately 37% of accounts receivable. Although we have not experienced any significant bad debt write-offs to date, we may be required to write off bad debt in the future, which could harm our business. In June 1999, we repurchased 428,572 shares of our common stock from a major customer in settlement for a portion of then outstanding accounts receivable in the amount of $7.5 million.

   To date, our investing activities have consisted primarily of purchases of property and equipment. Our capital expenditures, including capital leases, increased from $5.8 million in 1997 to $10.1 million in fiscal 1999, and to $22.9 million in fiscal 2000. The increase from fiscal 1999 to 2000 was primarily attributable to a $10.0 million obligation pursuant to a long-term licensing agreement with a supplier. For fiscal 1999 compared to 1997, the increase was primarily due to additional capital leases and purchases of computer equipment, including workstations and servers to support increased research and development activities. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $30.0 million for capital expenditures in fiscal 2001, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, and enterprise resource planning system implementation.

   Financing activities provided cash of $7.0 million during fiscal 2000, compared to $52.0 million and $7.3 million during fiscal 1999 and 1997, respectively, due primarily to proceeds of $37.5 million from the initial public offering of 3.5 million shares of common stock in January 1999 and $11.0 million in subordinated non-interest bearing notes issued in July and August 1998. In March 1999, we used $5.0 million to repay in full amounts outstanding under a bank line of credit. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. The agreement provides that in April 2000, Microsoft will pay us $200 million as an advance against graphics chip purchases and for licensing our technology. Microsoft may terminate the agreement at any time and if termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100 million of the prepayment and to convert the remainder into preferred stock of NVIDIA at a 30% premium to the 30-day average trading price of our common stock.

   We believe that our existing cash balances, anticipated cash flows from operations and existing credit facilities, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business.

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

   Through the first two months of the year 2000, our operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. At our offices worldwide, we have not experienced any significant Year 2000-related issue that would affect our ability to ship, sell or service our products and our customers have not reported any consequential Year 2000 incidents. While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, we will continue to offer Year 2000 support to customers and monitor our own operations.

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

Exchange Rate Risk

   We consider our exposure to foreign exchange rate fluctuations to be minimal. Currently, all of our product sales and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Certain Business Risks

   In addition to the risks discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the risks set forth below.

   Our operating results are unpredictable and may fluctuate.

   Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is therefore difficult for us to accurately forecast revenue and profits or losses. We believe that our quarterly and annual results of operations will be affected by a variety of factors that could adversely affect our revenue, gross profit and results of operations.

   Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:

  . demand and market acceptance for our products and/or our customers' products;

  . the successful development and volume production of next-generation products;

  .  new product announcements or product introductions by our competitors;

  . our ability to introduce new products in accordance with OEM design requirements and design cycles;

  . changes in the timing of product orders due to unexpected delays in the introduction of our customers' products;

  . fluctuations in the availability of manufacturing capacity or manufacturing yields;

  . competitive pressures resulting in lower than expected average selling prices;

  .  rates of return in excess of those forecasted or expected;

  .  the rescheduling or cancellation of customer orders;

  . the loss of a key customer or the termination of a strategic relationship;

  .  seasonal fluctuations associated with the PC market;

  . substantial disruption in our suppliers' operations, either as a result of a natural disaster, equipment failure or other cause;

  . supply constraints for and changes in the cost of the other components incorporated into our customers' products, including memory devices;

  .  our ability to reduce the manufacturing costs of our products;

  .  legal and other costs related to intellectual property matters;

  .  unexpected inventory write-downs; and

  . introductions of enabling technologies to keep pace with faster generations of processors and controllers.

   Any one or more of the factors discussed above could prevent us from achieving our expected future revenue or net income.

   Because most operating expenses are relatively fixed in the short term, we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall. We may be required to reduce prices in response to competition or to pursue new market opportunities. If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, our business could suffer. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

   Our 3D graphics solution may not continue to be accepted by the PC market.

   Our success will depend in part upon continued broad adoption of our 3D graphics processors for high performance 3D graphics in PC applications. The market for 3D graphics processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition. Since we have no other product line, our business would suffer if for any reason our current or future 3D graphics processors do not continue to achieve widespread acceptance in the PC market. If we are unable to complete the timely development of or successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC market, our business would be harmed.

   Our integrated graphics product may not be accepted by the PC market.

   We expect that integrated graphics chipset products will become an increasing part of the lower cost segment of the PC graphics market. We have only recently introduced a 3D graphics processor targeted at this segment. If this product is not competitive in this segment and the integrated chipset segment continues to account for an increasing percentage of the units sold in the PC market, our business may suffer.

   We need to develop new products and to manage product transitions in order to succeed.

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

  . incorporate those features and functionality into products that meet the exacting design requirements of PC OEMs and add-in board manufacturers or CEMs;

  .  price our products competitively; and

  . introduce the products to the market within the limited window for PC OEM and add-in board manufacturer.

   As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:

  .  proper new product definition;

  .  timely completion and introduction of new product designs;

  . the ability of TSMC, our primary manufacturer, WaferTech, and any additional third-party manufacturers to effectively manufacture our new products;

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

   Our failure to identify new product opportunities or develop new products may result in production delays.

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and ASPs will continue to decline. In particular, we expect ASPs and gross margins for our 3D graphics processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall ASPs and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining ASPs, reduced margins, and reduced demand for products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, either of which would harm our business.

   We rely on third-party vendors to supply us tools for the development of our new products and we may be unable to obtain the tools necessary to develop these products.

   In the design and development of new products and product enhancements, we rely on third-party software development tools. While we currently are not dependent on any one vendor for the supply of these tools, some or all of these tools may not be readily available in the future. For example, we have experienced delays in the introduction of products in the past as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. The design requirements necessary to meet consumer demands for more features and greater functionality from 3D graphics products in the future may exceed the capabilities of the software development tools available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, our business could suffer.

   Our industry is characterized by vigorous protection and pursuit of intellectual property rights or positions that could result in substantial costs to us.

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our markets intensifies, the volume of intellectual property infringement claims will increase. If infringement claims are made against us, we may seek licenses under the claimant's patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for claims of infringement arising out of sale of our products. Litigation by or against us or our customers concerning infringement would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us.

   We are subject to a patent infringement lawsuit that could divert our resources and result in the payment of substantial damages.

   On September 21, 1998, 3Dfx filed a patent infringement suit against us in the United States District Court for the Northern District of California alleging infringement of a 3Dfx patent. On March 2, 1999, 3Dfx added a second patent to the suit and on May 24, 1999, 3Dfx added a third patent to the suit. The amended complaint alleges that our RIVA TNT, RIVA TNT2 and RIVA TNT2 Ultra products infringe the patents in suit and seeks unspecified compensatory and trebled damages and attorney's fees. Our current generation of products is not identified as infringing any of the patents in suit. We have filed an answer and counter-claims asserting that the patents in suit are invalid and not infringed. These assertions are supported by our investigations to date and an opinion from our patent counsel in this suit. We anticipate that the trial date will be set by the District Court after it rules on claims construction issues. We have and will continue to defend vigorously this suit. The litigation with 3Dfx has resulted, and we expect that the 3Dfx litigation will continue to result, in significant legal expenses, whether or not the litigation results in a favorable determination for us. In the event of an adverse result in the 3Dfx suit, we might be required to do one or more of the following: (i) pay substantial damages (including treble damages); (ii) permanently cease the manufacture and sale of any of the infringing products; (iii) expend significant resources to develop non-infringing products; or (iv) obtain a license from 3Dfx for infringing products. We have in the past been subject to patent infringement suits with SGI and S3, both of which were settled and resulted in cross-licenses and, in the case of SGI, payments by us. See Part I, Item 3--Legal Proceedings.

   Our failure to achieve one or more design wins would harm our business.

   Our future success will depend in large part on achieving design wins, which entails having our existing and future products chosen as the 3D graphics processors for hardware components or subassemblies designed by PC OEMs and add-in board manufacturers. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, generally based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. Our failure to achieve one or more design wins would harm our business. The process of being qualified for inclusion in a PC OEM's product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could harm our business.

   Our ability to achieve design wins also depends in part on our ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including Intel and Microsoft. This would require us to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, our ability to achieve design wins could suffer.

   We are dependent on the PC market, which may not continue to grow.

   In fiscal 2000, we derived all of our revenue from the sale of products for use in PCs. We expect to continue to derive substantially all of our revenue from the sale or license of products for use in PCs in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of ASPs over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

   The acceptance of next generation products in business PC 3D graphics may not continue to develop.

   Our success will depend in part upon the demand for performance 3D graphics for business PC applications. The market for performance 3D graphics on business PCs has only recently begun to emerge and is dependent on the future development of, and substantial end-user and OEM demand for, 3D graphics functionality. As a result, the market for business PC 3D graphics computing may not continue to develop or may not grow at a rate sufficient to support our business. The development of the market for performance 3D graphics on business PCs will in turn depend on the development and availability of a large number of business PC software applications that support or take advantage of performance 3D graphics capabilities. Currently there are only a limited number of software applications like this, most of which are games, and a broader base of software applications may not develop in the near term or at all. Consequently, a broad market for full function performance 3D graphics on business PCs may not develop. Our business prospects will suffer if the market for business PC 3D graphics fails to develop or develops more slowly than expected.

   We are dependent on a small number of customers and we are subject to order and shipment uncertainties.

   We have only a limited number of customers and our sales are highly concentrated. We primarily sell our products to add-in board and motherboard manufacturers and CEMs, which incorporate graphics products in the boards they sell to PC OEMs. Sales to add-in board manufacturers and CEMs are primarily dependent on achieving design wins with leading PC OEMs. We believe that a substantial portion of our revenue in fiscal 2000 was attributable to products that ultimately were incorporated into PCs sold by Compaq, Dell, Gateway, HP, IBM and Micron. The number of add-in board manufacturers and CEMs and leading PC OEMs is limited. We expect that a small number of add-in board manufacturers and CEMs directly, and a small number of PC OEMs indirectly, will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, our business could be harmed by the loss of business from PC OEMs or add-in board manufacturers and CEMs. In addition, revenue from add-in board manufacturers, motherboard manufacturers, CEMs and PC OEMs that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period. In October 1999, S3, a supplier of graphics processors and a competitor, completed the acquisition of Diamond, one of our largest customers. In the fourth quarter of fiscal 2000, following the consummation of the acquisition, our sales to Diamond declined significantly to only 3% of total revenue from 24% of total revenue in the second quarter of fiscal 2000. 3Dfx, a 3D graphics company and a competitor, completed the acquisition of STB in May 1999. Sales to STB, another one of our largest customers, declined significantly from prior levels following the acquisition and our relationship with STB terminated in the fourth quarter of fiscal 2000.

   We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

   Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of January 30, 2000, we had 392 employees as compared to 248 employees as of January 31, 1999. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

   We are dependent on key personnel and the loss of these employees could harm our business.

   Our performance will be substantially dependent on the performance of our executive officers and key employees. None of our officers or employees is bound by an employment agreement, and our relationships with these officers and employees are, therefore, at will. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract and retain the necessary technical and managerial personnel would harm our business.

   We depend on third-party fabrications to produce our products.

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

   In September 1999, the earthquake in Taiwan contributed to a temporary shortage of graphics processors in the third and fourth quarters of fiscal 2000. Any substantial disruption in our suppliers' operations, either as a result of a natural disaster, equipment failure or other cause, could harm our business.

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

   Our wafer requirements represent a significant portion of the total production capacity of TSMC. Although our products are designed using TSMC's process design rules, TSMC may be unable to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, TSMC may not continue to devote resources to the production of our products, or to advance the process design technologies on which the manufacturing of our products are based. Any difficulties like these would harm our business.

   Failure to achieve expected manufacturing yields would reduce our product supply and harm our business.

   Semiconductor manufacturing yields are a function both of product design, which is developed largely by us, and process technology, which typically is proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between us and the manufacturer. The risk of low yields is compounded by the offshore location of most of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships as well as revenue and gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could harm our business. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, our business could suffer.

   Failure to transition to new manufacturing process technologies could affect our ability to compete effectively.

   Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We have migrated to the .22 micron technology with the RIVA TNT2 and GeForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

   The 3D graphics industry is highly competitive and we may be unable to compete.

   The market for 3D graphics processors for PCs in which we compete is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining ASPs. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of graphics processors and total system costs of add-in boards and motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than our 3D graphics processors or may provide better performance or additional features not provided by our products. We may be unable to compete successfully in the emerging PC graphics market.

   Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

  . suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc., Matrox Electronics Systems Ltd. and S3;

  . suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, primarily Intel, and to a lesser extent, Silicon Integrated Systems and Via Technologies;

  . companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs Inc., Ltd., SGI, Evans and Sutherland Computer Corporation and Intergraph Corporation; and

  . companies with strength in the video game market, such as 3Dfx and VideoLogic Group plc.

   We may compete with Intel in the integrated low-cost chipset market.

   In June 1999, Intel began shipping the Intel 810, a 3D graphics chipset that is targeted at the low-cost PC market. Intel has significantly greater resources than we do, and our products may not compete effectively against future products introduced by Intel. In addition, we may be unable to compete effectively against Intel or Intel may introduce additional products that are competitive with our products in either performance or price or both. We expect Intel to continue to do the following:

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

   We are dependent on third parties for assembly and testing of our products.

   Our graphics processors are assembled and tested by Amkor, Siliconware, ChipPAC and ASE. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

   We may be unable to adequately protect our intellectual property.

   We rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. We own 28 issued United States patents, have 4 United States patent applications allowed, 25 United States patent applications pending and have 15 United States patent applications being drafted for filing. Our issued patents have expiration dates from April 14, 2015 to March 30, 2018. Our issued patents and pending patent applications relate to technology developed by us in connection with the development of our 3D graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents of others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross-license of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

   We are subject to risks associated with product defects and incompatibilities.

   Products as complex as those offered by us may contain defects or failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered software defects and incompatibilities with customers' hardware in certain of our products and may experience delays or lost revenue to correct any new defects in the future. Errors in new products or releases after commencement of commercial shipments could result in loss of market share or failure to achieve market acceptance. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. The widespread production and distribution of defective products could harm our business.

   We are subject to risks associated with international operations.

   Our reliance on foreign third-party manufacturing, assembly and testing operations subjects us to a number of risks associated with conducting business outside of the United States, including the following:

  . unexpected changes in, or impositions of, legislative or regulatory requirements;

  . delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

  .  longer payment cycles;

  .  potentially adverse taxes;

  .  the burdens of complying with a variety of foreign laws; and

  .  other factors beyond our control.

   We also are subject to general political risks in connection with our international trade relationships. In addition, the laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This makes the possibility of piracy of our technology and products more likely. Currently, all of our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and to date we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

   The semiconductor industry is cyclical in nature.

   The semiconductor industry historically has been characterized by the following factors:

  .  rapid technological change;

  .  cyclical market patterns;

  .  significant ASP erosion;

  .  fluctuating inventory levels;

  .  alternating periods of overcapacity and capacity constraints;

  . variations in manufacturing costs and yields and significant expenditures for capital equipment and product development.

   In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of ASPs. We may experience substantial period-to-period fluctuations in results of operations due to general semiconductor industry conditions.

   Failure in implementation of our enterprise resource planning system could adversely affect our operations.

   In December 1999, we began the implementation of an SAP system as our enterprise resource planning ("ERP") system to replace our information systems in business, finance, operations and service. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. There is no assurance that we will be successful in the implementation of our ERP system. Delays in the implementation, system failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be adversely affected if we encounter unforeseen problems with respect to this implementation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following set forth certain information regarding the Company's executive officers as of February 29, 2000:

Name                         Age Position
----                         --- --------
Jen-Hsun Huang..............  37 President, Chief Executive Officer and Director
Jeffrey D. Fisher...........  41 Executive Vice President, Worldwide Sales
Christine B. Hoberg.........  44 Chief Financial Officer
Chris A. Malachowsky........  40 Vice President, Hardware Engineering
Curtis R. Priem.............  40 Chief Technical Officer

   Jen-Hsun Huang co-founded NVIDIA in April 1993 and has served as our President, Chief Executive Officer and a member of the Board of Directors since its inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation ("LSI"), a computer chip manufacturer, where he held a variety of positions, most recently as Director of Coreware, the business unit responsible for LSI's "system-on-a-chip" strategy. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

   Jeffrey D. Fisher has been Executive Vice President, Worldwide Sales for NVIDIA since July 1994. From September 1988 to July 1994, Mr. Fisher held various positions at Weitek Corporation, a semiconductor technology company, where his last position was as Director of Worldwide Sales. Mr. Fisher holds a B.S.E.E. degree from Purdue University and an M.B.A. degree from Santa Clara University.

   Christine B. Hoberg has been Chief Financial Officer of NVIDIA since December 1998. From June 1992 to December 1998, Ms. Hoberg held various positions at Quantum Corporation, a mass storage company, where her last position was as Vice President, Corporate Controller. Ms. Hoberg holds a B.A. in German Studies from Stanford University and is a certified public accountant.

   Chris A. Malachowsky co-founded NVIDIA in April 1993 and has been our Vice President, Hardware Engineering since that time. From 1987 until April 1993, Mr. Malachowsky was a Senior Staff Engineer for Sun Microsystems, Inc., a supplier of enterprise network computing products. From 1980 to 1986, Mr. Malachowsky was a manufacturing design engineer at Hewlett-Packard Company. Mr. Malachowsky was a co-inventor of Sun Microsystems' GX graphics architecture and has authored 43 patents, most of which relate to graphics. Mr. Malachowsky holds a B.S.E.E. degree from the University of Florida and an M.S.C.S. degree from Santa Clara University.

   Curtis R. Priem co-founded our company in April 1993 and has been our Chief Technical Officer since that time. From 1986 to January 1993, Mr. Priem was Senior Staff Engineer at Sun Microsystems where he architected the GX graphics products, including the world's first single chip GUI accelerator. From 1984 to 1986, Mr. Priem was a hardware engineer at GenRad, Inc., a supplier of diagnostic equipment for electronic products. From 1982 to 1984, Mr. Priem was a staff engineer for Vermont Microsystems, Inc., a personal computer company, where he architected IBM's Professional Graphics Adapter, the PC industry's first graphics processor. Mr. Priem has authored 87 U.S. and international patents, all of which relate to graphics and Input/Output Systems . Mr. Priem holds a B.S.E.E. degree from Rensselaer Polytechnic Institute.

   Reference is made to the information regarding Directors appearing under the heading "Election of Directors" in the 2000 Proxy Statement which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to the information appearing under the heading "Executive Compensation," in the 2000 Proxy Statement, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to information appearing in the 2000 Proxy Statement, under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to information appearing in the 2000 Proxy Statement, under the heading "Certain Transactions," which information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
 (a)  1. Financial Statements
         Report of KPMG LLP, Independent Auditors........................   29
         Balance Sheets as of January 31, 1999 and January 30, 2000......   30
         Statements of Operations for the year ended December 31, 1997, one month ended January 31, 1998, year ended January 31, 1999
         and year ended January 30, 2000.................................   31
         Statements of Stockholders' Equity for the year ended December
         31, 1997, one month ended January 31, 1998, year ended January
         31, 1999 and year ended January 30, 2000........................   32
         Statements of Cash Flows for the year ended December 31, 1997, one month ended January 31, 1998, year ended January 31, 1999
         and year ended January 30, 2000.................................   33
         Notes to Financial Statements...................................   34
 (a)  2. Financial Statement Schedules
         II--Valuation and Qualifying Accounts...........................   47
         All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.
 (a)  3. Exhibits
         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.
 (b)     Reports on Form 8-K
         No reports on Form 8-K were filed during the fourth quarter ended January 30, 2000.

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.1    Amended and Restated Certificate of Incorporation. (1)

  3.2    Bylaws. (1)

  4.1    Reference is made to Exhibits 3.1 and 3.2.

  4.2    Specimen Stock Certificate. (2)

  4.3    Second Amended and Restated Investors' Rights Agreement, dated August
         19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors' Rights
         Agreement, dated July 22, 1998. (2)

  4.4    Second Amendment to Second Amended and Restated Investors' Rights
         Agreement, dated April 12, 1999. (3)

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

  10.13  Stock Purchase Agreement dated April 12, 1999 between the Company and
         Synopsys, Inc. (3)

  10.14  Stock Repurchase Agreement dated June 9, 1999 between the Company and
         Diamond Multimedia Systems, Inc. (3)

  10.15 Amendment to Loan and Security Agreement, dated July 30, 1999, between the Company and Imperial Bank. (4)

  23.1   Consent of Independent Auditors

  27.1   Financial Data Schedule

--------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on March 23, 1999 (Registration No. 333-74905) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed on March 6, 1998 (Registration No. 333-47495) and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Form 10-Q for the quarter ended May 2, 1999 as filed on June 15, 1999 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Form 10-Q for the quarter ended August 1, 1999 as filed on September 10, 1999 and incorporated herein by reference.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NVIDIA Corporation:

   We have audited the accompanying balance sheets of NVIDIA Corporation (the Company) as of January 31, 1999 and January 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the one-month period ended January 31, 1998, and each of the years in the two-year period ended January 30, 2000. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVIDIA Corporation as of January 31, 1999 and January 30, 2000 and the results of its operations and its cash flows for the year ended December 31, 1997, the one-month period ended January 31, 1998, and each of the years in the two-year period ended January 30, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
March 6, 2000

                               NVIDIA CORPORATION

                                 BALANCE SHEETS

                       (in thousands, except share data)

                                                        January 31, January 30,
                                                           1999        2000
                                                        ----------- -----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $ 50,257    $ 61,560
  Accounts receivable, less allowances of $2,627 and
   $6,443 in 1999 and 2000, respectively...............    20,633      67,224
  Inventory............................................    28,623      37,631
  Prepaid expenses and other current assets............     1,599       6,760
                                                         --------    --------
    Total current assets...............................   101,112     173,175
Property and equipment, net............................    11,650      25,886
Deposits and other assets..............................       570       3,189
                                                         --------    --------
                                                         $113,332    $202,250
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................  $ 35,730    $ 64,910
  Line of credit.......................................     5,000         --
  Accrued liabilities..................................     5,012       9,529
  Current portion of capital lease obligations.........     1,386       1,786
                                                         --------    --------
    Total current liabilities..........................    47,128      76,225
Capital lease obligations, less current portion........     1,995         962
Long-term payable......................................       --          500
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value; 200,000,000 shares
   authorized; 28,743,001 and 31,100,157 shares issued
   and outstanding in 1999 and 2000, respectively......        29          31
  Additional paid-in capital...........................    74,372      95,964
  Deferred compensation................................      (780)       (118)
  Retained earnings (accumulated deficit)..............    (9,412)     28,686
                                                         --------    --------
    Total stockholders' equity.........................    64,209     124,563
                                                         --------    --------
                                                         $113,332    $202,250
                                                         ========    ========


                See accompanying notes to financial statements.

                               NVIDIA CORPORATION

                            STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                Year Ended  Month Ended Year Ended  Year Ended
                               December 31, January 31, January 31, January 30,
                                   1997        1998        1999        2000
                               ------------ ----------- ----------- -----------
Revenue:
  Product....................    $27,280      $11,420    $151,413    $374,505
  Royalty....................      1,791        1,911       6,824          --
                                 -------      -------    --------    --------
    Total revenue............     29,071       13,331     158,237     374,505
Cost of revenue..............     21,244       10,071     109,746     235,575
                                 -------      -------    --------    --------
Gross profit.................      7,827        3,260      48,491     138,930
                                 -------      -------    --------    --------
Operating expenses:
  Research and development...      7,103        1,121      25,073      47,439
  Sales, general and
   administrative............      4,183          640      18,902      37,079
                                 -------      -------    --------    --------
    Total operating
     expenses................     11,286        1,761      43,975      84,518
                                 -------      -------    --------    --------
    Operating income (loss)..     (3,459)       1,499       4,516      54,412
Interest and other income
 (expense), net..............       (130)         (18)        (29)      1,754
                                 -------      -------    --------    --------
Income (loss) before tax
 expense.....................     (3,589)       1,481       4,487      56,166
Income tax expense...........         --          134         357      18,068
                                 -------      -------    --------    --------
    Net income (loss)........    $(3,589)     $ 1,347    $  4,130    $ 38,098
                                 =======      =======    ========    ========
Basic net income (loss) per
 share.......................    $  (.28)     $   .10    $    .28    $   1.28
                                 =======      =======    ========    ========
Diluted net income (loss) per
 share.......................    $  (.28)     $   .05    $    .15    $   1.06
                                 =======      =======    ========    ========
Shares used in basic per
 share computation...........     12,677       14,141      14,565      29,872
Shares used in diluted per
 share computation...........     12,677       26,100      27,393      36,098


                See accompanying notes to financial statements.

                               NVIDIA CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)

                                                                                    Retained
                                                                                    Earnings
                           Preferred Stock     Common Stock     Additional Deferred (Accumu-      Total
                          ------------------ ------------------  Paid-in   Compen-    lated   Stockholders'
                            Shares    Amount   Shares    Amount  Capital    sation  Deficit)     Equity
                          ----------- ------ ----------  ------ ---------- -------- --------  -------------
Balances, December 31,
 1996...................    7,888,275  $ 8   11,567,374   $12    $12,317        --  $(11,300)   $  1,037
Issuance of Series D
 preferred stock, net of
 issuance costs of $30..    1,438,812    1           --    --      7,537        --        --       7,538
Grant of common stock
 options for lease
 financing and
 consulting services....           --   --           --    --        120        --        --         120
Issuance of common stock
 upon exercise of stock
 options................           --   --    2,573,211     2        828        --        --         830
Deferred compensation
 related to grant of
 common stock options...           --   --           --    --      4,277    (4,277)       --          --
Amortization of deferred
 compensation...........           --   --           --    --         --       961        --         961
Net loss................           --   --           --    --         --        --    (3,589)     (3,589)
                          -----------  ---   ----------   ---    -------    ------  --------    --------
Balances, December 31,
 1997...................    9,327,087    9   14,140,585    14     25,079    (3,316)  (14,889)      6,897
Issuance of common stock
 upon exercise of stock
 options................           --   --        1,125    --          6        --        --           6
Deferred compensation
 related to grant of
 common stock options...           --   --           --    --        361      (361)       --          --
Amortization of deferred
 compensation...........           --   --           --    --         --       360        --         360
Net income..............           --   --           --    --         --        --     1,347       1,347
                          -----------  ---   ----------   ---    -------    ------  --------    --------
Balances, January 31,
 1998...................    9,327,087    9   14,141,710    14     25,446    (3,317)  (13,542)      8,610
Issuance of common stock
 upon exercise of stock
 options................           --   --      202,775    --        348        --        --         348
Tax benefit from stock
 options................           --   --           --    --         45        --        --          45
Sale of common stock
 under public offering,
 net of issuance costs
 of $4.5 million........           --   --    3,500,000     4     37,535        --        --      37,539
Issuance and conversion
 of mandatorily
 convertible notes into
 common stock...........           --   --    1,571,429     2     10,998        --        --      11,000
Conversion of preferred
 stock into common
 stock..................  (9,327,087)   (9)   9,327,087     9         --        --        --          --
Amortization of deferred
 compensation...........           --   --           --    --         --     2,537        --       2,537
Net income..............           --   --           --    --         --        --     4,130       4,130
                          -----------  ---   ----------   ---    -------    ------  --------    --------
Balances, January 31,
 1999...................           --   --   28,743,001   $29    $74,372    $ (780) $ (9,412)   $ 64,209
Sale of common stock
 under public offering
 (over-allotment), net
 of issuance costs of
 $0.6 million...........           --   --      525,000     1      5,740        --        --       5,741
Issuance of common stock
 in connection with
 long-term software
 license................           --   --      243,902    --      5,000        --        --       5,000
Repurchase of common
 stock in settlement of
 accounts receivable....           --   --     (438,572)   --     (7,452)       --        --      (7,452)
Issuance of common stock
 from stock plans.......           --   --    2,016,826     1      7,676        --        --       7,677
Tax benefit from stock
 plans..................           --   --           --    --     10,613        --        --      10,613
Grant of common stock
 options for consulting
 services...............           --   --           --    --         15        --        --          15
Amortization of deferred
 compensation...........           --   --           --    --         --       662        --         662
Net income..............           --   --           --    --         --        --    38,098      38,098
                          -----------  ---   ----------   ---    -------    ------  --------    --------
Balances, January 30,
 2000...................           --   --   31,100,157   $31    $95,964    $ (118) $ 28,686    $124,563
                          ===========  ===   ==========   ===    =======    ======  ========    ========

                See accompanying notes to financial statements.

                               NVIDIA CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                  Year Ended  Month Ended Year Ended  Year Ended
                                 December 31, January 31, January 31, January 30,
                                     1997        1998        1999        2000
                                 ------------ ----------- ----------- -----------
Cash flows from operating
 activities:
 Net income (loss).............    $(3,589)     $1,347      $ 4,130     $38,098
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
  Depreciation and
   amortization................      1,363         219        4,006       9,006
  Stock options granted in
   exchange for lease
   financing and services......        120          --           --          15
  Amortization of deferred
   compensation................        961         360        2,537         662
  Tax benefit from employee
   stock plans.................         --          --           45      10,613
   Changes in operating assets
    and liabilities:
   Accounts receivable.........    (11,446)     (2,912)      (5,234)    (54,043)
   Inventory...................         38        (496)     (28,102)     (9,008)
   Prepaid expenses and other
    current assets.............       (237)       (316)      (1,005)     (5,161)
   Deposits and other assets...        (59)         --         (408)     (3,008)
   Accounts payable............     11,295       3,740       20,418      24,180
   Accrued liabilities.........        373          21        1,746       4,517
                                   -------      ------      -------     -------
     Net cash provided by (used
      in) operating
      activities...............     (1,181)      1,963       (1,867)     15,871
                                   -------      ------      -------     -------
Cash flows used in investing
 activities:
 Purchase of property and
  equipment....................     (2,732)       (163)      (7,899)    (11,589)
                                   -------      ------      -------     -------
Cash flows from financing
 activities:
 Borrowings (payments) under
  line of credit...............         --          --        5,000      (5,000)
 Common stock issued under
  employee stock plans.........        830           6          348       7,677
 Sale of common stock under
  public offering, net of
  issuance costs                        --          --       37,539       5,741
 Issuance and conversion of
  mandatorily convertible
  notes into common stock......         --          --       11,000          --
 Long-term payable related to
  patent license agreement.....         --          --           --         500
 Net proceeds from sale of
  preferred stock..............      7,538          --           --          --
 Payments under capital
  leases.......................     (1,037)       (373)      (1,848)     (1,897)
                                   -------      ------      -------     -------
     Net cash provided by (used
      in) financing
      activities...............      7,331        (367)      52,039       7,021
                                   -------      ------      -------     -------
Change in cash and cash
 equivalents...................      3,418       1,433       42,273      11,303
Cash and cash equivalents at
 beginning of period...........      3,133       6,551        7,984      50,257
                                   -------      ------      -------     -------
Cash and cash equivalents at
 end of period.................    $ 6,551      $7,984      $50,257     $61,560
                                   =======      ======      =======     =======
Cash paid for interest.........    $   267      $   31      $   471     $   332
                                   =======      ======      =======     =======
Cash paid for taxes............    $    --      $   --      $    --     $15,965
                                   =======      ======      =======     =======
Noncash financing and investing
 activities:
 Assets recorded under capital
  lease........................    $ 3,023      $   32      $ 2,245     $ 1,264
                                   =======      ======      =======     =======
 Deferred compensation related
  to grant of common stock
  options......................    $ 4,277      $  361      $    --     $    --
                                   =======      ======      =======     =======
 Repurchase of common stock in
  settlement of accounts
  receivable...................    $    --      $   --      $    --     $ 7,452
                                   =======      ======      =======     =======
 Issuance of common stock in
  connection with long-term
  software license.............    $    --      $   --      $    --     $ 5,000
                                   =======      ======      =======     =======
 Liabilities assumed in
  connection with long-term
  software license.............    $    --      $   --      $    --     $ 5,000
                                   =======      ======      =======     =======

                See accompanying notes to financial statements.

                              NVIDIA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) Organization and Significant Accounting Policies

 Organization

   NVIDIA Corporation (the "Company") designs, develops and markets 3D graphics processors for the PC market. The Company operates primarily in one industry segment in the United States, Asia and Europe. In April 1998, the Company was reincorporated as a Delaware corporation.

 Fiscal Year

   Effective January 1, 1998, the Company changed its fiscal year-end financial reporting period to January 31. The Company elected not to restate its previous reporting periods ending December 31. In addition, effective February 1, 1998, the Company changed its fiscal year end from January 31 to a 52- or 53- week year ending on the last Sunday in January. As a result, the first and fourth quarters of fiscal 1999 are 12- and 14-week periods, respectively, with the remaining quarters being 13-week periods. All four quarters of fiscal 2000 are 13-week periods.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Currently, the Company's cash equivalents consist of $54.3 million invested in money market funds.

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

 Software Development Costs

   Software development costs are expensed as incurred until the technological feasibility of the related product has been established. After technological feasibility is established, any additional software development costs would be capitalized in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 86, Capitalization of Software Development Costs. Through January 30, 2000, the Company's process for developing software was completed concurrently with the establishment of technological feasibility, and, accordingly, no software costs have been capitalized to date. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

 Revenue Recognition

   Revenue from product sales to all customers (excluding distributors) is recognized upon shipment, net of appropriate allowances. The Company's policy on sales to distributors is to defer recognition of sales and related gross profit until the distributors resell the product. Royalty revenue is recognized upon shipment of product by the licensee to its customers. The Company believes that the software sold with its products is incidental to the product as a whole.

                              NVIDIA CORPORATION

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests primarily in money market funds and limits the amount of exposure to any one financial institution. Four customers accounted for approximately 37% of the Company's accounts receivable balance at January 30, 2000. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses.

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

 Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had no other components of comprehensive income other than the reported amounts of net income (loss) in all periods presented.

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

 Reclassifications

   Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income (loss) or stockholders' equity.

                              NVIDIA CORPORATION

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

 Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for mandatorily convertible notes and convertible preferred stock or the treasury stock method for options and warrants. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

                                          Income/(Loss)    Shares     Per Share
                                           (Numerator)  (Denominator)  Amount
                                          ------------- ------------  ---------
                                                (in thousands)
Year ended December 31, 1997
Basic and diluted net loss............       $(3,589)      12,677      $(0.28)
                                             =======       ======      ======
One month ended January 31, 1998
Basic net income......................       $ 1,347       14,141      $ 0.10
Effect of dilutive securities:
   Stock options outstanding..........                      2,531
   Warrants...........................                        101
   Convertible preferred stock........                      9,327
                                             -------       ------
Diluted net income....................       $ 1,347       26,100      $ 0.05
                                             =======       ======      ======
Year ended January 31, 1999
Basic net income......................       $ 4,130       14,565      $ 0.28
Effect of dilutive securities:
   Stock options outstanding..........                      2,906
   Warrants...........................                        116
   Mandatorily convertible notes......                        717
   Convertible preferred stock........                      9,089
                                                           ------
Diluted net income....................       $ 4,130       27,393      $ 0.15
                                             =======       ======      ======
Year ended January 30, 2000
Basic net income......................       $38,098       29,872      $ 1.28
Effect of dilutive securities:
   Stock options outstanding..........                      6,003
   Warrants...........................                         71
   Common stock issuable in connection
   with long-term software license....                        152
                                             -------       ------
Diluted net income....................       $38,098       36,098      $ 1.06
                                             =======       ======      ======

   As of January 31, 1999 and 1998, options to acquire 642,750 and 149,032 shares of common stock with weighted-average exercise prices of $8.86 and $5.50, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the

                              NVIDIA CORPORATION

Company's common shares and, therefore, the effect would be antidilutive. Options to purchase 3,735,458 shares of common stock with a weighted-average exercise price of $1.78, warrants to purchase 158,806 shares of common stock as well as 9,327,087 shares of convertible preferred stock were outstanding for the year ended December 31, 1997 but were not included in the calculation of diluted earnings per share because the Company had a net loss for that year and to do so would have been antidilutive.

(2) Balance Sheet Components

   Certain balance sheet components are as follows:

                                                         January 31, January 30,
                                                            1999        2000
                                                         ----------- -----------
                                                             (in thousands)
Inventory:
Work in-process.........................................   $15,385     $ 6,446
Finished goods..........................................    13,238      31,185
                                                           -------     -------
  Total inventory.......................................   $28,623     $37,631
                                                           =======     =======

   At January 30, 2000, the Company had noncancelable inventory purchase commitments totaling $124.6 million.

                                                         January 31, January 30,
                                                            1999        2000
                                                         ----------- -----------
                                                             (in thousands)
Property and Equipment:
Purchased engineering software..........................   $ 4,102     $17,013
Test equipment..........................................     3,625       8,103
Computer equipment......................................     9,028      14,194
Leasehold improvements..................................       475         878
Office furniture and equipment..........................     1,361       1,142
                                                           -------     -------
                                                            18,591      41,330
Accumulated depreciation and amortization...............    (6,941)    (15,444)
                                                           -------     -------
Property and equipment, net.............................   $11,650     $25,886
                                                           =======     =======

   Assets recorded under capital leases included in property and equipment were $6,637,000 and $6,892,000 as of January 31, 1999 and January 30, 2000,
respectively. Accumulated amortization thereon was $3,238,000 and $5,285,000 as of January 31, 1999 and January 30, 2000, respectively.

                                                         January 31, January 30,
                                                            1999        2000
                                                         ----------- -----------
                                                             (in thousands)
Accrued Liabilities:
Accrued sales and marketing allowances..................   $1,973      $5,377
Other...................................................    3,039       4,152
                                                           ------      ------
  Total accrued liabilities.............................   $5,012      $9,529
                                                           ======      ======

                              NVIDIA CORPORATION

(3) Stockholders' Equity

 Mandatorily Convertible Notes

   Convertible subordinated non-interest bearing notes were issued to three major customers in July and August 1998 for a total of $11.0 million. The notes were subordinated to certain senior indebtedness. On January 15, 1999, the outstanding principal balance of these notes automatically converted into 1,571,429 shares of common stock of the Company at a conversion price equal to $7.00 per share.

 Convertible Preferred Stock

   On January 22, 1999, 9,327,087 shares of preferred stock were automatically converted into common stock upon the completion of the initial public offering of common stock. As of January 31, 2000, there are no shares of preferred stock outstanding and the Company has no current plans to issue any of the authorized preferred stock.

 1998 Equity Incentive Plan

   The Equity Incentive Plan (the "Plan"), as amended and restated on February 17, 1998, provides for the issuance of up to 15,000,000 shares of the Company's common stock to directors, employees and consultants. The Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. Each year on the last day of each fiscal year, starting with the year ending January 31, 1999, the aggregate number of shares of common stock that are available for issuance will automatically be increased by a number of shares equal to five percent (5%) of the Company's outstanding common stock on such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method. In January 2000, the shares of common stock available for issuance were increased by 1,930,962 shares pursuant to this provision.

   Pursuant to the Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

   Options generally expire in 10 years. Vesting periods are determined by the Board of Directors. However, options generally vest ratably over a four year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Options granted prior to December 1997 could be exercised prior to full vesting. Any unvested shares so purchased were subject to a repurchase right in favor of the Company at a repurchase price per share that was equal to the original per share purchase price. The right to repurchase at the original price would lapse at the rate of 25% per year over the four-year period from the date of grant. As of January 30, 2000, there were 499,611 such shares subject to repurchase.

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

                              NVIDIA CORPORATION

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

                                                         Year Ended Year Ended
                                 Year Ended  Month Ended  January    January
                                December 31, January 31,    31,        30,
                                    1997        1998        1999       2000
                                ------------ ----------- ---------- ----------
Net income (loss)--as
 reported......................   $(3,589)     $1,347      $4,130    $38,098
Net income (loss)--pro forma...   $(3,694)     $1,046      $ (256)   $30,697
Basic net income (loss) per
 share--as reported............   $ (0.28)     $ 0.10      $ 0.28    $  1.28
Basic net income (loss)--pro
 forma.........................   $ (0.29)     $ 0.07      $(0.02)   $  1.03
Diluted net income (loss) per
 share--as reported............   $ (0.28)     $ 0.05      $ 0.15    $  1.06
Diluted net income (loss)--pro
 forma.........................   $ (0.29)     $ 0.04      $(0.01)   $  0.85

   The fair value of options granted in fiscal 2000 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, risk free interest rate of 5.84% , expected life for the option of five years and volatility of 70%. The fair value of options granted prior to the initial public offering is estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk free interest rate of 5.0% to 6.5%; expected life for the option of five years; and volatility of 0%. The weighted-average per share fair value of options granted during the year ended 1997, the one month ended January 31, 1998, the years ended January 31, 1999 and January 30, 2000 was approximately $.08, $1.43, $1.74, $1.45 and $13.53, respectively.

                              NVIDIA CORPORATION

The following summarizes the transactions under the equity incentive and non-employee director plans:

                                                                      Shares
                                                         Number      Weighted
                                          Available    of Shares   Average Price
                                          for Grant   Under Option   Per Share
                                          ----------  ------------ -------------
Balances, December 31, 1996.............   3,506,606    2,176,020       0.27
 Authorized.............................   2,000,000           --         --
 Granted................................  (4,950,857)   5,000,857       1.43
 Exercised..............................          --   (2,603,836)      0.32
 Cancelled..............................     868,208     (837,583)      0.29
                                          ----------   ----------
Balances, December 31, 1997.............   1,423,957    3,735,458       1.78
 Authorized.............................          --           --         --
 Granted................................    (605,000)     605,000       5.01
 Exercised..............................          --       (1,125)      3.15
                                          ----------   ----------
Balances, January 31, 1998..............     818,957    4,339,333       2.23
 Authorized.............................   6,878,606           --         --
 Granted................................  (6,592,550)   6,612,550       7.22
 Exercised..............................          --     (202,775)      1.91
 Cancelled..............................   1,692,688   (1,692,688)      6.35
                                          ----------   ----------
Balances, January 31, 1999..............   2,797,701    9,056,420       5.12
 Authorized.............................   1,930,962           --         --
 Granted................................  (3,394,600)   3,394,600      21.60
 Exercised..............................          --   (1,789,469)      3.57
 Cancelled..............................     815,751     (815,751)      6.34
                                          ----------   ----------
Balances, January 30, 2000..............   2,149,814    9,845,800      10.97
                                          ----------   ----------

   In July 1998, the Board of Directors adopted a resolution allowing employees to exchange some or all of their existing unvested options to purchase common stock of the Company for options having an exercise price of $6.30 per share. The repriced options retain the same vesting schedule as the originally issued options, but the repriced options did not become exercisable until July 1999. Options to purchase approximately 1,253,500 shares of common stock were repriced under this program. Stock options held by executive officers and directors were not eligible for such repricing.

   During 1997 and fiscal 2000, the Company granted common stock options within the Plan to consultants for services rendered. The fair value of all option grants to non-employees has been estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield--none; expected life--contractual term; risk free interest rates--6.0% to 6.5%; volatility-- 60%. The estimated fair value of these options was $120,000 and $22,000 in 1997 and fiscal 2000, respectively.

   In 1997, options to purchase 50,000 shares of common stock were granted to an outside investor during the Series D preferred stock offering. In 1998, options to purchase 20,000 shares of common stock were granted to an outside investor. As of January 30, 2000, options to purchase 35,625 shares of common stock were outstanding, of which 2,500 shares were vested.

                              NVIDIA CORPORATION

The following table summarizes information about stock options outstanding as of January 30, 2000:

                                  Options Outstanding                Options Exercisable
                      ------------------------------------------- --------------------------
                                  Weighted Average    Weighted                   Weighted
 Range of Exercise      Number       Remaining        Average       Number       Average
 Prices               Outstanding Contractual Life Exercise Price Exercisable Exercise Price
 -----------------    ----------- ---------------- -------------- ----------- --------------
   $ 0.18 -- $ 1.30      832,798        7.26           $ 0.80        339,708      $ 0.68
     2.64 --   3.15      955,650        7.85             2.83        349,461        2.87
     4.15 --   6.30    2,006,818        8.45             6.08        537,108        5.98
     6.65 --   9.00    2,720,340        8.52             7.48        838,525        7.60
    16.38 --  20.13    1,820,194        9.43            17.93         45,901       17.01
    20.50 --  23.50    1,023,500        9.75            21.45         38,591       20.50
    34.63 --  37.38      486,500        9.89            35.98             --          --
                       ---------                                   ---------
   $ 0.18 -- $37.38    9,845,800        8.70           $10.97      2,149,294      $ 5.77
                       ---------                                   ---------

Employee Stock Purchase Plan

   In February 1998, the Board approved the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), covering an aggregate of 500,000 shares of common stock. The Purchase Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, the offering period for any offering will be no longer than 27 months. Under the plan offering adopted pursuant to the Purchase Plan, each offering period has been set at six months. In June 1999, the plan was amended to increase the number of shares reserved for issuance automatically each year at the end of the Company's fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares of the Company on each date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method, up to a maximum aggregate increase of 6 million shares over the 10-year period. In January 2000, the shares of common stock available for issuance were increased by 772,385 shares pursuant to this provision.

   Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board. Employees who participate in an offering generally can have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board, to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At January 30, 2000, 128,827 shares have been issued under the Purchase Plan and 1,143,558 shares have been reserved for further issuance.

   The fair value of options granted under the Purchase Plan in fiscal 2000 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, risk free interest rate of 5.21% , expected life for the option of 0.5 years and volatility of 70%. The weighted-average fair value of shares granted under the Purchase Plan during the year ended January 30, 2000 was approximately $3.92 per share.

                              NVIDIA CORPORATION

(4) Financial Arrangements, Commitments and Contingencies

 Short-term Borrowings

   In July 1999, the Company entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving loan agreement with a borrowing base equal to 80% of eligible accounts. Borrowings under the line of credit bear interest at the prime rate, which was 8.5% at January 30, 2000, and are due in July 2000. Covenants governing the loan agreement require the maintenance of certain financial ratios. As of January 30, 2000, the Company had no outstanding borrowings against the line of credit.

 Lease Obligations

   The Company leases certain office facilities under operating leases expiring through 2003. Future minimum lease payments under the Company's noncancelable capital and operating leases as of January 30, 2000, are as follows (in thousands):

   Year ending January                                   Operating    Capital
   -------------------                                  ----------- -----------
   2001...............................................    $ 2,614     $2,000
   2002...............................................      2,722        705
   2003...............................................      2,431        418
                                                          -------     ------
   Total payments.....................................    $ 7,767      3,123
                                                          =======
   Less amount representing interest, at rates ranging
    from 8% to 10%....................................                   375
                                                                      ------
   Present value of minimum debt payments.............                 2,748
   Less current portion...............................                 1,786
                                                                      ------
   Long term portion..................................                $  962
                                                                      ======

   The following is an analysis of the property and equipment under capital leases by major classes:

                                                        January 31, January 30,
                                                           1999        2000
                                                        ----------- -----------
                                                            (in thousands)
   Classes of Property and Equipment:
   Computer equipment.................................    $ 4,450     $4,192
   Test equipment.....................................      1,192      1,915
   Software and other.................................        995        785
                                                          -------     ------
                                                            6,637      6,892
   Accumulated depreciation and amortization..........     (3,238)    (5,285)
                                                          -------     ------
   Leased property and equipment, net.................    $ 3,399     $1,607
                                                          =======     ======

   Rent expense for 1997, one month ended January 31, 1998, the years ended January 31, 1999 and January 30, 2000 was approximately $425,000, $52,000, $1,555,000 and $2,501,000, respectively.

 Litigation

   On April 9, 1998, the Company was notified that SGI had filed a patent infringement lawsuit against it in the United States District Court for the District of Delaware. The suit alleged that the sale and use of the Company's RIVA family of 3D graphics processors infringed a United States patent held by SGI. The suit sought unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. In July 1999, the matter settled during trial and it has been dismissed. As part of the settlement, the Company entered into agreements with SGI to create a broad strategic alliance to collaborate on future graphics technologies. As part of the agreements, SGI dismissed its patent infringement suit against the Company

                              NVIDIA CORPORATION
and the Company licensed SGI's 3D graphics patent portfolio. Additionally, SGI agreed to incorporate the Company's graphics technology into new desktop graphics systems and transfer engineering personnel to the Company during the third quarter of fiscal 2000. The Company agreed to pay SGI a total of $3.0 million in nine quarterly installments with the final payment due in May 2001. The rights to patents recorded under other assets are amortized using the straight-line method over five years.

   On May 11, 1998, S3 filed a patent infringement suit against the Company in the United States District Court for the Northern District of California. The suit alleged that the Company's sale of RIVA 128, 128ZX and TNT graphics processors infringed three United States patents owned by S3. The suit sought unspecified damages (including treble damages), an order permanently enjoining further alleged infringement and attorneys' fees. The Company and S3 agreed to settle this case on February 1, 2000, on the basis of mutual patent cross-licenses and on February 7, 2000, the District Court entered a final judgment in the Company's favor, dismissing all of S3's claims.

   On September 21, 1998, 3Dfx filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California alleging infringement of a 3Dfx patent. On March 2, 1999, 3Dfx added a second patent to the suit and on May 24, 1999, 3Dfx added a third patent to the suit. The amended complaint alleges that the Company's RIVA TNT, RIVA TNT2 and RIVA TNT2 Ultra products infringe the patents in suit and seeks unspecified compensatory and trebled damages and attorney's fees. The Company's current generation of products is not identified as infringing any of the patents in suit. The Company has filed an answer and counter-claims asserting that the patents in suit are invalid and not infringed. These assertions are supported by the Company's investigations to date and an opinion from the Company's patent counsel in this suit. The Company anticipates that the trial date will be set by the District Court after it rules on claims construction issues. The Company has and will continue to defend vigorously this suit. In the event of an adverse result in the 3Dfx suit, the Company might be required to do one or more of the following: (i) pay substantial damages (including treble damages); (ii) permanently cease the manufacture and sale of any of the infringing products; (iii) expend significant resources to develop non-infringing products; or (iv) obtain a license from 3Dfx for infringing products.

   In addition to the above litigation, from time to time the Company is subject to claims in the ordinary course of business, none of which in the Company's view, would have a material adverse impact on the Company's business or financial position if resolved unfavorably.

(5) Income Taxes

   The components of income tax expense are as follows:

                               Year Ended  Month Ended Year Ended  Year Ended
                              December 31, January 31, January 31, January 30,
                                  1997        1998        1999        2000
                              ------------ ----------- ----------- -----------
Current:
  Federal....................     $--         $134        $538       $11,624
  State......................      --           --          --           824
                                  ---         ----        ----       -------
  Total current..............      --          134         538        12,448
Deferred:
  Federal....................      --           --        (226)       (3,923)
  State......................      --           --          --        (1,070)
                                  ---         ----        ----       -------
  Total deferred.............      --           --        (226)       (4,993)
Charge in lieu of taxes
 attributable to employer
 stock option plans..........      --           --          45        10,613
                                  ---         ----        ----       -------
  Total income taxes.........     $--         $134        $357       $18,068
                                  ===         ====        ====       =======

                              NVIDIA CORPORATION

   The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as follows:

                                 Year Ended  Month Ended Year Ended Year Ended
                                December 31, January 31,  January    January
                                    1997        1998      31, 1999   30, 2000
                                ------------ ----------- ---------- ----------
   Tax expense (benefit)
    computed at federal
    statutory rate............    $(1,256)      $518      $ 1,570    $19,658
   Loss carryforward..........      1,256       (518)      (1,570)        --
   Alternate Minimum Tax......         --        134          357         --
   State income taxes, net of
    federal tax benefit.......         --         --           --      1,531
   Research and
    experimentation credit....         --         --           --     (1,389)
   Change in valuation
    allowance.................         --         --           --     (4,784)
   Other......................         --         --           --      3,052
                                  -------       ----      -------    -------
     Total income taxes.......    $    --       $134      $   357    $18,068
                                  =======       ====      =======    =======

   The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets are presented below:

                                            January 31, January 31, January 30,
                                               1998        1999        2000
                                            ----------- ----------- -----------
   Net operating loss carryforwards.......    $3,380      $   --      $   --
   Accruals and reserves, not currently
    taken for tax purposes................       228       2,323       4,996
   Research credit carryforwards..........     1,095       1,775          --
   Advances on development contract.......       996         138          --
   Other..................................       383         774         223
                                              ------      ------      ------
   Total gross deferred tax assets........     6,082       5,010       5,219
   Less valuation allowance...............    (6,082)     (4,784)         --
                                              ------      ------      ------
   Net deferred tax assets................    $   --      $  226      $5,219
                                              ======      ======      ======

   The valuation allowance had decreases of $1,298,000 and $4,784,000 for the year ended January 31, 1999 and the year ended January 30, 2000, respectively. Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

(6) Development Agreement

   The Company had a strategic collaboration agreement with ST for the manufacture, marketing, and sale of certain of the Company's products. In 1996, ST paid the Company $2,500,000 for advanced royalty payments and agreed to partially support the research and development and marketing efforts for certain of the Company's products. In connection with this agreement, the Company recorded royalty revenue of $1,791,000, $1,911,000, and $6,824,000, in 1997, the one month ended January 31, 1998, and the year ended January 31, 1999, respectively. Royalty revenue decreased to zero in fiscal 2000 due primarily to reduced sales of RIVA 128 graphics processor and derivative products and disputes with ST regarding payment. The Company does not expect to record or receive royalty revenue from ST in the future. The Company also recorded a reduction to research and development cost of $1,936,000 and a reduction to sales, general and administrative expense of $314,000 in 1997. In January of 1998, ST agreed to forgive the $2,500,000 in advanced royalty payments in exchange for the Company's obligation to provide ST continued development and support on certain products developed through December 31, 1998 which was recorded as a reduction to research and development expense in fiscal 1999. Accordingly, $2,500,000 is included in accrued liabilities at December 31, 1997. The costs incurred under the development agreement approximated the amounts recorded as reduction to expenses.

                              NVIDIA CORPORATION

(7) Long-term Software Licensing Agreement

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

(8) Stock Repurchase Agreement

   In June 1999, the Company repurchased 428,572 shares of the Company's common stock from a major customer in settlement for a portion of then outstanding accounts receivable, in the amount of $7.5 million.

(9) Segment Information

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

                                                           Year Ended Year Ended
                                   Year Ended  Month Ended  January    January
                                  December 31, January 31,    31,        30,
                                      1997        1998        1999       2000
                                  ------------ ----------- ---------- ----------
   U.S..........................    $29,071      $13,331    $120,788   $103,609
   Asia Pacific.................         --           --      29,649    208,832
   Europe.......................         --           --       7,800     62,064
                                    -------      -------    --------   --------
   Total revenue................    $29,071      $13,331    $158,237   $374,505
                                    =======      =======    ========   ========

   Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                                   Year Ended  Month Ended Year Ended Year Ended
                                  December 31, January 31,  January    January
                                      1997        1998      31, 1999   30, 2000
                                  ------------ ----------- ---------- ----------
   Sales
     Customer A..................      63%          59%        35%         3%
     Customer B..................      31%          39%        27%        15%
     Customer C..................      --           --         13%        17%
     Customer D..................      --           --         12%         2%
     Customer E..................      --           --         --         15%
     Customer F..................      --           --          4%        10%

                                   As of            As of            As of
                              January 31, 1998 January 31, 1999 January 30, 2000
                              ---------------- ---------------- ----------------
   Accounts Receivable
     Customer A..............        57%              19%              --
     Customer B..............        43%              28%               4%
     Customer C..............        --               18%              15%
     Customer D..............        --               14%              --
     Customer E..............        --               --               12%
     Customer F..............        --               --                6%
     Customer G..............        --               --               13%

                              NVIDIA CORPORATION

(10) Quarterly Summary (Unaudited)
   (in thousands, except per share data)

                                                  Quarters Ended
                         ------------------------------------------------------------------
                          April    July     Oct.    Jan.                    Oct.
                           26,      26,      25,     31,   May 2,  Aug. 1,   31,   Jan. 30,
                          1998     1998     1998    1999    1999    1999    1999     2000
                         -------  -------  ------- ------- ------- ------- ------- --------
Statement of Operations
 Data:
Revenue................. $28,263  $12,134  $52,303 $65,537 $71,018 $78,017 $97,015 $128,455
Cost of revenue.........  20,873   12,961   33,566  42,346  45,946  49,625  60,195   79,809
Gross profit (loss).....   7,390     (827)  18,737  23,191  25,072  28,392  36,820   48,646
Net income (loss).......  (1,021)  (9,652)   7,141   7,662   6,261   6,686  10,564   14,587
Basic net income (loss)
 per share.............. $  (.07) $  (.68) $   .50 $   .48 $   .21 $   .23 $   .35 $    .47
Diluted net income
 (loss)
 per share.............. $  (.07) $  (.68) $   .26 $   .27 $   .18 $   .19 $   .29 $    .39

(11) Subsequent Events

   On March 5, 2000, the Company entered into an agreement with Microsoft in which the Company agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. The agreement provides that in April 2000, Microsoft will pay the Company $200 million as an advance against graphics chip purchases and for licensing the Company's technology. Microsoft may terminate the agreement at any time and if termination occurs prior to offset in full of the advance payments, the Company would be required to return to Microsoft up to $100 million of the prepayment and to convert the remainder into preferred stock of the Company at a 30% premium to the 30-day average trading price of the common stock. The graphics chip and the game console contemplated by the agreement is highly complex and development and release of the Microsoft product and its commercial success are dependent upon a number of factors, many of which the Company cannot control. There can be no assurance that the Company will be successful in developing the graphics chip for use by Microsoft or that the product will be developed or released, or if released, will be commercially successful.

                               NVIDIA CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                          Additions
                                           Charged                       Balance
                                 Balance  to Costs  Charged              at End
                                Beginning    and    to Other               of
                                of Period Expenses  Accounts Deductions  Period
          Description           --------- --------- -------- ----------  -------
Year ended January 30, 2000
 Allowance for sales returns
  and allowances...............  $2,627     4,546       --     3,081(1)  $4,092
                                 ======     =====     ====     =====     ======
 Allowance for doubtful
  accounts.....................  $   --     2,395       --        44(2)  $2,351
                                 ======     =====     ====     =====     ======
Year ended January 31, 1999
 Allowance for sales returns
  and allowances...............  $  349     6,261       --     3,983(1)  $2,627
                                 ======     =====     ====     =====     ======
One Month ended January 31,
 1998
 Allowance for sales returns
  and allowances...............  $  100       249       --        --     $  349
                                 ======     =====     ====     =====     ======
Year ended December 31, 1997
 Allowance for sales returns
  and allowances...............  $   --       100       --        --     $  100
                                 ======     =====     ====     =====     ======

--------
(1) Represents amounts written off against the allowance for sales returns.
(2) Uncollectible accounts written off.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2000.

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

             Signature                           Title                    Date
             ---------                           -----                    ----
  /s/ Jen-Hsun Huang                 President, Chief Executive      March 10, 2000
____________________________________ Officer and Director
   Jen-Hsun Huang                    (Principal Executive
                                     Officer)
  /s/ Christine B. Hoberg            Chief Financial Officer         March 10, 2000
____________________________________
   Christine B. Hoberg
          /s/ Tench Coxe             Director                        March 10, 2000
____________________________________
             Tench Coxe
  /s/ James C. Gaither               Director                        March 10, 2000
____________________________________
   James C. Gaither
  /s/ Harvey C. Jones, Jr.           Director                        March 10, 2000
____________________________________
   Harvey C. Jones, Jr.
  /s/ William J. Miller              Director                        March 10, 2000
____________________________________
   William J. Miller
  /s/ A. Brooke Seawell              Director                        March 10, 2000
____________________________________
   A. Brooke Seawell
        /s/ Mark A. Stevens          Director                        March 10, 2000
____________________________________
          Mark A. Stevens