Form 10-Q
period 2000-04-30
NVIDIA CORP/CA
filed 2000-06-14
CIK 1045810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                 For the quarterly period ended April 30, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of June 5, 2000 was 32,221,953 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS
                         PART I: FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 Item 1. Condensed Financial Statements (unaudited)

         Condensed Balance Sheets as of April 30, 2000 and January 30,
         2000...........................................................     3

         Condensed Statements of Income for the three months ended April
         30, 2000 and May 2, 1999.......................................     4

         Condensed Statements of Cash Flows for the three months ended
         April 30, 2000 and May 2, 1999.................................     5

         Notes to Condensed Financial Statements........................     6

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    14

                            PART II: OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    25

 Item 2. Changes in Securities and Use of Proceeds......................    25

 Item 6. Exhibits and Reports on Form 8-K...............................    25

 Signature...............................................................   26

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

                               NVIDIA CORPORATION

                            CONDENSED BALANCE SHEETS

                                                           April
                                                            30,     January 30,
                                                            2000       2000
                                                          --------  -----------
                                                             (In thousands)
                                                              (Unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $269,800   $ 61,560
  Accounts receivable, less allowances of $8,246 at April
   30, 2000 and $6,443 at January 30, 2000...............   71,998     67,224
  Inventory..............................................   55,241     37,631
  Prepaid expenses and other current assets..............   16,187      6,760
                                                          --------   --------
    Total current assets.................................  413,226    173,175
Property and equipment, net..............................   30,443     25,886
Deposits and other assets................................    4,122      3,189
                                                          --------   --------
                                                          $447,791   $202,250
                                                          ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable....................................... $ 68,527   $ 64,910
  Accrued liabilities....................................   14,321      9,529
  Current portion of capital lease obligations...........    1,550      1,786
                                                          --------   --------
    Total current liabilities............................   84,398     76,225
Capital lease obligations, less current portion..........      697        962
Deferred revenue.........................................  200,000        --
Long-term payable........................................      250        500
Stockholders' equity:
  Common stock...........................................       32         31
  Additional paid-in capital.............................  115,506     95,964
  Deferred compensation..................................      (65)      (118)
  Retained earnings......................................   46,973     28,686
                                                          --------   --------
    Total stockholders' equity...........................  162,446    124,563
                                                          --------   --------
                                                          $447,791   $202,250
                                                          ========   ========

           See accompanying notes to condensed financial statements.

                               NVIDIA CORPORATION

                         CONDENSED STATEMENTS OF INCOME

                                                Three Months Ended
                                       ---------------------------------------
                                         April 30, 2000        May 2, 1999
                                       -------------------- ------------------
                                       (In thousands, except per share data)
                                                    (Unaudited)
Revenue............................... $           148,483  $           71,018
Cost of revenue.......................              92,975              45,946
                                       -------------------  ------------------
Gross profit..........................              55,508              25,072
                                       -------------------  ------------------
Operating expenses:
  Research and development............              17,830               8,785
  Sales, general and administrative...              12,114               7,284
                                       -------------------  ------------------
    Total operating expenses..........              29,944              16,069
                                       -------------------  ------------------
Operating income......................              25,564               9,003
Interest and other income, net........               1,328                 342
                                       -------------------  ------------------
Income before income tax expense......              26,892               9,345
Income tax expense....................               8,605               3,084
                                       -------------------  ------------------
Net income............................ $            18,287  $            6,261
                                       ===================  ==================
Basic net income per share............ $              0.58  $             0.21
                                       ===================  ==================
Diluted net income per share.......... $              0.47  $             0.18
                                       ===================  ==================
Shares used in basic per share
 computation..........................              31,680              29,277
Shares used in diluted per share
 computation..........................              38,889              35,454


           See accompanying notes to condensed financial statements.

                               NVIDIA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                          --------------------
                                                          April 30,   May 2,
                                                            2000       1999
                                                          ---------- ---------
                                                            (In thousands)
                                                              (Unaudited)
Cash flows from operating activities:
  Net income............................................  $  18,287  $   6,261
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization.........................      3,048      1,458
  Amortization of deferred compensation.................         53        259
  Tax benefit from employee stock plans.................     13,977         43
  Changes in operating assets and liabilities:
    Accounts receivable.................................     (4,774)   (13,566)
    Inventory...........................................     17,610     13,430
    Prepaid expenses and other current assets...........     (9,427)      (561)
    Deposit and other current assets....................     (1,087)       (20)
    Accounts payable....................................      3,367     (8,221)
    Accrued liabilities.................................      4,792      4,277
                                                          ---------  ---------
Net cash provided by operating activities...............     10,626      3,360
                                                          ---------  ---------
Cash flows used in investing activities:
  Purchase of property and equipment....................     (7,451)    (2,483)
                                                          ---------  ---------
Cash flows from financing activities:
  Payments under line of credit.........................        --      (5,000)
  Common stock issued under employee stock plans........      5,566        120
  Advance in connection with Microsoft agreement........    200,000        --
  Sale of common stock under public offering, net of
   issuance costs.......................................        --       5,810
  Payments under capital leases.........................       (501)      (241)
                                                          ---------  ---------
Net cash provided by financing activities...............    205,065        689
                                                          ---------  ---------
Change in cash and cash equivalents.....................    208,240      1,566
Cash and cash equivalents at beginning of period........     61,560     50,257
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $ 269,800  $  51,823
                                                          =========  =========
Cash paid for interest..................................  $      51  $      77
                                                          =========  =========
Cash paid for taxes.....................................  $      71  $     834
                                                          =========  =========
Noncash financing and investing activities:
  Assets recorded under capital lease...................  $     --   $      16
                                                          =========  =========
  Liabilities assumed in connection with long-term
   software license.....................................  $     --   $  10,000
                                                          =========  =========

           See accompanying notes to condensed financial statements.

                               NVIDIA CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (In thousands)

1. Basis of presentation

   The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2000.

2. Net income per share

   Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for convertible preferred stock or the treasury stock method for options and warrants.

                                                                Three Months
                                                                   Ended
                                                              ----------------
                                                              April 30, May 2,
                                                                2000     1999
                                                              --------- ------
   Denominator:
     Denominator for basic net income per share--weighted-
      average shares.........................................  31,680   29,277
     Effect of dilutive securities:
       Stock options outstanding.............................   7,209    6,035
       Warrants..............................................     --       142
                                                               ------   ------
     Denominator for diluted net income per share............  38,889   35,454
                                                               ======   ======

3. Comprehensive income

   The Company had no other components of comprehensive income other than the reported amounts of net income.

4. Inventory

                                                              April
                                                               30,   January 30,
                                                              2000      2000
                                                             ------- -----------
   Work in-process.......................................... $ 6,711   $ 6,446
   Finished goods...........................................  48,530    31,185
                                                             -------   -------
     Total inventory........................................ $55,241   $37,631
                                                             =======   =======

   At April 30, 2000, the Company had noncancelable inventory purchase commitments totaling $122.3 million.

                               NVIDIA CORPORATION

                                  (Unaudited)
                                 (In thousands)


5. Segment Information

   The Company operates in a single industry segment: the design, development and marketing of 3D graphics processors for the entire desktop personal computer or PC market, from professional workstations to low-cost PCs. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The following table summarizes geographic information on net sales:

                                                            Three Months Ended
                                                           ----------------------
                                                           April 30,
                                                             2000     May 2, 1999
                                                           ---------  -----------
   United States.......................................... $ 14,845     $34,827
   Asia Pacific...........................................  109,885      31,321
   Europe.................................................   23,753       4,870
                                                           --------     -------
     Total revenue........................................  148,483      71,018
                                                           ========     =======

   Revenue to significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

                                                            Three Months Ended
                                                           ----------------------
                                                           April 30,
                                                             2000     May 2, 1999
                                                           ---------  -----------
   Sales
     Customer A...........................................      --          13%
     Customer B...........................................      --          27%
     Customer C...........................................       12%        20%
     Customer D...........................................      --          10%
     Customer E...........................................       23%        10%
     Customer F...........................................       11%         9%
                                                                   As of
                                                           ----------------------
                                                           April 30,  January 30,
                                                             2000        2000
                                                           ---------  -----------
   Accounts receivable
     Customer C...........................................      18%         15%
     Customer E...........................................      22%         12%
     Customer G...........................................      16%         13%

6. Long-term Software Licensing Agreement

   On April 12, 1999, the Company entered into a $10.0 million five-year software licensing agreement with a supplier in the electronic design automation industry. Under this agreement, the $10.0 million is due in two installments. The first installment was settled in June 1999 for 243,902 shares of the Company's common stock valued at $5.0 million. The second installment was settled in cash on March 31, 2000.

                               NVIDIA CORPORATION

                                  (Unaudited)
                                 (In thousands)


7. Microsoft Agreement

   On March 5, 2000, the Company entered into an agreement with Microsoft pursuant to which the Company agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. In April 2000, Microsoft paid the Company $200 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, the Company would be required to return to Microsoft up to $100 million of the prepayment and to convert the remainder into preferred stock of the Company at a 30% premium to the 30-day average trading price of its common stock immediately preceding Microsoft's termination of the agreement. In addition, in the event that an individual or corporation makes an offer to purchase shares equal or greater than thirty percent (30%) of the outstanding shares of the Company's common stock, Microsoft has first and last rights of refusal to purchase the stock. The graphics chip contemplated by the agreement is highly complex, and the development and release of the Microsoft product and its commercial success are dependent upon a number of factors, many of which the Company cannot control. The Company cannot guarantee that it will be successful in developing the graphics chip for use by Microsoft or that the product will be developed or released, or if released, will be commercially successful.

8. Subsequent Events

   In May 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock, to be effected in the form of a 100% stock dividend. The stock split will entitle each stockholder of record at the close of business on June 12, 2000 to receive one additional share for every outstanding share of common stock held. The transfer agent for the Company expects to deliver the additional shares resulting from the stock split on or about June 26, 2000. Upon completion of the stock split, the Company will have approximately 64 million shares of common stock outstanding.

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

Overview

   We design, develop and market a "top-to-bottom" family of award-winning 3D graphics processors, graphics processing units or GPUs and related software that set the standard for performance, quality and features for every type of desktop PC user, from professional workstations to low-cost PCs. In the first quarter of fiscal 2000, we began commercial shipment of the RIVA TNT2 family of graphics processors. During the third quarter of fiscal 2000, we launched the NVIDIA GeForce 256 and NVIDIA Quadro, the industry's first GPUs, which are the first products to incorporate transform and lighting into a single chip. In the first quarter of fiscal 2001, we introduced the GeForce2 GTS, the first per-pixel shading GPU intended to achieve cinematic-quality real-time graphics for the desktop PC market. The GeForce 256, Quadro and GeForce2 GTS GPUs provide the capability for content developers to build a new generation of e-commerce, e-business, education and entertainment applications. We expect that a significant portion of our revenue for the foreseeable future will be derived from the sale of our 3D graphics processors in the PC market. We recognize product sales revenue upon shipment, net of appropriate allowances. Our policy on sales to distributors is to defer recognition of sales and related gross profit until the distributors resell the product. Royalty revenue is generally recognized upon shipment of product to the licensee's customers. Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Since we have no other product line, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the PC market.

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers, primarily ASUSTeK Computer Inc., Canopus Corporation, Creative Technology Ltd., ELSA AG, and Guillemot Corporation and contract electronics manufacturers or CEMs, including Celestica Hong Kong Ltd., Intel Corporation, Mitac International Corporation, Micro-Star International Co., Ltd., or MSI, SCI Systems, Inc., and VisionTek, Inc.. These manufacturers incorporate our processors in the boards they sell to PC original equipment manufacturers or OEMs, retail outlets and systems integrators. The average selling prices for our products, as well as our customers' products, vary by distribution channel. Our three largest customers accounted for approximately 46% of revenues for the first quarter of fiscal 2001. Sales to Edom Technology Co., Ltd., an Asian distributor, accounted for 23%, sales to Creative accounted for 12%, and sales to ASUSTeK accounted for 11% of our total revenue for the first quarter of fiscal 2001. Sales to Diamond Multimedia Systems, Inc. accounted for 27%, sales to Creative accounted for 20%, sales to STB Systems, Inc. accounted for 13%, sales to Intel accounted for 10% and sales to Edom accounted for 10% of our total revenue for the first quarter of fiscal 2000. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future. In October 1999, S3 Incorporated, a supplier of graphics processors and a competitor, completed the acquisition of Diamond. Following the acquisition, our sales to Diamond declined significantly to less than 1% of total revenue in the first quarter of fiscal 2001 from 26% of total revenue in the first quarter of fiscal 2000. Diamond is no longer one of our significant customers. 3Dfx Interactive, Inc., a 3D graphics company and a competitor, completed the acquisition of STB in May

1999. Sales to STB declined significantly from prior levels following the merger and our relationship terminated in the fourth quarter of fiscal 2000. The loss of business from Diamond and STB has not had a material impact on our revenues and profitability to date.

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles in the high end will remain short and average selling prices will continue to decline. In particular, average selling prices and gross margins are expected to decline as each product matures. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year for the high end, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels in order to be included in new system configurations, or we must timely introduce new products with such performance characteristics at costs and in sufficient volumes to maintain overall average selling prices and gross margins. Failure to achieve necessary costs and volume shipments with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins, reduced demand for products or loss of market share.

   We currently utilize Taiwan Semiconductor Manufacturing Company, or TSMC, our primary manufacturer, and WaferTech LLC (a joint venture controlled by TSMC) to produce semiconductor wafers, and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of a new manufacturer. The level of finished goods inventory we maintain may fluctuate and therefore a manufacturing disruption experienced by these manufacturers would impact the production of our products, which could harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products.

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

                                                        Three Months Ended
                                                        ----------------------
                                                        April 30,    May 2,
                                                           2000       1999
                                                        ----------   ---------
Revenue................................................       100.0%     100.0%
Cost of revenue........................................        62.6       64.7
                                                          ---------  ---------
Gross profit...........................................        37.4       35.3
Operating expenses:
  Research and development.............................        12.0       12.4
  Sales, general and administrative....................         8.2       10.2
                                                          ---------  ---------
    Total operating expenses...........................        20.2       22.6
                                                          ---------  ---------
    Operating income...................................        17.2       12.7
Interest and other income, net.........................         0.9        0.4
                                                          ---------  ---------
Income before income tax expense.......................        18.1       13.1
Income tax expense.....................................         5.8        4.3
                                                          ---------  ---------
    Net income.........................................        12.3%       8.8%
                                                          =========  =========

Three Months Ended April 30, 2000 and May 2, 1999

 Revenue

   Revenue increased 109% to $148.5 million in the three months ended April 30, 2000 from $71.0 million in the three months ended May 2, 1999. The growth was primarily the result of increased sales of our graphics processors and the strong demand for new products at higher unit average selling prices. Revenue derived from the bundling of double data rate memories with a portion of our new GeForce 256 GPU totaled $19.4 million in the first quarter of fiscal 2001. Revenue from sales outside of the United States accounted for 90% of total revenue for the first quarter of fiscal 2001 and 51% of total revenue for the first quarter of fiscal 2000. Our international revenue increased 269% to $133.6 million for the quarter from $36.2 million a year ago. This increase in revenue from sales outside of the United States is primarily attributable to
(i) expanded use of CEMs and add-in board manufacturers located outside of the United States, and (ii) increased demand for our products in the Asia Pacific and European regions. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially shipped. The portion of revenue derived from foreign CEMs and add-in board manufacturers attributable to end customers in the U.S. is not separately disclosed. Although we achieved substantial growth in product revenue from the first quarter of fiscal 2000 to the same period in fiscal 2001, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors generally may also accelerate as the market develops and competition increases.

 Gross Profit

   Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin in any period varies depending on the mix of types of graphics processors sold. Gross profit increased 121% from the first quarter of fiscal 2000 to the same period of fiscal 2001, primarily due to significant increases in unit shipments and the favorable impact of the higher margin GeForce 256 and GeForce2 GTS graphics processing units, partially offset by declining profit margins in our previous generation products. We began the bundling of double data rate memories with our GeForce processors in the second half of fiscal 2000. The inclusion of the double date rate memories has reduced the gross margin percentage but has no incremental impact on absolute margin dollars, as they are sold at cost. We expect to continue bundling double date rate memories with some of our high-performance products for at least the next six months. Although we achieved substantial growth in gross profit and gross profit margin from the first quarter of fiscal 2000 to the same period of fiscal 2001, we do not expect to sustain these rates of growth in future periods.

 Operating Expenses

   Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. Research and development expenses increased by 103% from the first quarter of fiscal 2000 to the same period of fiscal 2001, primarily due to additional personnel and related engineering costs to support development of our next generation products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to increased complexity and the number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and our level of revenue fluctuates.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased 66% from the first quarter of fiscal 2000 to the same period of fiscal 2001, primarily due to costs associated with additional personnel, commissions and bonuses on sales of the RIVA TNT2 and GeForce 256 graphics processors, and increased promotional expenses associated with GeForce2 GTS product launch and trade show expenses. We expect sales and marketing expenses to continue to increase in absolute dollars as we expand sales and marketing efforts and increase promotional activities. While we expect sales, general and administrative expenses to continue to increase in absolute dollars as we expand our operations, we do not expect significant changes in these expenses as a percentage of revenue in future periods.

 Interest and Other Income, Net

   Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations. Interest expense increased slightly by $86,000. Interest and other income increased $897,000 from the first quarter of fiscal 2000 to the same period of fiscal 2001, due to higher average cash balances as a result of a $200 million advance received from Microsoft in connection with our development agreement with Microsoft.

 Income Taxes

   We had an effective tax rate of 32% in the first quarter of fiscal 2000 and the same period of fiscal 2001. We anticipate our income tax rates for fiscal 2001 will be relatively constant, depending on the income tax attributable to foreign operations and availability of research and experimentation credits.

 Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $259,000 in the first quarter of fiscal 2000 and $53,000 in the first quarter of fiscal 2001. We anticipate total amortization of approximately $113,000 in fiscal 2001.

Liquidity and Capital Resources

   As of April 30, 2000, we had $269.8 million in cash and cash equivalents, an increase of $208.2 million from the end of fiscal 2000. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $122.3 million of noncancelable manufacturing commitments outstanding at April 30, 2000.

   In July 1999, we entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving loan agreement with a borrowing base equal to 80% of eligible accounts. Borrowings under the line of credit bear interest at the prime rate and are due in July 2000. Covenants governing the loan agreement require the maintenance of certain financial ratios. As of April 30, 2000, we had no outstanding borrowings against the line of credit.

   Operating activities generated cash of $10.6 million during the first quarter of fiscal 2001 and $3.4 million during the first quarter of fiscal 2000. The increase from the first quarter of fiscal 2000 to the same period of fiscal 2001 was due to a substantial increase in net income, offset by changes in operating assets and liabilities. Our accounts receivable are highly concentrated. As of April 30, 2000,our three largest customers accounted for approximately 56% of our accounts receivable. Although we have not experienced any significant bad debt write-offs to date, we may be required to write off bad debt in the future, which could harm our business.

   To date, our investing activities have consisted primarily of purchases of property and equipment. Our capital expenditures, including capital leases, decreased from $12.5 million in the first quarter of fiscal 2000 to $7.5 million in the first quarter of fiscal 2001. The decrease was primarily attributable to a $10.0 million obligation in the first quarter of fiscal 2000 pursuant to a long-term licensing agreement with an electronic design automation supplier, offset by additional purchases of computer and emulation equipment, to support increased research and development activities in the first quarter of fiscal 2001. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $30.0 million for capital expenditures in fiscal 2001, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, enterprise resource planning system implementation and tenant improvements in our new headquarter facility.

   In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. Our new complex will comprise four buildings, representing approximately 500,000 total square feet. We expect the first phase of two buildings consisting of approximately 250,000 square feet to be completed in June 2001, the second phase of one building consisting of approximately 125,000 square feet to be completed in July 2001 and the last phase to be completed in March 2002. The leases expire in 2012 and include two seven-year renewals at our option. Future minimum lease payments under these operating leases total approximately $240 million over the terms of the leases.

   Financing activities provided cash of $205.1 million in the first quarter of fiscal 2001, compared to $689,000 in the first quarter of fiscal 2000. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. In April 2000, Microsoft paid us $200 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100 million of the prepayment and to convert the remainder into shares of our preferred stock at a 30% premium to the 30-day average trading price of our common stock immediately preceding the termination.

   We believe that our existing cash balances, anticipated cash flows from operations and existing credit facilities, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we may need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business.

Year 2000 Compliance

   The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software like this may recognize a date using "00" as the year 1900 rather than the year 2000. Although we have not experienced any significant Year 2000 problems to date, there remains the possibility that such problems may arise.

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

Exchange Rate Risk

   We consider our exposure to foreign exchange rate fluctuations to be minimal. Currently, all of our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and therefore are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in foreign currency exchange rates could harm our business in the future.

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

  . demand and market acceptance for our products and/or customers' products;

  . the successful development and volume production of next-generation products;

  . new product announcements or product introductions by our competitors;

  . our ability to introduce new products in accordance with OEM design requirements and design cycles;

  . changes in the timing of product orders due to unexpected delays in the introduction of products of our customers' products;

  . fluctuations in the availability of manufacturing capacity or manufacturing yields;

  . competitive pressures resulting in lower than expected average selling prices;

  . rates of return in excess of that forecasted or expected due to quality issues;

  . the rescheduling or cancellation of customer orders;

  . the loss of a key customer or the termination of a strategic relationship;

  . seasonal fluctuations associated with the PC market;

  . substantial disruption in our suppliers' operations, either as a result of a natural disaster, equipment failure or other cause;

  . supply constraints for and the changes in the cost of the other components incorporated into our customers' products, including memory devices;

  . our ability to reduce the manufacturing costs of our products;

  . legal and other costs related to defending intellectual property;

  . unexpected inventory write-downs; and

  . introduction of enabling technologies to keep pace with faster generations of processors and controllers.

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

  . price our products competitively; and

  . introduce the products to the market within the limited window for PC
    OEMs and add-in board manufacturers.

   As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:

  . proper new product definition;

  . timely completion and introduction of new product designs;

  . the ability of TSMC, WaferTech, and any additional third-party manufacturers to effectively manufacture our new products;

  . the quality of any new products;

  . differentiation of new products from those of our competitors; and

  . market acceptance of our and our customers' products.

   Our strategy is to utilize the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by PC OEMs, add-in board manufacturers and consumers of 3D graphics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the PC OEMs' design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new 3D graphics products would harm our business.

 Our failure to identify new product opportunities or to develop new products may result in production delays.

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our 3D graphics processors to decline as each product matures and as unit volumes increase. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins, and reduced demand for products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, either of which would harm our business.

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

  . permanently cease the manufacture and sale of any of the infringing products;

  . expend significant resources to develop non-infringing products; or

  . obtain a license from 3Dfx for infringing products.

   We have in the past been subject to patent infringement suits with SGI and S3 Incorporated, both of which were settled and resulted in cross-licenses and, in the case of SGI, payments by us.

 We may be unable to adequately protect our intellectual property.

   We rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. We own 30 issued United States patents, have three United States patent applications allowed, and have 36 United States patent applications pending. Our issued patents have expiration dates from April 14, 2015 to March 30, 2018. Our issued patents and pending patent applications relate to technology developed by us in connection with the development of our 3D graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents of others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross-license of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

 Our failure to achieve one or more design wins would harm our business.

   Our future success will depend in large part on achieving design wins, which entails having our existing and future products chosen as the 3D graphics processors for hardware components or subassemblies designed by PC OEMs and motherboard and add-in board manufacturers. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, generally based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. Our failure to achieve one or more design wins would harm our business. The process of being qualified for inclusion in a PC OEM's product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could harm our business.

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

   In fiscal 2000, we derived all of our revenue from the sale of products for use in PCs. In the first quarter of fiscal 2001, we derived all of our revenue from the sale of products for use in the entire desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive substantially all of our revenue from the sale or license of products for use in PCs in the next several years. The PC market is characterized by rapidly changing technology; evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

   We have only a limited number of customers and our sales are highly concentrated. We primarily sell our products to add-in board and motherboard manufacturers and CEMs, which incorporate graphics products in the boards they sell to PC OEMs. Sales to add-in board manufacturers and CEMs are primarily dependent on achieving design wins with leading PC OEMs. The number of add-in board manufacturers and CEMs and leading PC OEMs is limited. We expect that a small number of add-in board manufacturers and CEMs directly, and a small number of PC OEMs indirectly, will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, our business could be harmed by the loss of business from PC OEMs or add-in board manufacturers and CEMs. In addition, revenue from add-in board manufacturers, motherboard manufacturers, CEMs and PC OEMs that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period. In October 1999, S3, a supplier of graphics processors and a competitor, completed the acquisition of Diamond, one of our largest customers. Following the consummation of the acquisition, our sales to Diamond declined significantly to less than 1% of total revenue in the first quarter of fiscal 2001 from 26% of total revenue in the first quarter of fiscal 2000. 3Dfx, a 3D graphics company and a competitor, completed the acquisition of STB in May 1999. Sales to STB, another one of our largest customers, declined significantly from prior levels following the acquisition and our relationship with STB terminated in the fourth quarter of fiscal 2000.

   Our business may be harmed by instability in Asia due to the concentration of customers who are located or have substantial operations in Asia, including Taiwan. The People's Republic of China and Taiwan have in the past experienced and currently are experiencing strained relations. A worsening of these relations or the development of hostilities between the two could result in disruptions in Taiwan and possibly other areas of Asia, which could harm our business. While we believe political instability in Asia has not adversely affected our business, because of our reliance on companies with operations in Asia, continued economic and political instability in Asia might harm us.

 We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

   Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of April 30, 2000, we had 462 employees as compared to 392 employees as of January 30, 2000. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

   We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC and WaferTech to produce our semiconductor wafers and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may be unable to meet our near-term or long-term manufacturing requirements. We obtain manufacturing services on a purchase order basis and TSMC has no obligation to provide us with any specified minimum quantities of product. TSMC fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice. Because the lead time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC and any other manufacturers used by us to ensure adequate product supply to respond to customer demand.

   In September 1999, a significant earthquake in Taiwan contributed to a temporary shortage of graphics processors in the third and fourth quarters of fiscal 2000. Because of our reliance on TSMC, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People's Republic of China and Taiwan. Furthermore, any substantial disruption in our suppliers' operations, either as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could harm our business.

   We are dependent primarily on TSMC and we expect in the future to continue to be dependent upon third-party manufacturers to do the following:

  .produce wafers of acceptable quality and with acceptable manufacturing yields;

  . deliver those wafers to us and our independent assembly and testing subcontractors on a timely basis; and;

  .allocate to us a portion of their manufacturing capacity sufficient to meet our needs.

   Our wafer requirements represent a significant portion of the total production capacity of TSMC. Although our products are designed using TSMC's process design rules, TSMC may be unable to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, TSMC may not continue to devote resources to the production of our products, or to advance the process design technologies on which the manufacturing of our products is based. Any difficulties like these would harm our business.

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

   Our strategy is to utilize the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We have migrated to the .18 micron technology with the GeForce2 GTS GPUs, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

 The 3D graphics industry is highly competitive and we may be unable to compete.

   The market for 3D graphics processors for PCs in which we compete is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of graphics processors and total system costs of add-in boards and motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than our 3D graphics processors or may provide better performance or additional features not provided by our products.

   Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

  . suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc., Matrox Electronics Systems Ltd. and S3;

  . suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems and Via Technologies;

  . companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs Inc., Ltd., SGI, Evans and Sutherland Computer Corporation and Intergraph Corporation; and

  .companies with strength in the video game market, such as 3Dfx and VideoLogic Group plc.

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

  . maintain its position as the largest manufacturer of PC microprocessors;

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

   Our graphics processors are assembled and tested by Amkor Technology Inc., Siliconware Precision Industries Company Ltd., ChipPAC Incorporated and Advanced Semiconductor Engineering based in Asia. Because we rely on Asian assembly and test subcontractors, our business may be harmed by political instability in Asia, including the worsening of the strained relations between The People's Republic of China and Taiwan. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

 We are subject to risks associated with product defects and incompatibilities.

   Products as complex as ours may contain defects or failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered software defects and incompatibilities with customers' hardware in certain of our products and may experience delays or lost revenue to correct any new defects in the future. Errors in new products or releases after commencement of commercial shipments could result in loss of market share or failure to achieve market acceptance. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. The widespread production and distribution of defective products could harm our business.

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

  . the burdens of complying with a variety of foreign laws; and

  . other factors beyond our control.

   We also are subject to general political risks in connection with our international trade relationships. In addition, the laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent, as do the laws of the United States. This makes the possibility of piracy of our technology and products more likely. Currently, all of our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and to date we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

 The semiconductor industry is cyclical in nature.

   The semiconductor industry historically has been characterized by the following factors:

  . rapid technological change;

  . cyclical market patterns;

  . significant average selling price erosion;

  . fluctuating inventory levels;

  . alternating periods of overcapacity and capacity constraints; and

  . variations in manufacturing costs and yields and significant expenditures for capital equipment and product development.

   In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of average selling prices. We may experience substantial period-to-period fluctuations in results of operations due to general semiconductor industry conditions.

 Failure in implementation of our enterprise resource planning system could adversely affect our operations.

   In December 1999, we began the implementation of an SAP A.G. system as our enterprise resource planning, or ERP, system to replace our information systems in business, finance, operations and service. The implementation is expected to occur in phases throughout fiscal 2001. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. There is no assurance that we will be successful in the implementation of our ERP system. Delays in the implementation, system failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be adversely affected if we encounter unforeseen problems with respect to this implementation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

   On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against us in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleges that we improperly solicited and recruited Matrox employees and encouraged Matrox employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox seeks, among other things, certain injunctive relief. We believe that the claims asserted by Matrox are without merit and we intend to vigorously defend this suit.

   On May 19, 2000, we filed suit against Matrox in Santa Clara County Superior Court alleging that Matrox's efforts to prevent its current and former employees from pursuing employment opportunities with us constitute interference with prospective economic advantage and contract and unfair competition. Our suit seeks, among other things, unspecified monetary damages, a declaration that Matrox's confidentiality and/or non-competition agreements are unenforceable under California law and a declaration that its use of those agreements and other tactics constitutes unfair competition. On May 26, 2000, the case was transferred to the San Jose Division of the United States District Court for the Northern District of California.

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on January 21, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-47495). The managing underwriters of the public offering were Morgan Stanley & Co., Hambrecht & Quist and Prudential Securities (the Underwriters). In the offering, we sold an aggregate of 3.5 million shares of our common stock for an initial price of $12.00 per share. On February 2, 1999, we sold an additional 525,000 shares of our common stock at a price of $12.00 per share pursuant to the exercise of the Underwriters' over-allotment option. The aggregate proceeds from the offering were $48.3 million. We paid expenses of approximately $5.0 million, of which approximately $3.4 million represented underwriting discounts and commissions and approximately $1.6 million represented expenses related to the offering. Net proceeds from the offering were $43.3 million. Of the net proceeds, as of April 30, 2000, $5.0 million had been used to repay in full amounts outstanding under a bank line of credit. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of April 30, 2000, the remainder of the net proceeds was invested in money market funds or held as cash.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   The following exhibits are filed herewith:

   Exhibit
   Number  Description of Document
   ------- -----------------------
   27.1    Financial Data Schedule

   (b) Reports on Form 8-K

   No Reports on Form 8-K were filed by the registrant during the three months ended April 30, 2000.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2000.

                                          NVIDIA Corporation

                                          By: /s/    Christine B. Hoberg
                                            -----------------------------------
                                                   Christine B. Hoberg
                                           Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number   Description of Document
 -------  -----------------------
 27.1     Financial Data Schedule