Form 10-Q
period 2000-07-30
NVIDIA CORP/CA
filed 2000-09-13
CIK 1045810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

    For the quarterly period ended July 30, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of September 1, 2000 was 65,453,929 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                      PART I: FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of July 30, 2000 and
          January 30, 2000..............................................      3

          Condensed Consolidated Statements of Income for the three
          months and six months ended July 30, 2000 and August 1, 1999..      4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended July 30, 2000 and August 1, 1999.................      5

          Notes to Condensed Consolidated Financial Statements..........      6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................      9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     14

                        PART II: OTHER INFORMATION

 Item 1. Legal Proceedings..............................................   II-1

 Item 2. Changes in Securities and Use of Proceeds......................   II-1

 Item 4. Submissiom of Matters to a Vote of Security Holders............   II-2

 Item 6. Exhibits and Reports on Form 8-K...............................   II-2

 Signature...............................................................  II-3

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

                               NVIDIA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          July 30,  January 30,
                                                            2000       2000
                                                          --------  -----------
                                                             (In thousands)
                                                              (Unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $289,205   $ 61,560
  Accounts receivable, less allowances of $10,388 at July
   30, 2000 and $6,443 at January 30, 2000...............   85,092     67,224
  Inventory..............................................   68,135     37,631
  Prepaid expenses and other current assets..............   24,504      6,760
                                                          --------   --------
    Total current assets.................................  466,936    173,175
Property and equipment, net..............................   34,908     25,886
Deposits and other assets................................    5,339      3,189
                                                          --------   --------
                                                          $507,183   $202,250
                                                          ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable....................................... $ 75,887   $ 64,910
  Accrued liabilities....................................   23,430      9,529
  Current portion of capital lease obligations...........    1,104      1,786
                                                          --------   --------
    Total current liabilities............................  100,421     76,225
Capital lease obligations, less current portion..........      672        962
Deferred revenue.........................................  200,000        --
Long-term payable........................................      --         500
Stockholders' equity:
  Common stock...........................................       65         62
  Additional paid-in capital.............................  136,563     95,933
  Deferred compensation..................................      (33)      (118)
  Retained earnings......................................   69,495     28,686
                                                          --------   --------
    Total stockholders' equity...........................  206,090    124,563
                                                          --------   --------
                                                          $507,183   $202,250
                                                          ========   ========

     See accompanying notes to condensed consolidated financial statements.

                               NVIDIA CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended Six Months Ended
                                          ------------------ -----------------
                                          July 30, August 1, July 30,  August
                                            2000     1999      2000   1, 1999
                                          -------- --------- -------- --------
                                            (In thousands, except per share
                                                        amounts)
                                                      (Unaudited)
Revenue.................................. $170,398  $78,017  $318,881 $149,035
Cost of revenue..........................  106,631   49,625   199,606   95,571
                                          --------  -------  -------- --------
Gross profit.............................   63,767   28,392   119,275   53,464
                                          --------  -------  -------- --------
Operating expenses:
  Research and development...............   20,141   10,813    37,971   19,598
  Sales, general and administrative......   14,603    8,116    26,717   15,400
                                          --------  -------  -------- --------
    Total operating expenses.............   34,744   18,929    64,688   34,998
                                          --------  -------  -------- --------
Operating income.........................   29,023    9,463    54,587   18,466
Interest and other income, net...........    4,098      369     5,426      711
                                          --------  -------  -------- --------
Income before income tax expense.........   33,121    9,832    60,013   19,177
Income tax expense.......................   10,599    3,146    19,204    6,230
                                          --------  -------  -------- --------
Net income............................... $ 22,522  $ 6,686  $ 40,809 $ 12,947
                                          ========  =======  ======== ========
Basic net income per share............... $   0.35  $  0.11  $   0.64 $   0.22
                                          ========  =======  ======== ========
Diluted net income per share............. $   0.28  $  0.09  $   0.52 $   0.18
                                          ========  =======  ======== ========
Shares used in basic per share
 computation.............................   64,617   58,687    63,988   58,620
Shares used in diluted per share
 computation.............................   79,487   70,910    78,633   70,910


     See accompanying notes to condensed consolidated financial statements.

                               NVIDIA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                            -------------------
                                                            July 30,  August 1,
                                                              2000      1999
                                                            --------  ---------
                                                              (In thousands)
                                                               (Unaudited)
Cash flows from operating activities:
 Net income................................................ $ 40,809  $ 12,947
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................    6,359     3,640
  Amortization of deferred compensation....................       85       452
  Common stock issued in exchange for assets and services..    1,324         4
  Tax benefit from employee stock plans....................   30,325       503
  Changes in operating assets and liabilities:
    Accounts receivable....................................  (17,868)  (36,998)
    Inventory..............................................  (30,504)   20,182
    Prepaid expenses and other current assets..............  (17,744)   (1,147)
    Deposit and other current assets.......................   (2,471)   (2,968)
    Accounts payable.......................................   10,477      (951)
    Accrued liabilities....................................   13,901     3,441
                                                            --------  --------
      Net cash provided by operating activities............   34,693      (895)
                                                            --------  --------
Cash flows used in investing activities:
  Purchase of property and equipment.......................  (15,060)   (4,716)
                                                            --------  --------
Cash flows from financing activities:
  Payments under line of credit............................      --     (5,000)
  Common stock issued under employee stock plans...........    8,984       990
  Long-term payable related to patent license agreement....      --      1,000
  Advance in connection with Microsoft agreement...........  200,000       --
  Sale of common stock under public offering, net of
   issuance costs..........................................      --      5,810
  Payments under capital leases............................     (972)     (689)
                                                            --------  --------
      Net cash provided by financing activities............  208,012     2,111
                                                            --------  --------
Change in cash and cash equivalents........................  227,645    (3,500)
Cash and cash equivalents at beginning of period...........   61,560    50,257
                                                            --------  --------
Cash and cash equivalents at end of period................. $289,205  $ 46,757
                                                            ========  ========
Cash paid for interest..................................... $     92  $    133
                                                            ========  ========
Cash paid for taxes........................................ $    145  $  8,803
                                                            ========  ========
Noncash financing and investing activities:
  Assets recorded under capital lease...................... $    --   $     16
                                                            ========  ========
  Receipt of common stock in settlement of accounts
   receivable.............................................. $    --   $  7,452
                                                            ========  ========
  Issuance of common stock in connection with long-term
   software license........................................ $    --   $  5,000
                                                            ========  ========
  Liabilities assumed in connection with long-term software
   license................................................. $    --   $  5,000
                                                            ========  ========

     See accompanying notes to condensed consolidated financial statements.

                               NVIDIA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (In thousands)

1. Basis of presentation

   The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2000.

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

                                          Three Months Ended  Six Months Ended
                                          ------------------ ------------------
                                          July 30, August 1, July 30, August 1,
                                            2000     1999      2000     1999
                                          -------- --------- -------- ---------
Denominator:
  Denominator for basic net income per
   share--weighted-average shares........  64,617   58,687    63,988   58,620
  Effect of dilutive securities:
    Stock options outstanding............  14,870   11,436    14,645   11,754
    Warrants.............................     --       282       --       283
    Common stock issuable in connection
     with long-term software license.....     --       505       --       253
                                           ------   ------    ------   ------
  Denominator for diluted net income per
   share.................................  79,487   70,910    78,633   70,910
                                           ======   ======    ======   ======

3. Comprehensive income

   The Company had no other components of comprehensive income other than the reported amounts of net income.

4. Inventory

                                                              July
                                                               30,   January 30,
                                                              2000      2000
                                                             ------- -----------
      Work in-process....................................... $21,496   $ 6,446
      Finished goods........................................  46,639    31,185
                                                             -------   -------
        Total inventory..................................... $68,135   $37,631
                                                             =======   =======

   At July 30, 2000, the Company had noncancelable inventory purchase commitments totaling $157.1 million.

                               NVIDIA CORPORATION

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

                                           Three Months Ended  Six Months Ended
                                           ------------------ ------------------
                                           July 30, August 1, July 30, August 1,
                                             2000     1999      2000     1999
                                           -------- --------- -------- ---------
   United States.......................... $ 23,298  $28,543  $ 38,143 $ 63,370
   Asia Pacific...........................  121,440   41,585   231,325   72,906
   Europe.................................   25,660    7,889    49,413   12,759
                                           --------  -------  -------- --------
     Total revenue........................ $170,398  $78,017  $318,881 $149,035
                                           ========  =======  ======== ========

   Revenue to significant customers, those representing approximately 10% or more of total revenue and accounts receivable for the respective periods, is summarized as follows:

                                          Three Months Ended   Six Months Ended
                                         -------------------- ------------------
                                         July 30,  August 1,  July 30, August 1,
                                           2000      1999       2000     1999
                                         -------- ----------- -------- ---------
   Sales
     Customer A.........................     1%        24%      --         25%
     Customer B.........................     7%        17%        9%       18%
     Customer C.........................    21%        20%       22%       16%
     Customer D.........................    11%       --         10%      --
                                                As of
                                         --------------------
                                         July 30, January 30,
                                           2000      2000
                                         -------- -----------
   Accounts receivable
     Customer B.........................     7%        15%
     Customer C.........................    15%        12%
     Customer D.........................    12%        13%

6. Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect the adoption of SFAS 133 to have a material effect on the Company's results of operations or financial position. The Company is required to adopt SFAS 133, as amended, in fiscal 2002.

   In December 1999, the Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. The SEC has recently

                               NVIDIA CORPORATION
indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its results of operations or financial position.

7. Long-term Software Licensing Agreement

   On April 12, 1999, the Company entered into a $10.0 million five-year software licensing agreement with a supplier in the electronic design automation industry. Under this agreement, the $10.0 million is due in two installments. The first installment was settled in June 1999 for 487,804 shares of the Company's common stock valued at $5.0 million. The second installment was settled in cash on March 31, 2000.

8. Microsoft Agreement

   On March 5, 2000, the Company entered into an agreement with Microsoft pursuant to which the Company agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox video game console under development by Microsoft. In April 2000, Microsoft paid the Company $200 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, the Company would be required to return to Microsoft up to $100 million of the prepayment and to convert the remainder into preferred stock of the Company at a 30% premium to the 30-day average trading price of its common stock preceding Microsoft's termination of the agreement. In addition, in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of the Company's common stock, Microsoft has first and last rights of refusal to purchase the stock. The graphics chip contemplated by the agreement is highly complex, and the development and release of the Microsoft Xbox video game console and its commercial success are dependent upon a number of factors, many of which the Company cannot control. The Company cannot guarantee that it will be successful in developing the graphics chip for use by Microsoft or that the product will be developed or released, or if released, will be commercially successful.

9. Stockholders' Equity and Stock Split

   In May 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock for stockholders of record on June 12, 2000, to be effected in the form of a 100% stock dividend. The transfer agent distributed the shares resulting from the split on June 26, 2000. All share and per-share numbers contained herein reflect this stock split.

10. Subsequent Event

   In August 2000, the Company signed an agreement with ELSA AG to market a complete line of professional workstation products designed and built by the Company. The Company will market directly to major original equipment manufacturers or OEMs, while ELSA will retain the worldwide exclusive distribution rights to market to all other channels, including system integrators, value-added resellers and distributors. The Company paid ELSA $3.0 million at signing of the agreement and the second installment of $3.0 million is due in September 2000 for all workstation software source code and related intellectual property. As part of the agreement, twelve engineers from the ELSA's workstation graphics team joined the Company.

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

Overview

   We design, develop and market a "top-to-bottom" family of award-winning 3D graphics processors, graphics processing units or GPUs and related software that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs. Our 3D graphics processors are used in a wide variety of applications, including games, business productivity, the Internet and industrial design. Our graphics processors were the first to incorporate a 128-bit multi-texturing graphics architecture designed to deliver to users of our products a highly immersive, interactive 3D experience with compelling visual quality, realistic imagery and motion, stunning effects, and complex object and scene interaction at real-time frame rates. The NVIDIA TNT2, TNT2 M64 and Vanta graphics processors deliver high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our graphics processors are designed to be architecturally compatible backward and forward, giving our OEM customers and end users a low cost of ownership. We are recognized for developing the world's first GPU, which incorporates independent hardware transform and lighting processing units along with a complete rendering pipeline into a single-chip architecture. Our GPUs, the GeForce2 Ultra, the GeForce2 GTS, the GeForce2 MX, the GeForce 256, NVIDIA Quadro2 Pro, Quadro2 MXR and Quadro, process hundreds of billions of operations per second and increase the PC's ability to render high-definition 3D scenes in real-time. The GeForce 256, Quadro and GeForce2 family of GPUs provide the capability for content developers to build a new generation of entertainment, e-commerce, e-business and education applications. We also developed an integrated core logic/graphics chipset called Aladdin TNT2 through a partnership with Acer Laboratories, Inc. or ALi, one of the leading suppliers of core logic chipsets for the PC. The Aladdin TNT2 chipset brings NVIDIA-class graphics performance and quality to the value PC segment.

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

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers, primarily ASUSTeK Computer Inc., Creative Technology Ltd., ELSA AG, and Guillemot Corporation, and contract electronics manufacturers or CEMs, including Celestica Hong Kong Ltd., Mitac International Corporation, Micro-Star International Co., Ltd., or MSI, SCI Systems, Inc., and VisionTek, Inc. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. The average selling prices for our products, as well as our customers' products, vary by distribution channel. Sales to Edom Technology Co., Ltd., an Asian distributor, accounted for 21%, and sales to Celestica accounted for 11% of our total revenue for the second quarter of fiscal 2001. For the first half of fiscal 2001, sales to Edom accounted for 22%, and sales to Celestica accounted for 10% of our total revenue. For the second quarter of fiscal 2000, sales to Diamond Multimedia Systems, Inc. accounted for 24%, sales to Edom accounted for 20%, and sales to Creative accounted for 17% of our total revenue. For the first half of fiscal 2000, sales to Diamond Multimedia Systems, Inc. accounted for 25%, sales to Edom accounted for 16%, and sales to Creative accounted for 18% of our total revenue. Diamond is no longer one of our significant customers following its acquisition by S3 Incorporated in October 1999. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future.

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles in the high end will remain short and average selling prices will continue to decline. In particular, average selling prices and gross margins are expected to decline as each product matures. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year for the high end, typically based on spring and fall design cycles. In order to maintain average selling prices and gross margins, our existing and new products must achieve competitive performance levels to be designed into new system configurations and must be produced at low costs, in sufficient volumes and on a timely basis, especially with respect to our new products.

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

   Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We may build memory and component inventories during periods of anticipated growth and in connection with selling workstation boards directly to major OEMs. We could be subject to excess or obsolete inventories and be required to take corresponding write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results. Product returns or delays or difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

Results of Operations

   The following table sets forth, for the periods indicated, certain items in our statements of operations expressed as a percentage of total revenue.

                                           Three Months Ended  Six Months Ended
                                           ------------------ ------------------
                                           July 30, August 1, July 30, August 1,
                                             2000     1999      2000     1999
                                           -------- --------- -------- ---------
Revenue...................................  100.0%    100.0%   100.0%    100.0%
Cost of revenue...........................   62.6      63.6     62.6      64.1
                                            -----     -----    -----     -----
Gross profit..............................   37.4      36.4     37.4      35.9
Operating expenses:
  Research and development................   11.8      13.9     11.9      13.2
  Sales, general and administrative.......    8.6      10.4      8.4      10.3
                                            -----     -----    -----     -----
    Total operating expenses..............   20.4      24.3     20.3      23.5
                                            -----     -----    -----     -----
Operating income..........................   17.0      12.1     17.1      12.4
Interest and other income, net............    2.4       0.5      1.7       0.5
                                            -----     -----    -----     -----
Income before income tax expense..........   19.4      12.6     18.8      12.9
Income tax expense........................    6.2       4.0      6.0       4.2
                                            -----     -----    -----     -----
Net income................................   13.2%      8.6%    12.8%      8.7%
                                            =====     =====    =====     =====

Three Months and Six Months Ended July 30, 2000 and August 1, 1999

 Revenue

   Revenue increased 118% to $170.4 million in the second quarter ended July 30, 2000 from $78.0 million in the second quarter ended August 1, 1999. Revenue of $318.9 million for the first half of fiscal 2001 grew 114% over the first half of fiscal 2000. The growth was primarily the result of increased sales of our RIVA TNT2 and GeForce families of graphics processors related to commercial desktop wins and the strong demand for our new products which have higher unit average selling prices. We began bundling double data rate memories with GeForce products sold in the third quarter of fiscal 2000. Revenue derived from the bundling of double data rate memories with a portion of our GeForce products totaled $10.4 million in the second quarter and $29.6 million in the first half of fiscal 2001. Revenue from sales outside of the United States accounted for 86% of total revenue for the second quarter and 88% of total revenue for the first half of fiscal 2001. Revenue from sales outside of the U.S. represented 63% of total revenue in the second quarter and 58% in the first half of fiscal 2000. Our international revenue increased 197% to $147.1 million for the second quarter of fiscal 2001 from $49.5 million a year ago. This increase in revenue from sales outside of the United States is primarily attributable to (i) expanded use of CEMs and add-in board manufacturers located outside of the United States, and (ii) increased demand for our products in the Asia Pacific and European regions. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially shipped. The portion of revenue derived from foreign CEMs and add-in board manufacturers attributable to end customers in the U.S. is not separately disclosed. Although we achieved substantial growth in product revenue from the first half of fiscal 2000 to the same period in fiscal 2001, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors generally may also accelerate as the market develops and competition increases.

 Gross Profit

   Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin in any period varies depending on the mix of types of graphics processors sold. Gross profit increased 125% from the second quarter of fiscal 2000 to the same period of fiscal 2001, and 123% from the first half of fiscal 2000 to the same period of fiscal 2001, primarily due to significant increases in unit shipments and the favorable impact of the higher margin GeForce families of graphics processing units, partially offset by declining profit margins in our previous generation products. We began the bundling of double data rate memories with our GeForce processors in the second half of fiscal 2000. The inclusion of the double data rate memories has reduced the gross margin percentage but has no incremental impact on absolute margin dollars, as they are sold at cost. We expect to continue bundling double data rate memories with some of our high-performance products for at least the next six months. Although we achieved substantial growth in gross profit and gross profit margin from the first half of fiscal 2000 to the same period of fiscal 2001, we do not expect to sustain these rates of growth in future periods.

 Operating Expenses

   Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. Research and development expenses increased by 86% from the second quarter of fiscal 2000 to the same period of fiscal 2001, and 94% from the first half of fiscal 2000 to the first half of fiscal 2001, primarily due to additional personnel and related engineering costs to support development of our next generation products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to increased complexity and the number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and our level of revenue fluctuates.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased 80% from the second quarter of fiscal 2000 to the same period of fiscal 2001, and 73% from the first half of fiscal 2000 to the first half of fiscal 2001, primarily due to costs associated with additional personnel, commissions and bonuses on sales of the RIVA TNT2 and GeForce families of graphics processors, and increase in bad debt provision of $2.0 million related to one customer which filed for bankruptcy. We expect sales and marketing expenses to remain relatively constant in absolute dollars for the second half of fiscal 2001. As we expand our operations, sales, general and administrative expenses are likely to increase in absolute dollars. However, we do not expect significant changes in these expenses as a percentage of revenue in future periods.

 Interest and Other Income, Net

   Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations. Interest expense remained relatively flat in the second quarter of fiscal 2001 as compared to fiscal 2000. Interest and other income increased $3.7 million from the second quarter of fiscal 2000 to the same period of fiscal 2001, due to higher average cash balances as a result of a $200 million advance received from Microsoft in connection with our agreement with Microsoft.

 Income Taxes

   We had an effective tax rate of 32% in the first half of fiscal 2001 and fiscal 2000. We anticipate our income tax rates for fiscal 2001 will be relatively constant, but depends on the income tax attributable to foreign operations and availability of research and experimentation credits.

 Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $85,000 in the first half of fiscal 2001 and $452,000 in the first half of fiscal 2000. We anticipate total amortization of approximately $113,000 in fiscal 2001.

Liquidity and Capital Resources

   As of July 30, 2000, we had $289.2 million in cash and cash equivalents, an increase of $227.6 million from the end of fiscal 2000. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $157.1 million of noncancelable manufacturing commitments outstanding at July 30, 2000.

   In July 1999, we entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving loan agreement. The agreement expired on July 29, 2000.

   Operating activities generated cash of $34.7 million during the first half of fiscal 2001 and used cash of $895,000 during the first half of fiscal 2000. The increase from the first half of fiscal 2000 to same period of fiscal 2001 was due to a substantial increase in net income, offset by changes in operating assets and liabilities. Income tax benefit derived from the difference between the exercise price and the fair value of acquired stock in association with employees' exercise of stock options totaled $30.3 million for the first half of fiscal 2001 compared to $503,000 in the first half of fiscal 2000. Our accounts receivable are highly concentrated. As of July 30, 2000, our four largest customers accounted for approximately 42% of our accounts receivable. During the second quarter of fiscal 2001, we recorded a bad debt provision of $2.0 million related to one customer which filed for bankruptcy. Significant bad debt write-offs in the future could harm our business.

   To date, our investing activities have consisted primarily of purchases of property and equipment. We incurred $14.7 million in capital expenditures in the first half of fiscal 2000, including $10.0 million attributable to a software license agreement with an electronic design automation supplier. This compared to capital expenditures of $15.1 million in the first half of fiscal 2001 for purchases of computer and emulation equipment to support increased research and development activities, and enterprise resource planning system implementation. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $30.0 to $40.0 million for capital expenditures in fiscal 2001, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, future phases of enterprise resource planning system implementation and tenant improvements in our new headquarters facility.

   In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. Our new complex will comprise four buildings, representing approximately 500,000 total square feet. We expect the first phase of two buildings consisting of approximately 250,000 square feet to be completed in June 2001, the second phase of one building consisting of approximately 125,000 square feet to be completed in July 2001 and the last phase to be completed in March 2002. The leases expire in 2012 and include two seven-year renewals at our option. Future minimum lease payments under these operating leases total approximately $240.0 million over the terms of the leases.

   Financing activities provided cash of $208.0 million in the first half of fiscal 2001, compared to $2.1 million in the first half of fiscal 2000. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. In April 2000, Microsoft paid us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into shares of our preferred stock at a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement.

   We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we may need to raise additional equity or debt financing within this time frame. In March 2000, we filed a shelf registration statement with the SEC for the offering and sale of up to $400.0 million of securities. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business.

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

  . bad debt write-offs;

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

   We expect that integrated graphics chipset products will become an increasing part of the lower cost segment of the PC graphics market. We have only recently introduced a 3D graphics processor targeted at this segment, as part of a joint development effort with ALi. If this product is not competitive in this segment and the integrated chipset segment continues to account for an increasing percentage of the units sold in the PC market, our business may suffer.

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

  . the ability of TSMC, WaferTech, and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

  . the quality of any new products;

  . differentiation of new products from those of our competitors;

  . market acceptance of our and our customers' products; and

  . availability of adequate quantity and configurations of various types of memory products.

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

 Our failure to identify new product opportunities or to develop new products could harm our business.

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

   On August 28, 2000, we filed a patent infringement lawsuit against 3Dfx in the United States District Court for the Northern District of California. The lawsuit alleges that 3Dfx's graphics chip and card products which are used to accelerate 3D graphics on personal computers, infringe five of our patents and seeks an injunction restraining 3Dfx from manufacturing, selling, or importing infringing graphics chip and card products including its Voodoo3, Voodoo4, and Voodoo5 and VSA-100 family of products, as well as monetary damages.

   We have in the past been subject to patent infringement suits with SGI and S3 Incorporated, both of which were settled and resulted in cross-licenses and, in the case of SGI, payments by us.

 We may be unable to adequately protect our intellectual property.

   We rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. We own 33 issued United States patents, and have 46 United States patent applications pending. Our issued patents have expiration dates from April 2015 to April 2018. Our issued patents and pending patent applications relate to technology developed by us in connection with the development of our 3D graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents of others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross-license of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

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

   In fiscal 2000, we derived all of our revenue from the sale of products for use in PCs. In the first half of fiscal 2001, we derived most of our revenue from the sale of products for use in the entire desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in PCs in the next several years. The PC market is characterized by rapidly changing technology; evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

   Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of July 30, 2000, we had 529 employees as compared to 392 employees as of January 30, 2000. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

  . deliver those wafers to us and our independent assembly and testing subcontractors on a timely basis; and

  . allocate to us a portion of their manufacturing capacity sufficient to meet our needs.

   Our wafer requirements represent a significant portion of the total production capacity of TSMC. Although our products are designed using TSMC's process design rules, TSMC may be unable to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis and/or at an acceptable cost. Additionally, TSMC may not continue to devote resources to the production of our products, or to advance the process design technologies on which the manufacturing of our products is based. Any difficulties like these would harm our business.

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

   Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

  . suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc. and Matrox Electronics Systems Ltd.;

  . suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems and Via Technologies;

  . companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs Inc., SGI, Evans and Sutherland Computer Corporation; and

  . companies that focus on the video game market, such as 3Dfx and VideoLogic Group plc.

   If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

 We may compete with Intel in the integrated low-cost chipset market.

   In June 2000, Intel began shipping the Intel 815 and 815e, 3D graphics chipsets that are targeted at the low-cost PC market. Intel has significantly greater resources than we do, and our products may not compete effectively against future products introduced by Intel. In addition, we may be unable to compete effectively against Intel or Intel may introduce additional products that are competitive with our products in either performance or price or both. We expect Intel to continue to do the following:

  . invest heavily in research and development and new manufacturing facilities;

  . maintain its position as the largest manufacturer of PC microprocessors;

  . increasingly dominate the PC platform; and

  . promote its product offerings through advertising campaigns designed to engender brand loyalty among PC users.

   Intel may in the future develop graphics add-in cards or graphics-enabled motherboards that could directly compete with graphics add-in cards or graphics-enabled motherboards based on our products. In addition, due to the widespread industry acceptance of Intel's microprocessor architecture and interface architecture, including AGP, and Intel's intellectual property position with respect to such architecture, Intel exercises significant influence over the PC industry generally. Any significant modifications by Intel to the AGP, the microprocessor or core logic components or other aspects of the PC microprocessor architecture could result in incompatibility with our technology, which would harm our business. In addition, any delay in the public release of information relating to modifications like this could harm our business.

 We are dependent on third parties for assembly and testing of our products.

   Our graphics processors are assembled and tested by Advanced Semiconductor Engineering, Inc., ChipPAC Incorporated and Siliconware Precision Industries Company Ltd., all of which are based in Asia. Because we rely on Asian assembly and test subcontractors, our business may be harmed by political instability in Asia, including the worsening of the strained relations between The People's Republic of China and Taiwan. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

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

  . longer payment cycles;

  . imposition of additional taxes and penalties;

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

   In December 1999, we began the implementation of an SAP A.G. system as our enterprise resource planning, or ERP, system to replace our information systems in business, finance, operations and service. The first phase of the implementation was successfully completed in June 2000 and our operations are fully functioning under the new ERP system. Future phases of the implementation are expected to occur throughout fiscal 2001. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be adversely affected if we encounter unforeseen problems with respect to system operations or future implementation.

 Some provisions in our certificate of incorporation, our bylaws and our agreement with Microsoft could delay or prevent a change in control.

   Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

  . the ability of the Board of directors to create and issue preferred stock without prior stockholder approval;

  . the prohibition of stockholder action by written consent;

  . a classified board of directors; and

  . advance notice requirements for director nominations and stockholder proposals.

   On March 5, 2000, we entered into a licensing and development agreement with Microsoft that included a grant to Microsoft of first and last rights of refusal over any offer we receive to purchase 30% or more of the outstanding shares of our common stock. This provision could also delay or prevent a change in control of NVIDIA.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

   On August 28, 2000, we filed a patent infringement lawsuit against 3Dfx in the United States District Court for the Northern District of California. The lawsuit alleges that 3Dfx's graphics chip and card products which are used to accelerate 3D graphics on personal computers, infringe five of our patents and seeks an injunction restraining 3Dfx from manufacturing, selling, or importing infringing graphics chip and card products including its Voodoo3, Voodoo4, and Voodoo5 and VSA-100 family of products, as well as monetary damages.

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

   On May 19, 2000, we filed suit against Matrox in Santa Clara County Superior Court alleging that Matrox's efforts to prevent its current and former employees from pursuing employment opportunities with us constitute interference with prospective economic advantage and contract and unfair competition. Our suit seeks, among other things, unspecified monetary damages, a declaration that Matrox's confidentiality and/or non-competition agreements are unenforceable under California law and a declaration that its use of those agreements and other tactics constitutes unfair competition. On May 26, 2000, the case was transferred to the San Jose Division of the United States District Court for the Northern District of California. On June 14, 2000, Matrox filed an answer denying our claims and a counterclaim alleging trade secret misappropriation, intentional interference with contractual relations and unfair competition. Matrox's California suit seeks unspecified monetary damages and injunctive relief. We filed an answer to this counterclaim on July 7, 2000, denying all of Matrox's claims. As with the Montreal action, we believe that the claims asserted by Matrox are without merit and we intend to vigorously defend this suit.

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on January 21, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-47495). The managing underwriters of the public offering were Morgan Stanley & Co., Hambrecht & Quist and Prudential Securities (the Underwriters). In the offering, we sold an aggregate of 7.0 million shares of our common stock for an initial price of $6.00 per share. On February 2, 1999, we sold an additional 1,050,000 shares of our common stock at a price of $6.00 per share pursuant to the exercise of the Underwriters' over-allotment option. The aggregate proceeds from the offering were $48.3 million. We paid expenses of approximately $5.0 million, of which approximately $3.4 million represented underwriting discounts and commissions and approximately $1.6 million represented expenses related to the offering. Net proceeds from the offering were $43.3 million. Of the net proceeds, as of July 30, 2000, $5.0 million had been used to repay in full amounts outstanding under a bank line of credit. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of July 30, 2000, the remainder of the net proceeds was invested in money market funds or held as cash.

Item 4. Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Stockholders held on July 12, 2000, the following proposals were adopted by the margin indicated. Due to the fact that the Proxy Statement was sent prior to the effective date of the two-for-one stock split, the following results are presented on a pre-split basis.

   (a) To elect two directors, Tench Coxe and Mark A. Stevens to hold office until the 2003 Annual Meeting of Stockholders.

                            Nominee                             For     Withheld
                            -------                          ---------- --------
   Tench Coxe............................................... 25,492,490  33,871
   Mark A. Stevens.......................................... 25,491,155  35,206

   Directors continuing in office until the 2001 Annual Meeting:

   James C. Gaither
   Jen-Hsun Huang
   A. Brooke Seawell

   Directors continuing in office until the 2002 Annual Meeting:

   Harvey C. Jones, Jr.
   William J. Miller

   (b) To ratify the selection of KPMG LLP as independent accountants of the Company for its fiscal year ended January 28, 2001.

   Shares voting:

   For............................................................... 25,513,304
   Against...........................................................      4,025
   Abstain...........................................................      8,932
   Broker non-vote...................................................        100

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

   The following exhibits are filed herewith:

     Exhibit
     Number  Description of Document
     ------- -----------------------
      27.1   Financial Data Schedule

 (b) Reports on Form 8-K

   No Reports on Form 8-K were filed by the registrant during the three months ended July 30, 2000.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2000.

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