Form 10-Q
period 2000-10-29
NVIDIA CORP/CA
filed 2000-12-08
CIK 1045810

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended October 29, 2000

                                       OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to ____________ .

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]  No [   ]

  The number of shares of the registrant's common stock outstanding as of December 1, 2000: 67,889,581

================================================================================

                              NVIDIA CORPORATION

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1.   Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets as of October 29, 2000 and January 30, 2000.......     3
            Condensed Consolidated Statements of Income for the three months and nine months ended
            October 29, 2000 and October 31, 1999...................................................     4
            Condensed Consolidated Statements of Cash Flows for the nine months ended October 29,
            2000 and October 31, 1999...............................................................     5
            Notes to Condensed Consolidated Financial Statements....................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....    11
Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................    16

                                          PART II: OTHER INFORMATION
Item 1.   Legal Proceedings.........................................................................    28
Item 6.   Exhibits and Reports on Form 8-K..........................................................    28
Signature...........................................................................................    30

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                               NVIDIA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   October 29,      January 30,
                                                                                       2000            2000
                                                                                   -----------      -----------
                                                                                          (In thousands)
                                                                                            (Unaudited)
                                    ASSETS
Current assets:
 Cash and cash equivalents.................................................          $694,883        $ 61,560
 Accounts receivable, less allowances of $7,309 at October 29, 2000
  and $6,443 at January 30, 2000...........................................           104,352          67,224
 Inventory.................................................................            93,192          37,631
 Prepaid expenses and other current assets.................................            33,313           6,760
                                                                                     --------        --------
     Total current assets..................................................           925,740         173,175
Property and equipment, net................................................            37,425          25,886
Deposits and other assets..................................................            20,181           3,189
                                                                                     --------        --------
                                                                                     $983,346        $202,250
                                                                                     ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..........................................................          $ 86,716        $ 64,910
 Accrued liabilities.......................................................            33,828           9,529
 Current portion of capital lease obligations..............................               685           1,786
                                                                                     --------        --------
     Total current liabilities.............................................           121,229          76,225
Capital lease obligations, less current portion............................               644             962
Deferred revenue...........................................................           200,000              --
Long-term debt.............................................................           300,000             500
Stockholders' equity:
 Common stock..............................................................                68              62
 Additional paid-in capital................................................           263,857          95,933
 Deferred compensation.....................................................               (15)           (118)
 Retained earnings.........................................................            97,563          28,686
                                                                                     --------        --------
     Total stockholders' equity............................................           361,473         124,563
                                                                                     --------        --------
                                                                                     $983,346        $202,250
                                                                                     ========        ========




     See accompanying notes to condensed consolidated financial statements.

                               NVIDIA CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                   Three Months Ended              Nine Months Ended
                                                               ---------------------------     ---------------------------
                                                               October 29,     October 31,     October 29,     October 31,
                                                                   2000            1999            2000           1999
                                                               -----------     -----------     -----------    -----------
                                                                        (In thousands, except per share amounts)
                                                                                       (Unaudited)
Revenues.....................................................     $198,165        $ 97,015        $517,046       $246,050
Cost of revenues.............................................      124,643          60,195         324,249        155,766
                                                                  --------        --------        --------       --------
Gross profit.................................................       73,522          36,820         192,797         90,284
                                                                  --------        --------        --------       --------
Operating expenses:
 Research and development....................................       22,023          12,420          59,994         32,018
 Sales, general and administrative...........................       14,852           9,293          41,569         24,693
                                                                  --------        --------        --------       --------
     Total operating expenses................................       36,875          21,713         101,563         56,711
                                                                  --------        --------        --------       --------
Operating income.............................................       36,647          15,107          91,234         33,573
Interest and other income, net...............................        4,630             430          10,056          1,141
                                                                  --------        --------        --------       --------
Income before income tax expense.............................       41,277          15,537         101,290         34,714
Income tax expense...........................................       13,209           4,973          32,413         11,203
                                                                  --------        --------        --------       --------
Net income...................................................     $ 28,068        $ 10,564        $ 68,877       $ 23,511
                                                                  ========        ========        ========       ========

Basic net income per share...................................     $   0.43        $   0.18        $   1.07       $   0.40
                                                                  ========        ========        ========       ========

Diluted net income per share.................................     $   0.35        $   0.15        $   0.87       $   0.33
                                                                  ========        ========        ========       ========

Shares used in basic per share computation...................       66,003          60,030          64,660         59,090

Shares used in diluted per share computation.................       80,435          71,863          79,234         71,226


     See accompanying notes to condensed consolidated financial statements.

                               NVIDIA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                                       ------------------------------
                                                                                        October 29,     October 31,
                                                                                           2000            1999
                                                                                       ------------    ------------
                                                                                               (In thousands)
                                                                                                 (Unaudited)
Cash flows from operating activities:
 Net income........................................................................        $ 68,877        $ 23,511
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization....................................................          10,721           6,143
  Amortization of deferred compensation............................................             103             578
  Common stock issued in exchange for assets and services..........................           1,382               9
  Tax benefit from employee stock plans............................................          53,424           1,857
  Changes in operating assets and liabilities:
   Accounts receivable.............................................................         (37,128)        (43,238)
   Inventory.......................................................................         (55,561)         16,889
   Prepaid expenses and other current assets.......................................         (26,553)         (2,610)
   Deposit and other assets........................................................          (8,496)         (2,797)
   Accounts payable................................................................          21,306           8,047
   Accrued liabilities.............................................................          24,299           2,179
                                                                                           --------        --------
Net cash provided by operating activities..........................................          52,374          10,568
                                                                                           --------        --------
Cash flows used in investing activities:
 Purchase of property and equipment................................................         (21,594)         (9,949)
                                                                                           --------        --------
Cash flows from financing activities:
 Payments under line of credit.....................................................              --          (5,000)
 Convertible notes - net of issuance costs.........................................         290,838              --
 Common stock issued under stock plans.............................................          16,513           4,949
 Advance in connection with Microsoft agreement....................................         200,000              --
 Sale of common stock under public offering, net of issuance costs.................          96,611           5,740
 Payments under capital leases.....................................................          (1,419)         (1,365)
                                                                                           --------        --------
Net cash provided by financing activities..........................................         602,543           4,324
                                                                                           --------        --------
Change in cash and cash equivalents................................................         633,323           4,943
Cash and cash equivalents at beginning of period...................................          61,560          50,257
                                                                                           --------        --------
Cash and cash equivalents at end of period.........................................        $694,883        $ 55,200
                                                                                           ========        ========
Cash paid for interest.............................................................        $    121        $    186
                                                                                           ========        ========
Cash paid for taxes................................................................        $    233        $ 12,665
                                                                                           ========        ========
Noncash financing and investing activities:
 Assets recorded under capital lease...............................................        $     --        $  1,168
                                                                                           ========        ========
 Receipt of common stock in settlement of accounts receivable......................        $     --        $ (7,452)
                                                                                           ========        ========
 Issuance of common stock in connection with long-term software license............        $     --        $  5,000
                                                                                           ========        ========
 Liabilities assumed in connection with long-term software license.................        $     --        $  5,000
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

                               NVIDIA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (In thousands)


1. Basis of presentation

  The accompanying condensed consolidated unaudited financial statements of NVIDIA Corporation (the Company or NVIDIA) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2000.

2. Net income per share

  Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the as-if-converted method for convertible debt and convertible preferred stock and the treasury stock method for options and warrants. Equivalent shares of 605,000 for convertible debt outstanding during the quarter were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

                                                                      Three Months Ended              Nine Months Ended
                                                                 ----------------------------    --------------------------
                                                                  October 29,     October 31,    October 29,    October 31,
                                                                      2000          1999           2000           1999
                                                                  -----------    -----------    -----------   -----------
Denominator:
 Denominator for basic net income per share-weighted-
  average shares.............................................          66,003         60,030         64,660        59,090

 Effect of dilutive securities:
  Stock options outstanding...................................         14,432         11,367         14,574        11,624
  Warrants....................................................             --             --             --           188
  Common stock issuable in connection with long-term
  software license............................................             --            466             --           324
                                                                       ------         ------         ------        ------
 Denominator for diluted net income per share.................         80,435         71,863         79,234        71,226
                                                                       ======         ======         ======        ======

3. Comprehensive income
  The Company had no other components of comprehensive income other than the reported amounts of net income.

4. Inventory

                                                                October 29,         January 30,
                                                                    2000               2000
                                                                  -------            -------
Work in-process.........................................          $14,810            $ 6,446
Finished goods..........................................           78,382             31,185
                                                                  -------            -------
  Total inventory.......................................          $93,192            $37,631
                                                                  =======            =======

  At October 29, 2000, the Company had noncancelable inventory purchase commitments totaling $139.2 million.

                               NVIDIA CORPORATION

                                  (Unaudited)
                                 (In thousands)


5. Segment Information

  The Company operates in a single industry segment: the design, development and marketing of 3D graphics processors for the entire desktop personal computer
(PC) market, from professional workstations to low-cost PCs. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The following table summarizes geographic information on net sales:

                                                                 Three Months Ended            Nine Months Ended
                                                            ----------------------------  ----------------------------
                                                              October 29,    October 31,    October 29,    October 31,
                                                                 2000           1999           2000           1999
                                                               --------        -------       --------       --------
United States...........................................       $ 13,491        $23,451       $ 51,638       $ 86,821
Asia Pacific............................................        156,894         50,264        388,215        123,170
Europe..................................................         27,780         23,300         77,193         36,059
                                                               --------        -------       --------       --------
  Total revenues.........................................      $198,165        $97,015       $517,046       $246,050
                                                               ========        =======       ========       ========

  Revenue to significant customers, those representing approximately 10% or more of total revenue and accounts receivable for the respective periods, is summarized as follows:

                                                                Three Months Ended              Nine Months Ended
                                                          ------------------------------  ------------------------------
                                                           October 29,     October 31,     October 29,     October 31,
                                                               2000            1999            2000            1999
                                                               ----            ----            ----            ----
Sales
 EDOM...................................................        24%             16%             23%             16%
 Asustek................................................        11%             12%             10%             10%
 Mitac..................................................        11%              1%              6%              --
 Celestica..............................................        10%              3%             10%              1%
 Diamond..............................................           --             15%              --             21%
 Creative...............................................         4%             10%              7%             15%
 Guillemot..............................................         8%             11%              5%              6%


                                                                            As of
                                                                 ---------------------------
                                                                 October 29,     January 30,
                                                                    2000            2000
                                                                    ----            ----
Accounts receivable
 EDOM...................................................             14%             12%
 Asustek................................................             10%              6%
 Mitac..................................................              8%              1%
 Celestica..............................................             14%             13%
 Diamond................................................             --               4%
 Creative...............................................              6%             --
 Guillemot..............................................             13%              8%

                               NVIDIA CORPORATION

                                  (Unaudited)
                                 (In thousands)

6. Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS 133. SFAS 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations, financial position or cash flows. The Company is required to adopt SFAS 133, as amended, in fiscal 2002.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 by the fourth quarter of the fiscal year 2001. The SEC recently issued implementation guidance in the form of "Frequently asked Questions and Answers." The Company's preliminary conclusion is that the implementation of SAB 101 will not have a material impact on its financial position, results of operations or cash flows.

  In March 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-02, "Accounting for Web Site Development Costs." EITF No. 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with Statement of Position No. 98-1. EITF No. 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. Management believes that EITF 00-02 will not have a material impact on the Company's financial position, results of operations or cash flows.

  The "EITF" issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 establishes accounting and reporting standards for the classification of shipping and handling costs, as well as costs incurred related to shipping and handling. EITF 00-10 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. Adoption of this EITF is not expected to have a material impact on the results of operations, financial position or cash flows.


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


9. Stockholders' Equity and Stock Split

  In May 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock for stockholders of record on June 12, 2000, effected in the form of a 100% stock dividend. The transfer agent distributed the shares resulting from the split on June 26, 2000. All share and per-share numbers contained herein reflect this stock split.

  In October 2000, the Company sold an additional 1,400,000 shares of its common stock to the public for net proceeds of approximately $96.6 million, after deducting underwriting discounts, commissions and expenses of the offering.


10. Debt

  In October 2000, the Company sold $300 million of Convertible Subordinated Notes (the Notes) due October 15, 2007. Proceeds net of issuance costs were $290.8 million. Issuance costs are being amortized to interest expense on a straight-line basis over the term of the notes. Interest on the Convertible Subordinated Notes accrues at the rate of four and three-quarters percent per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The Convertible Subordinated Notes are redeemable at the Company's option on and after October 20, 2003. The Notes are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $92.71 per share, subject to adjustment in certain circumstances. In connection with its debt financing arrangement, the Company incurs certain direct, incremental costs from third parties who perform services that assist in the closing of the related transactions. These costs are included in deposits and other assets on the balance sheet and amortized using the straight line method over the term of the financing.

11. Legal Proceedings

  On September 21, 1998, 3Dfx Interactive, Inc. (3Dfx) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California alleging infringement of a 3Dfx patent. On March 2, 1999, 3Dfx added a second patent to the suit and on May 24, 1999, 3Dfx added a third patent to the suit. The amended complaint alleges that the Company's RIVA TNT, RIVA TNT2 and RIVA TNT2 Ultra products infringe the patents in suit and seeks unspecified compensatory and trebled damages and attorney's fees. The Company's current generation of products is not identified as infringing any of the patents in suit. The Company has filed an answer and counter-claims asserting that the patents in suit are invalid and not infringed. These assertions are supported by The Company's investigations to date and an opinion from the Company's patent counsel in this suit. The District Court has issued its claim construction ruling and the trial is scheduled to start on May 22, 2001.

  On August 28, 2000, the Company filed a patent infringement lawsuit against 3Dfx in the United States District Court for the Northern District of California. The lawsuit alleges that 3Dfx's graphics chips and card products, which are used to accelerate 3D graphics on personal computers, infringe five of the Company's patents and seeks an injunction restraining 3Dfx from manufacturing, selling or importing infringing graphics chips and card products, including its Voodoo3, Voodoo4, Voodoo5 and VSA-100 family of products, as well as monetary damages.

  On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against the Company in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleges that the Company improperly solicited and recruited Matrox's employees and encouraged Matrox's employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox seeks, among other things, certain injunctive relief. The Company believes that the claims asserted by Matrox are without merit and the Company intends to vigorously defend this suit. The trial of this matter is scheduled for April 4, 2001.

  On May 19, 2000, the Company filed suit against Matrox in Santa Clara County Superior Court alleging that Matrox's efforts to prevent its current and former employees from pursuing employment opportunities with the Company constitute interference with prospective economic advantage, interference with contract and unfair competition. The Company's suit seeks, among other things, unspecified monetary damages, a declaration that Matrox's confidentiality and/or non-competition agreements are unenforceable under California law and a declaration that Matrox's use of those agreements and other tactics constitutes unfair competition. On May 26, 2000, the case was transferred to the San Jose Division of the United States District Court for the Northern District of California. On June 14, 2000, Matrox filed an answer denying the Company's claims and a counterclaim alleging trade secret misappropriation, intentional interference with contractual relations and unfair competition. Matrox's California suit seeks unspecified monetary damages and injunctive relief. The Company filed an answer to this counterclaim on July 7, 2000, denying all of Matrox's claims. As with the Montreal action, the Company believes that the claims asserted by Matrox are without merit and the Company intends to vigorously defend this suit.

  12. Double Data Rate (DDR) Non-High Speed Memory

  In accordance with EITF 99-19: Reporting Revenue Gross as a Principle versusNet as an Agent, in the third quarter of fiscal 2001, the Company began accounting for revenue and the cost of revenue for its non-high speed DDR and single data rate (SDR) memory on a net basis as a component of total revenues. The Company is acting in the capacity of an agent for this product. In accordance with EITF 99-19, prior period amounts for DDR and SDR were restated to comply with this classification.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for 3D graphics processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those made in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The "Certain Business Risks" section, among other things, should be considered in evaluating our prospects and future financial performance.

Overview

  We design, develop and market a "top-to-bottom" family of award-winning 3D graphics processors, graphics processing units or GPUs and related software that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs. Our 3D graphics processors are used in a wide variety of applications, including games, business productivity, the Internet and industrial design. Our graphics processors were the first to incorporate a 128-bit multi-texturing graphics architecture designed to deliver to users of our products a highly interactive 3D experience with compelling visual quality, realistic imagery and motion, stunning effects, and complex object and scene interaction at real-time frame rates. The NVIDIA TNT2, TNT2 M64 and Vanta graphics processors deliver high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our graphics processors are designed to be architecturally compatible backward and forward, giving our OEM customers and end users a low cost of ownership. We are recognized for developing the world's first GPU, which incorporates independent hardware transform and lighting processing units, along with a complete rendering pipeline, into a single-chip architecture. Our GPUs, the GeForce2 Ultra, the GeForce2 GTS, the GeForce2 MX, the GeForce 256, NVIDIA Quadro2 Pro, Quadro2 MXR and Quadro, process hundreds of billions of operations per second and increase the PC's ability to render high-definition 3D scenes in real-time. The GeForce 256, Quadro and GeForce2 family of GPUs provide the capability for content developers to build a new generation of entertainment, e-commerce, e-business and education applications. We also developed an integrated core logic/graphics chipset called Aladdin TNT2 through a partnership with Acer Laboratories, Inc. or ALi, one of the leading suppliers of core logic chipsets for the PC. The Aladdin TNT2 chipset brings NVIDIA-class graphics performance and quality to the value PC segment.

  We recognize product sales revenue upon shipment, net of appropriate allowances. Our policy on sales to distributors is to defer recognition of sales and related gross profit until the distributors resell the product. Royalty revenue is generally recognized upon shipment of product to the licensee's customers. In accordance with EITF 99-19: Recording Revenue Gross as a Principle versus Net as an Agent, in the third quarter of fiscal 2001, we began accounting for revenue and the cost of revenue for our non-high speed DDR and SDR memory on a net basis as a component of total revenues. We are acting in the capacity of an agent for this product. Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Since we have no other product line, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the PC market.

  A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers, primarily Asustek Computer Inc., Creative Technology Ltd., ELSA AG and Guillemot Corporation, and contract electronics manufacturers or CEMs, including Celestica Hong Kong Ltd., Mitac International Corporation, Micro-Star International Co., Ltd., or MSI, SCI Systems, Inc., and VisionTek, Inc. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. The average selling prices for our products, as well as our customers' products, vary by distribution channel. Sales to Edom Technology Co., Ltd., an Asian distributor, accounted for 24%, sales to Mitac and Asustek accounted for 11% and sales to Celestica accounted for 10% of our total revenue for the third quarter of fiscal

2001. For the first nine months of fiscal 2001, sales to Edom accounted for 23%, and sales to Celestica and Asustek accounted for 10% of our total revenue. For the third quarter of fiscal 2000, sales to Edom accounted for 16%, sales to Diamond Multimedia Systems, Inc. accounted for 15%, sales to Asustek accounted for 12%, sales to Guillemot accounted for 11% and sales to Creative accounted for 10% of our total revenue. For the first nine months of fiscal 2000, sales to Diamond Multimedia Systems, Inc. accounted for 21%, sales to Edom accounted for 16%, and sales to Creative accounted for 15% of our total revenue. Diamond is no longer one of our significant customers following its acquisition by S3 Incorporated in October 1999. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future.

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

  We currently utilize Taiwan Semiconductor Manufacturing Company, or TSMC, as our primary manufacturer, to produce semiconductor wafers, and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of a new manufacturer. The level of finished goods inventory we maintain may fluctuate and therefore a manufacturing disruption experienced by these manufacturers would impact the production of our products, which could harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products.

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

Results of Operations
  The following table sets forth, for the periods indicated, certain items in our statements of operations expressed as a percentage of total revenues.

                                                                Three Months Ended           Nine Months Ended
                                                          October 29,     October 31,     October 29,    October 31,
                                                              2000           1999            2000           1999
                                                          -----------     -----------     ----------     -----------

Revenues......................................               100.0%          100.0%          100.0%          100.0%
Cost of revenues..............................                62.9            62.0            62.7            63.3
                                                             -----           -----           -----           -----
Gross profit..................................                37.1            38.0            37.3            36.7
Operating expenses:
 Research and development.....................                11.1            12.8            11.6            13.0
 Sales, general and administrative............                 7.5             9.6             8.0            10.0
                                                             -----           -----           -----           -----
    Total operating expenses..................                18.6            22.4            19.6            23.0
                                                             -----           -----           -----           -----
Operating income..............................                18.5            15.6            17.7            13.7
Interest and other income, net................                 2.3             0.4             1.9             0.5
                                                             -----           -----           -----           -----
Income before income tax expense..............                20.8            16.0            19.6            14.2
Income tax expense............................                 6.7             5.1             6.3             4.6
                                                             -----           -----           -----           -----
Net income....................................                14.1%           10.9            13.3%            9.6%
                                                             =====           =====           =====           =====

Three Months and Nine Months Ended October 29, 2000 and October 31, 1999

  Revenue

  Revenue increased 104% to $198.2 million in the third quarter ended October 29, 2000 from $97.0 million in the third quarter ended October 31, 1999. Revenues of $517.0 million for the first nine months of fiscal 2001 grew 110% over the first nine months of fiscal 2000. The growth was primarily the result of increased sales of our RIVA TNT2 and GeForce families of graphics processors related to commercial desktop wins and the strong demand for our new products, which have higher unit average selling prices. We began bundling double data rate memories with GeForce products sold in the third quarter of fiscal 2000. Revenue derived from the bundling of double data rate memories with a portion of our GeForce products totaled $15.0 million in the third quarter and $44.3 million in the first nine months of fiscal 2001. Revenue from sales outside of the United States accounted for 93% of total revenue for the third quarter and 90% of total revenue for the first nine months of fiscal 2001. Revenue from sales outside of the U.S. represented 76% of total revenue in the third quarter and 65% in the first nine months of fiscal 2000. Our international revenue increased 151% to $184.7 million for the third quarter of fiscal 2001 from $73.6 million a year ago. This increase in revenue from sales outside of the United States is primarily attributable to (i) expanded use of contract equipment manufacturers or CEMs and add-in board manufacturers located outside of the United States, and (ii) increased demand for our products in the Asia Pacific and European regions. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially shipped. The portion of revenue derived from foreign CEMs and add-in board manufacturers attributable to end customers in the U.S. is not separately disclosed. Although we achieved substantial growth in product revenue from the first nine months of fiscal 2000 to the same period in fiscal 2001, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors generally may also accelerate as the market develops and competition increases.

  Gross Profit

  Gross profit consists of total revenues net of allowances less cost of revenues. Cost of revenues consists primarily of the costs of semiconductors purchased from contract manufacturers including assembly, test and packaging, manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin can vary in any period depending upon the mix of types of graphics processors sold. Our gross profit margin percentage decreased slightly from 38.0% in the third quarter of fiscal 2000 to 37.1% the same period of fiscal 2001, and increased slightly from 36.7% for the first nine months of fiscal 2000 to 37.3% for the same period of fiscal 2001. Absolute dollar gross profit margin increased for the third quarter and first nine months of fiscal 2001 compared to the same periods in fiscal 2000 due to an increase in unit shipments. We began the bundling of double data rate memories with our GeForce processors in the second half of fiscal 2000. The inclusion of the double data rate high speed memories has reduced the gross margin percentage but has no incremental impact on absolute margin dollars, as they are sold at cost. We expect to continue bundling double data rate memories with some of our high-performance products for at least the next six months. Although we achieved growth in gross profit and gross profit margin from the first nine months of fiscal 2000 to the same period of fiscal 2001, we do not expect to sustain these rates of growth in future periods.

  Operating Expenses

  Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. Research and development expenses increased by 77% from the third quarter of fiscal 2000 to the same period of fiscal 2001, and 87% from the first nine months of fiscal 2000 to the first nine months of fiscal 2001, primarily due to additional personnel and related engineering costs to support development of our next generation products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to increased complexity and the number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenues.

  Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased 60% from the third quarter of fiscal 2000 compared to the same period of fiscal 2001, and 68% from the first nine months of fiscal 2000 compared to the first nine months of fiscal 2001, primarily due to costs associated with additional personnel, commissions and bonuses on sales of the RIVA TNT2 and GeForce families of graphics processors, and the increase in bad debt provision of $2.0 million in the second quarter of fiscal 2001 related to one customer that filed for bankruptcy. We expect sales and marketing expenses to increase slightly in absolute dollars for the fourth quarter of fiscal 2001 and as we continue to expand our operations, our sales, general and administrative expenses are likely to increase in absolute dollars. However, we do not expect significant changes in these expenses as a percentage of revenue in future periods.

  Interest and Other Income, Net

  Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt. Interest expense remained relatively flat in the third quarter of fiscal 2001 as compared to fiscal 2000. Interest expense should increase in future periods due to the issuance of $300 million of convertible debt in October 2000. Interest and other income increased $4.2 million from the third quarter of fiscal 2000 to the same period of fiscal 2001. The increase was due to higher average cash balances as a result of a $200 million advance received from Microsoft in connection with our agreement with Microsoft and the receipt of $387.4 million from our combined convertible debt and common stock offerings which closed in October of fiscal 2001.

  Income Taxes

  We had an effective tax rate of 32% in the first nine months of fiscal 2001 and fiscal 2000. We anticipate our income tax rates for fiscal 2001 will be relatively constant, but the rate depends on the income tax attributable to foreign operations and availability of research and experimentation credits.

  Stock-Based Compensation

  With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $103,000 in the first nine months of fiscal

2001 and $578,000 in the first nine months of fiscal 2000. We anticipate total amortization of approximately $113,000 in fiscal 2001.

Liquidity and Capital Resources

  As of October 29, 2000, we had $694.9 million in cash and cash equivalents, an increase of $633.3 million from the end of fiscal 2000. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $139.2 million of noncancelable manufacturing commitments outstanding at October 29, 2000.

  In July 1999, we entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving loan agreement. The agreement expired on July 29, 2000.

  Operating activities generated cash of $52.5 million during the first nine months of fiscal 2001 and generated cash of $10.6 million during the first nine months of fiscal 2000. The increase from the first nine months of fiscal 2000 to same period of fiscal 2001 was due to a substantial increase in net income, offset by changes in operating assets and liabilities. Income tax benefit derived from the difference between the exercise price and the fair value of acquired stock in association with employees' exercise of stock options totaled $53.4 million for the first nine months of fiscal 2001 compared to $1.9 million in the first nine months of fiscal 2000. Our accounts receivable are highly concentrated. As of October 29, 2000, our four largest customers accounted for approximately 46% of our accounts receivable. During the second quarter of fiscal 2001, we recorded a bad debt provision of $2.0 million related to one customer that filed for bankruptcy. Significant bad debt write-offs in the future could harm our business.

  To date, our investing activities have consisted primarily of purchases of property and equipment. We incurred $21.7 million in capital expenditures in the first nine months of fiscal 2001, including $10 million attributable to a software license agreement with an electronic design automation supplier. This compared to capital expenditures of $9.9 million in the first nine months of fiscal 2000 for purchases of computer and emulation equipment to support increased research and development activities and enterprise resource planning system implementation. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $30.0 to $40.0 million for capital expenditures in fiscal 2001, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, future phases of enterprise resource planning system implementation and tenant improvements in our new headquarters facility.

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

  Financing activities provided cash of $602.5 million in the first nine months of fiscal 2001, compared to $4.3 million in the first nine months of fiscal 2000. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. In April 2000, Microsoft paid us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into shares of our preferred stock at a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement.

  In October 2000, we sold 1,400,000 shares of our common stock and $300 million of Convertible Subordinated Notes due October 15, 2007 in a public offering. Proceeds from the offering were approximately $387.4 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to are being amortized to interest expense on a straight-line basis over the term of the notes. Interest on the Convertible Subordinated Notes accrues at the rate of four and three-quarter percent per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The Convertible Subordinated Notes are redeemable at our option on and after October 20, 2003. The Notes are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $92.71 per share, subject to adjustment in certain circumstances.

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

 . rates of product return in excess of that forecasted or expected due to quality issues;

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

  Our business will depend to a significant extent on our ability to successfully develop new products for the 3D graphics market. Our add-in board manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must introduce new products on a timely basis with such performance characteristics in order to be included in new system configurations. This requires that we do the following:

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

 . the ability of Taiwan Semiconductor Manufacturing Co., or TSMC, our primary manufacturer, and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

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

  Our failure to identify new product opportunities or to develop new products could harm business.

  As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our 3D graphics processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board manufacturers must select our 3D graphics processor for design into their products and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we develop. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins, and reduced demand for products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, either of which would harm our business.

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


  We are subject to a patent infringement lawsuit and could be subject to future lawsuits that could divert our resources and result in the payment of substantial damages.

  On September 21, 1998, 3Dfx Interactive, Inc. filed a patent infringement suit against us in the United States District Court for the Northern District of California alleging infringement of a 3Dfx patent. On March 2, 1999, 3Dfx added a second patent to the suit and on May 24, 1999, 3Dfx added a third patent to the suit. The amended complaint alleges that our RIVA TNT, RIVA TNT2 and RIVA TNT2 Ultra products infringe the patents in suit and seeks unspecified compensatory and trebled damages and attorneys' fees. Our current generation of products is not identified as infringing any of the patents in suit. We have filed an answer and counter-claims asserting that the patents in suit are invalid and not infringed. These assertions are supported by our investigations to date and an opinion from our patent counsel in this suit. The District Court has ruled on claims construction issues and this matter is set for trial on May 22, 2001. We have and will continue to defend vigorously this suit. The litigation with 3Dfx has resulted, and we expect that the 3Dfx litigation will continue to result, in significant legal expenses, whether or not the litigation results in a favorable determination for us. In the event of an adverse result in the 3Dfx suit, we might be required to do one or more of the following:

 .  pay substantial damages (including treble damages);

 .  permanently cease the manufacture and sale of any of the infringing products;

 .  expend significant resources to develop non-infringing products; or

 .  obtain a license from 3Dfx for infringing products.

  On August 28, 2000, we filed a patent infringement lawsuit against 3Dfx in the United States District Court for the Northern District of California. The lawsuit alleges that 3Dfx's graphics chip and card products, which are used to accelerate 3D graphics on personal computers, infringe five of our patents and seeks an injunction restraining 3Dfx from manufacturing, selling or importing infringing graphics chip and card products including its Voodoo 3, Voodoo 4, Voodoo 5 and VSA-100 family of products, as well as monetary damages. The matter is in its earliest stages, discovery has not yet begun and no trial date has been set.

  We have in the past been subject to patent infringement suits with SGI and S3 Incorporated, both of which were settled and resulted in cross-licenses and, in the case of SGI, payments by us. In addition, we may be subject to patent infringement suits brought by other parties in the future. For example, we have been advised by Rambus Inc. that it believes our products infringe certain patents owned by Rambus and requesting that we agree to certain licensing terms, including royalty payments. We believe the Rambus patents are invalid, not infringed and unenforceable. Although we currently are having discussions with Rambus regarding potential business alternatives to Rambus' proposed licensing terms, we cannot guarantee that we will be able to reach a satisfactory agreement with Rambus. If we are unable to do so, Rambus may sue us for patent infringement at any time.

  We may be unable to adequately protect our intellectual property.

We rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. We own 33 issued United States patents, and have 55 United States patent applications pending. Our issued patents have expiration dates from April 2015 to April 2018. Our issued patents and pending patent applications relate to technology developed by us in connection with the development of our 3D graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents of others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross-license of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

  Our failure to achieve one or more design wins would harm our business.

  Our future success will depend in large part on achieving design wins, which entails having our existing and future products chosen as the 3D graphics processors for hardware components or subassemblies designed by PC OEMs and motherboard and add-in board manufacturers. Our add-in board manufacturers and major OEM customers typically introduce new high-end system configurations as often as twice per year, generally based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. Our failure to achieve one or more design wins would harm our business. The process of being qualified for inclusion in a PC OEM's product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could harm our business.

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

  In fiscal 2000, we derived all of our revenue from the sale of products for use in PCs. In the first three quarters of fiscal 2001, we derived most of our revenue from the sale of products for use in the entire desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in PCs in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

  Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of October 29, 2000, we had 618 employees as compared to 392 employees as of January 30, 2000. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

  We depend on third-party fabrication to produce our products.

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

 . companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3DLabs Inc., SGI and Evans and Sutherland Computer Corporation; and

 . companies that focus on the video game market, such as 3Dfx and VideoLogic Group plc.

  If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

  We may compete with Intel in the integrated low-cost chipset market.

  In June 2000, Intel began shipping the Intel 815 and 815e 3D graphics chipsets that are targeted at the low-cost PC market. Intel has significantly greater resources than we do, and our products may not compete effectively against future products introduced by Intel. In addition, we may be unable to compete effectively against Intel or Intel may introduce additional products that are competitive with our products in either performance or price or both. We expect Intel to continue to do the following:

 .  invest heavily in research and development and new manufacturing facilities;

 .  maintain its position as the largest manufacturer of PC microprocessors;

 .  increasingly dominate the PC platform; and

 . promote its product offerings through advertising campaigns designed to engender brand loyalty among PC users.

  Intel may in the future develop graphics add-in cards or graphics-enabled motherboards that could directly compete with graphics add-in cards or graphics-enabled motherboards based on our product. In addition, due to the widespread industry acceptance of Intel's microprocessor architecture and interface architecture, including its AGP, and Intel's intellectual property position with respect to such architecture, Intel exercises significant influence over the PC industry generally. Any significant modifications by Intel to the AGP, the microprocessor or core logic components or other aspects of the PC microprocessor architecture could result in incompatibility with our technology, which would harm our business. In addition, any delay in the public release of information relating to modifications like this could harm our business.

  We are dependent on third parties for assembly and testing of our products.

  Our graphics processors are assembled and tested by Advance Semiconductor Engineering, Inc., ChipPAC Incorporated and Siliconware Precision Industries Company Ltd., all of which are based in Asia. Because we rely on Asian assembly and test subcontractors, our business may be harmed by political instability in Asia, including the worsening of the strained relations between The People's Republic of China and Taiwan. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

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

  In December 1999, we began the implementation of an SAP A.G. system as our enterprise resource planning, or ERP, system to replace our information systems in business, finance, operations and service. The first phase of the implementation was successfully completed in June 2000 and our operations are fully functioning under the new ERP system. Future phases of the implementation are expected to occur throughout fiscal 2001 and fiscal 2002. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be adversely affected if we encounter unforeseen problems with respect to system operations or future implementation.

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

  We are subject to risks associated with interest rate and foreign exchange rate fluctuation.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  On September 21, 1998, 3Dfx filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California alleging infringement of a 3Dfx patent. On March 2, 1999, 3Dfx added a second patent to the suit and on May 24, 1999, 3Dfx added a third patent to the suit. The amended complaint alleges that our RIVA TNT, RIVA TNT2 and RIVA TNT2 Ultra products infringe the patents in suit and seeks unspecified compensatory and trebled damages and attorney's fees. Our current generation of products is not identified as infringing any of the patents in suit. We have filed an answer and counter-claims asserting that the patents in suit are invalid and not infringed. These assertions are supported by our investigations to date and an opinion from our patent counsel in this suit. The District Court has issued its claim construction ruling and the trial is scheduled to start on May 22, 2001.

  On August 28, 2000, we filed a patent infringement lawsuit against 3Dfx in the United States District Court for the Northern District of California. The lawsuit alleges that 3Dfx's graphics chips and card products, which are used to accelerate 3D graphics on personal computers, infringe five of our patents and seeks an injunction restraining 3Dfx from manufacturing, selling, or importing infringing graphics chips and card products, including its Voodoo3, Voodoo4, Voodoo5 and VSA-100 family of products, as well as monetary damages.

  On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against us in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleges that we improperly solicited and recruited Matrox's employees and encouraged Matrox's employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox seeks, among other things, certain injunctive relief. We believe that the claims asserted by Matrox are without merit and we intend to vigorously defend this suit. The trial of this matter is scheduled for April 4, 2001.

  On May 19, 2000, we filed suit against Matrox in Santa Clara County Superior Court alleging that Matrox's efforts to prevent its current and former employees from pursuing employment opportunities with us constitute interference with prospective economic advantage, interference with contract and unfair competition. Our suit seeks, among other things, unspecified monetary damages, a declaration that Matrox's confidentiality and/or non-competition agreements are unenforceable under California law and a declaration that Matrox's use of those agreements and other tactics constitutes unfair competition. On May 26, 2000, the case was transferred to the San Jose Division of the United States District Court for the Northern District of California. On June 14, 2000, Matrox filed an answer denying our claims and a counterclaim alleging trade secret misappropriation, intentional interference with contractual relations and unfair competition. Matrox's California suit seeks unspecified monetary damages and injunctive relief. We filed an answer to this counterclaim on July 7, 2000, denying all of Matrox's claims. As with the Montreal action, we believe that the claims asserted by Matrox are without merit and we intend to vigorously defend this suit.


Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

     The following exhibits are filed herewith:

     Exhibit
     Number                     Description of Document
     -------                    -----------------------
     27.1                       Financial Data Schedule

  (b) Reports on Form 8-K

1. A Current Report on Form 8-K dated September 28, 2000 reporting under
Item 5 -other events was filed updating our Risk Factors and description of our Business.

2. A Current Report on Form 8-K dated October 5, 2000 reporting under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits was filed to include the following exhibits pertaining to our secondary common stock offering and $300 million convertible debt offering:

     Exhibit No.    Description

     1.1            Form of Underwriting Agreement.

     4.1 Form of Indenture to be entered into between NVIDIA and Chase Manhattan Bank and Trust Company, as Trustee.

     4.2 Form of Supplemental Indenture No. 1 to be entered into between NVIDIA and Chase Manhattan Bank and Trust Company, as Trustee.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2000.


                              NVIDIA Corporation


                              By:          /s/ Christine B. Hoberg
                                 --------------------------------------------
                                              Christine B. Hoberg
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit
     Number                                  Description of Document
     -------                                 -----------------------
     27.1                                    Financial Data Schedule