Form 10-K405
period 2001-01-28
NVIDIA CORP/CA
filed 2001-04-27
CIK 1045810

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the fiscal year ended January 28, 2001

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $2,549,920,749. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of March 30, 2001. This determination of affiliate status is not a conclusive determination for other purposes.

   The number of shares of common stock outstanding as of March 30, 2001 was 69,921,327.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference portions of its Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed by May 29, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  PART I
 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................     8
 Item 3.  Legal Proceedings.............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders...........     9

                                 PART II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters.......................................................    10
 Item 6.  Selected Financial Data.......................................    11
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    12
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk....    17
 Item 8.  Financial Statements and Supplementary Data...................    29
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................    29

                                 PART III

 Item 10. Directors and Executive Officers of the Registrant............    30
 Item 11. Executive Compensation........................................    30
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    30
 Item 13. Certain Relationships and Related Transactions................    30

                                 PART IV

 Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-
          K.............................................................    31
 Signatures..............................................................   56

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

                                    PART I

ITEM 1. BUSINESS

Overview

   We were incorporated in California in 1993 and reincorporated in Delaware in April 1998. We design, develop and market graphics processors and related software for personal computers and digital entertainment platforms. We provide a "top-to-bottom" family of award-winning performance 3D graphics processors and graphics processing units, or GPUs, that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs, and mobile PCs, from performance laptops to thin-and-light notebooks. Our 3D graphics processors are used for a wide variety of applications, including games, digital image editing, business productivity, the Internet and industrial design. Our graphics processors were the first to incorporate a 128-bit multi-texturing graphics architecture designed to deliver to users of our products a highly immersive, interactive 3D experience with compelling visual quality, realistic imagery and motion, stunning effects and complex object and scene interaction at real-time frame rates. The NVIDIA TNT2, TNT2 M64 and Vanta graphics processors deliver high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our graphics processors are designed to be architecturally compatible backward and forward between generations, giving our original equipment manufacturer, or OEM, customers and end users a low cost of ownership. We are recognized for developing the world's first GPU, the GeForce 256, which incorporates independent hardware transform and lighting processing units along with a complete rendering pipeline into a single-chip architecture. Our GPUs, the GeForce3, the GeForce2 Ultra, the GeForce2 GTS, the GeForce2 MX, the GeForce2 Go, the NVIDIA Quadro2 Pro and the Quadro2 MXR process hundreds of billions of operations per second and increase the PC's ability to render high-definition 3D scenes in real-time. Our GPU family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft Inc.'s Direct3D application programming interface, or API, and Silicon Graphics Inc.'s OpenGL API on Window's operating systems and Linux platforms.

   Our products currently are designed into products offered by virtually every leading branded PC OEM, including Acer Inc., Apple Computer, Inc., Compaq Computer Corporation, Dell Computer Corporation, eMachines Inc., Fujitsu-Siemens Computers, Gateway Inc., Hewlett Packard Company, IBM, Micron Electronics Inc., NEC Corporation, Packard Bell NEC Inc., Silicon Graphics Inc., and Sony Corporation, as well as leading contract equipment manufacturers, or CEMs, including Celestica Hong Kong Ltd., Intel Corporation, Mitac International Corporation, Micro-Star International Co. Ltd., Sanmina Corporation, SCI Systems, Inc. and VisionTek Inc., and leading motherboard and add-in board manufacturers, including Abit Computer Corporation, ASUSTeK Computer Inc., Canopus Corporation, ELSA AG Corporation, Gainward Co. Ltd., Gigabyte Technology Co. Ltd, Guillemot Corporation, and LeadTek Research, Inc. The benefits and performance of the

NVIDIA family of 3D graphics processors have received significant industry validation and have enabled us and our customers to win more than 692 industry awards, including over 25 "Editors' Choice" awards from PC Magazine during the last four years, PC Magazine's 2000 Award for Technical Excellence (GeForce2 Family), ZD Net's Best of Fall Comdex 2000 (GeForce2 Go) and in the workstation market, Cadence Magazine's Editors' Choice (Quadro2).

   Interactive 3D graphics technology continues to emerge as one of the significant new computing developments since the introduction of the graphical user interface. Interactive 3D graphics is integral to various computing and entertainment platforms such as workstations, consumer and commercial desktop PCs, Internet appliances and home gaming consoles. 3D graphics is a powerful broadband medium that enables the communication and visualization of information, whether it is in professional applications like digital content creation and computer assisted design and computer assisted manufacturing, or CAD/CAM and commercial applications like financial analysis and business-to-business collaboration or simply surfing the Internet or playing games. The visually engaging and interactive nature of 3D graphics responds to consumers' demands for a convincing simulation of reality beyond what is possible with traditional 2D graphics. We expect that the fundamental interactive capability and distributive nature of 3D graphics will make it the primary broadband medium for a digitally connected world.

   We believe that a PC's interactive 3D graphics capability represents one of the primary means users differentiate among various systems. PC users today can easily differentiate the quality of graphics and prefer personal computers that provide a superior visual experience. These factors have dramatically increased demand for 3D graphics processors. Mercury Research estimates that 3D graphics will be standard in every PC unit shipped by the end of 2001. Mercury Research also estimates that 182 million 3D graphics processors were sold worldwide in 2000 and that 356 million will be sold worldwide in 2005.

   Continuing advancements in semiconductor process and manufacturing have made available more powerful and affordable microprocessors and 3D graphics processors, both of which are essential to deliver interactive 3D graphics to the PC market. Additionally, the industry has broadly adopted Microsoft's Direct3D API and SGI's OpenGL API, which serve as common and standard languages between software applications and 3D graphics processors, allowing the development of numerous 3D applications and resulting in increased consumer demand.

   We believe that a substantial market opportunity exists for providers of performance 3D graphics processors, particularly as performance 3D graphics have become an increasingly important requirement and point of differentiation for PC OEMs. Consumer PC users demand a compelling visual experience and compatibility with existing and next-generation 3D graphics applications at an affordable price. Application developers require high-performance, standards-based 3D architectures with broad market penetration. Since graphics is a key point of differentiation, PC OEMs continually seek to incorporate leading-edge, cost-effective 3D graphics solutions to build award-winning products. We believe that providers of interactive 3D graphics solutions will compete based on their ability to leverage their technology expertise to simultaneously meet the needs of end users, application developers and OEMs.

Our Solution

   We designed our GPUs and graphics processors to enable PC OEMs and add-in board manufacturers to build award-winning products by delivering state-of-the-art interactive 3D graphics capability while maintaining affordable prices. We believe that by developing 3D graphics solutions that provide superior performance and address the key requirements of the PC market, we will accelerate the adoption of 3D graphics throughout this market. We combine scalable architectural technology with mass market economies-of-scale to deliver a complete family of products that span workstations to low-cost value PCs.

   Our objective is to ultimately be the leading supplier of performance graphics communications processors for a broad range of PCs, laptops, Internet appliances, handhelds and any future computing device with a display.

Our current focus is on the PC and laptop markets and we plan to expand into other markets. Our strategy to achieve this objective includes the following key elements:

   Build Award-Winning, Architecturally-Compatible 3D Graphics Product Families for the PC and Digital Entertainment Markets. Our strategy is to achieve market share leadership in the PC and digital entertainment markets by providing award-winning performance at every price point. By developing 3D graphics solutions that provide superior performance and address the key requirements of these markets, we believe that we will accelerate the adoption of 3D graphics. As part of our strategy, we have closely aligned our product development with Direct3D and OpenGL, which we believe maximizes third-party software support.

   Target Leading OEMs. Our strategy is to enable our leading OEM customers to differentiate their products in a highly competitive marketplace by using our 3D graphics processors. We believe that design wins with these industry leaders provide market validation of our products, increase brand awareness and enhance our ability to penetrate additional leading customer accounts. In addition, we believe that close relationships with OEMs will allow us to better anticipate and address customer needs with our future generations of products. Our products currently are designed into products offered by virtually every leading branded PC OEM, including Acer, Apple, Compaq, Dell, eMachines, Fujitsu-Siemens, Gateway, HP, IBM, micronpc.com, NEC, Packard Bell NEC, SGI and Sony.

   Sustain Technology and Roadmap Leadership in 3D Graphics. We are focused on leveraging our advanced engineering capabilities to accelerate the quality and performance of 3D graphics in PCs. A fundamental aspect of our strategy is to actively recruit the best 3D graphics engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. We increased the number of our employees engaged in research and development activities to 458 at January 28, 2001 from 214 at January 30, 2000. Our research and development strategy is to focus on concurrently developing multiple generations of graphics processors using independent design teams. As we have in the past, we intend to leverage this strategy to achieve new levels of graphics features and performance, enabling our customers to achieve award-winning performance in their products.

   Increase Market Share. We believe that substantial market share will be important to achieving success in the 3D graphics business. We intend to achieve a leading share of the market by devoting substantial resources to building award-winning families of products for a wide range of applications.

   Leverage Our Expertise in Digital Multimedia. We believe the synergy created by the combination of 3D graphics and the Internet will fundamentally change the way people work, learn, communicate and play. We believe that our expertise in 3D graphics and system architecture positions us to help drive this transformation. We are leveraging our expertise in the processing and transmission of high-bandwidth digital media to develop products designed to address the requirements of high-bandwidth concurrent multimedia.

Current Products and Products Under Development

  NVIDIA GeForce3 GPU

   We began commercial shipment of the NVIDIA GeForce3 GPU in January 2001. The GeForce3 is designed for the ultimate PC enthusiast and is the first member of our third-generation GeForce family. The GeForce3 is our flagship GPU.

   The GeForce3 is the first GPU to offer full vertex and pixel shader programmability as well as high-resolution full frame rate anti-aliasing. The GeForce3 gives developers the ability to program a virtually infinite number of special effects and custom looks. Fabricated on a .15 micron process technology, the 57 million transistor GeForce3 delivers 33 million sustained triangles per second. GeForce3 is the first NVIDIA GPU to incorporate a new lightspeed memory architecture, which generates more than 800 billion operations per second and delivers 3.2 billion anti-aliased samples per second fill rate. The GeForce3 is the reference platform of choice for the Microsoft DirectX8 application programming interface and the technology foundation for the Microsoft next generation game console Xbox.

  NVIDIA GeForce2 Ultra GPU

   We began commercial shipment of the NVIDIA GeForce2 Ultra in August 2000. The GeForce2 Ultra is designed for the PC enthusiast market and is a member of our second-generation GeForce2 family. The GeForce2 Ultra replaced our first-generation GPU, the GeForce 256, as our flagship processor.

   The GeForce2 Ultra is the first GPU able to break the one billion pixels per second barrier by providing two to three times the pixel processing power of any competitors' graphics processor currently available. Fabricated on a
 .18 micron process technology, the 25 million transistor GeForce2 Ultra delivers 31 million sustained triangles per second. GeForce2 Ultra is the world's first graphics product to ship with 230MHz (460MHz effective) double data rate memory, producing 7.36GB per second bandwidth. The GeForce2 Ultra includes the NVIDIA Shading Rasterizer technology that enables per-pixel control of visual and material components, such as color, shadow, light and reflectivity, used to create realistic scenes and objects.

  NVIDIA GeForce2 GTS GPU

   We began commercial shipment of the NVIDIA GeForce2 GTS in March 2000. The NVIDIA GeForce2 GTS is designed for the PC performance market and is a member of our second-generation GeForce2 family.

   The GeForce2 GTS is the first per-pixel shading GPU and was the first to incorporate NSR and a high-definition video processor, which provides a cost-effective, high-quality high definition television playback solution when combined with a digital television receiver. In addition, GeForce2 GTS enables new applications like high-definition timeshifting and digital VCR capabilities. Each of the four new rasterization pipelines processes two textures per pixel, in photorealistic 32-bit color, at full speed. Fabricated on an .18 micron process technology, the GeForce2 GTS second-generation transform and lighting architecture delivers 25 million triangles per second.

  NVIDIA GeForce2 MX GPU

   We began commercial shipment of the NVIDIA GeForce2 MX in June 2000. The NVIDIA GeForce2 MX is designed for the mid-range PC market and is a member of our second-generation GeForce2 family.

   The GeForce2 MX brings the power of a GPU to the mainstream computer market. With its innovative TwinView architecture, GeForce2 MX is the only GPU capable of driving two digital displays independently, while fully supporting analog red, green, blue, known as RGB, a feature of video graphic array or VGA and TV-out. In addition, the GeForce2 MX incorporates digital vibrance control, which makes all images, including 2D, 3D and video, more colorful and vibrant, even on digital flat panels. Utilizing a two-pipe form of the GeForce2 GTS architecture, the GeForce2 MX is a powerful, versatile GPU at mainstream price points. Fabricated on an .18 micron process technology, the GeForce2 MX delivers 20 million triangles per second.

  NVIDIA GeForce2 Go Mobile GPU

   We began commercial shipment of the NVIDIA GeForce2 Go mobile GPU in January 2001. The GeForce2 Go is the first GPU for the mobile PC market and is the first member of our mobile GPU family.

   The GeForce2 Go is based on the same architecture that drives the award-winning GeForce2 family of GPUs for the desktop. With its innovative static and dynamic power management architecture, GeForce2 Go delivers similar performance to that of its desktop counterparts, but at power levels suitable for laptop-based computers. The GeForce2 Go enables new classes of applications never before supported on a mobile system. Notebook users will be able to run content creation, presentation, and the latest high-performance 3D game applications that were previously unavailable on mobile systems. The GeForce2 Go also incorporates Twin View and digital vibrance control. Fabricated on an
 .18 micron process technology, the GeForce2 Go delivers 17 million triangles per second.

  NVIDIA TNT2 Graphics Processor

   We began commercial shipment of the NVIDIA TNT2 graphics processor in April 1999. The TNT2 is designed for the mainstream PC market. The TNT2 features our fourth-generation, 128-bit multi-texturing 3D architecture. The TNT2 extends the performance and function of the original RIVA TNT graphics processor for PC OEMs and graphics card manufacturers. Fabricated on a .22 micron process technology, the TNT2 graphics processor delivers the highest performance of its generation through the use of high frequency clock rates for the 3D processor and memory. The TNT2 supports 32 megabytes of frame buffer memory.

  NVIDIA TNT2 M64, Vanta and Vanta LT Graphics Processors

   Our NVIDIA TNT2 M64, Vanta and Vanta LT graphics processors are designed for the value and low-cost consumer and commercial desktop PC markets. Based on our award-winning TNT2 architecture, these processors offer low-cost, highly integrated choices for entry-level add-in card and motherboard solutions. The TNT2 M64, Vanta and Vanta LT are manufactured on a .22 micron process technology and offer good quality and performance at an affordable price. The TNT2 M64, Vanta and Vanta LT support up to 32, 16 and 8 megabytes of frame buffer memory, respectively.

  Microsoft Xbox

   On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox video game console under development by Microsoft. In April 2000, Microsoft paid us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into our preferred stock at a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement. In addition, in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. The graphics chip contemplated by the agreement is highly complex, and the development and release of the Microsoft Xbox video game console and its commercial success are dependent upon a number of parties, such as hardware and software developer, and a number of factors, many of which are outside of our control. On February 14, 2001, we announced that the Xbox GPU and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company or TSMC for prototype fabrication. We cannot guarantee that we will be successful in developing the graphics chip for use by Microsoft or that the product will be developed or released, or if released, will be commercially successful.

Sales and Marketing

   Our worldwide sales strategy is a key part of our objective to become the leading supplier of performance 3D graphics processors for PCs. Our sales team works closely with PC OEMs, system integrators, motherboard manufacturers, add-in board manufacturers and industry trendsetters to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist PC OEMs, system integrators, motherboard manufacturers and add-in board manufacturers in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving PC OEMs, system integrators, motherboard manufacturers and add-in board manufacturers time-to-market, maintaining a high level of customer satisfaction among PC OEMs, system integrators, motherboard manufacturers and add-in board manufacturers and fostering relationships that encourage customers to use the next generation of our products.

   In the 3D graphics market, the sales process involves influencing leading PC OEMs', motherboard manufacturers' and add-in board manufacturers' graphics processor purchasing decisions, achieving key design wins and supporting the product design into high volume production. These design wins in turn influence the retail and system integrator channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading CEMs, motherboard manufacturers, add-in board manufacturers and distributors that have relationships with a broad range of major PC OEMs and/or strong brand name recognition in the retail channel. Currently, we sell a significant majority of our graphics processors directly to CEMs, motherboard manufacturers and add-in board manufacturers, which then sell boards with our graphics processor to leading OEMs, outlets and to a large number of system integrators.

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

Customers

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. Sales to Edom Technology Co., Ltd., an Asian stocking representative, accounted for 25% and sales to Celestica accounted for 11% of our total revenue for fiscal 2001.

Backlog

   Our sales are primarily made pursuant to standard purchase orders that are cancelable without significant penalties. The quantity of our products actually purchased by the customer as well as shipment schedules are subject to revisions to reflect changes in the customer's requirements and manufacturing availability. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we do not believe that backlog as of any particular date is indicative of future results.

Manufacturing

   We have a "fabless" manufacturing strategy whereby we employ world-class suppliers for all phases of the manufacturing process, including fabrication, assembly and testing. This strategy leverages the expertise of industry-leading, ISO-certified suppliers in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, we are able to avoid most of the significant costs and risks associated with owning and operating manufacturing operations. These suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus resources on product design, additional quality assurance, marketing and customer support.

   Our graphics processors are fabricated by TSMC and assembled and tested by Advanced Semiconductor Engineering, ChipPAC Incorporated and Siliconware Precision Industries Company Ltd. We receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship them to CEMs, motherboard and add-in board manufacturer customers from our Santa Clara location in the U.S. and a third-party warehouse in Singapore. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, then ship the products to the retail, system integrator or OEM markets as add-in board solutions. Our hardware and software development teams work closely with certification agencies, Microsoft Windows Hardware Quality Labs and our OEM customers to ensure that both our boards and software drivers are certified for inclusion in the OEMs' products.

Research and Development

   We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics performance and features is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of graphics processors using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration or VLSI, design engineering, process engineering, and architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

   A critical component of our product development effort is our partnerships with leaders in the CAD industry. We have invested significant resources to develop relationships with industry leaders, including Avant! Corporation, Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products on a rapid basis that utilize leading-edge technology. We believe this approach assists us in meeting the new design schedules of PC manufacturers.

   We have substantially increased our engineering and technical resources and have 458 full-time employees engaged in research and development as of January 28, 2001, compared to 214 employees as of January 30, 2000.

Competition

   The market for 3D graphics processors for PCs is intensely competitive and characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of graphics processors and total system costs of add-in boards or motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than our 3D graphics processors or may provide better performance or additional features not provided by our products.

   Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

  . suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc. and Matrox Electronics Systems Ltd.;

  . suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems and Via Technologies, Inc.;

  . suppliers of mobile graphics processors that incorporate 2D or 3D graphics functionality as part of their existing solutions, such as ATI, Trident Microsystems, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and Via Technologies;

  . companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs Inc., SGI and SONICblue; and

  . companies that focus on the video game market, such as Imagination Technologies and ST Microelectronics.

   If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

Patents and Proprietary Rights

   We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. As of January 28, 2001, we owned 37 issued United States patents and had 61 United States patent applications pending and our issued patents had expiration dates from April 2015 to December 2019. As of January 28, 2001, our issued patents and pending patent applications related to technology developed by us in connection with the development of our 3D graphics processors and we had no foreign patents. We seek patents that have broad application in the semiconductor industry and that we believe will provide us a competitive advantage. However, our pending patent applications or any future applications may not be approved, and any issued patents may not provide us with competitive advantages, or may be challenged by third parties. We have licensed technology from third parties for incorporation into our graphics processors and expect to continue to enter into similar agreements for future products. These licenses may result in royalty payments to third parties, the cross-licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer. We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with manufacturers and other partners, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Employees

   As of January 28, 2001 we had 796 employees, 458 of whom were engaged in research and development and 338 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Recent Developments

   On December 15, 2000, we signed a definitive agreement pursuant to which our subsidiary would acquire certain graphics related assets of 3dfx Interactive, Inc. These graphics related assets included, but were not limited to, patents, pending patent applications, trademarks, brand names and other assets related to the graphics business of 3dfx. On April 18, 2001, our subsidiary completed the purchase contemplated by the definitive agreement. We have paid 3dfx approximately $70 million in total consideration. Subject to the satisfaction of additional conditions, 3dfx may receive additional consideration in the form of cash and/or shares of our common stock. Also, as a result of the closing, we and 3dfx jointly filed to dismiss with prejudice the patent litigation between us.

ITEM 2. PROPERTIES

   We occupy approximately 117,000 square feet for our headquarters in Santa Clara, California, under leases expiring in 2002. Additionally we lease 15,000 square feet in Santa Clara for use as a warehouse, under leases expiring in November of 2007. We also lease a design center consisting of approximately 6,677 square feet in one building in Durham, North Carolina, under a lease that expires in December 2005. In addition, we lease design, sales and administrative offices in Texas, Washington, Arizona, Massachusetts, France, Singapore, Taiwan, Japan, Germany and the United Kingdom to support our customers. In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. The new complex will comprise four buildings totaling approximately 500,000 square feet. We expect the first phase of two buildings consisting of approximately 250,000 square feet, to be completed in May 2001; the second phase consisting of one building of approximately 125,000 square feet to be completed in July 2001; and the last phase consisting of one building of approximately 125,000 square feet to be completed in March 2002. The leases expire in 2012 and include two seven-year renewals at our option. We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires.

ITEM 3. LEGAL PROCEEDINGS

   On September 21, 1998, 3dfx Interactive, Inc. filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California alleging infringement of a 3dfx patent. The lawsuit was amended in 1999 to add two additional 3dfx patents. On August 28, 2000, we filed a patent infringement lawsuit against 3dfx in the United States District Court for the Northern District of California alleging infringement by 3dfx of five of our patents. The complaint by 3dfx alleged that our RIVA TNT, RIVA TNT2 and RIVA TNT Ultra products infringed the patents in suit and sought unspecified compensatory and trebled damages and attorney's fees, as well as injunctive relief. Our current generation of products was not identified as infringing any of the patents in suit. The lawsuit filed by us against 3dfx alleged that 3dfx's graphics chips and card products, which were used to accelerate 3D graphics on personal computers, infringed five of our patents and sought an injunction restraining 3dfx from manufacturing, selling, or importing infringing graphics chips and card products, including its Voodoo3, Voodoo4, Voodoo5 and VSA-100 family of products, as well as monetary damages. Following the closing of the definitive agreement entered into by us, our wholly-owned subsidiary and 3dfx, we and 3dfx jointly filed to dismiss with prejudice the above-described patent litigation between us.

   On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against us in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleges that we improperly solicited and recruited Matrox employees and encouraged Matrox employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox seeks, among other things, certain injunctive relief. We believe that the claims asserted by Matrox are without merit and we intend to vigorously defend this suit. The trial of this matter started on April 4, 2001. On April 24, 2001, the trial ended and the court took the case under submission. The court indicated that it would not likely issue a final decision on the merits for approximately two months.

   On May 19, 2000, we filed suit against Matrox in Santa Clara County Superior Court alleging that Matrox's efforts to prevent its current and former employees from pursuing employment opportunities with us constitute interference with our ability to enter into certain contracts and unfair competition. Our suit seeks, among other things, unspecified monetary damages, a declaration that Matrox's confidentiality and/or non-competition agreements are unenforceable under California law and a declaration that its use of those agreements and other tactics constitutes unfair competition. On May 26, 2000, the case was transferred to the San Jose Division of the United States District Court for the Northern District of California. On June 14, 2000, Matrox filed an answer denying our claims and a counterclaim alleging trade secret misappropriation, intentional interference with contractual relations and unfair competition. Matrox's California suit seeks unspecified monetary damages and injunctive relief. We filed an answer to this counterclaim on July 7, 2000, denying all of Matrox's claims. As with the Montreal action, we believe that the claims asserted by Matrox are without merit and we intend to vigorously defend this suit.

   In addition, we may be subject to litigation in the future. See "Risk Factors--Litigation by or against us or our customers concerning infringement would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us." From time to time, we are also subject to claims in the ordinary course of business, none of which in our view would have a material adverse impact on our business or financial position if resolved unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol NVDA. Public trading of our stock began on January 22, 1999. Prior to that, there was no public market for our stock. As of January 28, 2001, we had approximately 372 stockholders of record, not including those shares held in street or nominee name.

   The following table sets forth for the periods indicated the high and low sales price for the common stock as quoted on the Nasdaq National Market:

                                                                   High   Low
                                                                  ------ ------
   Year ended January 27, 2002
   ---------------------------
   First Quarter (through April 23, 2001)........................ $89.99 $40.00


   Year ended January 28, 2001
   ---------------------------
   Fourth Quarter................................................ $80.00 $27.50
   Third Quarter................................................. $86.25 $52.56
   Second Quarter................................................ $88.00 $37.75
   First Quarter................................................. $75.00 $17.50


   Year ended January 30, 2000
   ---------------------------
   Fourth Quarter................................................ $24.13 $10.88
   Third Quarter................................................. $14.19 $ 8.38
   Second Quarter................................................ $11.56 $ 8.19
   First Quarter................................................. $13.13 $ 8.00

                                DIVIDEND POLICY

   We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the years ended January 28, 2001, January 30, 2000 and January 31, 1999 and the consolidated balance sheet data as of January 28, 2001 and January 30, 2000 have been derived from and should be read in conjunction with our audited financial statements and the notes included thereto. The consolidated statement of operations data for the month ended January 31, 1998 and the years ended December 31, 1997 and 1996 are derived from audited consolidated financial statements and the notes thereto not included in this filing. The balance sheet data as of the month ended January 31, 1998 and the years ended December 31, 1997 and 1996 are derived from audited consolidated financial statements and the notes thereto not included in this filing.

                                                                            Year Ended
                          Year Ended  Year Ended  Year Ended  Month Ended  December 31,
                          January 28, January 30, January 31, January 31, ----------------
                             2001        2000        1999        1998      1997     1996
                          ----------- ----------- ----------- ----------- -------  -------
                                       (in thousands, except per share data)
Statement of Operations
 Data:
Revenue:
  Product...............  $  735,264   $374,505    $151,413     $11,420   $27,280  $ 3,710
  Royalty...............          --         --       6,824       1,911     1,791      202
                          ----------   --------    --------     -------   -------  -------
    Total revenue.......     735,264    374,505     158,237      13,331    29,071    3,912
Cost of revenue.........     460,098    235,575     109,746      10,071    21,244    3,038
                          ----------   --------    --------     -------   -------  -------
Gross profit............     275,166    138,930      48,491       3,260     7,827      874
Operating expenses:
  Research and
   development..........      86,438     47,439      25,073       1,121     7,103    1,218
  Sales, general and
   administrative.......      58,437     37,079      18,902         640     4,183    2,649
                          ----------   --------    --------     -------   -------  -------
    Total operating
     expenses...........     144,875     84,518      43,975       1,761    11,286    3,867
                          ----------   --------    --------     -------   -------  -------
    Operating income
     (loss).............     130,291     54,412       4,516       1,499    (3,459)  (2,993)
Interest and other
 income (expense), net..      16,673      1,754         (29)        (18)     (130)     (84)
                          ----------   --------    --------     -------   -------  -------
Income (loss) before
 income tax expense.....     146,964     56,166       4,487       1,481    (3,589)  (3,077)
Income tax expense......      47,027     18,068         357         134        --       --
                          ----------   --------    --------     -------   -------  -------
    Net income (loss)...  $   99,937   $ 38,098    $  4,130     $ 1,347   $(3,589) $(3,077)
                          ==========   ========    ========     =======   =======  =======
Basic net income (loss)
 per share..............  $     1.53   $    .64    $    .14     $   .05   $  (.14) $  (.14)
                          ==========   ========    ========     =======   =======  =======
Diluted net income
 (loss) per share.......  $     1.25   $    .53    $    .08     $   .03   $  (.14) $  (.14)
                          ==========   ========    ========     =======   =======  =======
Shares used in basic per
 share Computation(1)...      65,499     59,744      29,130      28,282    25,354   22,766
Shares used in diluted
 per share
 computation(1).........      79,647     72,196      54,786      52,200    25,354   22,766
                                                        January 31,        December 31,
                          January 28, January 30, ----------------------- ----------------
                             2001        2000        1999        1998      1997     1996
                          ----------- ----------- ----------- ----------- -------  -------
Balance Sheet Data:
Cash and cash
 equivalents............  $  674,275   $ 61,560    $ 50,257     $ 7,984   $ 6,551  $ 3,133
Total assets............   1,016,427    202,250     113,332      30,172    25,039    5,525
Capital lease
 obligations, less
 current portion........         378        962       1,995       1,756     1,891      617
Deferred revenue........     200,000         --          --          --        --       --
Long-term debt..........     300,000        500          --          --        --       --
Total stockholders'
 equity.................     405,714    124,563      64,209       8,610     6,897    1,037

--------
(1) Reflects a two-for-one stock split effected in June 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto. Effective January 31, 1998, we changed our fiscal year-end financial reporting period to a 52- or 53- week year ending on the last Sunday in January. We elected not to restate the previous reporting periods ending December 31. As a result, the first and fourth quarters of fiscal 1999 (year ended January 31, 1999) are 12- and 14-week periods, respectively, with the remaining quarters being 13-week periods. All four quarters of fiscal 2000 and 2001 (year ended January 28, 2001) are 13-week periods.

Overview

   We design, develop and market graphics processors and related software for personal computers and digital entertainment platforms. We provide a "top-to-bottom" family of award-winning performance 3D graphics processors and GPUs, that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs, and mobile PCs, from performance laptops to thin-and-light notebooks. Our 3D graphics processors are used for a wide variety of applications, including games, digital image editing, business productivity, the Internet and industrial design. Our graphics processors were the first to incorporate a 128-bit multi-texturing graphics architecture designed to deliver to users of our products a highly immersive, interactive 3D experience with compelling visual quality, realistic imagery and motion, stunning effects and complex object and scene interaction at real-time frame rates. The NVIDIA TNT2, TNT2 M64 and Vanta graphics processors deliver high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our graphics processors are designed to be architecturally compatible backward and forward between generations, giving our OEM customers and end users a low cost of ownership. We are recognized for developing the world's first GPU, the GeForce 256, which incorporates independent hardware transform and lighting processing units along with a complete rendering pipeline into a single-chip architecture. Our GPUs the GeForce3, the GeForce2 Ultra, the GeForce2 GTS, the GeForce2 MX, the GeForce2 Go, the NVIDIA Quadro2 Pro and the Quadro2 MXR process hundreds of billions of operations per second and increase the PC's ability to render high-definition 3D scenes in real-time. Our GPU family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft's Direct3D API and SGI's OpenGL API on Windows operating systems and Linux platforms.

   We recognize revenue from product sales to customers when a contract is in place, the price is determined, shipment is made and collectability is reasonably assured. Our policy on sales to distributors is to defer recognition of sales and related cost of sales until the distributors resell the product. Royalty revenue is recognized upon shipment of product by the licensee to its customers. We believe that the software sold with our products is incidental to the product as a whole.

   During the fourth quarter of 2001, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). The adoption of SAB 101 did not have a material effect on our consolidated statement of financial position or results of operation.

   Beginning in fiscal 2001, we entered into arrangements with vendors for the purchase and resale of non-high speed double data rate and single data rate memory to our customers. We recognize revenue from such arrangements on a net basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. We are acting in the capacity of an agent for this product.

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

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers, primarily ASUSteK, ELSA and Guillemot, and CEMs; including Celestica, Mitac, Micro-Star, SCI, and VisionTek. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. The average selling prices for our products, as well as our customers' products, vary by distribution channel. Our two largest customers accounted for approximately 36% of revenues for fiscal 2001. Sales to Edom accounted for 25% and sales to Celestica accounted for 11% of our total revenue for fiscal 2001. For fiscal 2000, sales to Creative Technology, Ltd. accounted for 17%, sales to Edom and sales to Diamond Multimedia Systems, Inc. each accounted for 15% and sales to ASUSteK accounted for 10% of our total revenue. Diamond is no longer one of our significant customers following its acquisition by S3 Incorporated in October 1999. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future.

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

   We currently utilize TSMC, our primary manufacturer, to produce semiconductor wafers, and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of a new manufacturer. The level of finished goods inventory we maintain may fluctuate and therefore a manufacturing disruption experienced by these manufacturers would impact the production of our products, which could harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products.

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

   On December 15, 2000, we signed a definitive agreement pursuant to which our subsidiary would acquire certain graphics related assets of 3dfx. These graphics related assets include, but are not limited to, patents, pending patent applications, trademarks, brand names and other assets related to the graphics business of 3dfx. On April 18, 2001, our subsidiary completed the purchase contemplated by the definitive agreement. We have paid 3dfx approximately $70 million in total consideration. Subject to the satisfaction of additional conditions,

3dfx may receive additional consideration in the form of cash and/or shares of our common stock. Also, as a result of the closing, we and 3dfx jointly filed to dismiss with prejudice the patent litigation between us. The transaction will be accounted for as a purchase.

Results of Operations

   The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of total revenue.

                                             Year Ended  Year Ended  Year Ended
                                             January 28, January 30, January 31,
                                                2001        2000        1999
                                             ----------- ----------- -----------
Revenue:
  Product...................................    100.0%      100.0%       95.7%
  Royalty...................................       --          --         4.3
                                                -----       -----       -----
    Total revenue...........................    100.0       100.0       100.0
Cost of revenue.............................     62.6        62.9        69.4
                                                -----       -----       -----
Gross profit................................     37.4        37.1        30.6
Operating expenses:
  Research and development..................     11.8        12.7        15.8
  Sales, general and administrative.........      7.9         9.9        12.0
                                                -----       -----       -----
    Total operating expenses................     19.7        22.6        27.8
                                                -----       -----       -----
    Operating income........................     17.7        14.5         2.8
Interest and other income, net..............      2.3         0.5          --
                                                -----       -----       -----
Income before income tax expense............     20.0        15.0         2.8
Income tax expense..........................      6.4         4.8         0.2
                                                -----       -----       -----
Net income..................................     13.6%       10.2%        2.6%
                                                =====       =====       =====

 Fiscal Years Ended January 28, 2001, January 30, 2000, and January 31, 1999

  Revenue

   Product Revenue. Product revenue was $735.3 million in fiscal 2001, $374.5 million in fiscal 2000, and $151.4 million in fiscal 1999. Product revenues increased by 96% from fiscal 2000 to 2001, and 147% from fiscal 1999 to 2000. The growth in both periods was primarily the result of increased sales of our graphics processors and the strong demand for new products at higher unit average selling prices. We began bundling high-speed double data rate memories with the GeForce products sold in the third quarter of fiscal 2000. Revenue derived from the bundling of double data rate memories with the GeForce products totaled $54.2 million in fiscal 2001 and $22.1 million in FY 2000. Revenue from sales outside of the United States accounted for 89% and 72% of total revenue for fiscal 2001 and 2000, respectively. Our international revenue increased 142% to $656.4 million in fiscal 2001 from $270.9 million a year ago. This increase in revenue from sales outside of the United States is primarily attributable to (i) expanded use of CEMs, add-in board and motherboard manufacturers located outside of the United States, and (ii) increased demand for our products in the Asia Pacific and European regions. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially shipped. The portion of revenue derived from foreign CEMs and add-in board manufacturers that are attributable to end customers in the United States is not separately disclosed. Although we achieved substantial growth in product revenue from fiscal 2000 to 2001 and fiscal 1999 to 2000, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors generally may also accelerate as the market develops and competition increases.

  Gross Profit

   Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin can vary in any period depending on the mix of types of graphics processors sold. Our gross profit margin percentage of 37.4% and 37.1% remained relatively consistent in fiscal 2001 and 2000, respectively. Absolute dollar gross profit margin increased in fiscal 2001 as compared to fiscal 2000 due to an increase in unit shipments. We began the bundling of double data rate memories with our GeForce processors in the second half of fiscal 2000. The inclusion of the double data rate high speed memories has reduced the gross margin percentage but has no incremental impact on absolute margin dollars, as they are generally sold at cost. We expect to continue bundling double data rate memories with some of our high-performance products for at least the next twelve months. Gross profit increased 187% from fiscal 1999 to 2000, primarily due to significant increases in unit shipments and the favorable impact of the higher margin NVIDIA TNT2 and GeForce graphics processors, partially offset by declining profit margins in our older product families. Although we achieved substantial growth in gross profit in fiscal 2001, 2000, and 1999, we do not expect to sustain these rates of growth in future periods.

  Operating Expenses

   Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. Research and development expenses increased by 82% from fiscal 2000 to 2001 and 89% from fiscal 1999 to 2000, primarily due to additional personnel and related engineering costs to support our next generation's products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to increased complexity and the number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenues.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased 58% from fiscal 2000 to 2001 and 96% from fiscal 1999 to 2000, primarily due to costs associated with additional personnel and commissions and bonuses on sales of the NVIDIA TNT2 and GeForce families of graphic processors. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our operations and our sales. General and administrative expenses are also likely to increase in absolute dollars as we continue to expand our operations. However, we do not expect significant changes in these expenses as a percentage of revenue in future periods.

  Interest and Other Income (Expense), Net

   Interest expense increased in fiscal 2001 compared to fiscal 2000 and should increase in future periods due to the issuance of $300.0 million of convertible debt in October 2000. Interest income increased 940% from fiscal 2000 to 2001 due to higher average cash balances as a result of a $200.0 million advance received from Microsoft in connection with our agreement with Microsoft and the receipt of $387.4 million from our combined convertible debt and common stock offerings which closed in October of fiscal 2001.

   Interest income primarily consists of interest earned on cash and cash equivalents. Interest expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt. Interest income increased $1.8 million from fiscal 1999 to 2000 due to higher average cash balances as a result of cash proceeds received from the initial public offering of our common stock in January 1999.

  Income Taxes

   We had income tax expense of $47.0 million, $18.1 million, and $357,000 in fiscal 2001, 2000 and 1999 respectively. Income taxes as a percentage of pretax income was 32.2% in fiscal 2001 and 2000, respectively and 7.9% in fiscal 1999. Income taxes as a percentage of pretax income remained constant for fiscal 2001 and 2000. The lower percentage of income taxes to pretax income for fiscal 1999 relative to fiscal 2000 was due primarily to the recognition of deferred tax assets in fiscal 1999 which previously had a valuation allowance. Foreign income taxed at rates different from United States statutory rates contributed to the lower tax rates in fiscal 2001, 2000 and 1999.

  Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $112,000 in fiscal 2001, $662,000 in fiscal 2000, and $2.5 million in fiscal 1999.

Liquidity and Capital Resources

   As of January 28, 2001, we had $674.3 million in cash and cash equivalents, an increase of $612.7 million from the end of fiscal 2000. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $148.2 million of noncancelable manufacturing commitments outstanding at January 28, 2001.

   In July 1999, we entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving loan agreement. The agreement expired on July 29, 2000.

   Operating activities generated cash of $68.0 million and $15.9 million during fiscal 2001 and 2000, respectively, and used cash of $1.9 million during fiscal 1999. The increases from fiscal 2000 to fiscal 2001 and from fiscal 1999 to fiscal 2000 were due to a substantial increase in net income, offset by changes in operating assets and liabilities. Income tax benefit derived from the difference between the exercise price and the fair value of acquired stock in association with employees' exercise of stock options totaled $63.2 million in fiscal 2001 compared to $10.6 million in fiscal 2000. Our accounts receivable are highly concentrated. At January 28, 2001, the two largest customers accounted for approximately 34% of accounts receivable. During the second quarter of fiscal 2001, we recorded a bad debt provision related to one customer that filed for bankruptcy. Significant bad debt write-offs in the future could harm our business.

   To date, our investing activities have consisted primarily of purchases of property and equipment and leasehold improvements for our new facility under construction. We incurred $36.3 million, $11.6 million and $7.9 million in capital expenditures in fiscal 2001, 2000 and 1999, respectively, for purchases of computer and emulation equipment to support increased research and development activities and enterprise resource planning system implementation. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $60.0 million to $70.0 million for capital expenditures in fiscal 2002, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, future phases of enterprise resource planning system implementation and tenant and leasehold improvements in our new headquarters facility.

   The cash flow impact from income tax payments can be unpredictable and significant due to tax strategies employed and tax benefits, or lack there-of, arising from employee stock option exercises.

   In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. Our new complex will be comprised of four buildings, representing approximately 500,000 total square feet. We expect the first phase of two buildings consisting of approximately 250,000 square feet to be completed in May 2001, the second phase of one building consisting of approximately 125,000 square feet to be completed in July 2001 and the last phase consisting of approximately 125,000 square feet to be completed in March 2002. We have $24.5 million of restricted cash related to the construction. The leases expire in 2012 and include two seven-year renewals at our option. Future minimum lease payments under these operating leases total approximately $227.1 million over the terms of the leases.

   Financing activities provided cash of $605.6 million during fiscal 2001 compared to $7.0 million in fiscal 2000 and $52.0 million in fiscal 1999. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. In April 2000, Microsoft advanced us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into shares of our preferred stock at a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement.

   In October 2000, we sold 1,400,000 shares of our common stock and $300.0 million of convertible subordinated notes due October 15, 2007 in a public offering. Proceeds from the offering were approximately $387.5 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering are being amortized to interest expense on a straight-line basis over the term of the notes. Interest on the convertible subordinated notes accrues at the rate of four and three-quarter percent per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The convertible subordinated notes are redeemable at our option on and after October 20, 2003. The notes are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $92.71 per share, subject to adjustment in certain circumstances.

   On December 15, 2000, we signed a definitive agreement pursuant to which our subsidiary would acquire certain graphics related assets of 3dfx. This transaction closed on April 18, 2001. We have paid 3dfx a total consideration of approximately $70 million in cash. Subject to the satisfaction of additional conditions, 3dfx may receive additional consideration in the form of cash and/or shares of our common stock. As a result of the closing, this purchase transaction has impacted our working capital in fiscal year 2002 and may have further impact if the additional conditions are met.

   We believe that our existing cash balances and anticipated cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from the investments without significantly increasing risk. To minimize potential loss arising from adverse changes in interest rates, we maintain a portfolio of cash and cash equivalents primarily in highly rated domestic money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our convertible subordinated notes are at a fixed interest rate of 4 3/4% and are not subject to interest rate fluctuations.

Exchange Rate Risk

   We consider our exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and therefore are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Certain Business Risks

   In addition to the risks discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the risks set forth below.

  Our operating results are unpredictable and may fluctuate.

   Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is therefore difficult for us to accurately forecast revenue and profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts and investors, which could cause the trading price of our common stock to decline, perhaps substantially. We believe that our quarterly and annual results of operations will be affected by a variety of factors that could adversely affect our revenue, gross profit and results of operations.

   Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:

  . demand and market acceptance for our products and/or our customers' products;

  . the successful development and volume production of next-generation products;

  .  new product announcements or product introductions by our competitors;

  . our ability to introduce new products in accordance with OEM, design requirements and design cycles;

  . changes in the timing of product orders due to unexpected delays in the introduction of our customers' products;

  . fluctuations in the availability of manufacturing capacity or manufacturing yields;

  . declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the U.S.;

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

  .  bad debt write-offs;

  .  costs associated with the repair and replacement of defective products;

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

   We expect that integrated graphics chipset products will become an increasing part of the lower cost segment of the PC graphics market. We are currently developing integrated chipset products. If these products are not competitive in this segment and the integrated chipset segment continues to account for an increasing percentage of the units sold in the PC market, our business may suffer.

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

  .  market acceptance of our products and our customers' products; and

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

  Our failure to identify new product opportunities or develop new products could harm our business.

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

   We have in the past been subject to patent infringement suits, and we may be subject to patent infringement suits brought by other parties in the future. These patent lawsuits could divert the attention of our technical and management employees and could result in significant expenses to us, whether or not the outcome is favorable. For example, we have been advised by Rambus Inc. that it believes our products infringe certain patents owned by Rambus and Rambus has requested that we agree to certain licensing terms, including royalty payments. We believe that Rambus patents are invalid, not infringed and unenforceable. Although we currently are having discussions with Rambus regarding potential business alternatives to Rambus' proposed licensing terms, we cannot guarantee that we will be able to reach a satisfactory agreement with Rambus. If we are unable to do so, Rambus may sue us or our customers for patent infringement at any time. If we are subject to patent infringement lawsuits, and the outcome of those lawsuits are unfavorable, we may have to pay substantial damages.

   We could be subject to future lawsuits that could divert our resources and result in the payment of substantial damages.

  We may be unable to adequately protect our intellectual property.

   We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. As of January 28, 2001, we owned 37 issued United States patents, and had 61 United States patent applications pending and our issued patents had expiration dates from April 2015 to June 2019. As of January 28, 2001, our issued patents and pending patent applications related to technology developed by us in connection with the development of our products, including our 3D graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross-licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

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

   In fiscal 2000, we derived all of our revenue from the sale of products for use in PCs. During fiscal 2001, we derived most of our revenue from the sale of products for use in the entire desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive substantially most of our revenue from the sale or license of products for use in PCs in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. It is possible that the recent slowing of the economy in the U.S., which has negatively impacted some PC manufacturers and led to some reductions in the demand for PCs, could lead to reductions in inventory purchases by PC manufacturers. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

   We have only a limited number of customers and our sales are highly concentrated. We primarily sell our products to add-in board and motherboard manufacturers and CEMs, which incorporate graphics products in the boards they sell to PC OEMs. Sales to add-in board manufacturers and CEMs are primarily dependent on achieving design wins with leading PC OEMs. The number of add-in board manufacturers, CEMs and leading PC OEMs is limited. We expect that a small number of add-in board manufacturers and CEMs directly, and a small number of PC OEMs indirectly, will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, our business could be harmed by the loss of business from PC OEMs or add-in board manufacturers and CEMs. In addition, revenue from add-in board manufacturers, motherboard manufacturers, CEMs and PC OEMs that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period.

   Our business may be harmed by instability in Asia due to the concentration of customers who are located or have substantial operations in Asia, including Taiwan. The People's Republic of China and Taiwan have in the past experienced and currently are experiencing strained relations. A worsening of these relations or the development of hostilities between the two could result in disruptions in Taiwan and possibly other areas of Asia, which could harm our business. In addition, it is possible that recent foreign relations matters between the U.S. and The People's Republic of China could further strain relations in Asia. While we believe political instability in Asia has not adversely affected our business, because of our reliance on companies with operations in Asia, continued economic and political instability in Asia might harm it.

  We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

   Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of January 28, 2001, we had 796 employees as compared to 392 employees as of January 30, 2000. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

   We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC to produce our semiconductor wafers and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may be unable to meet our near-term or long-term manufacturing requirements. We obtain manufacturing services on a purchase order basis and TSMC has no obligation to provide us with any specified minimum quantities of product. TSMC fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice. Because the lead time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC and any other manufacturers used by us to ensure adequate product supply to respond to customer demand.

   In September 1999, the earthquake in Taiwan contributed to a temporary shortage of graphics processors in the third and fourth quarters of fiscal 2000. Because of our reliance on TSMC, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People's Republic of China and Taiwan, and if relations between the U.S. and The People's Republic of China are strained due to recent foreign relations events. Furthermore, any substantial disruption in our suppliers' operations, either as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could harm our business.

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

   Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We have migrated to the .15 micron technology with the GeForce3 family of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

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

  . suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems and Via Technologies, Inc.;

  . suppliers of mobile graphics processors that incorporate 2D or 3D graphics functionality as part of their existing solutions, such as ATI, Trident Microsystems, and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and Via Technologies.;

  . companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs, SGI and SONICblue; and

  . companies that focus on the video game market, such as Imagination Technologies and ST Microelectronics.

   If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

  We may compete with Intel in the integrated low-cost chipset market.

   In June 2000, Intel began shipping the Intel 815 and 815e, 3D graphics chipset that is targeted at the low-cost PC market. Intel has significantly greater resources than we do, and our products may not compete effectively against future products introduced by Intel. In addition, we may be unable to compete effectively against Intel or Intel may introduce additional products that are competitive with our products in either performance or price or both. We expect Intel to continue to do the following:

  . invest heavily in research and development and new manufacturing facilities;

  .  maintain our position as the largest manufacturer of PC microprocessors;

  .  increasingly dominate the PC platform; and

  . promote our product offerings through advertising campaigns designed to engender brand loyalty among PC users.

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

   Our graphics processors are assembled and tested by Siliconware, ChipPAC and ASE. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

  We are subject to risks associated with product defects and incompatibilities.

   Products as complex as those offered by us may contain defects or failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered software defects and incompatibilities with customers' hardware in certain of our products and may experience delays or lost revenue to correct any new defects in the future. Errors in new products or releases after commencement of commercial shipments could result in loss of market share or failure to achieve market acceptance. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. These costs could be significant and could adversely affect our business and operating results. The production and distribution of defective products could harm our business.

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

   In December 1999, we began the implementation of an SAP A.G. system as our enterprise resource planning or ERP system to replace our information systems in business, finance, operations and service. The first phase of the implementation was successfully completed in June 2000 and our operations are fully functioning under the new ERP system. Future phases of the implementation are expected to occur throughout fiscal 2002. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be adversely affected if we encounter unforeseen problems with respect to system operations or future implementation.

  Some provisions in our certificate of incorporation, our bylaws and our agreement with Microsoft could delay or prevent a change in control.

   Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

  . the ability of the board of directors to create and issue preferred stock without prior shareholder approval;

  .  the prohibition of shareholder action by written consent;

  .  a classified board of directors; and

  . advance notice requirements for director nominations and shareholder proposals.

   On March 5, 2000, we entered into a licensing and development agreement with Microsoft that included a grant to Microsoft of first and last rights of refusal over any offer we receive to purchase 30% or more of the outstanding shares of our common stock. The provision could also delay or prevent a change in control of our company.

  Rising energy costs and power system shortages in California may result in increased operating expenses and reduced net income.

   California is currently experiencing an energy crisis and has recently experienced significant power shortages. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next year. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state, including the county where we have our principal offices. If blackouts interrupt our power supply, we may be temporarily unable to operate and any such interruption could harm our business.

  Our stock price may continue to experience large short-term fluctuations.

   The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors, such as the recent decline in some economic indicators in the U.S., related to the general volatility that currently exists in the market or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been initiated against the issuing company. This type of litigation could result in substantial cost and a diversion of management's attention and resources, which could have an adverse effect on our revenues and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities. See "Risk Factors--Our operating results are unpredictable and may fluctuate."

  We may not be able to realize the potential financial or strategic benefits of future business acquisitions which could hurt our ability to grow our business and sell our products.

   In the future we may acquire or invest in other businesses that offer products, services and technologies that we believe would help expand or enhance our products and services or help expand our distribution channels. If we were to make such an acquisition or investment, the following risks could impair our ability to grow our business and develop new products and, ultimately, could impair our ability to sell our products:

  . difficulty in combining the technology, operations or work force of the acquired business;

  .  disruption of our on-going businesses;

  . difficulty in realizing the potential financial or strategic benefits of the transaction;

  . difficulty in maintaining uniform standards, controls, procedures and policies; and

  . possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel.

   In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, or a combination of cash and common stock. If the consideration is paid with our common stock, existing stockholders would be further diluted. Any amortization of goodwill or other assets resulting from any acquisition could materially adversely affect our operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to the information regarding directors and executive officers appearing under the heading "Directors and Executive Officers" in the 2001 Proxy Statement, which information is hereby incorporated by reference.

Identification of Directors

   Reference is made to the information regarding directors appearing under the heading "Election of Directors" in the 2001 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

   Reference is made to the information regarding executive officers appearing under the heading "Election of Directors" in the 2001 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

   Reference is made to the information appearing under the heading "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the 2001 Proxy Statement, which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to the information appearing under the heading "Executive Compensation," in the 2001 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to information appearing in the 2001 Proxy Statement, under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to information appearing in the 2001 Proxy Statement, under the heading "Certain Transactions," which information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
(a) 1. Consolidated Financial Statements

    Report of KPMG LLP, Independent Auditors..............................  34

    Consolidated Balance Sheets as of January 28, 2001 and January 30,
     2000.................................................................  35

    Consolidated Statements of Income for the years ended January 28,
    2001, January 30, 2000,
    and January 31, 1999..................................................  36

    Consolidated Statements of Stockholders' Equity for the years ended
    January 28, 2001,
    January 30, 2000 and January 31, 1999.................................  37

    Consolidated Statements of Cash Flows for the years ended January 28,
    2001, January 30, 2000, and January 31, 1999..........................  38

    Notes to Consolidated Financial Statements............................  39

(a) 2. Financial Statement Schedules

    II--Valuation and Qualifying Accounts.................................  55

    All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits

    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(a) 4. Reports on Form 8-K

    There were no reports filed on Form 8-K during the fourth quarter ended January 28, 2001.

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  2.1    Asset Purchase Agreement, dated as of December 15, 2000, by and among
         NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive,
         Inc.

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

  4.4    Second Amendment to Second Amended and Restated Investors' Rights
         Agreement, dated April 12, 1999. (3)

  4.5    Indenture dated October 12, 2000 between NVIDIA Corporation and Chase
         Manhattan Bank and Trust Company, National Association, as Trustee

  4.6    Supplemental Indenture No. 1, dated as of October 12, 2000 between
         NVIDIA Corporation and Chase Manhattan Bank and Trust Company,
         National Association as Trustee

 10.1 Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers. (2)

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

 10.7    1998 Non-Employee Directors' Stock Option Plan. (2)

 10.8    Form of Nonstatutory Stock Option Agreement under the 1998 Non-
         Employee Directors' Stock Option Plan (Initial Grant). (2)

 10.9    Form of Nonstatutory Stock Option Agreement under the 1998 Non-
         Employee Directors' Stock Option Plan (Annual Grant). (2)

 10.10   Form of Nonstatutory Stock Option Agreement under the 1998 Non-
         Employee Directors' Stock Option Plan (Committee Grant). (2)

 10.11   Sublease dated April 2, 1998 between Apple Computer, Inc. and NVIDIA
         Corporation. (2)

 10.12   Loan and Security Agreement, dated September 3, 1998, between NVIDIA
         Corporation and Imperial Bank, as amended by letter agreement dated
         November 2, 1998. (2)

 10.13   Stock Purchase Agreement dated April 12, 1999 between NVIDIA
         Corporation and Synopsys, Inc. (3)

 10.14   Stock Repurchase Agreement dated June 9, 1999 between NVIDIA
         Corporation and Diamond Multimedia Systems, Inc. (3)

 10.15   Amendment to Loan and Security Agreement, dated July 30, 1999, between
         NVIDIA Corporation and Imperial Bank (4)

 20.1    List of Registrant's Subsidiaries

 23.1    Consent of KPMG LLP, Independent Auditors

--------
(1) Filed as an exhibit to our Registration Statement on Form S-8 filed on March 23, 1999 (Registration No. 333-74905) and incorporated herein by reference.
(2) Filed as an exhibit to our Registration Statement on Form S-1 filed on March 6, 1998 (Registration No. 333-47495) and incorporated herein by reference.
(3) Filed as an exhibit to our Form 10-Q for the quarter ended May 2, 1999 as filed on June 15, 1999 and incorporated herein by reference.
(4) Filed as an exhibit to our Form 10-Q for the quarter ended August 1, 1999 as filed on September 10, 1999 and incorporated herein by reference.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NVIDIA Corporation:

   We have audited the consolidated financial statements of NVIDIA Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVIDIA Corporation and subsidiaries as of January 30, 2000 and January 28, 2001 and the results of their operations and cash flows for each of the years in the three-year period ended January 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
February 14, 2001 except as to Note 12
 which is as of April 18, 2001

                      NVIDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                         January    January 30,
                                                         28, 2001      2000
                                                        ----------  -----------
                        ASSETS

Current assets:
  Cash and cash equivalents............................ $  674,275   $ 61,560
  Restricted Cash......................................     24,500         --
  Accounts receivable, less allowances of $8,403 and
   $6,443 in 2001 and 2000, respectively...............    104,988     67,224
  Inventory............................................     89,905     37,631
  Prepaid expenses and other current assets............     36,741      6,760
                                                        ----------   --------
    Total current assets...............................    930,409    173,175
Property and equipment, net............................     47,280     25,886
Deposits and other assets..............................     38,738      3,189
                                                        ----------   --------
                                                        $1,016,427   $202,250
                                                        ==========   ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................... $   76,535   $ 64,910
  Accrued liabilities..................................     33,212      9,529
  Current portion of capital lease obligations.........        588      1,786
                                                        ----------   --------
    Total current liabilities..........................    110,335     76,225
Capital lease obligations, less current portion........        378        962
Deferred revenue.......................................    200,000         --
Long-term debt.........................................    300,000        500
Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
   authorized; none issued or outstanding..............         --         --
  Common stock, $.001 par value; 200,000,000 shares
   authorized; 68,456,222 and 62,200,314 shares issued
   and outstanding in 2001 and 2000, respectively               68         62
  Additional paid-in capital...........................    277,029     95,933
  Deferred compensation................................         (6)      (118)
  Retained earnings....................................    128,623     28,686
                                                        ----------   --------
    Total stockholders' equity.........................    405,714    124,563
                                                        ----------   --------
                                                        $1,016,427   $202,250
                                                        ==========   ========

          See accompanying notes to consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                              Year Ended Year Ended Year Ended
                               January    January    January
                               28, 2001   30, 2000   31, 1999
                              ---------- ---------- ----------
Revenues:
  Product...................   $735,264   $374,505   $151,413
  Royalty...................         --         --      6,824
                               --------   --------   --------
    Total revenues..........    735,264    374,505    158,237
Cost of revenues............    460,098    235,575    109,746
                               --------   --------   --------
Gross profit................    275,166    138,930     48,491
                               --------   --------   --------
Operating expenses:
  Research and development..     86,438     47,439     25,073
  Sales, general and
   administrative...........     58,437     37,079     18,902
                               --------   --------   --------
    Total operating
     expenses...............    144,875     84,518     43,975
                               --------   --------   --------
    Operating income........    130,291     54,412      4,516
  Interest income...........     21,531      2,071        263
  Interest expense..........     (4,852)      (332)      (292)
  Other, net................         (6)        15         --
                               --------   --------   --------
Income before tax expense...    146,964     56,166      4,487
Income tax expense..........     47,027     18,068        357
                               --------   --------   --------
    Net income..............   $ 99,937   $ 38,098   $  4,130
                               ========   ========   ========
Basic net income per share..   $   1.53   $    .64   $    .14
                               ========   ========   ========
Diluted net income per
 share......................   $   1.25   $    .53   $    .08
                               ========   ========   ========
Shares used in basic per
 share computation..........     65,499     59,744     29,130
Shares used in diluted per
 share computation..........     79,647     72,196     54,786


          See accompanying notes to consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)

                                                                                           Retained
                           Preferred Stock      Common Stock     Additional                Earnings       Total
                          ------------------- ------------------  Paid-in     Deferred   (Accumulated Stockholders'
                            Shares     Amount   Shares    Amount  Capital   Compensation   Deficit)      Equity
                          -----------  ------ ----------  ------ ---------- ------------ ------------ -------------
Balances, January 31,
 1998...................   18,654,174   $ 19  28,283,420   $28    $ 25,422    $(3,317)     $(13,542)    $  8,610
Issuance of common stock
 upon exercise of stock
 options................           --     --     405,550    --         348         --            --          348
Tax benefit from stock
 options................           --     --          --    --          45         --            --           45
Sale of common stock
 under public offering,
 net of issuance costs
 of $4.5 million........           --     --   7,000,000     7      37,532         --            --       37,539
Issuance and conversion
 of mandatorily
 convertible notes into
 common stock...........           --     --   3,142,858     3      10,997         --            --       11,000
Conversion of preferred
 stock into common
 stock..................  (18,654,174)   (19) 18,654,174    19          --         --            --           --
Amortization of deferred
 compensation...........           --     --          --    --          --      2,537            --        2,537
Net income..............           --     --          --    --          --         --         4,130        4,130
                          -----------   ----  ----------   ---    --------    -------      --------     --------
Balances, January 31,
 1999...................           --     --  57,486,002    57      74,344       (780)       (9,412)      64,209
Sale of common stock
 under public offering
 (over-allotment), net
 of issuance costs of
 $0.6 million ..........           --     --   1,050,000     1       5,740         --            --        5,741
Issuance of common stock
 in connection with
 long-term software
 license................           --     --     487,804    --       5,000         --            --        5,000
Repurchase of common
 stock in settlement of
 accounts receivable....           --     --    (857,144)   --      (7,452)        --            --       (7,452)
Issuance of common stock
 from stock plans.......           --     --   4,033,652     4       7,673         --            --        7,677
Tax benefit from stock
 plans..................           --     --          --    --      10,613         --            --       10,613
Grant of common stock
 options for consulting
 services...............                              --                15         --            --           15
Amortization of deferred
 compensation...........           --     --          --    --          --        662            --          662
Net income..............           --     --          --    --          --         --        38,098       38,098
                          -----------   ----  ----------   ---    --------    -------      --------     --------
Balances, January 30,
 2000...................           --     --  62,200,314    62      95,933       (118)       28,686      124,563
Issuance of common stock
 from stock plans.......           --     --   4,832,303     5      19,905         --            --       19,910
Sale of common stock
 under public offering,
 net of issuance costs
 of $9.6 million........           --     --   1,400,000     1      96,668         --            --       96,669
Tax benefit from stock
 plans..................           --     --          --    --      63,199         --            --       63,199
Stock granted in
 exchange for
 intangibles and
 services...............           --     --      25,000    --       1,324         --            --        1,324
Amortization of deferred
 compensation...........           --     --          --    --          --        112            --          112
Net income..............           --     --          --    --          --         --        99,937       99,937
                          -----------   ----  ----------   ---    --------    -------      --------     --------
Balances, January 28,
 2001...................           --   $ --  68,457,617   $68    $277,029    $    (6)     $128,623     $405,714
                          ===========   ====  ==========   ===    ========    =======      ========     ========

          See accompanying notes to consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                              Year Ended  Year Ended Year Ended
                                              January 28,  January    January
                                                 2001      30, 2000   31, 1999
                                              ----------- ---------- ----------
Cash flows from operating activities:
 Net income.................................   $ 99,937    $ 38,098   $  4,130
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization............     15,687       9,006      4,006
   Deferred income taxes....................    (27,201)     (4,993)     ( 226)
   Stock options granted in exchange for
    services................................          5          15         --
   Amortization of deferred compensation....        112         662      2,537
   Amortization of debt issuance costs......         37          --         --
   Bad debt expense.........................        909       2,395         --
   Tax benefit from employee stock plans....     63,199      10,613         45
   Changes in operating assets and
    liabilities:
     Accounts receivable....................    (38,673)    (56,438)    (5,234)
     Inventory..............................    (52,274)     (9,008)   (28,102)
     Prepaid expenses and other current
      assets................................    (29,981)     (5,161)    (1,005)
     Deposits and other assets..............      1,344       1,985       (182)
     Accounts payable.......................     11,125      24,180     20,418
     Accrued liabilities....................     23,683       4,517      1,746
                                               --------    --------   --------
      Net cash provided by (used in)
       operating activities.................     67,909      15,871     (1,867)
                                               --------    --------   --------
Cash flows used in investing activities:
 Purchase of property and equipment.........    (36,329)    (11,589)    (7,899)
 Deposit of restricted cash.................    (24,500)         --         --
                                               --------    --------   --------
 Net cash used in investing activities......    (60,829)    (11,589)    (7,899)
                                               --------    --------   --------
Cash flows from financing activities:
 Convertible notes-net of issuance costs....    290,838          --         --
 Borrowings (payments) under line of
  credit....................................         --      (5,000)     5,000
 Common stock issued under employee stock
  plans.....................................     19,910       7,677        348
 Sale of common stock under public offering,
  net of issuance costs.....................     96,669       5,741     37,539
 Issuance and conversion of mandatorily
  convertible notes into common stock.......         --          --     11,000
 Advance in connection with development
  agreement.................................    200,000          --         --
 Long-term payable related to patent license
  agreement.................................         --         500         --
 Payments under capital leases..............     (1,782)     (1,897)    (1,848)
                                               --------    --------   --------
      Net cash provided by financing
       activities...........................    605,635       7,021     52,039
                                               --------    --------   --------
Change in cash and cash equivalents.........    612,715      11,303     42,273
Cash and cash equivalents at beginning of
 period.....................................     61,560      50,257      7,984
                                               ========    ========   ========
Cash and cash equivalents at end of period..   $674,275    $ 61,560   $ 50,257
                                               ========    ========   ========
Cash paid for interest......................   $    160    $    332   $    471
                                               ========    ========   ========
Cash paid for taxes.........................   $    235    $ 15,965   $     --
                                               ========    ========   ========
Non cash financing and investing activities:
 Assets recorded under capital lease........   $     --    $  1,264   $  2,245
                                               ========    ========   ========
 Repurchase of common stock in settlement of
  accounts receivable.......................   $     --    $  7,452   $     --
                                               ========    ========   ========
 Issuance of common stock in connection with
  long-term software license................   $     --    $  5,000   $     --
                                               ========    ========   ========
 Liabilities assumed in connection with
  long-term software license................   $     --    $  5,000   $     --
                                               ========    ========   ========
 Issuance of common stock in exchange for an
  intangible asset..........................   $  1,319    $     --   $     --
                                               ========    ========   ========

          See accompanying notes to consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Significant Accounting Policies

 Organization

   NVIDIA Corporation and subsidiaries (the "Company") designs, develops and markets 3D graphics processors for the PC market. The Company operates primarily in one industry segment in the United States, Asia and Europe. In April 1998, the Company was reincorporated as a Delaware corporation.

 Fiscal Year

   Effective January 1, 1998, the Company changed its fiscal year-end financial reporting period to January 31. The Company elected not to restate its previous reporting periods ending December 31. In addition, effective February 1, 1998, the Company changed its fiscal year end from January 31 to a 52- or 53- week year ending on the last Sunday in January. As a result, the first and fourth quarters of fiscal 1999 are 12- and 14-week periods, respectively, with the remaining quarters being 13-week periods. All four quarters of fiscal 2000 and 2001 are 13-week periods.

 Principles of Consolidation

   The consolidated financial statements include the accounts of NVIDIA Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Total cash at January 28, 2001 includes $24.5 million of restricted cash relating to letters of credit in connection with the development of the Company's new facility to be completed in fiscal 2001 and 2002. (See Note 5 Financial Arrangements, Commitments and Contingencies). Currently, the Company's cash equivalents consist of $589.9 million invested in money market funds.

 Inventories

   Inventories are stated at the lower of cost (first-in first-out) or market. Write-downs to reduce the carrying value of obsolete, slow moving and non-usable inventory to net realizable value are charged to cost of revenues.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives, generally three to five years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset.

 Software Development Costs

   Software development costs are expensed as incurred until the technological feasibility of the related product is established. After technological feasibility is established, any additional software development costs are capitalized in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Through January 28, 2001, the Company's process for developing software was completed concurrently with the establishment of technological feasibility, and, accordingly, no software costs have been

                      NVIDIA CORPORATION AND SUBSIDIARIES
capitalized to date. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

 Debt Financing Costs

   In connection with its financing arrangements, (see Note 5 Financial Arrangements, Commitments and Contingencies) the Company incurred certain direct costs from third parties who performed services that assisted in the closing of the related transaction. These costs are included in other assets on the balance sheet and are amortized on a straight line basis over the term of the financing.

 Stock Split

   In May 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock for stockholders of record on June 12, 2000, effected in the form of a 100% stock dividend. The transfer agent distributed the shares resulting from the split on June 26, 2000. All share and per-share numbers contained herein reflect this stock split.

 Revenue Recognition

   The Company recognizes revenue from product sales to customers when a contract is in place, the price is determined, shipment is made and collectibility is reasonably assured. The Company's policy on sales to distributors is to defer recognition of sales and related cost of sales until the distributors resell the product. Royalty revenue is recognized upon shipment of product by the licensee to its customers. The Company believes that the software sold with its products is incidental to the product as a whole.

   During the fourth quarter of 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). The adoption of SAB 101 did not have a material effect on the Company's consolidated statement of financial position or results of operation.

   Beginning in fiscal 2001, the Company entered into arrangements with vendors for the purchase and resale of non-high speed double data rate and single data rate memory to the Company's customers. The Company recognizes revenue from such arrangements on a net basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent. The Company is acting in the capacity of an agent for this product.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests primarily in money market funds and limits the amount of exposure to any one financial institution. Two customers accounted for approximately 34% of the Company's accounts receivable balance at January 28, 2001. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses.

 Accounting for Stock-Based Compensation

   The Company uses the intrinsic value method to account for its stock-based employee compensation plans. Deferred compensation arising from stock-based awards is amortized in accordance with Financial Accounting Standards Board Interpretation No. 28.

                      NVIDIA CORPORATION AND SUBSIDIARIES

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

 Fair Value of Financial Instruments

   The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying value of the Company's convertible notes approximated fair value as of January 28, 2001. The fair value of the Company's convertible notes based on quoted market prices as of January 28, 2001 was $245,250,000.

 Comprehensive Income

   The Company had no other components of comprehensive income other than the reported amounts of net income in all periods presented.

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

 New Accounting Pronouncements

   In March 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-02, "Accounting for Web Site Development Costs." EITF No. 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with Statement of Position No. 98-1. The adoption of EITF No. 00-2 during the fourth quarter of fiscal 2001 did not have a material impact on the Company's financial position, results of operations or cash flows.

   The "EITF" issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 establishes accounting and reporting standards for the classification of shipping and handling costs, as well as costs incurred related to shipping and handling. The adoption of EITF 00-10 during the fourth quarter of fiscal 2001 had no material impact on the Company's financial position, results of operations or cash flows.

                      NVIDIA CORPORATION AND SUBSIDIARIES

 Net Income Per Share

   Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for mandatorily convertible notes and convertible preferred stock or the treasury stock method for options and warrants. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                              Income       Shares      Amount
                                            (Numerator) (Denominator) Per Share
                                            ----------- ------------- ---------
                                                      (in thousands)
Year ended January 28, 2001
Basic net income...........................   $99,937      65,499       $1.53
Effect of dilutive securities:
  Stock options outstanding................        --      14,148          --
                                              -------      ------       -----
Diluted net income.........................   $99,937      79,647       $1.25
                                              =======      ======       =====
Year ended January 30, 2000
Basic net income...........................   $38,098      59,744       $0.64
Effect of dilutive securities:
  Stock options outstanding................                12,006
  Warrants.................................                   142
  Common stock issuable in connection with
   long-term software license..............        --      304             --
                                              -------      ------       -----
Diluted net income.........................   $38,098      72,196       $0.53
                                              =======      ======       =====
Year ended January 31, 1999
Basic net income...........................   $ 4,130      29,130       $0.14
Effect of dilutive securities:
  Stock options outstanding................                 5,812
  Warrants.................................                   232
  Mandatorily convertible notes............                 1,434
  Convertible preferred stock..............        --      18,178          --
                                              -------      ------       -----
Diluted net income.........................   $ 4,130      54,786       $0.08
                                              =======      ======       =====

   For fiscal 2001, instruments excluded from the computation of diluted earnings per share were options to acquire 2,238,250 shares of common stock with a weighted average exercise price of $60.82 and the assumed conversion of convertible debt into 3,235,897 at a conversion price of $92.71. There were no antidilutive instruments outstanding in fiscal 2000. For fiscal 1999, instruments excluded from the computation of diluted earnings per share were options to acquire 642,750 shares of common stock with a weighted average exercise price of $8.86. These instruments were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

                      NVIDIA CORPORATION AND SUBSIDIARIES

(2) Balance Sheet Components

   Certain balance sheet components are as follows:

                                                         January 28, January 30,
                                                            2001        2000
                                                         ----------- -----------
                                                             (in thousands)
     Inventory:
     Raw material.......................................   $22,906          --
     Work in-process....................................    11,815     $ 6,446
     Finished goods.....................................    55,184      31,185
                                                           -------     -------
       Total inventory..................................   $89,905     $37,631
                                                           =======     =======

   At January 28, 2001, the Company had noncancelable inventory purchase commitments totaling $148.2 million.

                                                         January 28, January 30,
                                                            2001        2000
                                                         ----------- -----------
                                                             (in thousands)
     Property and Equipment:
     Purchased engineering software....................   $ 25,642    $ 17,280
     Test equipment....................................     13,343       8,097
     Computer equipment................................     24,699      14,194
     Leasehold improvements............................      2,110         878
     Construction in process...........................      8,578          --
     Office furniture and equipment....................      1,873         881
                                                          --------    --------
                                                            76,245      41,330
     Accumulated depreciation and amortization.........    (28,965)    (15,444)
                                                          --------    --------
       Property and equipment, net.....................   $ 47,280    $ 25,886
                                                          ========    ========

   Assets recorded under capital leases included in property and equipment were $6,892,000 and $4,905,000 as of January 30, 2000 and January 28, 2001,
respectively. Accumulated amortization thereon was $5,285,000 and $3,979,000 as of January 30, 2000 and January 28, 2001, respectively.

                                                         January 28, January 30,
                                                            2001        2000
                                                         ----------- -----------
                                                             (in thousands)
     Accrued Liabilities:
     Accrued sales and marketing allowances............    $10,154     $5,377
     Income taxes payable..............................     10,010         --
     Accrued payroll and related expenses..............      9,281      3,605
     Other.............................................      3,767        547
                                                           -------     ------
       Total accrued liabilities.......................    $33,212     $9,529
                                                           =======     ======

(3) Stockholders' Equity

 Common Stock Offering

   In October 2000, the Company sold an additional 1,400,000 shares of its common stock to the public for net proceeds of approximately $96.7 million, after deducting underwriting discounts, commissions and expenses of the offering.

                      NVIDIA CORPORATION AND SUBSIDIARIES

 Mandatorily Convertible Notes

   Convertible subordinated non-interest bearing notes were issued to three major customers in July and August 1998 for a total of $11.0 million. The notes were subordinated to certain senior indebtedness. On January 15, 1999, the outstanding principal balance of these notes automatically converted into 3,142,858 shares of common stock of the Company at a conversion price equal to $3.50 per share.

 Convertible Preferred Stock

   On January 22, 1999, 18,654,174 shares of preferred stock were automatically converted into common stock upon the completion of the initial public offering of common stock. As of January 28, 2001, there are no shares of preferred stock outstanding and the Company has no current plans to issue any of the authorized preferred stock except in reference to the agreement with Microsoft entered into on March 5, 2000. (See Note 7 Development Agreements).

 2000 Nonstatutory Equity Incentive Plan

   On August 1, 2000, the Company's Board of Directors adopted the 2000 Nonstatutory Equity Incentive Plan (the "2000 Plan") to provide for the issuance of the Company's common stock to employees and affiliates who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Options generally expire in 10 years. The Compensation Committee appointed by the Board of Directors has the authority to amend the 2000 Plan and to determine the option term, exercise price and vesting period of each grant. Options generally vest ratably over a four-year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. A total of 8,094,601 shares are authorized for issuance under the 2000 Plan. There were 2,362,497 shares reserved for future issuance as of January 28, 2001.

 1998 Equity Incentive Plan

   The 1998 Equity Incentive Plan (the "1998 Plan") was adopted by the Company's Board of Directors on February 17, 1998 and was approved by the Company's stockholders on April 6, 1998 as an amendment and restatement of the Company's then existing Equity Incentive Plan which had been adopted on May 21, 1993. The 1998 Plan provides for the issuance of the Company's common stock to directors, employees and consultants. The 1998 Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. Additionally, the 1998 Plan provides that on the last day of each fiscal year, starting with the year ending January 31, 1999, the aggregate number of shares of common stock that are available for issuance are automatically to be increased by a number of shares equal to five percent (5%) of the Company's outstanding common stock on such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method. There are a total of 41,568,491 shares authorized for issuance and 4,167,725 shares are reserved for future issuance as of January 28, 2001.

   Pursuant to the 1998 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

   Options generally expire in 10 years. Vesting periods are determined by the Board of Directors. However, the initial options granted generally vest ratably over a four year period, with 25% becoming vested

                      NVIDIA CORPORATION AND SUBSIDIARIES
approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Subsequent grants vest quarterly over a four year period. Options granted prior to December 1997 could be exercised prior to full vesting. Any unvested shares so purchased were subject to a repurchase right in favor of the Company at a repurchase price per share that was equal to the original per share purchase price. The right to repurchase at the original price would lapse at the rate of 25% per year over the four-year period from the date of grant. As of January 28, 2001, there were 175,875 shares subject to repurchase.

 1998 Non-Employee Directors' Stock Option Plan

   In February 1998, the Board adopted the 1998 Non-employee Directors' Stock Option Plan (the "Directors Plan") to provide for the automatic grant of options to purchase shares of the Company's common stock to directors of the Company who are not employees or consultants of the Company or of an affiliate of the Company. Under the Directors Plan, whereby non-employee directors who are elected or appointed for the first time are automatically granted 100,000 non-qualified stock options ("Initial Grant"). On the day following each annual meeting, non-employee directors shall be granted an option to purchase 40,000 shares of common stock and each non-employee director who is a member of a Committee shall be granted an option to purchase 10,000 shares of common stock ("Annual Grant"); however, if the person has not been serving on the Board or committee since the prior year annual meeting, then the number of shares granted will be reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as an non-employee director.

   Initial Grants vest monthly over a four-year period and become exercisable on the fourth anniversary of the date of grant. Options under the Annual Grant vest monthly over a one year period and become exercisable on the one-year anniversary of the date of grant if the director has attended at least 75% of the regularly scheduled meetings. If the director fails to attend at least 75% of the regularly scheduled meetings, then options will vest annually over four years following the date of grant at the rate of 10% per year for the first three years and 70% for the fourth year such that the entire option will become exercisable on the four-year anniversary of the date of grant. The exercise price for such options is at least 100% of the fair market value on the date of grant. No option granted under the Directors Plan may be exercised after the expiration of 10 years from the date it was granted.

   The Compensation Committee administers the Directors Plan. A total of 600,000 shares have been authorized and issued under the Directors Plan and there are no more available as of January 28, 2001. In July 2000, the Board of Directors amended the 1998 Plan to incorporate the automatic grant provisions of the Directors Plan. Future grants will be made out of the 1998 Plan.

 Employee Stock Purchase Plan

   In February 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"). In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of the Company's fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares of the Company on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance on the Purchase Plan could not exceed 13,000,000 shares. At January 28, 2001, 572,302 shares have been issued under the Purchase Plan and 3,636,125 shares have been reserved for further issuance.

   The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, offerings period of an offering will be no longer than 27 months. Under the current offering adopted pursuant to the Purchase Plan, each offering period has been set at one year; each offering period is divided into two shorter purchase periods of approximately six months in duration.

                      NVIDIA CORPORATION AND SUBSIDIARIES

   Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board. Employees who participate in an offering generally can have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board, to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of 85% of the fair market value of the common stock on the commencement date of each offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

 Stock-Based Compensation

   The Company accounts for the 1998 and 2000 plans using the intrinsic value method. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. With respect to certain options granted during 1997 and the one month ended January 31, 1998, the Company recorded deferred compensation of $4,277,000 and $361,000, respectively, for the difference at the grant date between the exercise price per share and the fair value per share, based upon independent valuations and management's estimate of the fair value of the Company's stock on the various grant dates of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options, generally four years.

   As permitted under Statement of Financial Accounting Standards No. 123, ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") and related Interpretations in accounting for stock-based awards to employees. Compensation cost for the Company's stock-based compensation plans as determined consistent with SFAS 123, would have decreased net income to the pro forma amounts indicated below:

                                           Year Ended  Year Ended  Year Ended
                                           January 28, January 30, January 31,
                                              2001        2000        1999
                                           ----------- ----------- -----------
   Net income--as reported................   $99,937     $38,098     $4,130
   Net income--pro forma..................   $54,739     $30,397     $3,017
   Basic net income per share--as
    reported..............................   $  1.53     $  0.64     $ 0.14
   Basic net income--pro forma............   $  0.84     $  0.51     $ 0.10
   Diluted net income per share--as
    reported..............................   $  1.25     $  0.53     $ 0.08
   Diluted net income--pro forma..........   $  0.69     $  0.42     $ 0.06

   The fair value of options granted under the Purchase Plan has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             Year Ended  Year Ended  Year Ended
                                             January 28, January 30, January 31,
                                                2001        2000        1999
                                             ----------- ----------- -----------
   Expected life (in months)................       8           5           8
   Risk free interest rate..................     6.2%        5.1%        4.5%
   Volatility...............................      85%         70%         70%
   Dividend yield...........................      --          --          --

   The weighted-average fair value of shares granted under the Purchase Plan during the year ended January 28, 2001, January 30, 2000 and January 31, 1999 was approximately $14.08, $4.41 and $2.31, respectively. .

                      NVIDIA CORPORATION AND SUBSIDIARIES

   The fair value of options granted has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             Year Ended  Year Ended  Year Ended
                                             January 28, January 30, January 31,
                                                2001        2000        1999
                                             ----------- ----------- -----------
   Expected life (in years).................       4           5           5
   Risk free interest rate..................     5.7%        5.8%        6.0%
   Volatility...............................      85%         70%          0%
   Dividend yield...........................      --          --          --

   The weighted-average per share fair value of options granted during the years ended January 28, 2001, January 30, 2000 and January 31, 1999 was approximately $26.03, $13.53 and $1.45, respectively.

   The following summarizes the transactions under the equity incentive and non-employee director plans:

                                                         Number      Weighted
                                          Available    of Shares   Average Price
                                          for Grant   Under Option   Per Share
                                         -----------  ------------ -------------
   Balances, January 31, 1998...........   1,637,914    8,678,666     $ 1.12
     Authorized.........................  13,757,212           --         --
     Granted............................ (13,185,100)  13,225,100       3.61
     Exercised..........................          --     (405,550)       .96
     Cancelled..........................   3,385,376   (3,385,376)      3.18
                                         -----------   ----------
   Balances, January 31, 1999...........   5,595,402   18,112,840       2.56
     Authorized.........................   3,861,924           --         --
     Granted............................  (6,779,200)   6,779,200      10.80
     Exercised..........................          --   (3,578,938)      1.78
     Cancelled..........................   1,711,702   (1,711,702)      3.17
                                         -----------   ----------
   Balances, January 30, 2000...........   4,389,828   19,601,400       5.49
     Authorized.........................  12,243,977           --
     Granted............................ (10,927,375)  10,927,375      40.40
     Exercised..........................          --   (4,510,305)      3.69
     Cancelled..........................     823,792     (823,792)     14.93
                                         -----------   ----------
   Balances, January 28, 2001...........   6,530,222   25,194,678     $20.59
                                         ===========   ==========

   In July 1998, the Board of Directors adopted a resolution allowing employees to exchange some or all of their existing unexercised options to purchase common stock of the Company for options having an exercise price of $3.15 per share. The repriced options retain the same vesting schedule as the originally issued options, but the repriced options did not become exercisable until July 1999. Options to purchase approximately 2,507,000 shares of common stock were repriced under this program. Stock options held by executive officers and directors were not eligible for such repricing.

   During fiscal 2000, the Company granted common stock options within the Plan to consultants for services rendered. The fair value of all option grants to non-employees has been estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield--none; expected life-- contractual term; risk free interest rates--6.0% to 6.5%; volatility-- 60%. The estimated fair value of these options was $22,000 in fiscal 2000.

                      NVIDIA CORPORATION AND SUBSIDIARIES

   In 1998, options to purchase 40,000 shares of common stock were granted to an outside investor. As of January 28, 2001, options to purchase 12,500 shares of common stock were outstanding, of which zero shares were vested.

   The following table summarizes information about stock options outstanding as of January 28, 2001:

                                       Options Outstanding          Options Exercisable
                              ------------------------------------- --------------------
                                                           Weighted             Weighted
                                          Weighted Average Average              Average
                                Number       Remaining     Exercise   Number    Exercise
   Range of Exercise Prices   Outstanding Contractual Life  Price   Exercisable  Price
   ------------------------   ----------- ---------------- -------- ----------- --------
   $0.18  -- $ .65               777,743        6.21         0.42      581,492    0.37
    1.32  --  1.58             1,041,335        6.75         1.44      522,960    1.47
    2.08  --  3.15             2,617,799        7.51         3.05      934,259    3.02
    3.33  --  4.50             4,457,080        7.41         3.73    2,116,828    3.75
    8.19  -- 10.06             2,886,709        8.42         8.95      880,424    8.75
    10.25 -- 11.75             1,762,662        8.73        10.71      260,128   10.34
    17.31 -- 18.69             1,761,676        8.92        18.25      322,024   18.24
    29.94 -- 32.77             3,055,924        9.54        31.16      136,877   32.00
    35.06 -- 37.41             3,112,750        9.84        35.25           --      --
    44.57 -- 49.25               469,500        9.70        47.50           --      --
    52.75 -- 58.06             2,010,550        9.60        55.54       68,771   57.53
    61.25 -- 68.00             1,240,950        9.64        63.04          750   61.25
                              ----------                             ---------
   $0.18  --
     $68.00                   25,194,678        8.55        20.59    5,824,513    6.25
                              ==========                             =========

(4) 401(K) Plan

   The Company has a 401(K) Plan (the "Plan") covering substantially all of its United States employees. Under the Plan, participating employees may defer up to 20 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.

(5) Financial Arrangements, Commitments and Contingencies

 Convertible Subordinated Notes

   In October 2000, the Company sold $300 million of Convertible Subordinated Notes (the "Notes") due October 15, 2007. Proceeds net of issuance costs were $290.8 million. Issuance costs are being amortized to interest expense on a straight-line basis over the term of the notes. Interest on the Notes accrues at the rate of 4 3/4% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The Notes are redeemable at the Company's option on and after October 20, 2003. The Notes are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $92.71 per share, subject to adjustment in certain circumstances. In the event of a fundamental change, as defined in the Notes indenture, each holder of the Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase the Notes, in whole or in part, at a repurchase price of 100% of the principal amount, plus accrued interest to the repurchase date. In connection with its debt financing arrangement, the Company incurs certain direct, incremental costs from third parties who perform services that assist in the closing of the related transactions. These costs are included in deposits and other assets on the balance sheet and amortized using the straight line method over the term of the financing.

                      NVIDIA CORPORATION AND SUBSIDIARIES

 Short-term Borrowings

   In July 1999, the Company entered into an amended loan and security agreement with a bank, which included a $10.0 million revolving loan agreement with a borrowing base equal to 80% of eligible accounts. Borrowings under the line of credit bore interest at the prime rate, which was 8.5% at January 30, 2000, and was due in July 2000. Covenants governing the loan agreement require the maintenance of certain financial ratios. The agreement expired on July 29, 2000.

 Lease Obligations

   In April 2000, the Company entered into leases for its new headquarters complex in Santa Clara, California. The Company expects the first phase is to be completed in May 2001, the second phase of is to be completed in July 2001 and the last phase to be completed in March 2002. The leases expire in 2012 and includes two seven-year renewals at the Company's option. In addition, there is $24.5 million in restricted cash relating to letters of credit in place for the developer of the new facility. Future minimum lease payments under these operating leases total approximately $227.1 million over the terms of the leases and are included in the future minimum lease schedule below.

   In addition to the commitment of the new headquarters, the Company has the current office facilities under operating leases expiring through 2003. Future minimum lease payments under the Company's noncancelable capital and operating leases as of January 28, 2001, are as follows (in thousands):

   Year ending January                                        Operating Capital
   -------------------                                        --------- -------
   2002.....................................................  $ 12,016   $ 699
   2003.....................................................    21,111     426
   2004.....................................................    20,268       4
   2005.....................................................    20,643      --
   2006.....................................................    21,718      --
   2007 and thereafter......................................   137,331      --
                                                              --------   -----
   Total....................................................  $233,087   1,129
                                                              ========
   Less amount representing interest, at rates ranging from
    8% to 10%...............................................               163
                                                                         -----
   Present value of minimum debt payments...................               966
   Less current portion.....................................               588
                                                                         -----
   Long term portion........................................             $ 378
                                                                         =====

   The following is an analysis of the property and equipment under capital leases by major classes:

                                                         January 28, January 30,
                                                            2001        2000
                                                         ----------- -----------
                                                             (in thousands)
   Classes of Property and Equipment:
   Computer equipment...................................   $ 3,364     $ 4,192
   Test equipment.......................................       805       1,915
   Software and other...................................       736         785
                                                           -------     -------
                                                             4,905       6,892
   Accumulated depreciation and amortization............    (3,979)     (5,285)
                                                           -------     -------
     Leased property and equipment, net.................   $   926     $ 1,607
                                                           =======     =======

                      NVIDIA CORPORATION AND SUBSIDIARIES

   Rent expense for the years ended January 28, 2001, January 30, 2000 and January 31, 1999 was approximately $3,127,000, $2,501,000 and $1,555,000, respectively.

 Litigation

   On September 21, 1998, 3dfx Interactive, Inc. filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California alleging infringement of a 3dfx patent. The lawsuit was amended in 1999 to add two additional 3dfx patents. On August 28, 2000, the Company filed a patent infringement lawsuit against 3dfx in the United States District Court for the Northern District of California alleging infringement by 3dfx of five of our patents. The complaint by 3dfx alleges that our RIVA TNT, RIVA TNT2 and RIVA TNT Ultra products infringed the patents in suit and sought unspecified compensatory and trebled damages and attorney's fees, as well as injunctive relief. The Company's current generation of products was not identified as infringing any of the patents in suit. The lawsuit filed by the Company against 3dfx alleges that 3dfx's graphics chips and card products, which were used to accelerate 3D graphics on personal computers, infringed five of the Company's patents and sought an injunction restraining 3dfx from manufacturing, selling, or importing infringing graphics chips and card products, including its Voodoo3, Voodoo4, Voodoo5 and VSA-100 family of products, as well as monetary damages. Following the closing of the definitive agreement entered into by the Company and 3dfx, the Company and 3dfx jointly filed to dismiss with prejudice the above described patent litigation.

   On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against the Company in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleges that the Company improperly solicited and recruited Matrox employees and encouraged Matrox employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox seeks, among other things, certain injunctive relief. The Company believes that the claims asserted by Matrox are without merit and intends to vigorously defend this suit. The trial of this matter started on April 4, 2001 and ended on April 24, 2001. The court took the case under submission and indicated that it would not likely issue a final decision on the merits for approximately two months.

   On May 19, 2000, the Company filed suit against Matrox in Santa Clara County Superior Court alleging that Matrox's efforts to prevent its current and former employees from pursuing employment opportunities with the Company constitute interference with the Company's ability to enter into certain contracts and unfair competition. The Company's suit seeks, among other things, unspecified monetary damages, a declaration that Matrox's confidentiality and/or non-competition agreements are unenforceable under California law and a declaration that its use of those agreements and other tactics constitutes unfair competition. On May 26, 2000, the case was transferred to the San Jose Division of the United States District Court for the Northern District of California. On June 14, 2000, Matrox filed an answer denying the Company's claims and a counterclaim alleging trade secret misappropriate, intentional interference with contractual relations and unfair competition. Matrox's California suit seeks unspecified monetary damages and injunctive relief. The Company filed an answer to this counterclaim on July 7, 2000, denying all of Matrox's claims. As with the Montreal action, the Company believes that the claims asserted by Matrox are without merit and intends to vigorously defend this suit.

   In addition to the above litigation, from time to time the Company is subject to claims in the ordinary course of business, none of which is viewed to have a material adverse impact on the Company's business or financial position if resolved unfavorably.

                      NVIDIA CORPORATION AND SUBSIDIARIES

(6) Income Taxes

   The components of income tax expense are as follows:

                                            Year Ended  Year Ended  Year Ended
                                            January 28, January 30, January 31,
                                               2001        2000        1999
                                            ----------- ----------- -----------
   Current:
     Federal..............................   $     --     $11,624      $538
     State................................        205         824        --
     Foreign..............................     10,824          --        --
                                             --------     -------      ----
       Total current......................     11,029      12,448       538
   Deferred:
     Federal..............................    (15,866)     (3,923)     (226)
     State................................    (11,335)     (1,070)       --
     Foreign..............................         --          --        --
                                             --------     -------      ----
       Total deferred.....................    (27,201)     (4,993)     (226)
   Charge in lieu of taxes attributable to
    employer stock option plans...........     63,199      10,613        45
                                             --------     -------      ----
       Total income taxes.................     47,027      18,068       357
                                             ========     =======      ====

   The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as follows:

                                              Year Ended Year Ended Year Ended
                                               January    January    January
                                               28, 2001   30, 2000   31, 1999
                                              ---------- ---------- ----------
   Loss carryforward.........................       --         --     (1,570)
   Alternate Minimum Tax.....................       --         --        357
   State income taxes, net of federal tax
    benefit..................................    2,547      1,531         --
   Foreign tax rate differential.............   (3,812)        --         --
   Research and experimentation credit.......   (3,274)    (1,389)        --
   Change in valuation allowance.............       --     (4,784)        --
   Other.....................................      130      3,052         --
                                               -------    -------     ------
     Total income taxes......................  $47,027    $18,068     $  357
                                               =======    =======     ======

   The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets are presented below:

                                                       January 28, January 30,
                                                          2001        2000
                                                       ----------- -----------
   Net operating loss carryforwards...................   $ 3,216     $   --
   Accruals and reserves, not currently taken for tax
    purposes..........................................    10,008      4,996
   Property, equipment and intangible assets..........     9,820         --
   Research credit carryforwards......................     9,376         --
   Advances on development contract...................        --         --
   Other..............................................        --        223
                                                         -------     ------
     Total gross deferred tax assets..................    32,420      5,219
   Less valuation allowance...........................        --         --
                                                         -------     ------
     Net deferred tax assets..........................   $32,420     $5,219
                                                         =======     ======

                      NVIDIA CORPORATION AND SUBSIDIARIES

   The valuation allowance decreased by $4,784,000 for the year ended January 30, 2000. A valuation allowance was not established for the years ended January 30, 2000 and January 28, 2001 as management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

   As of January 28, 2001, the Company had a federal net operating loss carryforward of approximately $9,188,000, which will expire in 2021. The Company has federal and California research and experimentation tax credit carryforwards of approximately $7,707,000 and $1,669,000, respectively, as of January 28, 2001. The federal tax credits expire in 2021, and the California tax credits may be carried over indefinitely. Utilization of net operating loss and tax credit carryforwards may be subject to limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

(7) Development Agreements

   On March 5, 2000, the Company entered into an agreement with Microsoft pursuant to which the Company agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox video game console under development by Microsoft. In April 2000, Microsoft paid the Company $200 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, the Company would be required to return to Microsoft up to $100 million of the prepayment and to convert the remainder into preferred stock of the Company at a 30% premium to the 30-day average trading price of the common stock preceding Microsoft's termination of the agreement. In addition, in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of the Company's common stock, Microsoft has first and last rights of refusal to purchase the stock. The graphics chip contemplated by the agreement is highly complex, and the development and release of the Microsoft Xbox video game console and its commercial success are dependent upon a number of factors, many of which the Company cannot control. The Company cannot guarantee that it will be successful in developing the graphics chip for use by Microsoft or that the product will be developed or released, or if released, will be commercially successful.

   The Company had a strategic collaboration agreement with ST for the manufacture, marketing, and sale of certain of the Company's products. In connection with this agreement, the Company recorded royalty revenue of $6,824,000, in January 31, 1999. Royalty revenue decreased to zero in fiscal 2000 due primarily to reduced sales of RIVA 128 graphics processor and derivative products and disputes with ST regarding payment. The Company does not expect to record or receive royalty revenue from ST in the future.

(8) Long-term Software Licensing Agreement

   On April 12, 1999, the Company entered into a $10.0 million five-year software licensing agreement with a supplier in the electronic design automation industry. Under this agreement, the $10.0 million was due in two installments. The first installment was settled in June 1999 for 487,804 shares of the Company's common stock valued at $5.0 million. The second installment was settled in cash on March 31, 2000.

(9) Stock Repurchase Agreement

   In June 1999, the Company repurchased 857,144 shares of the Company's common stock from a major customer in settlement for a portion of then outstanding accounts receivable, in the amount of $7.5 million.

                      NVIDIA CORPORATION AND SUBSIDIARIES

(10) Segment Information

   The Company operates in a single industry segment: the design, development and marketing of 3D graphics processors for the PC market. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Enterprise-wide information provided on geographic sales is based upon the shipping location of the customer. Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. The following tables summarize information on the Company's operations in different geographic areas as follows:

                                                Year Ended Year Ended Year Ended
                                                 January    January    January
                                                 28, 2001   30, 2000   31, 1999
                                                ---------- ---------- ----------
   Revenue:
     U.S.......................................  $ 77,809   $103,609   $120,788
     Asia Pacific..............................   556,088    208,832     29,649
     Europe....................................   101,367     62,064      7,800
                                                 --------   --------   --------
       Total revenue...........................  $735,264   $374,505   $158,237
                                                 ========   ========   ========

                                                Year Ended Year Ended Year Ended
                                                 January    January    January
                                                 28, 2001   30, 2000   31, 1999
                                                ---------- ---------- ----------
   Long-lived assets:
     U.S.......................................  $77,211    $41,330    $18,591
     Asia Pacific..............................      545         --         --
     Europe....................................       73         --         --
                                                 -------    -------    -------
       Total long-lived assets.................  $77,829    $41,330    $18,591
                                                 =======    =======    =======

   Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                                                Year Ended Year Ended Year Ended
                                                 January    January    January
                                                 28, 2001   30, 2000   31, 1999
                                                ---------- ---------- ----------
   Revenue:
     Customer A................................     --          3%        35%
     Customer B................................     --         15%        27%
     Customer C................................      5%        17%        13%
     Customer D................................     --          2%        12%
     Customer E................................     25%        15%        --
     Customer F................................      9%        10%         4%
     Customer G................................     11%         5%        --

                                                    As of            As of
                                               January 28, 2001 January 20, 2000
                                               ---------------- ----------------
   Accounts Receivable:
     Customer A...............................        --               --
     Customer B...............................        --                4%
     Customer C...............................         1%              15%
     Customer D...............................        --               --
     Customer E...............................        18%              12%
     Customer F...............................         7%               6%
     Customer G...............................        16%              13%

                      NVIDIA CORPORATION AND SUBSIDIARIES

(11) Quarterly Summary (Unaudited)
(in thousands, except per share data)

                                                    Quarters Ended
                         --------------------------------------------------------------------
                                                                       Oct.
                         Jan. 28, Oct. 29, July 30,  April   Jan. 30,   31,   Aug. 1, May 2,
                           2001     2000     2000   30, 2000   2000    1999    1999    1999
                         -------- -------- -------- -------- -------- ------- ------- -------
Statement of Operations
 Data:
Revenues................ $218,218 $198,165 $170,398 $148,483 $128,455 $97,015 $78,017 $71,018
Cost of revenues........  135,849  124,643  106,631   92,975   79,809  60,195  49,625  45,946
Gross profit............   82,369   73,522   63,767   55,508   48,646  36,820  28,392  25,072
Net income..............   31,060   28,068   22,522   18,287   14,587  10,564   6,686   6,261
Basic net income per
 share.................. $    .46 $    .43 $    .35 $    .29 $    .24 $   .18 $   .11 $   .11
Diluted net income per
 share.................. $    .38 $    .35 $    .28 $    .24 $    .19 $   .15 $   .09 $   .09

(12) Definitive Agreement

   On December 15, 2000, the Company signed a definitive agreement pursuant to which the Company would acquire certain graphics related assets of 3dfx. These graphics related assets include, but are not limited to, patents, pending patent applications, trademarks, brand names and other assets related to the graphics business of 3dfx. On April 18, 2001, the Company completed the purchase contemplated by the definitive agreement. The Company has paid 3dfx approximately $70 million in total consideration. Subject to the satisfaction of additional conditions, 3dfx may receive additional consideration in the form of cash and/or shares of our common stock. Also, as a result of the closing, the Company and 3dfx jointly filed to dismiss with prejudice the patent litigation between us. The transaction will be accounted for as a purchase.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                       Additions
                                        Charged
                                          to
                                        Revenue  Charged               Balance
                              Balance     and    to Other Deductions   at End
        Description          Beginning Expenses  Accounts of Period   of Period
        -----------          --------- --------- -------- ----------  ---------
Year ended January 28, 2001
  Allowance for sales
   returns and allowances...  $4,092    $12,436      --     $9,436(1)  $7,092
                              ======    =======   =====     ======     ======
  Allowance for doubtful
   accounts.................  $2,351    $ 1,985             $3,025(2)  $1,311
                              ======    =======             ======     ======
Year ended January 30, 2000
  Allowance for sales
   returns and allowances...  $2,627    $ 4,546      --     $3,081(1)  $4,092
                              ======    =======   =====     ======     ======
  Allowance for doubtful
   accounts.................  $   --    $ 2,395      --     $   44(2)  $2,351
                              ======    =======   =====     ======     ======
Year ended January 31, 1999
  Allowance for sales
   returns and allowances...  $  349    $ 6,261      --     $3,983(1)  $2,627
                              ======    =======   =====     ======     ======

--------
(1) Represents amounts written off against the allowance for sales returns.
(2) Uncollectible accounts written off.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2001.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Jen-Hsun Huang             President, Chief Executive   April 27, 2001
______________________________________  Officer and Director
            Jen-Hsun Huang              (Principal Executive
                                        Officer)

     /s/ Christine B. Hoberg           Chief Financial Officer      April 27, 2001
______________________________________  (Principal Financial and
         Christine B. Hoberg            Accounting Officer)

          /s/ Tench Coxe               Director                     April 27, 2001
______________________________________
              Tench Coxe

       /s/ James C. Gaither            Director                     April 27, 2001
______________________________________
           James C. Gaither

       /s/ Harvey C. Jones             Director                     April 27, 2001
______________________________________
           Harvey C. Jones

      /s/ William J. Miller            Director                     April 27, 2001
______________________________________
          William J. Miller

      /s/ A. Brooke Seawell            Director                     April 27, 2001
______________________________________
          A. Brooke Seawell

       /s/ Mark A. Stevens             Director                     April 27, 2001
______________________________________
           Mark A. Stevens