Form 10-K405/A
period 2001-01-28
NVIDIA CORP/CA
filed 2001-05-25
CIK 1045810

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                               ----------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

   This amendment to the Annual Report on Form 10-K is being filed for the purpose of adding information to Part III of this Annual Report. Except for this Part III information, all information contained in this report on Form 10-K was current as of the date of the filing of the original report on April 27, 2001 and we have not undertaken to generally update other sections of the Report.

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

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  PART I

 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................     8
 Item 3.  Legal Proceedings.............................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders...........     9

                                 PART II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters.......................................................    10
 Item 6.  Selected Financial Data.......................................    11
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    12
 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...    17
 Item 8.  Financial Statements and Supplementary Data...................    29
          Changes in and Disagreements With Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    29

                                 PART III

 Item 10.  Directors and Executive Officers of the Registrant...........    30
 Item 11.  Executive Compensation.......................................    32
           Security Ownership of Certain Beneficial Owners and
 Item 12.  Management...................................................    37
 Item 13.  Certain Relationships and Related Transactions...............    39

                                 PART IV

 Item 14. Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K......................................................    40
 Signatures..............................................................   65

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

  Microsoft Xbox

   On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox video game console under development by Microsoft. In April 2000, Microsoft paid us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into our preferred stock at a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement. In addition, in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. The graphics chip contemplated by the agreement is highly complex, and the development and release of the Microsoft Xbox video game console and its commercial success are dependent upon a number of parties, such as hardware and software developers, and a number of factors, many of which are outside of our control. On February 14, 2001, we announced that the Xbox GPU and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company or TSMC for prototype fabrication.

Sales and Marketing

   Our worldwide sales strategy is a key part of our objective to become the leading supplier of performance 3D graphics processors for PCs. Our sales team works closely with PC OEMs, system integrators, motherboard manufacturers, add-in board manufacturers and industry trendsetters to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist PC OEMs, system integrators, motherboard manufacturers and add-in board manufacturers in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving PC OEMs, system integrators, motherboard manufacturers and add-in board manufacturers time-to-market, maintaining a high level of customer satisfaction among these manufacturers and fostering relationships that encourage customers to use the next generation of our products.

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

ITEM 2. PROPERTIES

   We occupy approximately 117,000 square feet for our headquarters in Santa Clara, California, under leases expiring in 2002. Additionally we lease 15,000 square feet in Santa Clara for use as a warehouse, under a lease expiring in November of 2007. We also lease a design center consisting of approximately 6,677 square feet in one building in Durham, North Carolina, under a lease that expires in December 2005. In addition, we lease design, sales and administrative offices in Texas, Washington, Arizona, Massachusetts, France, Singapore, Taiwan, Japan, Germany and the United Kingdom to support our customers. In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. The new complex will comprise four buildings totaling approximately 500,000 square feet. We expect the first phase of two buildings consisting of approximately 250,000 square feet, to be completed in May 2001; the second phase consisting of one building of approximately 125,000 square feet to be completed in July 2001; and the last phase consisting of one building of approximately 125,000 square feet to be completed in March 2002. The leases expire in 2012 and include two seven-year renewals at our option. We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires.

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

                                                                            Year Ended
                          Year Ended  Year Ended  Year Ended  Month Ended   December 31
                          January 28, January 30, January 31, January 31, ----------------
                             2001        2000        1999        1999      1997     1996
                          ----------- ----------- ----------- ----------- -------  -------
                                       (in thousands, except per share data)
Statement of Operations
 Data
Revenue:
  Product...............  $  735,264   $374,505    $151,413     $11,420   $27,280  $ 3,710
  Royalty...............          --         --       6,824       1,911     1,791      202
                          ----------   --------    --------     -------   -------  -------
    Total revenue.......     735,264    374,505     158,237      13,331    29,071    3,912
Cost of revenue.........     460,098    235,575     109,746      10,071    21,244    3,038
                          ----------   --------    --------     -------   -------  -------
Gross profit............     275,166    138,930      48,491       3,260     7,827      874
Operating expenses:
  Research and
   development..........      86,438     47,439      25,073       1,121     7,103    1,218
  Sales, general and
   administrative.......      58,437     37,079      18,902         640     4,183    2,649
                          ----------   --------    --------     -------   -------  -------
    Total operating
     expenses...........     144,875     84,518      43,975       1,761    11,286    3,867
                          ----------   --------    --------     -------   -------  -------
    Operating income
     (loss).............     130,291     54,412       4,516       1,499    (3,459)  (2,993)
Interest and other
 income (expense), net..      16,673      1,754         (29)        (18)     (130)     (84)
                          ----------   --------    --------     -------   -------  -------
Income (loss) before
 income tax expense.....     146,964     56,166       4,487       1,481    (3,589)  (3,077)
Income tax expense......      47,027     18,068         357         134        --       --
                          ----------   --------    --------     -------   -------  -------
    Net income (loss)...  $   99,937   $ 38,098    $  4,130     $ 1,347   $(3,589) $(3,077)
                          ==========   ========    ========     =======   =======  =======
Basic net income (loss)
 per share..............  $     1.53   $    .64    $    .14     $   .05   $  (.14) $  (.14)
                          ==========   ========    ========     =======   =======  =======
Diluted net income
 (loss) per share.......  $     1.25   $    .53    $    .08     $   .03   $  (.14) $  (.14)
                          ==========   ========    ========     =======   =======  =======
Shares used in basic per
 share computation(1)...      65,499     59,744      29,130      28,282    25,354   22,766
Shares used in diluted
 per share
 computation(1).........      79,647     72,196      54,786      52,200    25,354   22,766

                                                        January 31,        December 31,
                          January 28, January 30, ----------------------- ----------------
                             2001        2000        1999        1998      1997     1996
                          ----------- ----------- ----------- ----------- -------  -------
Balance Sheet Data:
Cash and cash
 equivalents............  $  674,275   $ 61,560    $ 50,257     $ 7,984   $ 6,551  $ 3,133
Total assets............   1,016,427    202,250     113,332      30,172    25,039    5,525
Capital lease
 obligations, less
 current portion........         378        962       1,995       1,756     1,891      617
Deferred revenue........     200,000         --          --          --        --       --
Long-term debt..........     300,000        500          --          --        --       --
Total stockholders'
 equity.................     405,714    124,563      64,209       8,610     6,897    1,037

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
                                                =====       =====       =====

 Fiscal Years Ended January 28, 2001, January 30, 2000, and January 31, 1999

  Revenue

   Product Revenue. Product revenue was $735.3 million in fiscal 2001, $374.5 million in fiscal 2000, and $151.4 million in fiscal 1999. Product revenues increased by 96% from fiscal 2000 to 2001, and 147% from fiscal 1999 to 2000. The growth in both periods was primarily the result of increased sales of our graphics processors and the strong demand for new products at higher unit average selling prices. We began bundling high-speed double data rate memories with the GeForce products sold in the third quarter of fiscal 2000. Revenue derived from the bundling of double data rate memories with the GeForce products totaled $54.2 million in fiscal 2001 and $22.1 million in FY 2000. Revenue from sales outside of the United States accounted for 89% and 72% of total revenue for fiscal 2001 and 2000, respectively. Our international revenue increased 142% to $657.4 million in fiscal 2001 from $270.9 million a year ago. This increase in revenue from sales outside of the United States is primarily attributable to (i) expanded use of CEMs, add-in board and motherboard manufacturers located outside of the United States, and (ii) increased demand for our products in the Asia Pacific and European regions. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially shipped. The portion of revenue derived from foreign CEMs and add-in board manufacturers that are attributable to end customers in the United States is not separately disclosed. Although we achieved substantial growth in product revenue from fiscal 2000 to 2001 and fiscal 1999 to 2000, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors generally may also accelerate as the market develops and competition increases.

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

  Income Taxes

   We had income tax expense of $47.0 million, $18.1 million, and $357,000 in fiscal 2001, 2000 and 1999 respectively. Income taxes as a percentage of pretax income were 32.0%, 32.2% and 7.9% in fiscal 2001, 2000 and 1999, respectively. Income taxes as a percentage of pretax income remained relatively constantfor fiscal 2001 and 2000. The lower percentage of income taxes to pretax income for fiscal 1999 relative to fiscal 2000 was due primarily to the recognition of deferred tax assets in fiscal 1999 which previously had a valuation allowance. Foreign income taxed at rates different from United States statutory rates contributed to the lower tax rates in fiscal 2001, 2000 and 1999.

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

  We may not be successful in producing the processors in volumes required for the Microsoft Xbox product and, even if we do successfully produce these processors in volume, we may not achieve profit margins consistent with those of our other products.

   The Xbox Graphics Processing Unit and Xbox Media Communications Processor are new, complicated processors that have not been produced in volume. Both processors have increased in complexity and features from what was contemplated at the time we entered into the agreement with Microsoft. There can be no assurance that we will be able to produce these processors in the volume and within the required time frames or that we will be able to produce these processors consistent with profit margins achieved on our other products. Finally, there can be no assurance that the Xbox program will be commercially successful. If any of the aforementioned risks occur, our business may suffer and our stock price may decline.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

   The following sets forth certain information regarding our board of directors and executive officers, their ages and their positions, as of April 30, 2001:

               Name              Age                  Position
               ----              ---                  --------
   Jen-Hsun Huang..............   38 President, Chief Executive Officer and
                                     Director

   Jeffrey D. Fisher...........   42 Executive Vice President, Worldwide Sales

   Christine B. Hoberg.........   45 Chief Financial Officer

   Chris A. Malachowsky........   42 Vice President, Hardware Engineering

   Curtis R. Priem.............   41 Chief Technical Officer

   Tench Coxe (1)..............   42 Director

   James C. Gaither............   63 Director

   Harvey C. Jones (1).........   48 Director

   William J. Miller (2).......   55 Director

   A. Brooke Seawell (2).......   53 Director

   Mark A. Stevens (2).........   41 Director

--------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

   Jen-Hsun Huang co-founded NVIDIA in April 1993 and has served as its President, Chief Executive Officer and a member of the Board of Directors since its inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions, most recently as Director of Coreware, the business unit responsible for LSI's "system-on-a-chip" strategy. From 1984 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

   Jeffrey D. Fisher has been Executive Vice President, Worldwide Sales for our company since July 1994. From September 1988 to July 1994, Mr. Fisher held various positions at Weitek Corporation, a semiconductor technology company, where his last position was as Director of Worldwide Sales. Mr. Fisher holds a B.S.E.E. degree from Purdue University and an M.B.A. degree from Santa Clara University.

   Christine B. Hoberg has been Chief Financial Officer of our company since December 1998. From June 1992 to December 1998, Ms. Hoberg held various positions at Quantum Corporation, a mass storage company, where her last position was as Vice President, Corporate Controller. Ms. Hoberg holds a B.A. in German Studies from Stanford University and is a certified public accountant.

   Chris A. Malachowsky co-founded our company in April 1993 and has been our Vice President, Hardware Engineering since that time. From 1987 until April 1993, Mr. Malachowsky was a Senior Staff Engineer for Sun Microsystems, Inc., a supplier of enterprise network computing products. From 1980 to 1986, Mr. Malachowsky was a manufacturing design engineer at Hewlett-Packard Company. Mr. Malachowsky was a co-inventor of Sun Microsystems' GX graphics architecture and has authored 43 patents, most of which relate to graphics. Mr. Malachowsky holds a B.S.E.E. degree from the University of Florida and an M.S.C.S. degree from Santa Clara University.

   Curtis R. Priem co-founded our company in April 1993 and has been our Chief Technical Officer since that time. From 1986 to January 1993, Mr. Priem was Senior Staff Engineer at Sun Microsystems where he architected the GX graphics products, including the world's first single chip GUI accelerator. From 1984 to 1986, Mr. Priem was a hardware engineer at GenRad, Inc., a supplier of diagnostic equipment for electronic products. From 1982 to 1984, Mr. Priem was a staff engineer for Vermont Microsystems, Inc., a personal computer company, where he architected IBM's Professional Graphics Adapter, the PC industry's first graphics processor. Mr. Priem has authored 93 U.S. and international patents, all of which relate to graphics and Input/Output Systems. Mr. Priem holds a B.S.E.E. degree from Rensselaer Polytechnic Institute.

   Tench Coxe has served as a director of NVIDIA since June 1993. Mr. Coxe is a managing director of Sutter Hill Ventures, a venture capital investment firm. Prior to joining Sutter Hill Ventures in 1987, Mr. Coxe was Director of Marketing and MIS at Digital Communication Associates. Mr. Coxe also serves on the Board of Directors of Clarus Corporation, a software company, Copper Mountain Networks Inc., a provider of high-speed DSL solutions, E-Loyalty Corp., a customer loyalty software firm, and several privately held companies. Mr. Coxe holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from Harvard Business School.

   James C. Gaither has served as a director of NVIDIA since December 1998. Mr. Gaither is a managing director of Sutter Hill Ventures, a venture capital investment firm. He is also senior counsel to the law firm of Cooley Godward LLP and was a partner of the firm from 1971 until July 2000. Prior to beginning his law practice with the firm in 1969, Mr. Gaither served as a law clerk to The Honorable Earl Warren, Chief Justice of the United States, Special Assistant to the Assistant Attorney General in the United States Department of Justice and Staff Assistant to the President of the United States, Lyndon Johnson. Mr. Gaither is a former president of the Board of Trustees at Stanford University and is a member of the Board of Directors of The William and Flora Hewlett Foundation, and the James Irvine Foundation. Mr. Gaither currently serves on the Board of Directors of Basic American, Inc., a food processing company, Blue Martini, Inc., a customer interaction company, Levi Strauss & Company, a manufacturer and marketer of brand-name apparel, and Siebel Systems, Inc., an e-business application software provider. Mr. Gaither holds a B.A. in Economics from Princeton University and a J.D. degree from Stanford University.

   Harvey C. Jones has served as a director of NVIDIA since November 1993. Mr. Jones is the Chairman of the Board of Tensilica Inc., a privately-held company he co-founded in 1997. Tensilica designs and licenses application-specific microprocessors for use in high volume embedded systems. From December 1987 through February 1998, Mr. Jones held various positions at Synopsys, Inc., a developer of electronic design automation software, where he served as President through December 1992, as Chief Executive Officer until January 1994 and as Executive Chairman of the Board until February 1998. Prior to joining Synopsys, Mr. Jones served as President and Chief Executive Officer of Daisy Systems Corporation, a computer-aided engineering company that he co-founded in 1981. Mr. Jones currently serves on the Board of Directors of Remedy Corporation, an enterprise software company, Simplex Solutions, a deep submicron circuit verification company and Numerical Technology Corporation, an integrated c ircuit technology and software company. Mr. Jones holds a B.S. degree in Mathematics and Computer Sciences from Georgetown University and an M.S. degree in Management from Massachusetts Institute of Technology.

   William J. Miller has served as a director of NVIDIA since November 1994. From April 1996 through October 1999, Mr. Miller was Chief Executive Officer and Chairman of the Board of Avid Technology, Inc., a provider of digital tools for multimedia. Mr. Miller also served as President of Avid Technology from September 1996 through October 1999. From March 1992 to October 1995, Mr. Miller served as Chief Executive Officer of Quantum Corporation, a mass storage company. He was a member of the Board of Directors, and Chairman thereof, from, respectively, May 1992 and September 1993 to August 1995. From 1981 to March 1992, he served in various positions at Control Data Corporation, a supplier of computer hardware, software and services, most recently as Executive Vice President and President, Information Services. Mr. Miller serves on the Board of Directors of Waters Corporation, a scientific instrument manufacturing company and on the Board of Directors of ESPS, Inc., a provider of softwar e for renditioning and publishing complex documents. Mr. Miller holds a B.A. and a J.D. degree from the University of Minnesota.

   A. Brooke Seawell has served as a director of NVIDIA since December 1997. Mr. Seawell has been a general partner of Technology Crossover Ventures since February 2000. Mr. Seawell acted as an independent consultant to several technology companies from 1999 to 2000. From 1997 to 1998, Mr. Seawell was Executive Vice President of NetDynamics, Inc., an Internet application server software company. From 1991 to 1997, Mr. Seawell was Senior Vice President and Chief Financial Officer of Synopsys, Inc., an electronic design automation software company. Mr. Seawell also serves on the Board of Directors of Informatica Corporation, a data integration software company and several privately held companies. Mr. Seawell holds a B.A. degree in Economics and an M.B.A. degree in Finance from Stanford University.

   Mark A. Stevens has served as a director of NVIDIA since June 1993. Mr. Stevens has been a managing member of Sequoia Capital, a venture capital investment firm, since March 1993. Prior to that time, beginning in July 1989, he was an associate at Sequoia Capital. Prior to joining Sequoia, he held technical sales and marketing positions at Intel. Mr. Stevens currently serves on the Board of Directors of MP3.com, Inc., an online music company, Pixelworks, Inc., a fabless semiconductor company developing image processors, Terayon Communication Systems, Inc., a broadband systems company, and several privately held companies. Mr. Stevens holds a B.S.E.E. degree, a B.A. degree in Economics and an M.S. degree in Computer Engineering from the University of Southern California and an M.B.A. degree from Harvard Business School.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock or our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file.

   To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended January 28, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

   Directors do not receive any cash compensation for their services as members of the Board of Directors, although they are reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. Beginning in February 1998, upon the adoption of the 1998 Non-Employee Directors' Stock Option Plan (the "Directors Plan"), each director who is not an employee, consultant or an affiliate of NVIDIA or our affiliates receives automatic nonstatutory stock option grants. In July 2000, the Board of Directors amended the 1998 Plan to incorporate the automatic grant provisions of the Directors Plan into the 1998 Plan. The terms of the 1998 Plan, as they relate to non-employee directors, as well as the terms of the Directors Plan, are referred to in this discussion as the "Director Plan Provisions."

   Under the Director Plan Provisions, non-employee directors who are elected or appointed for the first time are automatically granted 100,000 non-qualified stock options ("Initial Grant"). On the day following each annual meeting, non-employee directors shall be granted an option to purchase 40,000 shares of common stock and each non-employee director who is a member of a Committee shall be granted an option to purchase 10,000 shares of common stock ("Annual Grant"); however, if the person has not been serving on the Board or committee since the prior year annual meeting, then the number of shares granted will be reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as an non-employee director.

   Initial Grants vest monthly over a four-year period and become exercisable on the fourth anniversary of the date of grant. Options under the Annual Grant vest monthly over a one-year period and become exercisable on the one-year anniversary of the date of grant if the director has attended at least 75% of the regularly scheduled meetings. If the director fails to attend at least 75% of the regularly scheduled meetings, then options will vest annually over four years following the date of grant at the rate of 10% per year for the first three years and 70% for the fourth year such that the entire option will become exercisable on the four-year anniversary of the date of grant.

   The exercise price for options granted under the Director Plan Provisions is at least 100% of the fair market value on the date of grant. No option granted under such provisions may be exercised after the expiration of 10 years from the date it was granted. Options granted under the Director Plan Provisions generally are non-transferable except to family members, a family trust, a family partnership or a family limited liability company. However, an optionee may designate a beneficiary who may exercise the option following the optionee's death. An optionee whose service relationship with NVIDIA or any of our affiliates (whether as a non-employee director of ours or subsequently as an employee, director or consultant of ours or an affiliate of ours) ceases for any reason, may exercise vested options for the term provided in the option agreement (12 months generally, 18 months in the event of death).

   If we sell substantially all of our assets, or if we are involved in any merger or any consolidation in which we are not the surviving corporation, or if there is any other change in control, all outstanding awards under the Director Plan Provisions either will be assumed or substituted for by any surviving entity. If the surviving entity does not assume or substitute for the NVIDIA awards, the awards will terminate if they are not exercised prior to any sale of assets, merger or consolidation.

   During the last three (3) fiscal years, options to purchase shares of our Common Stock were granted to non-employee directors. In December 1998, Mr. Seawell was granted an option to purchase 64,100 shares of the Company's Common Stock at an exercise price of $3.50 per share. In December 1998, Mr. Gaither received his Initial Grant of an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. In June 1999, Annual Grants under the Director Plan Provisions were as follows: 50,000 shares to each of Messrs. Coxe, Jones, Seawell and Mr. Stevens; 40,000 shares to Mr. Miller; and 10,000 shares to Mr. Gaither, each at an exercise price of $8.19 per share. In July 2000, Annual Grants under the Director Plan Provisions were as follows: 50,000 shares to each of Messrs. Coxe, Gaither, Jones, Miller, Seawell and Stevens, each at an exercise price of $68.00 per share.

   As of April 30, 2001, options to purchase 600,000 shares of Common Stock were outstanding and no shares remained available for future grant under the Directors' Plan. Unless terminated sooner, the Directors' Plan will terminate in February 2008. Future grants to non-employee directors will be made under the Director Plan Provisions from shares available under our 1998 Equity Incentive Plan (the "1998 Plan"). Unless sooner terminated, the 1998 Plan will also terminate in February 2008.

   We have entered into indemnity agreements with each of our directors and executive officers. The form of indemnity agreement provides, among other things, that we will indemnify our executive officers and directors, under the circumstances and to the extent provided for in the indemnify agreements, for any and all expenses he or she may be required to pay in actions or proceedings because of his or her status as a director or executive officer of NVIDIA, to the fullest extent permitted by the Company's Bylaws and Delaware law.

Compensation of Executive Officers

   The following table shows for the fiscal years ended January 28, 2001, January 30, 2000 and January 31, 1999, compensation awarded or paid to, or earned by, our Chief Executive Officer and our other four most highly compensated executive officers receiving compensation in excess of $100,000 in fiscal year 2001 (the "Named Executive Officers").

                          Summary Compensation Table

                                                              Long Term
                                       Annual                Compensation
                                    Compensation                Awards
                                  -----------------------    ------------
                                                              Securities    All Other
Name and Principal        Fiscal   Salary         Bonus       Underlying   Compensation
Position                  Year(1)   ($)            ($)       Options (#)     ($) (1)
------------------        ------- --------       --------    ------------  ------------
Jen-Hsun Huang..........   2001   $400,000       $400,000(2)   800,000           --
 President and Chief       2000    300,000        300,000(3)         0           --
  Executive Officer        1999    257,692        200,000(4)   800,000        2,697(5)

Jeffrey D. Fisher.......   2001   $399,558(2)(6) $ 42,083       80,000           --
  Vice President, Sales    2000    418,280(6)      23,600       42,000        2,357(5)
                           1999    198,683(6)          --      200,000           --

Christine B. Hoberg.....   2001   $200,000       $102,083(2)    50,000           --
 Chief Financial Officer   2000   $200,000         15,710            0           --
                           1999     30,384(7)          --      590,000           --

Chris A. Malachowsky....   2001   $209,000       $ 84,583(2)    65,000           --
 Vice President,           2000    191,250         19,700            0           --
  Engineering              1999    183,461        500,000        2,505(5)        --

Curtis R. Priem.........   2001   $197,316       $ 69,583(2)    30,000           --
 Chief Technical Officer   2000    180,000          8,700            0           --
                           1999    180,000             --      500,000        3,792(5)

--------
(1) Effective January 1, 1998, we changed our fiscal year-end financial reporting period from December 31 to January 31. Effective February 1, 1998, we changed our fiscal year end from January 31 to a 52- or 53-week year ending on the last Sunday in January.
(2) Partially paid in fiscal year 2002.
(3) Paid in fiscal year 2001.
(4) Paid in fiscal year 2000.
(5) Represents market value of commemorative gift of property, including income taxes incurred for such gift, received in recognition of five (5) years of service to NVIDIA.
(6) Includes sales commissions of $299,558 $318,280, and $98,683 in fiscal years 2001, 2000 and 1999, respectively.
(7) Ms. Hoberg joined NVIDIA in December 1998.

                       Stock Option Grants And Exercises

   We grant options to our executive officers under the 1998 Plan. As of April 30, 2001, options to purchase a total of 4,378,414 shares were outstanding under the 1998 Plan and options to purchase 17,138,908 shares remained available for grant thereunder.

   The following tables show for the fiscal year ended January 28, 2001, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

                       Option Grants In Last Fiscal Year

                             Individual Grants
                         -------------------------
                                                                          Potential Realizable
                                                                            Value at Assumed
                         Number of       % of                               Annual Rates of
                         Securities     Total                                 Stock Price
                         Underlying    Options                              Appreciation for
                          Options     Granted to    Exercise                Option Term (4)
                          Granted    Employees in    Price    Expiration ----------------------
      Name                 (#)(1)   Fiscal Year(2) ($/Sh) (3)    Date      5% ($)     10% ($)
      ----               ---------- -------------- ---------- ---------- ---------- -----------
Jen-Hsun Huang..........  800,000        7.42%       $18.53    01/31/10  $9,323,489 $23,627,551
Jeffrey D. Fisher.......   15,000        0.14%       $32.00    02/27/10     301,870     764,997
                           15,000        0.14%       $58.06    10/18/10     547,720   1,388,043
                           50,000        0.46%       $29.94    01/02/11     941,352   2,385,608
Christine B. Hoberg.....   50,000        0.46%       $29.94    01/02/11     941,352   2,385,608
Chris A. Malachowsky....   15,000        0.14%       $58.06    10/18/10     547,720   1,388,042
                           50,000        0.46%       $29.94    01/02/11     941,351   2,385,609
Curtis R. Priem.........   30,000        0.28%       $29.94    01/02/11     564,811   1,431,365

--------
(1) Initial option grants generally vest at a rate of 25% on the first anniversary of the vesting commencement date and 6.25% each quarter thereafter and have a term of 10 years. Subsequent option grants generally vest 6.25% per quarter from the date of grant.
(2) Based on an aggregate of 10,777,375 shares subject to options granted to persons who were employees in the fiscal year ended January 28, 2001, including the Named Executive Officers.
(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant as determined by the Board.
(4) The potential realizable value is calculated based on the term of the option at the time of grant (10 years). It is calculated assuming that the fair market value of NVIDIA's Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

   This table sets forth for each Named Executive Officer the number and value of securities underlying unexercised options at January 28, 2001.

                                                        Number of Securities              Value of Unexercised
                           Shares                      Underlying Unexercised             In-the-Money Options
                         Acquired on    Value        Options at January 30, 2000           at January 30, 2000(1)
                         ----------- ------------ --------------------------------- ---------------------------------
                          Exercise
          Name               (#)     Realized ($) Exercisable (#) Unexercisable (#) Exercisable ($) Unexercisable ($)
          ----           ----------- ------------ --------------- ----------------- --------------- -----------------
Jen-Hsun Huang..........        --            --      670,000          930,000        $29,808,970      $33,739,830
Jeffrey D. Fisher.......    52,040    $3,178,126       42,208          227,752          1,801,624        8,228,271
Christine B. Hoberg.....   110,624     6,903,903       36,876          345,000          1,744,696       15,000,913
Chris A. Malachowsky....        --            --      344,687          220,313         16,209,531        8,411,694
Curtis R. Priem.........        --            --      343,750          186,250         16,209,531        7,994,204

--------
(1) Based on the difference between $50.81 (the fair market value of NVIDIA's common stock on January 26, 2001, the last trading day of the fiscal year) and the exercise price.

Employment, Severance and Change of Control Agreements

   NVIDIA does not have any employment, severance or change of control agreements with any Named Executive Office.

Compensation Committee Interlocks and Insider Participation

   For the fiscal year ended January 28, 2001, the Compensation Committee consisted of Messrs. Coxe, Gaither and Jones. No current member of the Compensation Committee is an officer or employee of NVIDIA and no executive officer of NVIDIA serve as a member of a Compensation Committee. Each of NVIDIA'S directors, or their affiliated entities, other than Mr. Seawell, has purchased and hold securities of NVIDIA.

   Mr. Gaither has provided legal services to NVIDIA since its inception. See
Item 13 "Certain Relationships and Related Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding ownership of NVIDIA's Common Stock as of April 30, 2001 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors as a group; and
(iv) all those known by us to be beneficial owners of more than five percent of our outstanding Common Stock.

                                                 Beneficial Ownership (1)
                                                 ---------------------------
                                                   Number of     Percent of
   Beneficial Owner                                 Shares         Total
   ----------------                              --------------- -----------
   Jen-Hsun Huang(2)(3).........................       5,556,186        7.9%
   Jeffrey D. Fisher(2)(4)......................         302,595          *
   Christine B. Hoberg(2)(5)....................          42,473          *
   Chris A. Malachowsky(2)(6)...................       4,308,250        6.1%
   Curtis R. Priem(2)(7)........................       5,861,525        8.3%
   Tench Coxe(2)(8).............................         576,918          *
   James C. Gaither(2)(9).......................         101,152          *
   Harvey C. Jones(2)(10).......................         484,602          *
   William J. Miller(2)(11).....................         207,500          *
   A. Brooke Seawell(2)(12).....................         190,000          *
   Mark A. Stevens(2)(13).......................         213,936          *
   FMR Corporation(14)..........................      10,221,168       14.6%
   Edward C. Johnson 3d
    and Abigail P. Johnson
   82 Devonshire Street
   Boston, MA 02109
   Janus Capital Corporation(15)................       4,744,851        6.8%100
   100 Fillmore Street
   Thomas H. Bailey
   Denver, CO 80206-4923
   All current directors and executive officers
   as a
   group (11 persons) (16)......................      17,991,737       24.8%

--------
  * Represents beneficial ownership of less than 1% of the outstanding shares of NVIDIA's Common Stock.
 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 70,104,138 shares of Common Stock outstanding on April 30, 2001. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
 (2) The address for each of these persons is c/o NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.
 (3) Includes 4,264,800 shares of Common Stock held by The Jen-Hsun and Lori Huang Living Trust dated May 1, 1995, of which Mr. Huang is the trustee, and 501,200 shares of Common Stock held by J. and L. Huang Investments, L.P., of which Mr. Huang and his wife are general partners. Also includes 800,000 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.

 (4) Includes 39,000 shares of Common Stock held by Jeffrey D. Fisher, as custodian for his three minor children under the Uniform Gifts to Minors Act. Also includes 47,120 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.
 (5) Includes 36,876 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.
 (6) Includes 3,270,000 shares of Common Stock held by The Chris and Melody Malachowsky Living Trust dated October 20, 1994, of which Mr. Malachowsky is the trustee, and 477,000 shares of Common Stock held by Malachowsky Investments L.P., of which Mr. Malachowsky and his wife are general partners. Also includes 411,250 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.
 (7) Includes 54,000 shares of Common Stock held by The Priem Family CRT and 4,309,400 shares held by the Priem Family Foundation. Mr. Priem is the president of the Priem Family Foundation. Mr. Priem disclaims beneficial ownership of the shares of Common Stock held by the Priem Family Foundation. Also includes 408,125 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.

 (8) Includes 481,918 shares of Common Stock held in a retirement trust over which Mr. Coxe exercises voting and investment power. Includes 95,000 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.
 (9) Includes 34,902 shares of Common Stock held by Cooley Godward LLP, of which Mr. Gaither is a partner. Mr. Gaither disclaims beneficial ownership of such shares held by such entity, except to the extent of his pecuniary interest therein. Also includes 66,250 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.
(10) Includes 95,000 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.
(11) Includes 82,500 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.
(12) Includes 190,000 shares of Common Stock issuable upon exercise of vested options within 60 days April 30, 2001.
(13) Includes 92,500 shares of Common Stock issuable upon exercise of vested options within 60 days of April 30, 2001.
(14) According to a Schedule 13G jointly filed on February 14, 2001, FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson beneficially own and have sole dispositive power with respect to 10,221,168 shares of our common stock. The following FMR Corp. subsidiaries have beneficial ownership: Fidelity Management & Research Company, 9,790,198 shares, with Edward C. Johnson 3d, through his control of this entity, having sole dispositive power over such shares; Fidelity Management Trust Company, 346,520 shares, with Edward C. Johnson 3d and FMR Corp. each having sole dispositive power over such shares and sole voting power over 250,420 of such shares; and Fidelity International Limited, Pembroke Hall, 42 Crowlane, Hamilton, Bermuda, 84,450 shares. Edward C. Johnson 3d owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson is chairman of FMR Corp. and Ms. Johnson is a director of FMR Corp. The Johnson family represents 49% of the voting power of FMR Corp. The Johnson family has voting power over 39.89% of the voting shares of Fidelity International Limited. Mr. Johnson is also the chairman of Fidelity International Limited. Additional disclosure can be found in the 13G filing.
(15) According to a Schedule 13G filed on February 15, 2001, Janus Capital Corporation and Thomas H. Bailey beneficially own 4,744,851 shares of our common stock. Thomas H. Bailey owns approximately 12.2% of Janus Capital, serves as President and Chairman of the Board of Janus Capital, and may be deemed to have voting and dispositive power with respect to shares held by the managed portfolios of Janus Capital. Additional disclosure can be found in the 13G filing.
(16) Includes 2,324,621 shares issuable upon exercise of vested options held by all current directors and executive officers within 60 days of April 30, 2001. See footnotes (3)-(13).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   James C. Gaither, one of our directors and a member of our compensation committee, is Senior Counsel to Cooley Godward LLP, which has provided legal services to us since our inception.

We have entered into indemnity agreements with each of our directors and executive officers. The form of indemnity agreement provides, among other things, that NVIDIA will indemnify such executive officer and director, under the circumstances and to the extent provided for therein, for any and all expenses he or she may be required to pay in actions or proceedings because of his or her status as a director or executive officer of NVIDIA, to the fullest extent permitted by the Company's Bylaws and Delaware law.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
(a)1.Consolidated Financial Statements

    Report of KPMG LLP, Independent Auditors..............................  43

    Consolidated Balance Sheets as of January 28, 2001 and January 30,
    2000..................................................................  44

    Consolidated Statements of Income for the years ended January 28,
    2001, January 30, 2000, and January 31, 1999..........................  45

    Consolidated Statements of Stockholders' Equity for the years ended
    January 28, 2001, January 30, 2000 and January 31, 1999...............  46

    Consolidated Statements of Cash Flows for the years ended January 28,
    2001, January 30, 2000, and January 31, 1999..........................  47

    Notes to Consolidated Financial Statements............................  48

(a)2.Financial Statement Schedules

    II--Valuation and Qualifying Accounts.................................  64

    All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)3.Exhibits

    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(a)4.Reports on Form 8-K

    There were no reports filed on Form 8-K during the fourth quarter ended January 28, 2001.

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  2.1    Asset Purchase Agreement, dated as of December 15, 2000, by and among
         NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive,
         Inc.*

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

  4.4    Second Amendment to Second Amended and Restated Investors' Rights
         Agreement, dated April 12, 1999. (3)

  4.5    Indenture dated October 12, 2000 between NVIDIA Corporation and Chase
         Manhattan Bank and Trust Company, National Association, as Trustee*

  4.6    Supplemental Indenture No. 1, dated as of October 12, 2000 between
         NVIDIA Corporation and Chase Manhattan Bank and Trust Company,
         National Association as Trustee*

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

 10.13   Stock Purchase Agreement dated April 12, 1999 between NVIDIA
         Corporation and Synopsys, Inc. (3)

 10.14   Stock Repurchase Agreement dated June 9, 1999 between NVIDIA
         Corporation and Diamond Multimedia Systems, Inc. (3)

 10.15   Amendment to Loan and Security Agreement, dated July 30, 1999, between
         NVIDIA Corporation and Imperial Bank (4)

 Exhibit
 Number           Description of Document
 -------          -----------------------

 20.1    List of Registrant's Subsidiaries*

 23.1    Consent of KPMG LLP, Independent Auditors

--------
(1) Filed as an exhibit to our Registration Statement on Form S-8 filed on March 23, 1999 (Registration No. 333-74905) and incorporated herein by reference.
(2) Filed as an exhibit to our Registration Statement on Form S-1 filed on March 6, 1998 (Registration No. 333-47495) and incorporated herein by reference.
(3) Filed as an exhibit to our Form 10-Q for the quarter ended May 2, 1999 as filed on June 15, 1999 and incorporated herein by reference.
(4) Filed as an exhibit to our Form 10-Q for the quarter ended August 1, 1999 as filed on September 10, 1999 and incorporated herein by reference.
 * Previously filed in 10-K.

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

                                          /s/ KPMG LLP

Mountain View, California
February 14, 2001 except as to Note 12
 which is as of April 18, 2001

                      NVIDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                         January    January 30,
                                                         28, 2001      2000
                                                        ----------  -----------
                        ASSETS


Current assets:
  Cash and cash equivalents............................ $  674,275   $ 61,560
  Restricted cash......................................     24,500         --
  Accounts receivable, less allowances of $8,403 and
   $6,443 in 2001 and 2000, respectively...............    104,988     67,224
  Inventory............................................     89,905     37,631
  Prepaid expenses and other current assets............     36,741      6,760
                                                        ----------   --------
    Total current assets...............................    930,409    173,175
Property and equipment, net............................     47,280     25,886
Deposits and other assets..............................     38,738      3,189
                                                        ----------   --------
                                                        $1,016,427   $202,250
                                                        ==========   ========

         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable..................................... $   76,535   $ 64,910
  Accrued liabilities..................................     33,212      9,529
  Current portion of capital lease obligations.........        588      1,786
                                                        ----------   --------
    Total current liabilities..........................    110,335     76,225
Capital lease obligations, less current portion........        378        962
Deferred revenue.......................................    200,000         --
Long-term debt.........................................    300,000        500
Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
   authorized; none issued or outstanding..............         --         --
  Common stock, $.001 par value; 200,000,000 shares
   authorized; 68,457,617 and 62,200,314 shares issued
   and outstanding in 2001 and 2000, respectively......         68         62
  Additional paid-in capital...........................    277,029     95,933
  Deferred compensation................................         (6)      (118)
  Retained earnings....................................    128,623     28,686
                                                        ----------   --------
    Total stockholders' equity.........................    405,714    124,563
                                                        ----------   --------
                                                        $1,016,427   $202,250
                                                        ==========   ========


          See accompanying notes to consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                           Year Ended  Year Ended  Year Ended
                                           January 28, January 30, January 31,
                                              2001        2000        1999
                                           ----------- ----------- -----------
Revenues:
  Product.................................  $735,264    $374,505    $151,413
  Royalty.................................        --          --       6,824
                                            --------    --------    --------
    Total revenues........................   735,264     374,505     158,237
Cost of revenues..........................   460,098     235,575     109,746
                                            --------    --------    --------
Gross profit..............................   275,166     138,930      48,491
                                            --------    --------    --------
Operating expenses:
  Research and development................    86,438      47,439      25,073
  Sales, general and administrative.......    58,437      37,079      18,902
                                            --------    --------    --------
    Total operating expenses..............   144,875      84,518      43,975
                                            --------    --------    --------
    Operating income......................   130,291      54,412       4,516
  Interest income.........................    21,531       2,071         263
  Interest expense........................    (4,852)       (332)       (292)
  Other, net..............................        (6)         15          --
                                            --------    --------    --------
Income before tax expense.................   146,964      56,166       4,487
Income tax expense........................    47,027      18,068         357
                                            --------    --------    --------
    Net income............................  $ 99,937    $ 38,098    $  4,130
                                            ========    ========    ========
Basic net income per share................  $   1.53    $    .64    $    .14
                                            ========    ========    ========
Diluted net income per share..............  $   1.25    $    .53    $    .08
                                            ========    ========    ========
Shares used in basic per share
 computation..............................    65,499      59,744      29,130
Shares used in diluted per share
 computation..............................    79,647      72,196      54,786


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

                      NVIDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                            Year Ended  Year Ended  Year Ended
                                            January 28, January 30, January 31,
                                               2001        2000        1999
                                            ----------- ----------- -----------
Cash flows from operating activities:
  Net income...............................  $ 99,937    $ 38,098    $  4,130
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization...........    15,687       9,006       4,006
   Deferred income taxes...................   (27,201)     (4,993)       (226)
   Stock options granted in exchange for
    services...............................         5          15          --
   Amortization of deferred compensation...       112         662       2,537
   Amortization of debt issuance costs.....        37          --          --
   Bad debt expense........................       909       2,395          --
   Tax benefit from employee stock plans...    63,199      10,613          45
   Changes in operating assets and
    liabilities:
     Accounts receivable...................   (38,673)    (56,438)     (5,234)
     Inventory.............................   (52,274)     (9,008)    (28,102)
     Prepaid expenses and other current
      assets...............................   (29,981)     (5,161)     (1,005)
     Deposits and other assets.............     1,344       1,985        (182)
     Accounts payable......................    11,125      24,180      20,418
     Accrued liabilities...................    23,683       4,517       1,746
                                             --------    --------    --------
       Net cash provided by (used in)
        operating activities...............    67,909      15,871      (1,867)
                                             --------    --------    --------
Cash flows used in investing activities:
  Purchase of property and equipment.......   (36,329)    (11,589)     (7,899)
  Deposit of restricted cash...............   (24,500)         --          --
                                             --------    --------    --------
       Net cash used in investing
        activities.........................   (60,829)    (11,589)     (7,899)
                                             --------    --------    --------
Cash flows from financing activities:
  Convertible notes, net of issuance
   costs...................................   290,838          --          --
  Borrowings (payments) under line of
   credit..................................        --      (5,000)      5,000
  Common stock issued under employee stock
   plans...................................    19,910       7,677         348
  Sale of common stock under public
   offering, net of issuance costs.........    96,669       5,741      37,539
  Issuance and conversion of mandatorily
   convertible notes into common stock.....        --          --      11,000
  Advance in connection with development
   agreement...............................   200,000          --          --
  Long-term payable related to patent
   license agreement.......................        --         500          --
  Payments under capital leases............    (1,782)     (1,897)     (1,848)
                                             --------    --------    --------
       Net cash provided by financing
        activities.........................   605,635       7,021      52,039
                                             --------    --------    --------
Change in cash and cash equivalents........   612,715      11,303      42,273
Cash and cash equivalents at beginning of
 period....................................    61,560      50,257       7,984
                                             ========    ========    ========
Cash and cash equivalents at end of
 period....................................  $674,275     $61,560     $50,257
                                             ========    ========    ========
Cash paid for interest.....................      $160        $332        $471
                                             ========    ========    ========
Cash paid for taxes........................      $235     $15,965    $     --
                                             ========    ========    ========
Non cash financing and investing
 activities:
  Assets recorded under capital lease......  $     --      $1,264      $2,245
                                             ========    ========    ========
  Repurchase of common stock in settlement
   of accounts receivable..................  $     --      $7,452    $     --
                                             ========    ========    ========
  Issuance of common stock in connection
   with long-term software license.........  $     --      $5,000    $     --
                                             ========    ========    ========
  Liabilities assumed in connection with
   long-term software license..............  $     --      $5,000    $     --
                                             ========    ========    ========
  Issuance of common stock in exchange for
   an intangible asset.....................    $1,319    $     --    $     --
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

 Accounting for Stock-Based Compensation

   The Company uses the intrinsic value method to account for its stock-based employee compensation plans. Deferred compensation arising from stock-based awards is amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Varible Stock Options or Award Plans.

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

 New Accounting Pronouncements

   In March 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-02, "Accounting for Web Site Development Costs." EITF No. 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with Statement of Position No. 98-1, Accounting for Cost of Computer Software Developed or Obtained for Internal Use. The adoption of EITF No. 00-2 during the fourth quarter of fiscal 2001 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

                                              Income       Shares      Amount
                                            (Numerator) (Denominator) Per Share
                                            ----------- ------------- ---------
                                                      (in thousands)
Year ended January 28, 2001
Basic net income...........................   $99,937      65,499       $1.53
Effect of dilutive securities
  Stock options outstanding................        --      14,148          --
                                              -------      ------       -----
Diluted net income.........................   $99,937      79,647       $1.25
                                              =======      ======       =====
Year ended January 30, 2000
Basic net income...........................   $38,098      59,744       $0.64
Effect of dilutive securities:
  Stock options outstanding................                12,006
  Warrants.................................                   142
  Common stock issuable in connection with
   long-term software license..............        --         304          --
                                              -------      ------       -----
Diluted net income.........................   $38,098      72,196       $0.53
                                              =======      ======       =====
Year ended January 31, 1999
Basic net income...........................   $ 4,130      29,130       $0.14
Effect of dilutive securities:
  Stock options outstanding................                 5,812
  Warrants.................................                   232
  Mandatorily convertible notes............                 1,434
  Convertible preferred stock..............        --      18,178          --
                                              -------      ------       -----
Diluted net income.........................   $ 4,130      54,786       $0.08
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

                      NVIDIA CORPORATION AND SUBSIDIARIES

(2) Balance Sheet Components

   Certain balance sheet components are as follows:

                                                         January 28, January 30,
                                                            2001        2000
                                                         ----------- -----------
                                                             (in thousands)
     Inventory:
     Raw material.......................................   $22,906          --
     Work in-process....................................    11,815    $  6,446
     Finished goods.....................................    55,184      31,185
                                                          --------    --------
       Total inventory..................................   $89,905     $37,631
                                                          ========    ========

   At January 28, 2001, the Company had noncancelable inventory purchase commitments totaling $148.2 million.

                                                         January 28, January 30,
                                                            2001        2000
                                                         ----------- -----------
                                                             (in thousands)
     Property and Equipment:
     Purchased engineering software.....................  $ 25,642    $ 17,280
     Test equipment.....................................    13,343       8,097
     Computer equipment.................................    24,699      14,194
     Leasehold improvements.............................     2,110         878
     Construction in process............................     8,578          --
     Office furniture and equipment.....................     1,873         881
                                                          --------    --------
                                                            76,245      41,330
     Accumulated depreciation and amortization..........   (28,965)    (15,444)
                                                          --------    --------
       Property and equipment, net......................  $ 47,280    $ 25,886
                                                          ========    ========

   Assets recorded under capital leases included in property and equipment were $6,892,000 and $4,905,000 as of January 30, 2000 and January 28, 2001,
respectively. Accumulated amortization thereon was $5,285,000 and $3,979,000 as of January 30, 2000 and January 28, 2001, respectively.

                                                         January 28, January 30,
                                                            2001        2000
                                                         ----------- -----------
                                                             (in thousands)
     Accrued Liabilities:
     Accrued sales and marketing allowances.............  $ 10,154    $  5,377
     Income taxes payable...............................    10,010          --
     Accrued payroll and related expenses...............     9,281       3,605
     Other..............................................     3,767         547
                                                          --------    --------
       Total accrued liabilities........................   $33,212      $9,529
                                                          ========    ========

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

 2000 Nonstatutory Equity Incentive Plan

   On August 1, 2000, the Company's Board of Directors adopted the 2000 Nonstatutory Equity Incentive Plan (the "2000 Plan") to provide for the issuance of the Company's common stock to employees and consultants who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Options generally expire in 10 years. The Compensation Committee appointed by the Board of Directors has the authority to amend the 2000 Plan and to determine the option term, exercise price and vesting period of each grant. Options generally vest ratably over a four-year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. A total of 8,094,601 shares are authorized for issuance under the 2000 Plan. There were 2,357,476 shares reserved for future issuance as of January 28, 2001.

 1998 Equity Incentive Plan

   The 1998 Equity Incentive Plan (the "1998 Plan") was adopted by the Company's Board of Directors on February 17, 1998 and was approved by the Company's stockholders on April 6, 1998 as an amendment and restatement of the Company's then existing Equity Incentive Plan which had been adopted on May 21, 1993. The 1998 Plan provides for the issuance of the Company's common stock to directors, employees and consultants. The 1998 Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. Additionally, the 1998 Plan provides that on the last day of each fiscal year, starting with the year ending January 31, 1999, the aggregate number of shares of common stock that are available for issuance are automatically to be increased by a number of shares equal to five percent (5%) of the Company's outstanding common stock on such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method. There are a total of 41,568,491 shares authorized for issuance and 4,182,726 shares are reserved for future issuance as of January 28, 2001.

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

   The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. Under the Purchase Plan, the Board may period has been set at one year; each offering period is divided into two authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, offerings period of an offering will be no longer than 27 months. Under the current offering adopted pursuant to the Purchase Plan, each offering shorter purchase periods of approximately six months in duration.

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

                                              Year Ended  Year Ended Year Ended
                                              January 28,  January    January
                                                 2001      30, 2000   31, 1999
                                              ----------- ---------- ----------
   Net income--as reported..................    $99,937    $38,098     $4,130
   Net income--pro forma....................    $54,739    $30,397     $3,017
   Basic net income per share--as reported..    $  1.53    $  0.64     $ 0.14
   Basic net income--pro forma..............    $  0.84    $  0.51     $ 0.10
   Diluted net income per share--as
    reported................................    $  1.25    $  0.53     $ 0.08
   Diluted net income--pro forma............    $  0.69    $  0.42     $ 0.06

   The fair value of options granted under the Purchase Plan has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               Year Ended  Year Ended Year Ended
                                               January 28,  January    January
                                                  2001      30, 2000   31, 1999
                                               ----------- ---------- ----------
   Expected life (in months)..................       8          5          8
   Risk free interest rate....................     6.2%       5.1%       4.5%
   Volatility.................................      85%        70%        70%
   Dividend yield.............................      --         --         --

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

                      NVIDIA CORPORATION AND SUBSIDIARIES

   The fair value of options granted has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               Year Ended  Year Ended Year Ended
                                               January 28,  January    January
                                                  2001      30, 2000   31, 1999
                                               ----------- ---------- ----------
   Expected life (in years)...................       4          5          5
   Risk free interest rate....................     5.7%       5.8%       6.0%
   Volatility.................................      85%        70%         0%
   Dividend yield.............................      --         --         --

   The weighted-average per share fair value of options granted during the years ended January 28, 2001, January 30, 2000 and January 31, 1999 was approximately $26.21, $13.53 and $1.45, respectively.

   The following summarizes the transactions under the equity incentive and non-employee director plans:

                                                                        Weighted
                                                            Number of   Average
                                                              Shares     Price
                                                Available     Under       Per
                                                for Grant     Option     Share
                                               -----------  ----------  --------
   Balances, January 31, 1998.................   1,637,914   8,678,666   $ 1.12
     Authorized...............................  13,757,212          --       --
     Granted.................................. (13,185,100) 13,225,100     3.61
     Exercised................................          --    (405,550)     .96
     Cancelled................................   3,385,376  (3,385,376)    3.18
                                               -----------  ----------
   Balances, January 31, 1999.................   5,595,402  18,112,840     2.56
     Authorized...............................   3,861,924          --       --
     Repurchased..............................      90,000          --       --
     Granted..................................  (6,779,200)  6,779,200    10.80
     Exercised................................          --  (3,578,938)    1.78
     Cancelled................................   1,621,702  (1,621,702)    3.13
                                               -----------  ----------
   Balances, January 30, 2000.................   4,389,828  19,691,400     5.49
     Authorized...............................  12,243,957          --
     Granted.................................. (10,927,375) 10,927,375    40.40
     Exercised................................          --  (4,510,305)    3.69
     Cancelled................................     833,792    (833,792)   14.73
                                               -----------  ----------
   Balances, January 28, 2001.................   6,540,202  25,274,678   $20.59
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

   During fiscal 2000, the Company granted common stock options within the Plan to consultants for services rendered. The fair value of all option grants to non-employees has been estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield--none; expected life-- contractual term; risk free interest rates--6.0% to 6.5%; volatility--60%. The estimated fair value of these options was $22,000 in fiscal 2000.

                      NVIDIA CORPORATION AND SUBSIDIARIES

   In 1998, options to purchase 40,000 shares of common stock were granted to an outside investor. As of January 28, 2001, options to purchase 12,500 shares of common stock were outstanding, of which zero shares were vested.

   The following table summarizes information about stock options outstanding as of January 28, 2001:

                            Options Outstanding          Options Exercisable
                   ------------------------------------- --------------------
                                                Weighted             Weighted
                               Weighted Average Average              Average
     Range of        Number       Remaining     Exercise   Number    Exercise
 Exercise Prices   Outstanding Contractual Life  Price   Exercisable  Price
 ---------------   ----------- ---------------- -------- ----------- --------
 $ 0.18 -- $  .18     418,939        6.0          0.18      344,439    0.18
   0.65 --   0.65     448,804        6.4          0.65      237,053    0.65
   1.32 --   1.58   1,041,335        6.8          1.44      522,960    1.46
   2.08 --   2.75     387,710        7.0          2.49      182,435    2.48
   3.15 --   4.50   6,687,169        7.5          3.53    2,868,652    3.59
   8.19 --  11.75   4,649,371        8.6          9.62    1,138,993    9.11
  17.31 --  18.69   1,742,926        8.9         18.25      322,024   18.24
  29.94 --  44.57   6,351,424        9.7         33.54      136,877   32.00
  49.25 --  68.00   3,547,000        9.7         57.66       69,740   57.57
                   ----------                             ---------
 $ 0.18 -- $68.00  25,274,678        8.5         20.59    5,823,173    6.25
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

                      NVIDIA CORPORATION AND SUBSIDIARIES

Borrowings under the line of credit bore interest at the prime rate, which was 8.5% at January 30, 2000, and was due in July 2000. Covenants governing the loan agreement require the maintenance of certain financial ratios. The agreement expired on July 29, 2000.

 Lease Obligations

   In April 2000, the Company entered into leases for its new headquarters complex in Santa Clara, California. The Company expects the first phase to be completed in June 2001, the second phase to be completed in July 2001 and the last phase to be completed in March 2002. The leases expire in 2012 and includes two seven-year renewals at the Company's option. In addition, there is $24.5 million in restricted cash relating to letters of credit in place for the developer of the new facility. Future minimum lease payments under these operating leases total approximately $227.1 million over the terms of the leases and are included in the future minimum lease schedule below.

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

                      NVIDIA CORPORATION AND SUBSIDIARIES

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

                      NVIDIA CORPORATION AND SUBSIDIARIES

(6) Income Taxes

   The components of income tax expense are as follows:

                                              Year Ended Year Ended Year Ended
                                               January    January    January
                                               28, 2001   30, 2000   31, 1999
                                              ---------- ---------- ----------
   Current:
     Federal.................................  $    --    $11,624      $538
     State...................................      205        824        --
     Foreign.................................   10,824         --        --
                                               -------    -------      ----
       Total current.........................   11,029     12,448       538
   Deferred:
     Federal.................................  (15,866)    (3,923)     (226)
     State...................................  (11,335)    (1,070)       --
     Foreign.................................       --         --        --
                                               -------    -------      ----
       Total deferred........................  (27,201)    (4,993)     (226)
   Charge in lieu of taxes attributable to
    employer stock option plans..............   63,199     10,613        45
                                               -------    -------      ----
       Total income taxes....................  $47,027    $18,068      $357
                                               =======    =======      ====

   The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as follows:

                                              Year Ended Year Ended Year Ended
                                               January    January    January
                                               28, 2001   30, 2000   31, 1999
                                              ---------- ---------- ----------
   Tax expense computed at federal statuary
    rate.....................................  $51,436    $19,658    $ 1,570
   Loss carryforward.........................       --         --     (1,570)
   Alternate Minimum Tax.....................       --         --        357
   State income taxes, net of federal tax
    benefit..................................    2,547      1,531         --
   Foreign tax rate differential.............   (3,812)        --         --
   Research and experimentation credit.......   (3,274)    (1,389)        --
   Change in valuation allowance.............       --     (4,784)        --
   Other.....................................      130      3,052         --
                                               -------    -------    -------
     Total income taxes......................  $47,027    $18,068    $   357
                                               =======    =======    =======

   The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets are presented below:

                                                       January 28, January 30,
                                                          2001        2000
                                                       ----------- -----------
   Net operating loss carryforwards...................   $ 3,216     $   --
   Accruals and reserves, not currently taken for tax
    purposes..........................................    10,008      4,996
   Property, equipment and intangible assets..........     9,820         --
   Research credit carryforwards......................     9,376         --
   Other..............................................        --        223
                                                         -------     ------
     Total gross deferred tax assets..................    32,420      5,219
   Less valuation allowance...........................        --         --
                                                         -------     ------
     Net deferred tax assets..........................   $32,420     $5,219
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

                      NVIDIA CORPORATION AND SUBSIDIARIES

(10) Segment Information

   The Company operates in a single industry segment: the design, development and marketing of 3D graphics processors for the PC market. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Enterprise-wide information provided on geographic sales is based upon the billing location of the customer. Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. The following tables summarize information on the Company's operations in different geographic areas as follows:

                                              Year Ended  Year Ended  Year Ended
                                              January 28, January 30,  January
                                                 2001        2000      31, 1999
                                              ----------- ----------- ----------
   Revenue:
     U.S.....................................  $ 77,809    $103,609    $120,788
     Asia Pacific............................   556,088     208,832      29,649
     Europe..................................   101,367      62,064       7,800
                                               --------    --------    --------
       Total revenue.........................  $735,264    $374,505    $158,237
                                               ========    ========    ========

                                             Year Ended  Year Ended  Year Ended
                                             January 28, January 30, January 31,
                                                2001        2000        1999
                                             ----------- ----------- -----------
   Long-lived assets:
     U.S....................................   $77,211     $41,330     $18,591
     Asia Pacific...........................       545          --          --
     Europe.................................        73          --          --
                                               -------     -------     -------
       Total long-lived assets..............   $77,829     $41,330     $18,591
                                               =======     =======     =======

   Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                                                Year Ended Year Ended Year Ended
                                                 January    January    January
                                                 28, 2001   30, 2000   31, 1999
                                                ---------- ---------- ----------
   Revenue:
     Customer A................................     --          3%        35%
     Customer B................................     --         15%        27%
     Customer C................................      5%        17%        13%
     Customer D................................     --          2%        12%
     Customer E................................     25%        15%        --
     Customer F................................      9%        10%         4%
     Customer G................................     11%         5%        --

                                                            As of       As of
                                                         January 28, January 20,
                                                            2001        2000
                                                         ----------- -----------
   Accounts Receivable:
     Customer A.........................................      --          --
     Customer B.........................................      --           4%
     Customer C.........................................       1%         15%
     Customer D.........................................      --          --
     Customer E.........................................      18%         12%
     Customer F.........................................       7%          6%
     Customer G.........................................      16%         13%

                      NVIDIA CORPORATION AND SUBSIDIARIES

(11) Quarterly Summary (Unaudited)

                                                    Quarters Ended
                         --------------------------------------------------------------------
                                                                       Oct.
                         Jan. 28, Oct. 29, July 30,  April   Jan. 30,   31,   Aug. 1, May 2,
                           2001     2000     2000   30, 2000   2000    1999    1999    1999
                         -------- -------- -------- -------- -------- ------- ------- -------
                                        (in thousands, except per share data)
Statement of Operations
 Data:
Revenues................ $218,218 $198,165 $170,398 $148,483 $128,455 $97,015 $78,017 $71,018
Cost of revenues........  135,849  124,643  106,631   92,975   79,809  60,195  49,625  45,946
Gross profit............   82,369   73,522   63,767   55,508   48,646  36,820  28,392  25,072
Net income..............   31,060   28,068   22,522   18,287   14,587  10,564   6,686   6,261
Basic net income per
 share.................. $    .46 $    .43 $    .35 $    .29 $    .24 $   .18 $   .11 $   .11
Diluted net income per
 share.................. $    .38 $    .35 $    .28 $    .24 $    .19 $   .15 $   .09 $   .09

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

                      NVIDIA CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                       Additions
                                        Charged
                                          to
                                        Revenue  Charged                Balance
                              Balance     and    to other Deductions    at End
        Description          Beginning Expenses  Accounts of Period    of Period
        -----------          --------- --------- -------- ----------   ---------
Year ended January 28, 2001
  Allowance for sales
   returns and allowances...  $4,092    $12,436      --    $ 9,436(1)   $7,092
                              ======    =======   =====    =======      ======
  Allowance for doubtful
   accounts.................  $2,351    $ 1,985            $ 3,025(2)   $1,311
                              ======    =======            =======      ======
Year ended January 30, 2000
  Allowance for sales
   returns and allowances...  $2,627    $ 4,546      --    $ 3,081(1)   $4,092
                              ======    =======   =====    =======      ======
  Allowance for doubtful
   accounts.................  $   --    $ 2,395      --    $    44(2)   $2,351
                              ======    =======   =====    =======      ======
Year ended January 31, 1999
  Allowance for sales
   returns and allowances...  $  349    $ 6,261      --    $ 3,983(1)   $2,627
                              ======    =======   =====    =======      ======

--------
(1) Represents amounts written off against the allowance for sales returns.
(2) Uncollectible accounts written off.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 25, 2001.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Jen-Hsun Huang             President, Chief Executive    May 25, 2001
______________________________________  Officer and Director
            Jen-Hsun Huang              (Principal Executive
                                        Officer)

     /s/ Christine B. Hoberg           Chief Financial Officer       May 25, 2001
______________________________________  (Principal Financial and
         Christine B. Hoberg            Accounting Officer)

          /s/ Tench Coxe               Director                      May 25, 2001
______________________________________
              Tench Coxe

       /s/ James C. Gaither            Director                      May 25, 2001
______________________________________
           James C. Gaither

       /s/ Harvey C. Jones             Director                      May 25, 2001
______________________________________
           Harvey C. Jones

      /s/ William J. Miller            Director                      May 25, 2001
______________________________________
          William J. Miller

      /s/ A. Brooke Seawell            Director                      May 25, 2001
______________________________________
          A. Brooke Seawell

       /s/ Mark A. Stevens             Director                      May 25, 2001
______________________________________
           Mark A. Stevens