Form 10-Q
period 2001-04-29
NVIDIA CORP/CA
filed 2001-06-12
CIK 1045810

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

   For the quarterly period ended April 29, 2001

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

                           2701 San Tomas Expressway
                         Santa Clara, California 95050

                                 (408) 486-2000
   (Address, including Zip Code, of Registrant's Principal Executive Offices and Registrant's Telephone Number, including Area Code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of May 24, 2001 was 70,161,353 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NVIDIA CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                      PART I: FINANCIAL INFORMATION

 ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 29, 2001 AND
            JANUARY 28, 2001............................................     3

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
            MONTHS ENDED APRIL 29, 2001 AND APRIL 30, 2000..............     4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE
            MONTHS ENDED APRIL 29, 2001 AND APRIL 30, 2000..............     5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........     6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    11

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    16

                        PART II: OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS..............................................    29

 SIGNATURES..............................................................   30

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

                      NVIDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                        April 29,    January
                                                           2001      28, 2001
                                                        ----------  ----------
                        ASSETS

Current assets:
  Cash and cash equivalents............................ $  627,301  $  674,275
  Restricted cash......................................     28,050      24,500
  Accounts receivable, less allowances of $10,428 at
   April 29, 2001 and $8,403 at January 28, 2001.......     86,629     104,988
  Inventory............................................     86,770      89,905
  Prepaid expenses and other current assets............     11,172       8,355
  Prepaid and deferred taxes...........................     40,731      28,386
                                                        ----------  ----------
    Total current assets...............................    880,653     930,409
Property and equipment, net............................     74,333      47,280
Deposits and other assets..............................     10,513      10,909
Prepaid and deferred taxes.............................     30,053       4,034
Goodwill and intangible assets, net....................     86,232      23,795
                                                        ----------  ----------
                                                        $1,081,784  $1,016,427
                                                        ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................... $   72,048  $   72,241
  Accrued liabilities..................................     45,704      37,506
  Current portion of capital lease obligations.........        429         588
                                                        ----------  ----------
    Total current liabilities..........................    118,181     110,335
Capital lease obligations, less current portion........        307         378
Deferred revenue.......................................    200,000     200,000
Long-term debt.........................................    300,000     300,000
Stockholders' equity:
 Common stock..........................................         70          68
  Additional paid-in capital...........................    308,738     277,029
  Deferred compensation................................         (2)         (6)
  Retained earnings....................................    154,490     128,623
                                                        ----------  ----------
    Total stockholders' equity.........................    463,296     405,714
                                                        ----------  ----------
                                                        $1,081,784  $1,016,427
                                                        ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three Months
                                                                    Ended
                                                              -----------------
                                                               April    April
                                                              29, 2001 30, 2000
                                                              -------- --------
Net revenues................................................. $240,932 $148,483
Cost of revenues.............................................  149,295   92,975
                                                              -------- --------
Gross profit.................................................   91,637   55,508
                                                              -------- --------
Operating expenses:
  Research and development...................................   31,206   17,830
  Sales, general and administrative..........................   18,773   12,114
  Amortization of goodwill and intangible assets.............      647       --
  Acquisition related charges................................    9,573       --
                                                              -------- --------
    Total operating expenses.................................   60,199   29,944
                                                              -------- --------
    Operating income.........................................   31,438   25,564
Interest and other income, net...............................    5,515    1,328
                                                              -------- --------
Income before tax expense....................................   36,953   26,892
Income tax expense...........................................   11,086    8,605
                                                              -------- --------
    Net income............................................... $ 25,867 $ 18,287
                                                              ======== ========
Basic net income per share................................... $   0.37 $   0.29
                                                              ======== ========
Diluted net income per share................................. $   0.31 $   0.24
                                                              ======== ========
Shares used in basic per share computation...................   69,322   63,360
Shares used in diluted per share computation.................   82,856   77,778



     See accompanying notes to condensed consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              Three Months
                                                                  Ended
                                                            ------------------
                                                             April     April
                                                            29, 2001  30, 2000
                                                            --------  --------
Cash flows from operating activities:
 Net income................................................ $ 25,867  $ 18,287
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................    6,195     3,048
  Deferred income taxes....................................    4,154        --
  Amortization of deferred compensation....................        4        53
  Tax benefit from employee stock plans....................   15,214    13,977
  Changes in operating assets and liabilities:
   Accounts receivable.....................................   18,359    (4,774)
   Inventory...............................................    3,135   (17,610)
   Prepaid income taxes....................................  (42,520)       --
   Prepaid expenses and other current assets...............   (2,816)   (9,427)
   Deposits and other assets...............................       81    (1,087)
   Accounts payable........................................     (193)    3,367
   Accrued liabilities.....................................    8,198     4,792
                                                            --------  --------
  Net cash provided by operating activities................   35,678    10,626
                                                            --------  --------
Cash flows used in investing activities:
 Purchase of property and equipment........................  (31,741)   (7,451)
 Acquisitions of businesses................................  (63,610)       --
 Deposit of restricted cash................................   (3,550)       --
                                                            --------  --------
 Net cash used in investing activities.....................  (98,901)   (7,451)
                                                            --------  --------
Cash flows from financing activities:
 Issuance costs--convertible notes.........................      (18)       --
 Issuance costs--public offering of common stock...........      (17)
 Common stock issued under employee stock plans............   16,514     5,566
 Advance in connection with development agreement..........       --   200,000
 Payments under capital leases.............................     (230)     (501)
                                                            --------  --------
  Net cash provided by financing activities................   16,249   205,065
                                                            --------  --------
Change in cash and cash equivalents........................  (46,974)  208,240
Cash and cash equivalents at beginning of period...........  674,275    61,560
                                                            --------  --------
Cash and cash equivalents at end of period................. $627,301  $269,800
                                                            ========  ========
Cash paid for interest..................................... $  7,364  $     51
                                                            ========  ========
Cash paid for taxes........................................ $ 34,084  $     71
                                                            ========  ========

     See accompanying notes to condensed consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of presentation

   The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2001.

 Reclassifications

   Certain prior year balances have been reclassified to conform to the current period presentation.

(2) Business Combinations

   During the three months ended April 29, 2001, the Company completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. ("3dfx"), for an aggregate purchase price of approximately $83.4 million. These acquisitions have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price is immaterial to the financials of the Company.

   On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between the Company and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, the Company is to pay 3dfx additional consideration in the form of stock equal to one million shares of the Company's common stock, subject to 3dfx satisfying certain conditions. If the debts and liabilities of 3dfx cannot be satisfied, under some circumstances, 3dfx could receive a post-closing advance from the Company of up to $25.0 million and this advance would reduce the number of shares of the Company's common stock receivable by 3dfx by up to 500,000 shares. Consequently, due to the possibility of contingent consideration, the components of the estimated purchase price could differ from that presented below. In addition, following the closing, the Company and 3dfx filed a stipulation to dismiss with prejudice the patent litigation between the parties. The litigation was dismissed on April 26, 2001, pursuant to a judicial order.

   The initial 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.4 million related to the closing were allocated based on fair values as follows:

                                                                  Straight-Line
                                                                  Amortization
                                                        3dfx         Period
                                                   -------------- -------------
                                                   (In thousands)    (Years)
   Workforce in place.............................    $ 3,010            2
   Patents and trademarks.........................     11,510            5
   Goodwill.......................................     59,927            5
                                                      -------
   Total..........................................    $74,447
                                                      -------

   The final allocation will depend upon the composition of 3dfx assets acquired and the Company's evaluation of the fair value of the net assets. Consequently, the actual allocation of the purchase price could differ from that presented above.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


 Pro Forma Results of Operations

   The following summary, prepared on a pro forma basis, presents the results of operations as if 3dfx assets had been purchased as of the beginning of the periods presented. Pro forma net income for the three months ending April 29, 2001 includes the impact of amortization of goodwill and intangible assets of $4.2 million. Excluded are acquisition related charges that consist of recruiting expenses and bonuses of $9.6 million and assumed tax benefits of $1.8 million. For the three months ending April 30, 2000, pro forma net income includes the same amount of amortization of goodwill and intangible assets. Also included are assumed salary related expenses of $4.2 million and tax benefits of $2.7 million.

                                                            Three Months Ended
                                                           --------------------
                                                            April    April 30,
                                                           29, 2001    2000
                                                           -------- -----------
                                                              (In thousands)
   Pro forma revenue.....................................  $240,932  $148,483
   Pro forma net income..................................  $ 30,112  $ 12,626
   Pro forma basic net income per share..................  $   0.43  $   0.20
   Pro forma diluted net income per share................  $   0.36  $   0.16

(3) Net Income Per Share

   Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for convertible debt and the treasury stock method for options. Equivalent shares of 3,235,897 for convertible debt outstanding during the quarter were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

                                                            Three Months Ended
                                                           --------------------
                                                            April    April 30,
                                                           29, 2001    2000
                                                           -------- -----------
                                                              (In thousands)
   Denominator:
     Denominator for basic net income per share, weighted
      average shares.....................................    69,322    63,360
   Effect of dilutive securities:
     Stock options outstanding:..........................    13,534    14,418
                                                           --------  --------
   Denominator for diluted net income per share..........    82,856    77,778
                                                           ========  ========

(4) Inventory

                                                            April   January 28,
                                                           29, 2001    2001
                                                           -------- -----------
                                                              (In thousands)
   Raw material..........................................  $ 13,508  $ 22,906
   Work in-process.......................................    18,129    11,815
   Finished goods........................................    55,133    55,184
                                                           --------  --------
       Total inventory...................................  $ 86,770  $ 89,905
                                                           ========  ========

   At April 29, 2001, the Company had non-cancelable inventory purchase commitments totaling $70.7 million.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(5) Accrued Liabilities

                                                           April 29, January 28,
                                                             2001       2001
                                                           --------- -----------
                                                              (In thousands)
   Accrued sales and marketing allowances................. $ 24,173   $ 10,154
   Taxes payable..........................................   11,024     10,369
   Accrued payroll and related expenses...................    8,307     11,026
   Other..................................................    2,200      5,957
                                                           --------   --------
     Total accrued liabilities............................ $ 45,704   $ 37,506
                                                           ========   ========

(6) Segment Information

   The Company operates in a single industry segment: the design, development and marketing of 3D graphics processors for the PC market. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Enterprise-wide information provided on geographic sales is based upon the billing location of the customer. The following table summarizes geographic information on net sales:

                                                            Three Months Ended
                                                           ---------------------
                                                           April 29,  April 30,
                                                             2001       2000
                                                           --------- -----------
                                                              (In thousands)
   Revenue:
    U.S................................................... $ 15,249   $ 14,845
    Asia Pacific..........................................  211,625    109,885
    Europe................................................   14,058     23,753
                                                           --------   --------
     Total revenue........................................ $240,932   $148,483
                                                           ========   ========

   Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods and the related accounts receivable, are summarized as follows:

                                                            Three Months Ended
                                                           ---------------------
                                                           April 29,  April 30,
                                                             2001       2000
                                                           --------- -----------
   Revenue:
    Creative..............................................    --         12%
    EDOM..................................................    30%        23%
    ASUSTeK...............................................     7%        11%
    Altantic..............................................    14%         3%
                                                             As of      As of
                                                           April 29, January 28,
                                                             2001       2001
                                                           --------- -----------
   Accounts Receivable:
    Creative..............................................    --          1%
    EDOM..................................................    23%        18%
    ASUSTeK...............................................     3%         7%
    Altantic..............................................     5%         3%

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(7) Development Agreements

   On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox video game console under development by Microsoft. In April 2000, Microsoft paid us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into our preferred stock at a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement. In addition, in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. The graphics chip contemplated by the agreement is highly complex, and the development and release of the Microsoft Xbox video game console and its commercial success are dependent upon a number of parties, such as hardware and software developer, and a number of factors, many of which are outside of our control. On February 14, 2001, we announced that the Xbox GPU and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company for prototype fabrication.

(8) Litigation

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

   On September 21, 1998, 3dfx Interactive, Inc. filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California alleging infringement of a 3dfx patent. The lawsuit was amended in 1999 to add two additional 3dfx patents. On August 28, 2000, we filed a patent infringement lawsuit against 3dfx in the United States District Court for the Northern District of California alleging infringement by 3dfx of five of our patents. The complaint by 3dfx alleged that our RIVA TNT, RIVA TNT2 and RIVA TNT Ultra products infringed the patents in suit and sought unspecified compensatory and trebled damages and attorney's fees, as well as injunctive relief. Our current generation of products was not identified as infringing any of the patents in suit. The lawsuit filed by us against 3dfx alleged that 3dfx's graphics chips and card products, which were used to accelerate 3D graphics on personal computers, infringed five of our patents and sought an injunction restraining 3dfx from manufacturing, selling, or importing infringing graphics chips and card products, including its Voodoo3, Voodoo4, Voodoo5 and VSA-100 family of products, as well as monetary damages. Following the closing of the definitive agreement entered into by us, NVIDIA US Investment and 3dfx, we and 3dfx jointly filed to dismiss with prejudice the above-described patent litigation between us.

   Sunonwealth Electric Machine Industry Co., Ltd. filed a complaint against the Company in the United States District Court for the Central District of California, Case Number CV-01-00870 CBM (CTx), for infringement of US Patent Nos. 6,109,892 and 6,114,785. The other defendants are Creative Technology, Ltd.,

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

a Singapore corporation and Creative Labs, Inc., a California corporation. A related case is Sunonwealth v. Adda Corporation, et al, filed in the Unites States District Court for the Central District on October 19, 2001, with case number 00-CV-1041. The patents are for a positioning device for a sensor element of a miniature fan. The Company purchased these fans from Adda. Adda has agreed to defend the Company in this suit through the law firm of Mount & Stoelker of San Jose, California. Adda shall pay all fees and costs incurred in connection with Mount & Stoelker's representation of the Company and may control the defense and settlement of the lawsuit. The Company may elect to have its own counsel involved in the lawsuit, to confer with Mount & Stoelker and to otherwise review and keep the Company apprised of the work performed by Mount & Stoelker. However, such separate counsel shall be at the Company's sole cost and expense. In the event that this lawsuit proceeds to judgment based upon liability for infringement of the patents in suit, Adda has agreed to pay that judgment rendered against the Company. Also, Adda shall pay any settlement to the extent that the Company's liability in such settlement arises from patent infringement resulting from its purchase of products from Adda.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

   We design, develop and market graphics processors and related software for personal computers and digital entertainment platforms. We provide a "top-to-bottom" family of award-winning performance 3D graphics processors and GPUs, that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs, and mobile PCs, from performance laptops to thin-and-light notebooks. Our 3D graphics processors are used for a wide variety of applications, including games, digital image editing, business productivity, the Internet and industrial design. Our graphics processors were the first to incorporate a 128-bit multi-texturing graphics architecture designed to deliver to users of our products a highly immersive, interactive 3D experience with compelling visual quality, realistic imagery and motion, stunning effects and complex object and scene interaction at real-time frame rates. The NVIDIA TNT2, TNT2 M64 and Vanta graphics processors deliver high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our graphics processors are designed to be architecturally compatible backward and forward between generations, giving our original equipment manufacturer, or OEM, customers and end users a low cost of ownership. We are recognized for developing the world's first GPU, the GeForce 256, which incorporates independent hardware transform and lighting processing units along with a complete rendering pipeline into a single-chip architecture. Our GPUs the GeForce3, the GeForce2 Ultra, the GeForce2 GTS, the GeForce2 MX, the GeForce2 Go, the NVIDIA Quadro2 Pro and the Quadro2 MXR process hundreds of billions of operations per second and increase the PC's ability to render high-definition 3D scenes in real-time. Our GPU family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft's Direct3D Application Programming Interface, or API and Silicon Graphics, Inc.'s or SGI's OpenGL API on Windows operating systems and Linux platforms.

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

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers, primarily ASUSTeK Computer Inc., ELSA AG Corporation, and Guillemot Corporation, and contract equipment manufacturers, or CEMs; including Celestica Hong Kong Ltd., Mitac International Corporation, Micro-Star International Co. Ltd., SCI Systems, Inc. and VisionTek Inc. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. The average selling prices for our products, as well as our customers' products, vary by distribution channel. Our two largest customers accounted for approximately 44% of revenues for first quarter of fiscal 2002. Sales to Edom accounted for 30% and sales to Atlantic Semiconductor accounted for 14% of our total revenue for the first quarter of fiscal 2002. For the first quarter of fiscal 2001, sales to Creative Technology, Ltd. accounted for 12%, sales to Edom accounted for 23% and sales to ASUSTeK accounted for 11% of our total revenue. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future.

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

   We currently utilize Taiwan Semiconductor Manufacturing Company, or TSMC, our primary manufacturer, to produce semiconductor wafers, and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of a new manufacturer. The level of finished goods inventory we maintain may fluctuate and therefore a manufacturing disruption experienced by these manufacturers would impact the production of our products, which could harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products.

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

   On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between us and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, we are to pay 3dfx additional consideration in the form of stock equal to one million shares of NVIDIA common stock, subject to 3dfx satisfying certain conditions. In addition, following the closing, we and 3dfx filed a stipulation to dismiss with prejudice the patent litigation between us. The litigation was dismissed on April 26, 2001, pursuant to a judicial order. The transaction is accounted for under the purchase method of accounting.

Results of Operations

   The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of total revenue.

                                                           Three Months Ended
                                                           -------------------
                                                           April 29, April 30,
                                                             2001      2000
                                                           --------- ---------
   Revenue................................................   100.0%    100.0%
   Cost of revenue........................................    62.0      62.6
                                                             -----     -----
   Gross profit...........................................    38.0      37.4
   Operating expenses:
     Research and development.............................    13.0      12.0
     Sales, general and administrative....................     7.8       8.2
     Amortization of goodwill and purchased intangible
      assets..............................................     0.3        --
     Acquisition related charges..........................     4.0        --
                                                             -----     -----
       Total operating expenses...........................    25.1      20.2
                                                             -----     -----
       Operating income...................................    12.9      17.2
   Interest and other income, net.........................     2.3       0.9
                                                             -----     -----
   Income before income tax expense.......................    15.2      18.1
   Income tax expense.....................................     4.6       5.8
                                                             -----     -----
       Net income.........................................   10. 6%     12.3%
                                                             =====     =====

 Three Months Ended April 29, 2001, and April 30, 2000.

   Revenue

   Revenue increased by 62.3% to $240.9 million in the three months ended April 29, 2001. The growth was primarily the result of increased sales of our graphics processors and the strong demand for new products at higher unit average selling prices. Revenue from sales outside of the United States accounted for 94% and 90% of total revenue for the first three months of fiscal 2002 and 2001, respectively. Our international revenue increased 69% to $225.7 million for the first quarter of fiscal 2002 from $133.6 million a year ago. This increase in revenue from sales outside of the United States is primarily attributable to (i) expanded use of CEMs, add-in board and motherboard manufacturers located outside of the United States, and (ii) increased demand for our products in the Asia Pacific and European regions. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed. The portion of revenue derived from foreign CEMs and add-in board manufacturers that are attributable to end customers in the United States is not separately disclosed. Although we achieved substantial growth in product revenue for the first quarter of 2002 from the same period a year ago, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors generally may also accelerate as the market develops and competition increases.

   Gross Profit

   Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin can vary in any period depending on the mix of types of graphics processors sold. Our gross profit margin increased 65% from the first quarter of fiscal 2001 to the same period of fiscal 2002, primarily due to significant increases in unit shipments and the favorable impact of the higher margin RIVA TNT2 and GeForce graphics processors, partially offset by declining profit margins in our older product families. Although we achieved substantial growth in gross profit for the first three months of fiscal 2002 from the same period a year ago, we do not expect to sustain these rates of growth in future periods.

   Operating Expenses

   Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. Research and development expenses increased by 75% from the first quarter of fiscal 2001 to the same period of fiscal 2002, primarily due to new employees from 3dfx, other additional personnel and related engineering costs to support our next generation's products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to increased complexity and the number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenues.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased 55% from the first quarter of fiscal 2001 to the same period of fiscal 2002, primarily due to costs associated with additional personnel and commissions and bonuses on sales of the RIVA TNT2 and GeForce families of graphic processors. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our operations and our sales. General and administrative expenses are also likely to increase in absolute dollars as we continue to expand our operations. However, we do not expect significant changes in these expenses as a percentage of revenue in future periods.

   Amortization of goodwill and intangible assets. Amortization of goodwill and purchased intangible assets consist primarily of goodwill and intangible assets from the asset purchase of 3dfx. The initial allocation of the purchase price was to workforce in place; amortized over two years, patents and trademarks; amortized over five years and goodwill; amortized over five years. The final allocation will depend upon the additional consideration given to 3dfx, subject to 3dfx satisfying certain conditions. Consequently, the actual allocation of the purchase price could differ from that presented in footnote 2, Business Combinations.

   Acquisition related charges. Acquisition related charges are attributable to expenses related to the acquisition of 3dfx. These charges primarily consist of recruiting expenses and bonuses for employees during the first quarter of fiscal 2002.

   Interest and Other Income (Expense), Net

   Interest expense increased for the first three months of fiscal 2002 compared to fiscal 2001 due to the issuance of $300.0 million of convertible debt in October 2000. Interest income increased 586% during the first quarter of fiscal 2002 from the same period in fiscal 2001 due to higher average cash balances as a result of the $200.0 million advance received from Microsoft in connection with our agreement with Microsoft and the receipt of $387.4 million from our combined convertible debt and common stock offerings which closed in October of fiscal 2001.

   Income Taxes

   Income taxes as a percentage of pretax income was 30% for the first quarter of fiscal 2002 and 32% for the same period in fiscal 2001. Foreign income taxed at rates different from United States statutory rates contributed to the lower tax rate for the first quarter in fiscal 2002.

   Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $4,000 in the first three months of fiscal 2002 and $53,000 in the first three months of fiscal 2001. We anticipate total amortization of approximately $6,000 in fiscal 2002.

Liquidity and Capital Resources

   As of April 29, 2001, we had $627.3 million in cash and cash equivalents, a decrease of $47.0 million from the end of fiscal 2001. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $70.7 million of non-cancelable manufacturing commitments outstanding at April 29, 2001.

   Operating activities generated cash of $35.7 million during the first quarter of fiscal 2002 and $10.6 million during first quarter of fiscal 2001. The increase from the first quarter of fiscal 2001 to the same period in fiscal 2002 was due to a substantial increase in net income, offset by changes in operating assets and liabilities. Income tax benefit derived from the difference between the exercise price and the fair value of acquired stock in association with employees' exercise of stock options totaled $15.2 million in the first quarter of fiscal 2002 compared to $14.0 million in the same period of fiscal 2001. Our accounts receivable are highly concentrated. At April 29, 2001, the three largest customers accounted for approximately 52% of accounts receivable. Although we have not experienced any significant bad debt write-offs to date, we may be required to write off bad debt in the future, which could harm our business.

   To date, our investing activities have consisted primarily of acquisition of businesses and purchases of property and equipment and leasehold improvements for our new facility under construction. We incurred acquisition costs of $63.6 million during the first quarter of fiscal 2002, primarily due to the closing of 3dfx asset purchase. There were no business purchases during the same period a year ago. Our capital expenditures increased from $7.5 million in the first quarter of fiscal 2001 to $31.7 million in the first quarter of fiscal 2002. The increase was primarily attributable to the construction of our new facility as well as for purchases of computer and emulation equipment to support increased research and development activities and enterprise resource planning system implementation. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $60.0 million to $70.0 million for capital expenditures in fiscal 2002, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, future phases of enterprise resource planning system implementation and tenant and leasehold improvements in our new headquarters facility.

   In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. Our new complex will comprised of four buildings, representing approximately 500,000 total square feet. The first phase of two buildings consisting of approximately 250,000 square feet was completed in June 2001. We expect the second phase of one building consisting of approximately 125,000 square feet to be completed in July 2001 and the last phase consisting of approximately 125,000 square feet to be completed in March 2002. We have $28.1 million of restricted cash related to the construction. The leases expire in 2012 and include two seven-year renewals at our option. Future minimum lease payments under these operating leases total approximately $227.1 million over the terms of the leases. We currently are in the process of locating a subtenant for our former office space and we also need to secure a subtenant for one of the buildings that will comprise part of our new office complex. We may be unable to secure subtenants for both spaces due to the recent decrease in demand for commercial rental space in Santa Clara. See "Certain Business Risks--We recently moved into new headquarters and we will have increased operating expenses and write-offs if we are unable to sublease our former office space and one building."

   Financing activities provided cash of $16.2 million in the first quarter of fiscal 2002 compared to $205.1 million in fiscal 2001. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. In April 2000, Microsoft advanced us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into shares of our preferred stock a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from the investments without significantly increasing risk. To minimize potential loss arising from adverse changes in interest rates, we maintain a portfolio of cash and cash equivalents primarily in highly rated domestic money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our convertible subordinated notes are at a fixed interest rate of 4 3/4 % and are not subject to interest rate fluctuations.

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

  . declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the U.S. and international regions;

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

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our markets intensifies, the volume of intellectual property infringement claims will increase. If infringement claims are made against us, we may seek licenses under the claimants' patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for claims of infringement arising out of sale of our products.

 Litigation by or against us or our customers concerning infringement would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us.

   We have in the past been subject to patent infringement suits, and we may be subject to patent infringement suits brought by other parties in the future. For example, we have been advised by Rambus Inc. that it believes our products infringe certain patents owned by Rambus, and Rambus has requested that we agree to certain licensing terms, including royalty payments. We believe that Rambus' patents are invalid, not infringed by us and unenforceable. We cannot guarantee that we will be able to reach a satisfactory agreement with Rambus. If we are unable to do so, Rambus may sue us and/or our customers for patent infringement at any time.

   We could be subject to future lawsuits that could divert our resources and result in the payment of substantial damages.

 We may be unable to adequately protect our intellectual property.

   We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. As of June 4, 2001, we owned 55 issued United States patents, and have 94 United States patent applications pending and our issued patents had expiration dates from April 2015 to December 2019. As of June 4, 2001, our issued patents and pending patent applications related to technology developed by us in connection with the development of our products, including our 3D graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross-licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

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

   During the first three months of fiscal 2002, we derived most of our revenue from the sale of products for use in the entire desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive substantially most of our revenue from the sale or license of products for use in the entire desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, this growth may not continue. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, would likely reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. It is possible that the recent slowing of the economy in the U.S. and international regions, which has negatively impacted some PC manufacturers and led to some reductions in the demand for PCs, could lead to reductions in inventory purchases by PC manufacturers. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

   Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of April 29, 2001, we had 814 employees as compared to 796 employees as of January 28, 2001. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

  . suppliers of mobile graphics processors that incorporate 2D or 3D graphics functionality as part of their existing solutions, such as ATI, Trident Microsystems, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and Via Technologies, Inc.;

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

   Intel may in the future develop graphics add-in cards or graphics-enabled motherboards that could directly compete with graphics add-in cards or graphics-enabled motherboards that our customers may develop. In addition, due to the widespread industry acceptance of Intel's microprocessor architecture and interface architecture, including its accelerated graphics port, or AGP, and Intel's intellectual property position with respect to such architecture, Intel exercises significant influence over the PC industry generally. Any significant modifications by Intel to the AGP, the microprocessor or core logic components or other aspects of the PC microprocessor architecture could result in incompatibility with our technology, which would harm our business. In addition, any delay in the public release of information relating to modifications like this could harm our business.

 We are dependent on third parties for assembly and testing of our products.

   Our graphics processors are assembled and tested by Siliconware Precision Industries Company Ltd., ChipPAC Incorporated and Advanced Semiconductor Engineering. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

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

 We may not be successful in producing the processors in volumes required for the Microsoft Xbox product and, even if we do successfully produce these processors in the volumes required, we may not achieve profit margins consistent with those of our other products.

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

 We recently moved into new headquarters and we will have increased operating expenses and write-offs if we are unable to sublease our former office space and one building.

   We moved into new headquarters at the end of May 2001 but we are still obligated to pay rent on our previous office space. We currently are in the process of locating a subtenant for our former office space and we also need to secure a subtenant for one of the buildings that will comprise part of our new office complex. We may be unable to secure subtenants for both spaces due to the recent decrease in demand for commercial rental space in Santa Clara, California. If we are unable to secure subtenants or if the rental values in Santa Clara, California, decrease such that even if we found subtenants we would still be obligated to pay a portion of the rent at both locations, our operating expenses will increase, perhaps substantially, which will have a negative impact on our net income. In addition, if we do not enter into a sublease for our former office space, we will have to write-off unutilized leasehold improvements associated with that space, which will adversely affect our net income.

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

   On September 21, 1998, 3dfx Interactive, Inc. filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California alleging infringement of a 3dfx patent. The lawsuit was amended in 1999 to add two additional 3dfx patents. On August 28, 2000, we filed a patent infringement lawsuit against 3dfx in the United States District Court for the Northern District of California alleging infringement by 3dfx of five of our patents. The complaint by 3dfx alleged that our RIVA TNT, RIVA TNT2 and RIVA TNT Ultra products infringed the patents in suit and sought unspecified compensatory and trebled damages and attorney's fees, as well as injunctive relief. Our current generation of products was not identified as infringing any of the patents in suit. The lawsuit filed by us against 3dfx alleged that 3dfx's graphics chips and card products, which were used to accelerate 3D graphics on personal computers, infringed five of our patents and sought an injunction restraining 3dfx from manufacturing, selling, or importing infringing graphics chips and card products, including its Voodoo3, Voodoo4, Voodoo5 and VSA-100 family of products, as well as monetary damages. Following the closing of the definitive agreement entered into by us, NVIDIA US Investment and 3dfx, we and 3dfx jointly filed to dismiss with prejudice the above-described patent litigation between us. The lawsuit was dismissed on April 26, 2001, pursuant to a judicial order.

   Sunonwealth Electric Machine Industry Co., Ltd. filed a complaint against us in the United States District Court for the Central District of California, Case Number CV-01-00870 CBM (CTx), for infringement of US Patent Nos. 6,109,892 and 6,114,785. The other defendants are Creative Technology, Ltd., a Singapore corporation and Creative Labs, Inc., a California corporation. A related case is Sunonwealth v. Adda Corporation, et al, filed in the Unites States District Court for the Central District on October 19, 2001, with case number 00-CV-1041. The patents are for a positioning device for a sensor element of a miniature fan. We purchase these fans from Adda. Adda has agreed to defend us in this suit through the law firm of Mount & Stoelker of San Jose, California. Adda shall pay all fees and costs incurred in connection with Mount & Stoelker's representation of us and may control the defense and settlement of the lawsuit. We may elect to have our own counsel involved in the lawsuit, to confer with Mount & Stoelker and to otherwise review and keep us apprised of the work performed by Mount & Stoelker. However, such separate counsel shall be at our sole cost and expense. In the event that this lawsuit proceeds to judgment based upon liability for infringement of the patents in suit, Adda has agreed to pay that judgment rendered against us. Also, Adda has agreed to pay any settlement to the extent our liability in such settlement arises from patent infringement resulting from our purchase of products from Adda.

   In addition, we may be subject to litigation in the future. See "Certain Business Risks--Litigation by or against us or our customers concerning infringement would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us." From time to time, we are also subject to claims in the ordinary course of business, none of which in our view would have a material adverse impact on our business or financial position if resolved unfavorably.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2001.

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