Form 10-Q
period 2001-07-29
NVIDIA CORP/CA
filed 2001-09-10
CIK 1045810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-Q

                                ________________

(Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended July 29, 2001

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

                                ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the registrant's common stock outstanding as of August 26, 2001 was 71,763,363 shares.

                 =============================================

                               NVIDIA CORPORATION

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
                                   PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of July 29, 2001 and January 28, 2001.........     3
           Condensed Consolidated Statements of Income for the three and six
           months ended July 29, and July 30, 2000................................................     4
           Condensed Consolidated Statements of Cash Flow for the six months ended July 29, 2001
           and July 30, 2000 .....................................................................     5
           Notes to Condensed Consolidated Financial Statements ..................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................    16

                                   PART II: OTHER INFORMATION


Item 1.  Legal Proceedings........................................................................    28

Item 6.  Exhibits.................................................................................    28

Signatures .......................................................................................    28

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       NVIDIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                            July 29,          January 28,
                                                                                              2001               2001
                                                                                          -----------         -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents ......................................................      $   681,078         $   674,275
    Restricted cash.................................................................           28,050              24,500
    Accounts receivable, less allowances of $11,765 at July 29, 2001 and
      $8,403 at January 28, 2001 ...................................................          112,846             104,988
    Inventory, net..................................................................           89,610              89,905
    Prepaid expenses and other current assets ......................................           12,235               8,355
    Prepaid and deferred taxes .....................................................           41,911              28,386
                                                                                          -----------         -----------
             Total current assets ..................................................          965,730             930,409
Property and equipment, net ........................................................           94,863              47,280
Deposits and other assets...........................................................           11,681              10,909
Prepaid and deferred taxes..........................................................           36,015               4,034
Goodwill and purchased intangible assets, net ......................................           80,969              23,795
                                                                                          -----------         -----------
                                                                                          $ 1,189,258         $ 1,016,427
                                                                                          ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............................................................      $    88,737         $    72,241
    Accrued liabilities ............................................................           69,395              37,506
    Current portion of capital lease obligations ...................................            2,019                 588
                                                                                          -----------         -----------
             Total current liabilities .............................................          160,151             110,335
Capital lease obligations, less current portion ....................................            3,672                 378
Deferred revenue....................................................................          197,864             200,000
Long-term debt .....................................................................          300,000             300,000
Stockholders' equity:
    Common stock....................................................................               72                  68
    Additional paid-in capital .....................................................          339,433             277,029
    Deferred compensation ..........................................................                -                  (6)
    Retained earnings ..............................................................          188,066             128,623
                                                                                          -----------         -----------
             Total stockholders' equity ............................................          527,571             405,714
                                                                                          -----------         -----------
                                                                                          $ 1,189,258         $ 1,016,427
                                                                                          ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                       NVIDIA CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended     Six Months Ended
                                                                   ------------------     ----------------
                                                                   July 29,   July 30,   July 29,  July 30,
                                                                     2001       2000       2001      2000
                                                                     ----       ----       ----      ----
Net revenues ...................................................   $260,259   $170,398   $501,191  $318,881
Cost of revenues ...............................................    156,571    106,631    305,866   199,606
                                                                   --------   --------   --------  --------
Gross profit ...................................................    103,688     63,767    195,325   119,275
                                                                   --------   --------   --------  --------
Operating expenses:
    Research and development ...................................     33,799     20,141     65,005    37,971
    Sales, general and administrative ..........................     19,802     14,603     38,575    26,717
    Amortization of goodwill and purchased
    intangible assets ..........................................      4,020          -      4,667         -
    Acquisition related charges ................................        764          -     10,337         -
                                                                   --------   --------   --------  --------
        Total operating expenses ...............................     58,385     34,744    118,584    64,688
                                                                   --------   --------   --------  --------
        Operating income .......................................     45,303     29,023     76,741    54,587
Interest and other income, net .................................      2,663      4,098      8,178     5,426
                                                                   --------   --------   --------  --------
Income before tax expense ......................................     47,966     33,121     84,919    60,013
Income tax expense .............................................     14,390     10,599     25,476    19,204
                                                                   --------   --------   --------  --------
        Net income .............................................   $ 33,576   $ 22,522   $ 59,443  $ 40,809
                                                                   ========   ========   ========  ========
Basic net income per share .....................................   $   0.47   $   0.35   $   0.85  $   0.64
                                                                   ========   ========   ========  ========
Diluted net income per share ...................................   $   0.39   $   0.28   $   0.71  $   0.52
                                                                   ========   ========   ========  ========
Shares used in basic per share computation .....................     70,938     64,617     70,130    63,988
Shares used in diluted per share computation ...................     85,151     79,487     84,161    78,633

     See accompanying notes to condensed consolidated financial statements.

                       NVIDIA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                             July 29,       July 30,
                                                                                               2001           200
                                                                                               ----           ----
Cash flows from operating activities:
    Net income .........................................................................    $  59,443      $  40,809
    Adjustments to reconcile net income  to net cash provided by operating activities:
      Depreciation and amortization ....................................................       16,815          6,359
      Deferred income taxes ............................................................       (8,301)             -
      Amortization of deferred compensation ............................................            6             85
      Tax benefit from employee stock plans ............................................       30,820         30,325
      Common stock issued in exchange for assets and services ..........................            -          1,324
      Changes in operating assets and liabilities:
        Accounts receivable ............................................................       (7,858)       (17,868)
        Inventory ......................................................................          295        (30,504)
        Prepaid income taxes ...........................................................      (37,205)       (13,903)
        Prepaid expenses and other current assets ......................................       (3,880)        (3,841)
        Deposits and other assets ......................................................       (2,590)        (2,471)
        Accounts payable ...............................................................       16,496         10,477
        Accrued liabilities ............................................................       31,889         13,901
        Deferred revenue ...............................................................       (2,136)             -
                                                                                            ---------      ---------
      Net cash provided by operating activities ........................................       93,794         34,693
                                                                                            ---------      ---------
Cash flows used in investing activities:
    Purchase of property and equipment .................................................      (55,570)       (15,060)
    Acquisitions of businesses .........................................................      (64,109)             -
    Deposit of restricted cash .........................................................       (3,550)             -
                                                                                            ---------      ---------
    Net cash used in investing activities ..............................................     (123,229)       (15,060)
                                                                                            ---------      ---------
Cash flows from financing activities:
    Issuance costs - convertible notes .................................................          (75)             -
    Issuance costs - public offering of common stock ...................................          (75)             -
    Common stock issued under employee stock plans .....................................       31,663          8,984
    Advance in connection with Microsoft agreement .....................................            -        200,000
    Equipment lease financing ..........................................................        5,249              -
    Payments under capital leases ......................................................         (524)          (972)
                                                                                            ---------      ---------
      Net cash provided by financing activities ........................................       36,238        208,012
                                                                                            ---------      ---------
Change in cash and cash equivalents ....................................................        6,803        227,645
Cash and cash equivalents at beginning of period .......................................      674,275         61,560
                                                                                            ---------      ---------
Cash and cash equivalents at end of period .............................................    $ 681,078      $ 289,205
                                                                                            =========      =========
Cash paid for interest .................................................................    $   7,364      $      92
                                                                                            =========      =========
Cash paid for taxes ....................................................................    $  34,158      $     145
                                                                                            =========      =========

     See accompanying notes to condensed consolidated financial statements.

                       NVIDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of presentation

     The accompanying condensed consolidated unaudited financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2001.

Reclassifications

     Certain prior year balances were reclassified to conform to the current period presentation.

(2) Recent Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB), voted unanimously to approve Statement of Financial Accounting Standards 141 (FAS
141), "Business Combinations" and Statement of Financial Accounting Standards 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141 will require the purchase method of accounting on all transactions initiated after June 30, 2001 and the pooling of interests method will no longer be allowed. FAS 142 will require that goodwill and all identifiable intangible assets that have an indeterminable life, be recognized as assets but not amortized. These assets will be assessed for impairment on an annual basis. Identifiable intangible assets that have a determinable life will continue to be segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in FAS 121. Companies will be required to maintain documentation of their impairment testing activities and include significant disclosure in filings in the event of an impairment charge. Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) will be accounted for in accordance with the provisions of FAS 142 beginning January 28, 2002. The Company has not determined the impact of these pronouncements on its financial position and results of operations. Any acquisitions consummated between July 1, 2001 and January 27, 2002 will be accounted for in accordance with the provisions of FAS 141 and 142.

(3) Business Combination

     During the first half of fiscal year 2002, the Company completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. ("3dfx") and other acquisitions, for an aggregate purchase price of approximately $78.7 million. These acquisitions have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other acquisitions are immaterial to the financials of the Company.

     On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between the Company and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, the Company is to pay 3dfx additional consideration in the form of stock equal to one million shares of the Company's common stock, subject to 3dfx satisfying certain conditions. If the debts and liabilities of 3dfx cannot be satisfied, under some circumstances, 3dfx could receive a post-

                       NVIDIA CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

closing advance from the Company of up to $25.0 million and this advance would reduce the number of shares of the Company's common stock receivable by 3dfx by up to 500,000 shares. Consequently, due to the possibility of contingent consideration, the components of the estimated purchase price could differ from that presented below. In addition, following the closing, the Company and 3dfx filed a stipulation to dismiss with prejudice the patent litigation between the parties. The litigation was dismissed on April 26, 2001, pursuant to a judicial order.

     As of July 29, 2001, the 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.1 million related to the closing were allocated based on fair values as follows:

                                                                 Straight-Line
                                                                 Amortization
                                                    3dfx            Period
                                              ----------------   -------------
                                                (In thousands)       (Years)

            Property and equipment .........     $ 2,433               1-2
            Workforce in place .............       3,010                 2
            Patents and trademarks .........      11,510                 5
            Goodwill .......................      57,208                 5
                                                 -------
            Total ..........................     $74,161
                                                 =======

     The final allocation will depend upon the composition of 3dfx assets acquired and the Company's evaluation of the fair value of the net assets. Consequently, the actual allocation of the purchase price could differ from that presented above.

Pro Forma Results of Operations

     The following summary, prepared on a pro forma basis, presents the results of operations as if 3dfx assets were purchased as of the beginning of the periods presented. Pro forma net income for the three and six months ending July 29, 2001 includes the impact of amortization of goodwill and intangible assets of $4.0 million and $8.2 million, respectively. Excluded are acquisition related charges of $764,000 and $10.3 million for the three and six months ending July 29, 2001, and assumed tax benefits of $229,000 and $2.0 million for the same periods. For the three and six months ending July 30, 2000, pro forma net income includes the same amount of amortization of goodwill and intangible assets. Also included are assumed salary related expenses of $4.2 million and $8.3 million and tax benefits of $2.6 million and $5.3 million for the three and six months ending July 30, 2000.

                                                                     Three Months Ended                Six Months Ended
                                                                ---------------------------     --------------------------
                                                                 July 29,        July 30,        July 29,       July 30,
                                                                   2001            2000            2001           2000
                                                                -----------     -----------     -----------    -----------
                                                                        (In thousands)                (In thousands)
Pro forma revenue ......................................        $   260,259     $   170,398     $   501,191    $   318,881
Pro forma net income ...................................        $    34,111     $    16,954     $    64,222    $    29,579
Pro forma basic net income  per share ..................        $      0.48     $      0.26     $      0.92    $      0.46
Pro forma diluted net income  per share ................        $      0.40     $      0.21     $      0.76    $      0.38

                       NVIDIA CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

(4) Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the as-if-converted method for convertible debt and the treasury stock method for options. The common-equivalent shares which were antidilutive for the three and six months ended July 29, 2001 were 3,235,897 and 3,431,896, respectively.

                                                                                 Three Months Ended           Six Months Ended
                                                                              ----------------------       ---------------------
                                                                              July 29,       July 30,       July 29,     July 30,
                                                                                2001          2000           2001        2000
                                                                              ------         -------       -------     ---------
Denominator:                                                                       (In thousands)              (In thousands)
    Denominator  for basic net  income  per  share,
    weighted average shares ........................................          70,938          64,617        70,130      63,988
Effect of dilutive securities:
    Stock options outstanding ......................................          14,213          14,870        14,031      14,645
                                                                              ------         -------       -------     -------
Denominator for diluted net income per share .......................          85,151          79,487        84,161      78,633
                                                                              ======         =======       =======     =======


 (5) Inventory

                                                 July 29,      January 28,
                                                   2001            2001
                                               -----------     -----------
                                                       (In thousands)

    Raw material .........................     $    6,927       $   22,906
    Work in-process ......................         21,414           11,815
    Finished goods .......................         61,269           55,184
                                               ----------       ----------
            Total inventory ..............     $   89,610       $   89,905
                                               ==========       ==========

     At July 29, 2001, the Company had non-cancelable inventory purchase commitments totaling $159.2 million.

(6) Accrued Liabilities

                                                      July 29,       January 28,
                                                        2001            2001
                                                     ---------       ---------
                                                            (In thousands)

    Accrued sales and marketing allowances........   $  30,784       $  11,303
    Taxes payable ................................      17,097          10,369
    Accrued payroll and related expenses .........      14,911          11,026
    Other ........................................       6,603           4,808
                                                     ---------       ---------
        Total accrued liabilities ................   $  69,395       $  37,506
                                                     =========       =========

 (7) Segment Information

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

                       NVIDIA CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                        Three Months Ended            Six Months Ended
                                        ------------------            ----------------
                                      July 29,      July 30,       July 29,      July 30,
    Revenue:                             2001          2000           2001          2000
                                         ----          ----           ----          ----
                                          (In thousands)               (In thousands)
       U.S. .....................     $   29,676    $   23,298     $   44,926    $   38,143
       Asia Pacific .............        221,567       121,440        433,191       231,325
       Europe ...................          9,016        25,660         23,074        49,413
                                      ----------    ----------     ----------    ----------
        Total revenue ...........     $  260,259    $  170,398     $  501,191    $  318,881
                                      ==========    ==========     ==========    ==========

     Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods and the related accounts receivable, are summarized as follows:

                                               Three Months Ended         Six Months Ended
                                               ------------------         ----------------
                                             July 29,      July 30,     July 29,    July 30,
                                                2001          2000         2001        2000
                                                ----          ----         ----        ----
    Revenue:
       EDOM .....................                21%           21%          26%         22%
       Celestica ................                11%           11%          10%         10%
       Atlantic Semiconductor ...                11%            6%          12%          5%

                                                    As of                  As of
                                                 July 29,2001         January 28, 2001
                                                 ------------         ----------------
    Accounts Receivable:
       EDOM .....................                      12%                   18%
       Celestica ................                      14%                   16%
       Atlantic Semiconductor ...                      11%                    3%

(8) Microsoft Agreement

     On March 5, 2000, the Company entered into an agreement with Microsoft in which the Company agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox video game console under development by Microsoft. In April 2000, Microsoft paid us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, the Company would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into our preferred stock at a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement. In addition, in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. The graphics chip contemplated by the agreement is highly complex, and the development and release of the Microsoft Xbox video game console and its commercial success are dependent upon a number of parties, such as hardware and software developers, and a number of factors, many of which are outside of our control.

     On February 14, 2001, the Company announced that the Xbox GPU and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company for prototype fabrication. In July 2001, the Company began to ship production units to Microsoft. The $200.0 million advance was drawn down in relation to the shipments made during the quarter.

                       NVIDIA CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

(9) Litigation

     On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against the Company in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleged that the Company improperly solicited and recruited Matrox employees and encouraged Matrox employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox sought, among other things, certain injunctive relief. The trial of this matter occurred during April 2001. On July 12, 2001, the court issued its ruling in favor of the Company and dismissed all of Matrox's claims. Matrox has not appealed this ruling and the time for appeal passed on August 13, 2001.

     Sunonwealth Electric Machine Industry Co., Ltd. filed a complaint against the Company in the United States District Court for the Central District of California, for infringement of US Patent Nos. 6,109,892 and 6,114,785. The underlying case is Sunonwealth v. Adda Corporation, et al, filed in the United States District Court for the Central District on October 19, 2000. Both cases have been consolidated. The patents are for a positioning device for a sensor element of a miniature fan. The Company purchased these fans from Adda. Adda has agreed to defend the Company and to pay any judgment rendered against the Company as well as the cost of any settlement to the extent that the Company's liability in such settlement arises from patent infringement resulting from its purchase of products from Adda.

     On August 3, 2001 the Court of Appeals for the Federal Circuit issued its decision in a patent infringement action originally brought in 1998 by S3 Incorporated (now SONICblue Incorporated). The decision vacated the district's court summary judgment in favor of the Company and dismissal of the action relative to certain disputed claims and remanded the matter back to the district court. Under a previous settlement agreement with S3, the Company agreed to pay up to $2.0 million if S3's appeal of the district court judgment was decided in favor of S3. The Company made a payment of $1.9 million in August 2001 to fully satisfy its obligation under the settlement.

(10) Subsequent Event

     In August 2001, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock for stockholders of record on August 28, 2001, to be effected in the form of a 100% stock dividend. The transfer agent is expected to distribute the additional shares resulting from the stock dividend on September 11, 2001.

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

Overview

     We design, develop and market graphics processors and related software for personal computers and digital entertainment platforms. We provide a "top-to-bottom" family of award-winning performance 3D graphics processors and GPUs that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs, and mobile PCs, from performance laptops to thin-and-light notebooks. Our 3D graphics processors are used for a wide variety of applications, including games, digital image editing, business productivity, the Internet and industrial design. Our graphics processors were the first to incorporate a 128-bit multi-texturing graphics architecture designed to deliver to users of our products a highly immersive, interactive 3D experience with compelling visual quality, realistic imagery and motion, stunning effects and complex object and scene interaction at real-time frame rates. The NVIDIA TNT2, TNT2 M64 and Vanta graphics processors deliver high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our graphics processors are designed to be architecturally compatible backward and forward between generations, giving our original equipment manufacturer, or OEM, customers and end users a low cost of ownership. We are recognized for developing the world's first GPU, the GeForce 256, which incorporates independent hardware transform and lighting processing units along with a complete rendering pipeline into a single-chip architecture. Our GPUs, the GeForce3, the GeForce2 Ultra, the GeForce2 GTS, the GeForce2 MX, the GeForce2 Go, the NVIDIA Quadro2 Pro and the Quadro2 MXR, process hundreds of billions of operations per second and increase the PC's ability to render high-definition 3D scenes in real-time. Our GPU families provide superior processing and rendering power at competitive prices and are architected to deliver the maximum performance from industry standards such as Microsoft's Direct3D Application Programming Interface (API) and Silicon Graphics, Inc.'s (SGI's) OpenGL API on Windows operating systems and Linux platforms.

     We recognize revenue from product sales to customers when a contract is in place, the price is determined, shipment is made and collectability is reasonably assured. Our policy on sales to distributors and stocking representatives is to defer recognition of sales and related cost of sales until the distributors and representatives resell the product. Royalty revenue is recognized upon shipment of product by the licensee to its customers. We believe that the software sold with our products is incidental to the product as a whole.

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

     A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturersand contract equipment manufacturers, or CEMs. These manufacturers incorporate our processors into the boards they sell to PC OEMs, retail outlets and systems integrators. The average selling prices for our products, as well as our customers' products, vary by distribution channel. Our three largest customers accounted for approximately 43% of revenues for the second quarter of fiscal 2002 and 48% of revenues for the first half of fiscal 2002. Sales to Edom Technology Co., Ltd. accounted for 21%, sales to Celestica accounted for 11%, and sales to Atlantic Semiconductor accounted for 11% of our total revenue for the second quarter of fiscal 2002. For the first half of fiscal 2002, sales to Edom accounted for 26%, sales to Celestica accounted for 10%, and sales to Atlantic Semiconductor account for 12% of our total revenue. For the second quarter of fiscal 2001, sales to Edom accounted for 21% and sales to Celestica accounted for 11% of our total revenue. For the first half of fiscal 2001, sales to Edom accounted for 22% and sales to Celestica accounted for 10% of our total revenue. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future.

     As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles in the high end will remain short and average selling prices will continue to decline. In particular, average selling prices and gross margins are expected to decline as each product matures. Our add-in board and motherboard manufacturers and major OEM customers typically introduce new system configurations as often as twice per year for the high end, typically based on spring and fall design cycles. In order to maintain average selling prices and gross margins, our existing and new products must achieve competitive performance levels to be designed into new system configurations and must be produced at low costs, in sufficient volumes and on a timely basis, especially with respect to our new products.

     We currently utilize Taiwan Semiconductor Manufacturing Company, or TSMC, to produce semiconductor wafers, and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet our near-term or long-term manufacturing requirements. Yields or product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of a new manufacturer. The level of finished goods inventory we maintain may fluctuate and therefore a manufacturing disruption experienced by these manufacturers would impact the production of our products, which could harm our business. In addition, as the complexity of our products and the accompanying manufacturing process increases, there is an increasing risk that we will experience problems with the performance of new products and that there will be yield problems or other delays in the development or introduction of these products.

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

     On April 18, 2001, we completed the purchase of certain assets of 3dfx Interactive, Inc., including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between us and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, we are to pay 3dfx additional consideration in the form of stock equal to one million shares of NVIDIA common stock, subject to 3dfx satisfying certain conditions. In addition, following the closing, we and 3dfx filed a stipulation to dismiss with prejudice the patent litigation between us. The litigation was dismissed on April 26, 2001, pursuant to a judicial order. The transaction is accounted for under the purchase method of accounting. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Results of Operations

     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of total revenue.

                                         Three Months Ended          Six Months Ended
                                         ------------------          ----------------
                                       July 29,      July 30,      July 29,     July 30,
                                         2001          2000          2001          2000
                                      ----------    ----------    ----------   ----------
Revenue .........................       100.0%        100.0%        100.0%        100.0%
Cost of revenue .................        60.2          62.6          61.0          62.6
                                       ------        ------        ------        ------
Gross profit ....................        39.8          37.4          39.0          37.4
Operating expenses:

    Research and development ........................        13.0          11.8          13.0          11.9
    Sales, general and administrative ...............         7.6           8.6           7.7           8.4
    Amortization of goodwill and purchased
    intangible assets ...............................         1.5            --           0.9            --
    Acquisition related charges .....................         0.3            --           2.0            --
                                                           ------        ------        ------        ------
         Total operating expenses ...................        22.4          20.4          23.6          20.3
                                                           ------        ------        ------        ------
        Operating income ............................        17.4          17.0          15.4          17.1
Interest and other income, net ......................         1.0           2.4           1.6           1.7
                                                           ------        ------        ------        ------
Income before income tax expense ....................        18.4          19.4          17.0          18.8
Income tax expense ..................................         5.5           6.2           5.1           6.0
                                                           ------        ------        ------        ------
        Net income ..................................        12.9%         13.2%         11.9%         12.8%
                                                           ======        ======        ======        ======

Three months and six months ended July 29, 2001, and July 30, 2000.

   Revenue

     Revenue increased 53% to $260.3 million in the second quarter ended July 29, 2001 from $170.4 million in the second quarter ended July 30, 2000. Revenue of $501.2 million for the first half of fiscal 2002 grew 57% over the first half of fiscal 2001. The growth was primarily the result of increased sales of our graphics processors and the strong demand for new products at higher unit average selling prices. Revenue from sales outside of the United States accounted for 89% of total revenue for the second quarter ended July 29, 2001 and 91% of total revenue for the first half of fiscal 2002. Revenue from sales outside of the U.S. represented 86% of total revenue in the second quarter ended July 30, 2000 and 88% in the first half of fiscal 2001. This increase in revenue from sales outside of the United States is primarily attributable to (i) expanded use of CEMs, add-in board and motherboard manufacturers located outside of the United States, and (ii) increased demand for our products in the Asia Pacific region. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed. The portion of revenue derived from foreign CEMs and add-in board and motherboard manufacturers that are attributable to end customers in the United States is not separately disclosed. Although we achieved substantial growth in product revenue for the first half of 2002 from the same period in fiscal 2001, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors generally may also accelerate as the market develops and competition increases.

   Gross Profit

     Gross profit consists of total revenue net of allowances less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin can vary in any period depending on the mix of types of graphics processors sold. Gross profit increased 63% from the second quarter of fiscal 2001 to the same period of fiscal 2002, and 64% from the first half of fiscal 2001 to the same period of fiscal 2002, primarily due to significant increases in unit shipments and the favorable impact of the higher margin GeForce graphics processors, partially offset by declining profit margins in our older product families. Although we achieved substantial growth in gross profit and margin from the first half of fiscal 2001 to the same period of fiscal 2002, we do not expect to sustain these rates of growth in future periods.

   Operating Expenses

     Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. Research and development expenses increased by 68% from the second quarter of fiscal 2001 to the same period of fiscal 2002, and 71% from the first half of fiscal 2001 to the first half of fiscal 2002, primarily due to new employees from 3dfx, a move to new headquarters, the addition of personnel and related engineering costs to support our next generation's products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to increased complexity and the number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenues.

     Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased by 36% from the second quarter of fiscal 2001 to the same period of fiscal 2002, and 44% from the first half of fiscal 2001 to the first half of fiscal 2002, primarily due to costs associated with additional personnel and commissions and bonuses on sales of the GeForce families of graphic processors. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our operations and our sales. General and administrative expenses are also likely to increase in absolute dollars as we continue to expand our operations. However, we do not expect significant changes in these expenses as a percentage of revenue in future periods.

     Amortization of goodwill and purchased intangible assets. Amortization of goodwill and purchased intangible assets consist primarily of goodwill and intangible assets from the asset purchase of 3dfx. The initial allocation of the purchase price was to (i) workforce in place, amortized over two years, (ii) patents and trademarks, amortized over five years and (iii) goodwill, amortized over five years. The final allocation will depend upon the additional consideration given to 3dfx, subject to 3dfx satisfying certain conditions. Consequently, the actual allocation of the purchase price could differ from that presented in Note 3 of Notes to Condensed Consolidated Financial Statements.

     Acquisition related charges. Acquisition related charges are attributable to expenses related to the acquisition of 3dfx. These charges primarily consisted of bonuses for employees.

     Interest and Other Income (Expense), Net

     Interest expense increased for the second quarter and the first half of fiscal 2002 compared to the same periods in fiscal 2001 due to the issuance of $300.0 million of convertible debt in October 2000. Interest income increased 63% during the second quarter and the first half of fiscal 2002 from the same periods in fiscal 2001 due to higher average cash balances as a result of the $200.0 million advance received from Microsoft in connection with our agreement with Microsoft and the receipt of $387.4 million from our combined convertible debt and common stock offerings which closed in October 2000.

     Income Taxes

     Income taxes as a percentage of pretax income was 30% for the first half of fiscal 2002 and 32% for the same period in fiscal 2001. Foreign income which is taxed at rates lower than the United States statutory rates contributed to the lower tax rate for the first half of fiscal 2002.

     Stock-Based Compensation

     With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $6,000 in the first half of fiscal 2002 and $85,000 in the first half of fiscal 2001. Deferred compensation was fully amortized during the first half of fiscal 2002.

Liquidity and Capital Resources

     As of July 29, 2001, we had $681.1 million in cash and cash equivalents, an increase of $6.8 million from the end of fiscal 2001. We historically have held our cash balances in cash equivalents such as money market funds or as cash. We place the money market funds with high-quality financial institutions and limit the amount of exposure with any one financial institution. We had $159.2 million of non-cancelable manufacturing commitments outstanding at July 29, 2001.

     Operating activities generated cash of $93.8 million during the first half of fiscal 2002 and $34.7 million during the first half of fiscal 2001. The increase from the first half of fiscal 2001 to the same period in fiscal 2002 was due to a substantial increase in net income and changes in operating assets and liabilities. Our accounts receivable are highly concentrated. At July 29, 2001, the three largest customers accounted for approximately 37% of accounts receivable. Although we have not experienced any significant bad debt write-offs to date, we may be required to write off bad debt in the future, which could harm our business.

     To date, our investing activities have consisted primarily of acquisitions of businesses and purchases of property and equipment and leasehold improvements for our new facility under construction. We incurred acquisition costs of $64.1 million during the first half of fiscal 2002, primarily due to the closing of 3dfx asset purchase. There were no acquisitions during the same period a year ago. Our capital expenditures increased from $15.1 million in the first half of fiscal 2001 to $55.6 million in the first half of fiscal 2002. The increase was primarily attributable to the construction of our new facility as well as for purchases of computer and emulation equipment to support increased research and development activities. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $70.0 million to $80.0 million for capital expenditures in fiscal 2002, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, future phases of enterprise resource planning system implementation and tenant and leasehold improvements in our new headquarters facility.

     In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. Our new complex will comprise four buildings, representing approximately 500,000 total square feet. The first phase of two buildings consisting of approximately 250,000 square feet was completed in June 2001, and the second phase of one building consisting of approximately 125,000 square feet was completed in July 2001. We expect the last phase consisting of approximately 125,000 square feet to be completed in March 2002. As of August 31, 2001, restricted cash related to the construction decreased to $7.1 million from $28.1 million at July 29, 2001. The leases expire in 2012 and include two seven-year renewals at our option. The future minimum lease payments under these operating leases total approximately $224.8 million over the terms of the leases. We currently are in the process of locating a subtenant for our former office space and a subtenant for one of the buildings that will comprise part of our new office complex. We may be unable to secure subtenants for both spaces due to the recent decrease in demand for commercial rental space in Santa Clara. See "Certain Business Risks - We recently moved into new headquarters. If we are unable to sublease our excess space, we will have increased operating expenses which may have a negative impact on our net income."

     Financing activities provided cash of $36.2 million in the first half of fiscal 2002 compared to $208.0 million in the same period of fiscal 2001. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. In April 2000, Microsoft paid us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into shares of our preferred stock a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement. In July 2001, we began to ship production units to Microsoft, and the $200.0 million advance was drawn down in relation to the shipments made during the quarter.

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

     .    the rescheduling of shipments or cancellation of customer orders;

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

     Our success will depend in part upon continued broad adoption of our 3D graphics processors for high performance 3D graphics in PC applications. The market for 3D graphics processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition. Since we have no other product lines, our business would suffer if for any reason our current or future 3D graphics processors do not continue to achieve widespread acceptance in the PC market. If we are unable to complete the timely development of or successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC market, our business would be harmed.

     Our integrated graphics product may not be accepted by the PC market.

     We expect that integrated graphics chipset products will become an increasing part of the lower cost segment of the PC graphics market. We recently announced an integrated chipset product and are currently developing future products. If these products are not competitive in this segment and the integrated chipset segment continues to account for an increasing percentage of the units sold in the PC market, our business may suffer.

     We need to develop new products and to manage product transitions in order to succeed.

     Our business will depend to a significant extent on our ability to successfully develop new products for the 3D graphics market. Our add-in board and motherboard manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. This requires that we do the following:

     .  anticipate the features and functionality that consumers will demand;

     . incorporate those features and functionality into products that meet the exacting design requirements of PC OEMs, or add-in board and motherboard manufacturers and CEMs;

     .  price our products competitively; and

     . introduce the products to the market within the limited window for PC OEMs, and add-in board and motherboard manufacturers.

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

     Our strategy is to utilize the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by PC OEMs, add-in board and motherboard manufacturers and consumers of 3D graphics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the PC OEMs' design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new 3D graphics products would harm our business.

     Our failure to identify new product opportunities or develop new products could harm our business.

     As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our 3D graphics processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board and motherboard manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board and motherboard manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins, and reduced demand for products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, either of which would harm our business.

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

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our markets intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants' patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for claims of infringement arising out of sale of our products.

     Litigation by or against us or our customers concerning infringement would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us.

     We have in the past been subject to patent infringement suits, and we may be subject to patent infringement suits brought by other parties in the future. These future lawsuits could divert our resources and result in the payment of substantial damages.

     We may be unable to adequately protect our intellectual property.

     We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. As of August 28, 2001, we owned 52 issued United States patents and 6 issued foreign patents, and have 104 United States patent applications pending. Our issued patents have expiration dates from June 9, 2012 to December 6, 2019. As of August 28, 2001, our issued patents and pending patent applications related to technology developed by us in connection with the development of our products, including our 3D graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

     Our failure to achieve one or more design wins would harm our business.

     Our future success will depend in large part on achieving design wins, which entails having our existing and future products chosen as the 3D graphics processors for hardware components or subassemblies designed by PC OEMs and add-in board and motherboard manufacturers. Our add-in board and motherboard manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, generally based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. Our failure to achieve one or more design wins would harm our business. The process of being qualified for inclusion in a PC OEM's product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could harm our business.

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

     We are dependent on the PC market and the slowdown in its growth may have a negative impact on our business.

     During the first half of fiscal 2002, we derived most of our revenue from the sale of products for use in the entire desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in the entire desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, could reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. It is possible that the recent slowing of the economy in the U.S. and international regions, which has negatively impacted some PC manufacturers and led to some reductions in the demand for PCs, could lead to reductions in inventory purchases by PC manufacturers. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

     We have only a limited number of customers and our sales are highly concentrated. We primarily sell our products to add-in board and motherboard manufacturers and CEMs, which incorporate graphics products in the boards they sell to PC OEMs and system builders. Sales to add-in board and motherboard manufacturers and CEMs are primarily dependent on achieving design wins with leading PC OEMs. The number of add-in board and motherboard manufacturers, CEMs and leading PC OEMs is limited. We expect that a small number of add-in board and motherboard manufacturers and CEMs directly, and a small number of PC OEMs indirectly, will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, our business could be harmed by the loss of business from PC OEMs or add-in board and motherboard manufacturers and CEMs. In addition, revenue from add-in board and motherboard manufacturers, CEMs and PC OEMs that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period.

     Our business may be harmed by instability in Asia due to the concentration of customers who are located or have substantial operations in Asia, including Taiwan. The People's Republic of China and Taiwan have in the past experienced and currently are experiencing strained relations. A worsening of these relations or the development of hostilities between the two could result in disruptions in Taiwan and possibly other areas of Asia, which could harm our business. In addition, if foreign relation matters strain the relationship between the U.S. and The People's Republic of China, situations in Asia could remain unstable. While we believe political instability in Asia has not adversely affected our business, because of our reliance on companies with operations in Asia, continued economic and political instability in Asia might harm it.

     We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

     Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of July 29, 2001, we had 907 employees as compared to 796 employees as of January 28, 2001. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

     We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC to produce our semiconductor wafers and utilize independent contractors to perform assembly, test and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may be unable to meet our near-term or long-term manufacturing requirements. We obtain manufacturing services on a purchase order basis and TSMC has no obligation to provide us with any specified minimum quantities of product. TSMC fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC and any other manufacturers used by us to ensure adequate product supply to respond to customer demand.

     Because of our reliance on TSMC, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People's Republic of China and Taiwan, or if relations between the U.S. and The People's Republic of China are strained due to foreign relations events. Furthermore, any substantial disruption in our suppliers' operations, either as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could harm our business.

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

     Failure to achieve expected manufacturing yields for both or either existing or new products would reduce our product supply and harm our business.

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

     Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We have migrated to the .15-micron technology with the GeForce3 family of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

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

     . companies that have traditionally focused on the professional market and vide high end 3D solutions for PCs and workstations, including 3Dlabs, SGI and ATI; and

     . companies that focus on the video game market, such as Imagination Technologies and ST Microelectronics.

     If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

     We may compete with Intel in the integrated low-cost chipset market.

     Historically, Intel developed 3D graphics chipsets that are targeted at the low-cost PC market. Intel has significantly greater resources than we do, and our products may not compete effectively against future products introduced by Intel. In addition, we may be unable to compete effectively against Intel or Intel may introduce additional products that are competitive with our products in either performance or price or both. We expect Intel to continue to do the following:

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

     We are dependent on third parties for assembly, testing and packaging of our products.

     Our graphics processors are assembled and tested by Siliconware Precision Industries Company Ltd., ChipPAC Incorporated and Advanced Semiconductor Engineering. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

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

     We recently moved into new headquarters. If we are unable to sublease our excess space, we will have increased operating expenses which may have a negative impact on our net income.

     We moved into new headquarters in June 2001, but we are still obligated to pay rent for our previous office space. Since we relocated, we have been trying to locate a subtenant for our previous office space and a subtenant for one of the buildings that will comprise part of our new office complex. We may be unable to secure subtenants for both spaces due to the decrease in demand for commercial rental space in Santa Clara, California, as a result of the declining economy. If we are unable to secure subtenants or if the rental values in Santa Clara, California, decrease such that even if we found subtenants we would still be obligated to pay a portion of the rent at both locations, our operating expenses will increase, perhaps substantially, which will have a negative impact on our net income. In addition, if we do not enter into a sublease for our former office space, we will have to write-off unutilized leasehold improvements and furniture and fixtures associated with that space, which will adversely affect our net income.

     We are subject to risks associated with international operations.

     Our reliance on foreign third-party manufacturing, assembly, testing and packaging operations subjects us to a number of risks associated with conducting business outside of the United States, including the following:

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

     California has been experiencing an energy crisis and has experienced significant power shortages during the last year. As a result, energy costs in California, including natural gas and electricity, have increased significantly over the year and may still be rising. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state, including the county where we have our principal offices. If blackouts interrupt our power supply, we may be temporarily unable to operate and any such interruption could harm our business.

     Our stock price may continue to experience large short-term fluctuations.

     The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors, such as the recent decline in some economic indicators in the U.S., related to the general volatility that currently exists in the market or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been initiated against the issuing company. This type of litigation could result in substantial cost and a diversion of management's attention and resources, which could have an adverse effect on our revenues and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities. See "Certain Business Risks--Our operating results are unpredictable and may fluctuate."

     We may not be able to realize the potential financial or strategic benefits of future business acquisitions that could hurt our ability to grow our business and sell our products.

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

     In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, or a combination of cash and common stock. If the consideration is paid with our common stock, existing stockholders would be further diluted. Goodwill and all identifiable intangible assets that have an indeterminable life associated with future acquisitions will be recognized as assets but not amortized as in accordance with the recent Financial Accounting Statement 142. These assets will be assessed for impairment on an annual basis. Identifiable intangible assets that have a determinable life will continue to be segregated from goodwill and amortized over their useful lives.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against us in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleged that we improperly solicited and recruited Matrox employees and encouraged Matrox employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox sought, among other things, certain injunctive relief. The trial of this matter occurred during April, 2001. On July 12, 2001, the court issued its ruling in favor of us and dismissed all of Matrox's claims. Matrox has not appealed this ruling and the time for appeal passed August 13, 2001.

     Sunonwealth Electric Machine Industry Co., Ltd. filed a complaint against us in the United States District Court for the Central District of California for infringement of US Patent Nos. 6,109,892 and 6,114,785. The underlying case is Sunonwealth v. Adda Corporation, et al, filed in the United States District Court for the Central District on October 19, 2000. Both cases have been consolidated. The patents are for a positioning device for a sensor element of a miniature fan. We purchased these fans from Adda. Adda has agreed to defend us and to pay any judgment rendered against us as well as the cost of any settlement to the extent that our liability in such settlement arises from patent infringement resulting from its purchase of products from Adda.

     On August 3, 2001 the Court of Appeals for the Federal Circuit issued its decision in a patent infringement action originally brought in 1998 by S3 Incorporated (now SONICblue Incorporated). The decision vacated the district's court summary judgment in favor of us and dismissal of the action relative to certain disputed claims and remanded the matter back to the district court. Under a previous settlement agreement with S3, we agreed to pay up to $2.0 million if S3's appeal of the district court judgment was decided in favor of S3. We made a payment of $1.9 million in August 2001 to fully satisfy our obligation under the settlement.

     In addition, we may be subject to litigation in the future. See "Certain Business Risks - Litigation by or against us or our customers concerning infringement would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us." From time to time, we are also subject to claims in the ordinary course of business, none of which in our view would have a material adverse impact on our business or financial position if resolved unfavorably.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibit
     Number        Description of Document
     -------       -----------------------
        3.1        Bylaws of Nvidia Corporation, amended as of July 12, 2001

        3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Nvidia Corporation.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 10, 2001.

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