Form 10-Q
period 2001-10-28
NVIDIA CORP/CA
filed 2001-11-23
CIK 1045810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended October 28, 2001

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of November 9, 2001 was 144,573,828 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              NVIDIA CORPORATION

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----

                                       PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of October 28, 2001 and January 28, 2001..........   3

        Condensed Consolidated Statements of Income for the three and nine months ended October 28,
        2001 and October 29, 2000..................................................................   4

        Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2001
        and October 29, 2000.......................................................................   5

        Notes to Condensed Consolidated Financial Statements.......................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................  18

                                        PART II: OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................  31

Item 4. Submission of Matters to a Vote of Security Holders........................................  31

Item 5. Other Information..........................................................................  32

Item 6. Exhibits and Reports on Form 8-K...........................................................  32

Signature..........................................................................................  33

PART I. FINANCIAL INFORMATION

        ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      NVIDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                                                    October 28, January 28,
                                                                                       2001        2001
                                                                                    ----------- -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................... $  398,491  $  674,275
   Restricted cash.................................................................      7,050      24,500
   Marketable securities...........................................................    318,674          --
                                                                                    ----------  ----------
       Total cash, cash equivalents, restricted cash and marketable securities.....    724,215     698,775
   Accounts receivable, less allowances of $14,276 at October 28, 2001 and $8,403
     at January 28, 2001...........................................................    117,664     104,988
   Inventory, net..................................................................    120,488      89,905
   Prepaid expenses and other current assets.......................................      9,536       8,355
   Prepaid and deferred taxes......................................................     35,034      28,386
                                                                                    ----------  ----------
       Total current assets........................................................  1,006,937     930,409
Property and equipment, net........................................................    108,695      47,280
Deposits and other assets..........................................................     11,210      10,909
Prepaid and deferred taxes.........................................................     35,298       4,034
Goodwill and purchased intangible assets, net......................................     85,210      23,795
                                                                                    ----------  ----------
                                                                                    $1,247,350  $1,016,427
                                                                                    ==========  ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................ $  108,953  $   72,241
   Accrued liabilities.............................................................     73,625      37,506
   Current portion of capital lease obligations....................................      4,014         588
   Deferred revenue................................................................    143,181     200,000
                                                                                    ----------  ----------
       Total current liabilities...................................................    329,773     310,335
Capital lease obligations, less current portion....................................      6,941         378
Long-term debt.....................................................................    300,000     300,000
Stockholders' equity:
   Common stock....................................................................         72          68
   Additional paid-in capital......................................................    377,019     277,029
   Deferred compensation...........................................................         --          (6)
   Accumulated other comprehensive income..........................................        818          --
   Retained earnings...............................................................    232,727     128,623
                                                                                    ----------  ----------
       Total stockholders' equity..................................................    610,636     405,714
                                                                                    ----------  ----------
                                                                                    $1,247,350  $1,016,427
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

                      NVIDIA CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               Three Months Ended       Nine Months Ended
                                                             ----------------------- -----------------------
                                                             October 28, October 29, October 28, October 29,
                                                                2001        2000        2001        2000
                                                             ----------- ----------- ----------- -----------
Net revenues................................................  $370,241    $198,165    $871,432    $517,046
Cost of revenues............................................   231,698     124,643     537,564     324,249
                                                              --------    --------    --------    --------
Gross profit................................................   138,543      73,522     333,868     192,797
                                                              --------    --------    --------    --------
Operating expenses:
   Research and development.................................    44,387      22,023     109,392      59,994
   Sales, general and administrative........................    24,786      14,852      63,361      41,569
   Amortization of goodwill and purchased intangible assets.     4,020          --       8,687          --
   Acquisition related charges..............................        --          --      10,337          --
   Discontinued use of property.............................     3,230          --       3,230          --
                                                              --------    --------    --------    --------
       Total operating expenses.............................    76,423      36,875     195,007     101,563
                                                              --------    --------    --------    --------
       Operating income.....................................    62,120      36,647     138,861      91,234
Interest and other income, net..............................     1,682       4,630       9,860      10,056
                                                              --------    --------    --------    --------
Income before tax expense...................................    63,802      41,277     148,721     101,290
Income tax expense..........................................    19,141      13,209      44,617      32,413
                                                              --------    --------    --------    --------
       Net income...........................................  $ 44,661    $ 28,068    $104,104    $ 68,877
                                                              ========    ========    ========    ========
Basic net income per share..................................  $   0.31    $   0.21    $   0.74    $   0.53
                                                              ========    ========    ========    ========
Diluted net income per share................................  $   0.26    $   0.17    $   0.62    $   0.43
                                                              ========    ========    ========    ========
Shares used in basic per share computation..................   144,017     132,005     141,512     129,319
Shares used in diluted per share computation................   170,159     160,870     168,854     158,467



    See accompanying notes to condensed consolidated financial statements.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                   ----------------------
                                                                                   October 28, October 29,
                                                                                      2001        2000
                                                                                   ----------- -----------
Cash flows from operating activities:
 Net income.......................................................................  $ 104,104   $ 68,877
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................     28,732     10,721
   Deferred income taxes..........................................................    (10,592)        --
   Amortization of deferred compensation..........................................          6        103
   Stock based compensation.......................................................        364         --
   Tax benefit from employee stock plans..........................................     58,299     53,424
   Common stock issued in exchange for assets and services........................         --      1,382
   Changes in operating assets and liabilities:
     Accounts receivable..........................................................    (12,676)   (37,128)
     Inventory....................................................................    (30,583)   (55,561)
     Prepaid income taxes.........................................................    (27,320)   (23,818)
     Prepaid expenses and other current assets....................................     (1,181)    (2,735)
     Deposits and other assets....................................................    (11,362)    (8,496)
     Accounts payable.............................................................     36,712     21,306
     Accrued liabilities..........................................................     35,573     24,299
     Deferred revenue.............................................................    (56,819)        --
                                                                                    ---------   --------
   Net cash provided by operating activities......................................    113,257     52,374
                                                                                    ---------   --------
Cash flows used in investing activities:
 Purchases of marketable securities...............................................   (316,812)        --
 Purchase of property and equipment...............................................    (76,815)   (21,594)
 Purchase of certain assets from various businesses...............................    (64,109)        --
 Release of restricted cash.......................................................     17,450         --
                                                                                    ---------   --------
 Net cash used in investing activities............................................   (440,286)   (21,594)
                                                                                    ---------   --------
Cash flows from financing activities:
 Convertible notes--net of issuance costs.........................................        (75)   290,838
 Sale of common stock under public offering, net of issuance costs................        (75)    96,611
 Common stock issued under employee stock plans...................................     41,406     16,513
 Advance in connection with Microsoft agreement...................................         --    200,000
 Equipment lease financing........................................................     11,246         --
 Payments under capital leases....................................................     (1,257)    (1,419)
                                                                                    ---------   --------
   Net cash provided by financing activities......................................     51,245    602,543
                                                                                    ---------   --------
Change in cash and cash equivalents...............................................   (275,784)   633,323
Cash and cash equivalents at beginning of period..................................    674,275     61,560
                                                                                    ---------   --------
Cash and cash equivalents at end of period........................................  $ 398,491   $694,883
                                                                                    =========   ========
Cash paid for interest............................................................  $  14,601   $    121
                                                                                    =========   ========
Cash paid for taxes...............................................................  $  34,219   $    233
                                                                                    =========   ========

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

(2) Recent Pronouncements

   On June 29, 2001, the Financial Accounting Standards Board ("FASB"), voted unanimously to approve Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 will require the purchase method of accounting on all transactions initiated after June 30, 2001 and the pooling of interests method will no longer be allowed. SFAS 142 will require that goodwill and all identifiable intangible assets that have an indeterminable life, be recognized as assets, but not amortized. These assets will be assessed for impairment at least on an annual basis. Identifiable intangible assets that have a determinable life will continue to be segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in SFAS 121. Companies will be required to maintain documentation of their impairment testing activities and include significant disclosure in filings in the event of an impairment charge. Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) will be accounted for in accordance with the provisions of SFAS 142 beginning January 28, 2002. The Company has not determined the impact of these pronouncements on its financial position and results of operations. Any acquisitions consummated between July 1, 2001 and January 27, 2002 will be accounted for in accordance with the provisions of SFAS 141 and 142.

   In October 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS 143 will have a significant effect on its financial position or results of operations.

   In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS 144 will have a significant effect on its financial position or results of operations.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(3) Business Combination

   During the first nine months of fiscal year 2002, the Company completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. ("3dfx") and other acquisitions, for an aggregate purchase price of approximately $78.7 million. These acquisitions have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other acquisitions are immaterial to the financials of the Company.

   On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between the Company and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, the Company is to pay 3dfx additional consideration in the form of stock equal to two million shares of the Company's common stock, subject to 3dfx satisfying certain conditions. If the debts and liabilities of 3dfx cannot be satisfied, under some circumstances, 3dfx could receive a post-closing advance from the Company of up to $25.0 million and this advance would reduce the number of shares of the Company's common stock receivable by 3dfx by up to one million shares. Consequently, due to the possibility of contingent consideration, the components of the estimated purchase price could differ from that presented below. In addition, following the closing, the Company and 3dfx filed a stipulation to dismiss with prejudice the patent litigation between the parties. The litigation was dismissed on April 26, 2001, pursuant to a judicial order.

   As of October 28, 2001, the 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.1 million were allocated based on fair values as follows:

                                      Straight-Line
                                      Amortization
                            3dfx         Period
                       -------------- -------------
                       (In thousands)    (Years)
Property and equipment    $ 2,433          1-2
Workforce in place....      3,010            2
Patents and trademarks     11,510            5
Goodwill..............     57,208            5
                          -------
   Total..............    $74,161
                          =======

   The final allocation will depend upon the composition of 3dfx assets acquired and the Company's evaluation of the fair value of the net assets. Consequently, the actual allocation of the purchase price could differ from that presented above.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


  Pro Forma Results of Operations

   The following summary, prepared on a pro forma basis, presents the results of operations as if 3dfx assets were purchased as of the beginning of the periods presented. Pro forma net income for the three and nine months ending October 28, 2001 includes the impact of amortization of goodwill and intangible assets of $4.0 million and $12.2 million, respectively. Excluded are acquisition related charges $10.3 million for the nine months ending October 28, 2001, and assumed tax benefits of $2.0 million for the same period. For the three and nine months ending October 29, 2000, pro forma net income includes the same amount of amortization of goodwill and intangible assets. Also included are assumed salary related expenses of $4.2 million and $12.5 million and tax benefits of $2.6 million and $7.9 million for the three and nine months ending October 29, 2000.

                                         Three Months Ended       Nine Months Ended
                                       ----------------------- -----------------------
                                       October 28, October 29, October 28, October 29,
                                          2001        2000        2001        2000
                                       ----------- ----------- ----------- -----------
                                           (In thousands)          (In thousands)
Pro forma revenue.....................  $370,241    $198,165    $871,432    $517,046
Pro forma net income..................  $ 44,661    $ 22,500    $108,883    $ 52,079
Pro forma basic net income per share..  $   0.31    $   0.17    $   0.77    $   0.40
Pro forma diluted net income per share  $   0.26    $   0.14    $   0.64    $   0.33

(4) Discontinued Use of Property

   The Company moved into its new headquarters in June 2001 and is still obligated to pay rent for a portion of its previous office space. Since relocating, the Company has been unable to secure a subtenant for its previous office space due to the decrease in demand for commercial rental space as a result of the declining economy. The Company recorded approximately $3.2 million during the current quarter ended October 28, 2001 for the remaining cost related to the preexisting lease, including rental payments, capitalized leasehold improvements, and furniture and fixtures as the leased property or improvements have no substantive future use or benefit.

(5) Comprehensive Income (Loss)

   Other comprehensive income consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss), net of tax, were as follows:

                                                                                Three Months Ended
                                                                              -----------------------
                                                                              October 28, January 28,
                                                                                 2001        2001
                                                                              ----------- -----------
                                                                                  (In thousands)
Net income...................................................................   $44,661     $31,056
Increase in net unrealized gains on available-for-sale securities, net of tax       818          --
                                                                                -------     -------
   Comprehensive income......................................................   $45,479     $31,056
                                                                                =======     =======

   The Company commenced investing activities beginning August 2001 and therefore there were no unrealized gains or losses in prior periods.

(6) Net Income Per Share

   Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the as-if-converted method for convertible debt and the treasury stock method for options. The common-equivalent shares which were antidilutive for the three and nine months ended October 28, 2001 were 8,376,996.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


                                                               Three Months Ended       Nine Months Ended
                                                             ----------------------- -----------------------
                                                             October 28, October 29, October 28, October 29,
                                                                2001        2000        2001        2000
                                                             ----------- ----------- ----------- -----------
                                                                 (In thousands)          (In thousands)
Denominator:
Denominator for basic net income per share, weighted average
  shares....................................................   144,017     132,005     141,512     129,319
Effect of dilutive securities:
Stock options outstanding...................................    26,142      28,865      27,342      29,148
                                                               -------     -------     -------     -------
   Denominator for diluted net income per share.............   170,159     160,870     168,854     158,467
                                                               =======     =======     =======     =======

(7) Marketable Securities

   The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. The Company classifies its marketable debt securities at the date of acquisition in the available-for-sale category. These securities are reported at fair value with the related unrealized gains and losses included in other comprehensive income, net of tax, a component of stockholders' equity. As of October 28, 2001 the average holding period until maturity of the Company's cash equivalents and marketable securities were approximately 14 and 616 days, respectively. The principal amount and related weighted-average interest rates for its investment portfolio was $236.9 million and 2.7% for the cash equivalents, and $317.7 million and 3.5% for the marketable securities as of October 28, 2001.

(8) Inventory


                    October 28, January 28,
                       2001        2001
                    ----------- -----------
                        (In thousands)
Raw material.......  $  6,471     $22,906
Work-in-process....    44,051      11,815
Finished goods.....    69,966      55,184
                     --------     -------
   Total inventory.  $120,488     $89,905
                     ========     =======

   At October 28, 2001, the Company had non-cancelable inventory purchase commitments totaling $360.7 million.

(9) Accrued Liabilities

                                       October 28, January 28,
                                          2001        2001
                                       ----------- -----------
                                           (In thousands)
Accrued sales and marketing allowances   $43,553     $11,303
Taxes payable.........................    10,180      10,369
Accrued payroll and related expenses..    15,597      11,026
Other.................................     4,295       4,808
                                         -------     -------
   Total accrued liabilities..........   $73,625     $37,506
                                         =======     =======

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

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

                            Three Months Ended       Nine Months Ended
                          ----------------------- -----------------------
                          October 28, October 29, October 28, October 29,
                             2001        2000        2001        2000
                          ----------- ----------- ----------- -----------
                              (In thousands)          (In thousands)
Revenue:
   U.S...................  $ 83,919    $ 13,491    $128,845    $ 51,638
   Asia Pacific..........   272,327     156,894     705,518     388,215
   Europe................    13,995      27,780      37,069      77,193
                           --------    --------    --------    --------
       Total revenue.....  $370,241    $198,165    $871,432    $517,046
                           ========    ========    ========    ========

   Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods and the related accounts receivable, are summarized as follows:

                          Three Months Ended       Nine Months Ended
                        ----------------------  ----------------------
                        October 28, October 29, October 28, October 29,
                           2001        2000        2001        2000
                        ----------- ----------- ----------- -----------
         Revenue:
            Customer A.     19%          5%         13%          3%
            Customer B.     15%         --           7%         --
            Customer C.     14%         24%         21%         23%
            Customer D.      9%          6%         11%          6%
            Customer E.      6%         11%          7%         10%
            Customer F.      3%         11%          3%          6%
            Customer G.      5%         10%          8%         10%

                                          As of       As of
                                       October 28, January 28,
                                          2001        2001
                                       ----------- -----------
                  Accounts Receivable:
                     Customer A....       26%          4%
                     Customer B....       --           1%
                     Customer C....       16%         18%
                     Customer D....        8%          3%
                     Customer E....        7%          7%
                     Customer F....        2%          6%
                     Customer G....        8%         16%

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(11) Microsoft Agreement

   On March 5, 2000, the Company entered into an agreement with Microsoft in which the Company agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox video game console under development by Microsoft. In April 2000, Microsoft paid the Company $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, the Company would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into its preferred stock at a 30% premium to the 30-day average trading price of its common stock preceding Microsoft's termination of the agreement. In addition, in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of its common stock, Microsoft has first and last rights of refusal to purchase the stock. The graphics chip contemplated by the agreement is highly complex, and the development and release of the Microsoft Xbox video game console and its commercial success are dependent upon a number of parties, such as hardware and software developers, and a number of factors, many of which are outside of the Company's control.

   On February 14, 2001, the Company announced that the Xbox integrated graphic processor and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company for prototype fabrication. In July 2001, the Company began to ship production units to Microsoft. The $200.0 million advance has been drawn down by $56.8 million in relation to the shipments made to date. On November 15, 2001, Microsoft released the Xbox to retailers in the U.S.

(12) Litigation

   On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against the Company in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleged that the Company improperly solicited and recruited Matrox employees and encouraged Matrox employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox sought, among other things, certain injunctive relief. The trial of this matter occurred during April 2001. On July 12, 2001, the court issued its ruling in favor of the Company and dismissed all of Matrox' claims. Matrox has not appealed this ruling and the time for appeal passed on August 13, 2001.

   On February 2, 2001, the Company was served with a complaint from Sunonwealth Electric Machine Industry Co., Ltd. The complaint was filed against the Company in the United States District Court for the Central District of California, for infringement of US Patent Nos. 6,109,892 and 6,114,785. The underlying case is Sunonwealth v. Adda Corporation, et al, filed in the United States District Court for the Central District on October 19, 2000. Both cases have been consolidated. The patents are for a positioning device for a sensor element of a miniature fan. The Company purchased these fans from Adda. Adda has agreed to defend the Company and to pay any judgment rendered against the Company as well as the cost of any settlement to the extent that the Company's liability in such settlement arises from patent infringement resulting from its purchase of products from Adda.

   On August 3, 2001 the Court of Appeals for the Federal Circuit issued its decision in a patent infringement action originally brought in 1998 by S3 Incorporated (now SONICblue Incorporated). The decision vacated the district court's summary judgment in favor of the Company and dismissal of the action relative to certain disputed claims and remanded the matter back to the district court. Under a previous settlement agreement with S3, the Company agreed to pay up to $2.0 million if S3's appeal of the district court judgment was decided in favor of S3. The Company made a payment of $1.9 million to S3 in August 2001 to fully satisfy its obligation under the settlement.

                      NVIDIA CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(13) Stockholders' Equity and Stock Split

   In August 2001, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock for stockholders of record on August 28, 2001, to be effected in the form of a 100% stock dividend. The transfer agent distributed the shares resulting from the split on September 17, 2001. All share and per-share numbers contained herein reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for 3D graphics processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The "Business Risks" section, among other things, should be considered in evaluating our prospects and future financial performance.

Overview

   We design, develop and market graphics processors and related software for personal computers, or PCs, workstations and digital entertainment platforms. We provide an architecturally compatible "top-to-bottom" family of award-winning performance 3D graphics processors and graphics processing units, or GPUs, that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs and mobile PCs, from performance laptops to thin-and-light notebooks. Our 3D graphics processors are used for a wide variety of applications, including games, digital image editing, business productivity, the Internet and industrial design. Our graphics processors were the first to incorporate a 128-bit multi-texturing graphics architecture designed to deliver to users of our products a highly immersive, interactive 3D experience with compelling visual quality, realistic imagery and motion, stunning effects and complex object and scene interaction at real-time frame rates. The NVIDIA TNT2 family of graphics processors delivers high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our graphics processors are designed to be architecturally compatible backward and forward between generations, giving our original equipment manufacturers, or OEMs, customers and end users a low cost of ownership. We are recognized for developing the world's first GPU, the GeForce 256, which incorporates independent hardware transform and lighting processing units along with a complete rendering pipeline into a single-chip architecture. The GeForce3, GeForce2 and Quadro2 family of desktop and laptop GPUs are the first to incorporate pixel and vertex shaders, enabling the creation of interactive, cinematic-quality images through the use of highly programmable processing elements. The nForce and Xbox integrated graphics processor (IGP) and media and communications processor
(MCP) are the industry's first highly-integrated platform processors to incorporate a comprehensive set of multimedia capabilities, such as 2D, 3D, DVD, HDTV, Dolby Digital audio playback and fast broadband and networking communications. Our entire product family provides superior processing and rendering power at competitive prices and are architected to deliver the maximum performance from industry standards such as Microsoft's Direct3D Application Programming Interface (API) and Silicon Graphics, Inc.'s (SGI's) OpenGL API on Windows operating systems and Linux platforms.

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

   A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers and contract equipment manufacturers, or CEMs. These manufacturers incorporate our processors into the boards they sell to PC OEMs, retail outlets and system integrators. The average selling prices for our products, as well as our customers' products, vary by distribution channel. Our four largest customers accounted for approximately 57% of revenues for the third quarter of fiscal 2002 and 52% of revenues for the first nine months of fiscal 2002. The same four customers accounted for approximately 35% of revenues for the third quarter of fiscal 2001 and 32% of revenues for the first nine months of fiscal 2001. The number of potential customers for our products is limited, and we expect sales to be concentrated to a few major customers for the foreseeable future.

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

   On April 18, 2001, we completed the purchase of certain assets of 3dfx Interactive, Inc., including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between us and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, we are to pay 3dfx additional consideration in the form of stock equal to two million shares of NVIDIA common stock, subject to 3dfx satisfying certain conditions. In addition, following the closing, we and 3dfx filed a stipulation to dismiss with prejudice the patent litigation between us. The litigation was dismissed on April 26, 2001, pursuant to a judicial order. The transaction is accounted for under the purchase method of accounting. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Results of Operations

   The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of total revenue.

                                                        Three Months Ended       Nine Months Ended
                                                      ----------------------  ----------------------
                                                      October 28, October 29, October 28, October 29,
                                                         2000        2000        2001        2000
                                                      ----------- ----------- ----------- -----------
Revenue..............................................    100.0%      100.0%      100.0%      100.0%
Cost of revenue......................................     62.6        62.9        61.7        62.7
                                                         -----       -----       -----       -----
Gross profit.........................................     37.4        37.1        38.3        37.3
Operating expenses:..................................
   Research and development..........................     12.0        11.1        12.6        11.6
   Sales, general and administrative.................      6.7         7.5         7.2         8.0
   Amortization of goodwill and purchased intangible
     assets..........................................      1.1          --         1.0          --
   Acquisition related charges.......................       --          --         1.2          --
   Discontinued use of property......................      0.9          --         0.4          --
                                                         -----       -----       -----       -----
       Total operating expenses......................     20.7        18.6        22.4        19.6
                                                         -----       -----       -----       -----
       Operating income..............................     16.7        18.5        15.9        17.7
Interest and other income, net.......................      0.5         2.3         1.1         1.9
                                                         -----       -----       -----       -----
Income before income tax expense.....................     17.2        20.8        17.0        19.6
Income tax expense...................................      5.2         6.7         5.1         6.3
                                                         -----       -----       -----       -----
       Net income....................................     12.0%       14.1%       11.9%       13.3%
                                                         =====       =====       =====       =====

Three months and nine months ended October 28, 2001, and October 29, 2000

  Revenue

   Revenue increased 87% to $370.2 million in the third quarter ended October 28, 2001 from $198.2 million in the third quarter ended October 29, 2000. Revenue of $871.4 million for the first nine months of fiscal 2002 grew 69% over the first nine months of fiscal 2001. The growth was primarily the result of increased sales of our graphics processors and the strong demand for new products at higher unit average selling prices. Revenue from sales outside of the United States accounted for 77% of total revenue for the third quarter ended October 28, 2001 and 85% of total revenue for the first nine months of fiscal 2002. Revenue from sales outside of the United States represented 93% of total revenue in the third quarter ended October 29, 2000 and 90% in the first nine months of fiscal 2001. Geographic sales are based on bill to address and this decrease in revenue from sales outside of the United States is primarily attributable to sales of the graphic processor used in the Microsoft Xbox product billed to Microsoft in the United States. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed. The portion of revenue derived from foreign contract equipment manufacturers, or CEMs, and add-in board and motherboard manufacturers that are attributable to end customers in the United States is not separately disclosed. Although we achieved substantial growth in product revenue for the first nine months of 2002 from the same period in fiscal 2001, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors in general may also accelerate as the market develops and competition increases.

  Gross Profit

   Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the costs of semiconductors purchased from contract manufacturers (including assembly, test and packaging), manufacturing support costs (labor and overhead associated with such purchases), inventory provisions and shipping costs. Our gross profit margin can vary in any period depending on the mix of types of graphics processors sold. Gross profit increased 88% from the third quarter of fiscal 2001 to the same period of fiscal 2002, and 73% from the first nine months of fiscal 2001 to the same period of fiscal 2002, primarily due to significant increases in unit shipments and the favorable impact of the higher margin GeForce graphics processors, partially offset by increased sales of the lower margin Xbox graphic processors. Although we achieved substantial growth in gross profit and margin from the first nine months of fiscal 2001 to the same period of fiscal 2002, we do not expect to sustain these rates of growth in future periods.

  Operating Expenses

   Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, costs of prototypes of new products and consultant costs. Research and development expenses increased by 102% from the third quarter of fiscal 2001 to the same period of fiscal 2002, and 82% from the first nine months of fiscal 2001 to the first nine months of fiscal 2002, primarily due to new employees from 3dfx, the move to new headquarters, the addition of personnel and related engineering costs to support our next generation products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenues.

   Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased by 67% from the third quarter of fiscal 2001 to the same period of fiscal 2002, and 52% from the first nine months of fiscal 2001 to the first nine months of fiscal 2002, primarily due to costs associated with additional personnel and commissions, bonuses on sales of the GeForce families of graphic processors, the move to new headquarters, and a donation to the American Red Cross. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our operations and our sales. General and administrative expenses are also likely to increase in absolute dollars as we continue to expand our operations. However, we do not expect significant changes in these expenses as a percentage of revenue in future periods.

   Discontinued use of property. Discontinued use of property consists of write-offs of a portion of our previous office space. Since we relocated in June 2001, we have been unable to secure a subtenant for our previous office space due to the decrease in demand for commercial rental space as a result of the declining economy. We have completed write-offs consisting of the remaining cost related to the preexisting lease, including rental payments, capitalized leasehold improvements, and furniture and fixtures.

   Amortization of goodwill and purchased intangible assets. Amortization of goodwill and purchased intangible assets consist primarily of goodwill and intangible assets from the asset purchase of 3dfx. The initial allocation of the purchase price was to (a) workforce in place, amortized over two years, (b) patents and trademarks, amortized over five years and (c) goodwill, amortized over five years. The final allocation will depend upon the additional consideration given to 3dfx, subject to 3dfx satisfying certain conditions. Consequently, the actual allocation of the purchase price could differ from that presented in Note 3 of Notes to Condensed Consolidated Financial Statements.

   Acquisition related charges. Acquisition related charges are attributable to expenses related to the acquisition of 3dfx. These charges primarily consisted of bonuses for employees.

  Interest and Other Income (Expense), Net

   Interest expense increased for the third quarter and the first nine months of fiscal 2002 compared to the same periods in fiscal 2001 due to the issuance of $300.0 million of convertible debt in October 2000. Interest income increased 12% and 103% during the third quarter and the first nine months of fiscal 2002 from the same periods in fiscal 2001, respectively, due to higher average cash balances as a result of the $200.0 million advance received from Microsoft in connection with our agreement with Microsoft and the receipt of $387.4 million from our combined convertible debt and common stock offerings that closed in October 2000.

  Income Taxes

   Income taxes as a percentage of pretax income was 30% for the first nine months of fiscal 2002 and 32% for the same period in fiscal 2001. Foreign income which is taxed at rates lower than the United States statutory rates contributed to the lower tax rate for the first nine months of fiscal 2002.

  Amortization of Stock-Based Compensation

   With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts are being amortized over the vesting period of the individual options, generally four years. We amortized approximately $6,000 in the first six months of fiscal 2002 and $103,000 in the first nine months of fiscal 2001. Deferred compensation was fully amortized by the first half of fiscal 2002.

Liquidity and Capital Resources

   As of October 28, 2001, we had $398.5 million in cash and cash equivalents, a decrease of $275.8 million from the end of fiscal 2001. We historically have held our cash balances in cash equivalents such as money market funds or as cash. In August 2001, we began to invest in marketable securities. We place our marketable securities investments with high-quality financial institutions and limit the amount of exposure with any one financial institution and investment instrument. We had $360.7 million of non-cancelable manufacturing commitments outstanding at October 28, 2001.

   Operating activities generated cash of $113.3 million during the first nine months of fiscal 2002 and $52.4 million during the first nine months of fiscal 2001. The increase from the first nine months of fiscal 2001 to the same period in fiscal 2002 was due to a substantial increase in net income and changes in operating assets and liabilities. Our accounts receivable are highly concentrated. At October 28, 2001, three large customers accounted for approximately 50% of accounts receivable. We may be required to write off bad debts in the future, which could harm our business.

   Our investing activities have consisted primarily of the purchase of certain assets from various businesses, investments in marketable securities, and purchases of property and equipment and leasehold improvements for our new facility under construction. We incurred acquisition costs of $64.1 million during the first nine months of fiscal 2002, primarily due to the closing of 3dfx asset purchase. There were no acquisitions during the same period a year ago. We began to purchase marketable securities equal to approximately $316.8 million during the first nine months of fiscal 2002. Our capital expenditures increased from $21.6 million in the first nine months of fiscal 2001 to $76.8 million in the first nine months of fiscal 2002. The increase was primarily attributable to the construction of our new facility as well as for purchases of computer and emulation equipment to support increased research and development activities. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $90.0 million for capital expenditures in fiscal 2002, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, future phases of enterprise resource planning system implementation and tenant and leasehold improvements in our new headquarters facility.

   In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. Our new complex comprises four buildings, representing approximately 500,000 total square feet. The first phase of two buildings consisting of approximately 250,000 square feet was completed in June 2001, and the second phase of one building consisting of approximately 125,000 square feet was completed in July 2001. Restricted cash deposits of $17.5 million were released upon completion of the first and second phase. We expect the last phase consisting of approximately 125,000 square feet to be completed in March 2002. The leases expire in 2012 and include two seven-year renewals at our option. The future minimum lease payments under these operating leases total approximately $221.4 million over the terms of the leases.

   Financing activities provided cash of $51.2 million in the first nine months of fiscal 2002 compared to $602.5 million in the same period of fiscal 2001. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox product then under development by Microsoft. In April 2000, Microsoft paid us $200.0 million as an advance against graphics chip purchases. Microsoft may terminate the agreement at any time. If termination occurs prior to offset in full of the advance payments, we would be required to return to Microsoft up to $100.0 million of the prepayment and to convert the remainder into shares of our preferred stock a 30% premium to the 30-day average trading price of our common stock preceding Microsoft's termination of the agreement. In July 2001, we began to ship production units to Microsoft, and the $200.0 million advance was drawn down by $56.8 million in relation to the shipments made to date. On November 15, 2001, Microsoft released the Xbox to retailers in the U.S.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars.

   We account for our investment instruments in accordance with SFAS 115. All of the cash equivalents and marketable securities are treated as "available-for-sale" under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing cash primarily in instruments with short maturities. Our exposure to changes in short term interest rates on our portfolio of marketable securities is insignificant as of October 28, 2001 given that the average holding periods until maturity of our cash equivalents and marketable securities were approximately 14 and 616 days, respectively. The principal amount and related weighted-average interest rates for our investment portfolio were $236.9 million and 2.7% for the cash equivalents, and $317.7 million and 3.5% for the marketable securities as of October 28, 2001.

   Our convertible subordinated notes due 2007 are at a fixed interest rate of 4 3/4% and are not subject to interest rate fluctuations.

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

   Factors that have affected our results of operations in the past, and that could affect our results of operations in the future, include the following:

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

  . declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the U.S. and international economies;

  . competitive pressures resulting in lower than expected average selling prices;

  . rates of return in excess of that forecasted or expected due to quality issues;

  .  the rescheduling of shipments or cancellation of customer orders;

  .  the loss of a key customer or the termination of a strategic relationship;

  .  seasonal fluctuations associated with the PC market;

  . substantial disruption in our or our suppliers' operations, either as a result of a natural disaster, equipment failure, terrorism or other cause;

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

   We expect that integrated graphics chipset products will become an increasing part of the lower cost segment of the PC graphics market. We recently announced an integrated chipset product and are currently developing future products. The integrated chipset market is dominated by Intel. If these products are not competitive in this segment and the integrated chipset segment continues to account for an increasing percentage of the units sold in the PC market, our business may suffer.

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

  .  price our products competitively; and

  . introduce the products to the market within the limited window for PC OEMs and add-in board and motherboard manufacturers.

   As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:

  .  proper new product definition;

  .  timely completion and introduction of new product designs;

  . the ability of TSMC and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

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

   As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our 3D graphics processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board and motherboard manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs' and add-in board and motherboard manufacturers' products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins, and reduced demand for products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, any of which would harm our business.

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

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our markets intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants' patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us, particularly by competitors. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of and sale of one or more products, which could reduce our revenues and harm our business. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for claims of infringement arising out of sale of our products.

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

   We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. As of October 31, 2001, we owned 66 issued United States patents and 6 issued foreign patents, and have 124 United States patent applications pending. Our issued patents have expiration dates from June 9, 2012 to December 6, 2019. As of October 31, 2001, our patents and pending patent applications related to technology used by us in connection with our products, including our graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

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

   During the first nine months of fiscal 2002, we derived most of our revenue from the sale of products for use in the entire desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in the entire desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, could reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. It is possible that the recent slowing of the economy in the U.S. and international regions, which has negatively impacted some PC manufacturers and led to some reductions in the demand for PCs, could lead to reductions in inventory purchases by PC manufacturers. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

  The acceptance of next generation products in business PC 3D graphics may not continue to develop.

   Our success will depend in part upon the demand for performance 3D graphics for business PC applications. The market for performance 3D graphics in business PCs has only recently begun to emerge and is dependent on the future development of, and substantial end-user and OEM demand for, 3D graphics functionality. As a result, the market for business PC 3D graphics computing may not continue to develop or may not grow at a rate sufficient to support our business. The development of the market for performance 3D graphics on business PCs will in turn depend on the development and availability of a large number of business PC software applications that support or take advantage of performance 3D graphics capabilities. Currently, there are only a limited number of software applications like this, most of which are games, and a broader base of software applications may not develop in the near term or at all. Consequently, a broad market for full function performance 3D graphics on business PCs may not develop. Our business prospects will suffer if the market for business PC 3D graphics fails to develop or develops more slowly than expected.

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

   Our business may be harmed by instability in Asia due to the concentration of customers who are located or have substantial operations in Asia, including Taiwan. The People's Republic of China and Taiwan have in the past experienced and currently are experiencing strained relations. A worsening of these relationships or the development of hostilities between the two could result in disruptions in Taiwan and possibly other areas of Asia, which could harm our business. In addition, if relations between the U.S. and The People's Republic of China become strained, our business could be adversely affected. While we believe political instability in Asia has not adversely affected our business, because of our reliance on companies with operations in Asia, continued economic and political instability in Asia might harm it.

  We may not be successful in producing the processors in volumes required for the Microsoft Xbox product and, even if we do successfully produce these processors in the volumes required, we may not achieve profit margins consistent with those of our other products.

   Our Xbox IGP and MCP are new, complicated processors. Both processors have increased in complexity and features from what was contemplated at the time we entered into the agreement with Microsoft. There can be no assurance that we will be able to produce these processors in the volume necessary and within the required time frames or that the payments for these processors will be consistent with profit margins achieved on our other products. Finally, there can be no assurance that the Xbox program will be commercially successful, given the high level of competition in the game console market. If any of these risks occur, our business may be harmed.

  We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

   Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of October 28, 2001, we had 1,005 employees as compared to 796 employees as of January 28, 2001. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

  We are dependent on key personnel and the loss of these employees could harm our business.

   Our performance is substantially dependent on the performance of our executive officers and key employees. None of our officers or employees is bound by an employment agreement, and our relationships with these officers and employees are, therefore, at will. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract and retain the necessary technical and managerial personnel would harm our business.

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

  Failure to achieve expected manufacturing yields for existing and/or new products would reduce our product supply and harm our business.

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

   Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We have migrated to the .15-micron technology with the GeForce3, Xbox and nForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

  The 3D graphics industry is highly competitive and we may be unable to compete.

   The market for 3D graphics processors for PCs in which we compete is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of graphics processors and total system costs of add-in boards and motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than our 3D graphics processors, or may provide better performance or additional features not provided by our products. We may be unable to compete successfully in the emerging PC graphics market.

   Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

  . suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems and Via Technologies, Inc. ("Via");

  . suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc. and Matrox Electronics Systems Ltd.;

  . suppliers of mobile graphics processors that incorporate 2D or 3D graphics functionality as part of their existing solutions, such as ATI, Trident Microsystems, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and Via;

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

  We may not successfully compete with Intel in the integrated chipset market.

   It is projected by analysts that integrated chipsets are likely to become a majority share of the PC graphics market. We have recently introduced the nForce chipset, an integrated 3D graphics chipset. The nForce graphics chipset is designed to support microprocessors produced by AMD. Intel is the dominant supplier of integrated 3D graphics chipsets. Intel has significantly greater resources than we do, and the nForce processor, or other 3D graphics products that we may introduce, may not compete effectively against Intel's current chipset products or future products introduced by Intel, either in terms of price or performance.

   In addition, due to the widespread industry acceptance of Intel's microprocessor architecture and interface architecture, including its accelerated graphics port architecture, or AGP, Intel exercises significant influence over the PC industry and over companies developing products for such architecture. Any significant modifications by Intel to the AGP, the microprocessor or core logic components or other aspects of the PC microprocessor architecture could result in incompatibility with our technology, which would harm our business. In addition, any delay in the public release of information relating to modifications like this could harm our business.

   In addition to its influence over the PC architecture, Intel has asserted intellectual property rights in various PC architecture interfaces. For example, as a result of patents held by Intel, it has asserted that companies wishing to develop a chipset compatible with the Pentium 4 microprocessor or similar microprocessors obtain a license from Intel. In September 2001 Intel filed a patent infringement suit against Via with respect to a Via chipset for the Pentium 4. We do not have a license from Intel for such a chipset.

   We expect Intel to continue to do the following:

  . invest heavily in research and development and continue development of integrated 3D graphics products;

  .  maintain its position as the largest manufacturer of PC microprocessors;

  . use its intellectual property position with respect to the PC microprocessor and architecture to defend its position in 3D graphics, including the filing of patent infringement suits against competitors;

  . follow business practices in its PC business which strongly encourage use of Intel integrated chipsets;

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

  .  the burdens of complying with a variety of foreign laws; and

  . other factors beyond our control, including terrorism which may delay the shipment of our products.

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

  Failure in operation or future implementation of our enterprise resource planning system could adversely affect our operations.

   In December 1999, we began the implementation of an SAP A.G. system as our enterprise resource planning or ERP system to replace our information systems in business, finance, operations and service. The first phase of the implementation was successfully completed in June 2000 and our operations are fully functioning under the new ERP system. Future phases of the implementation are expected to occur throughout fiscal 2002. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be adversely affected if we encounter unforeseen problems with respect to system operations or future implementations.

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

  We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

   For additional information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Risk".

  Our stock price may continue to experience significant short-term fluctuations.

   The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors non-company specific, such as the decline in the U.S. economy, or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been initiated against the issuing company. This type of litigation could result in substantial cost and a diversion of management's attention and resources, which could have an adverse effect on our revenues and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities. See "Business Risks--Our operating results are unpredictable and may fluctuate."

  We may not be able to realize the potential financial or strategic benefits of business acquisitions that could hurt our ability to grow our business and sell our products.

   In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. In the future, if we were to make such an acquisition or investment, the following risks could impair our ability to grow our business and develop new products and, ultimately, could impair our ability to sell our products:

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

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On February 22, 2000, Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively "Matrox") filed suit against us in the Superior Court, Judicial District of Montreal, Province of Quebec, Canada. The suit alleged that we improperly solicited and recruited Matrox employees and encouraged Matrox employees to breach their Matrox confidentiality and/or non-competition agreements. The suit by Matrox sought, among other things, certain injunctive relief. The trial of this matter occurred during April, 2001. On July 12, 2001, the court issued its ruling in favor of us and dismissed all of Matrox' claims. Matrox has not appealed this ruling and the time for appeal passed August 13, 2001.

   On February 2, 2001, we were served with a complaint from Sunonwealth Electric Machine Industry Co., Ltd. The complaint was filed against us in the United States District Court for the Central District of California for infringement of US Patent Nos. 6,109,892 and 6,114,785. The underlying case is Sunonwealth v. Adda Corporation, et al, filed in the United States District Court for the Central District on October 19, 2000. Both cases have been consolidated. The patents are for a positioning device for a sensor element of a miniature fan. We purchased these fans from Adda. Adda has agreed to defend us and to pay any judgment rendered against us as well as the cost of any settlement to the extent that our liability in such settlement arises from patent infringement resulting from its purchase of products from Adda.

   On August 3, 2001 the Court of Appeals for the Federal Circuit issued its decision in a patent infringement action originally brought in 1998 by S3 Incorporated (now SONICblue Incorporated). The decision vacated the district court's summary judgment in favor of us and dismissal of the action relative to certain disputed claims and remanded the matter back to the district court. Under a previous settlement agreement with S3, we agreed to pay up to $2.0 million if S3's appeal of the district court judgment was decided in favor of S3. We made a payment of $1.9 million to S3 in August 2001 to fully satisfy our obligation under the settlement.

   In addition, we may be subject to litigation in the future. See "Business Risks--Litigation by or against us or our customers concerning infringement would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation results in a favorable determination for us." From time to time, we are also subject to claims in the ordinary course of business, none of which in our view would have a material adverse impact on our business or financial position if resolved unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Stockholders held on August 15, 2001, the following proposals were adopted by the margin indicated. As the Annual Meeting was held prior to the effective date of the two-for-one stock split, the following results are presented on a pre-split basis. Proxies for the Annual Meeting were solicited pursuant section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of managements' solicitation.

   (a) To elect three directors, James C. Gaither, Jen-Hsun Huang, and A. Brooke Seawell to hold office until the 2004 Annual Meeting of Stockholders.

   Nominee              For     Withheld
   -------           ---------- ---------
James C. Gaither.... 59,044,859   748,649
Jen-Hsun Huang...... 50,751,181 9,042,327
A. Brooke Seawell... 59,094,912   698,596

   (b) To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 200,000,000 to 500,000,000.

For.... 45,991,308
Against 13,780,853
Abstain     21,347

   (c) To ratify the selection of KPMG LLP as independent accountants of the Company for its fiscal year ended January 27, 2002.

For.... 59,577,318
Against    198,973
Abstain     17,217

ITEM 5. OTHER INFORMATION

   On November 19, 2001, the U.S. Securities and Exchange Commission charged ten of our employees with civil violations of insider trading laws. The United States Attorney's Office separately charged four of these employees with criminal violations of insider trading laws. The charges relate to alleged insider trading of our common stock in March 2000 based on information regarding the Xbox contract with Microsoft Corporation. We have been cooperating fully with the investigations by the SEC and the U.S. Attorney's Office for more than a year and we have placed those employees who were named as defendants by the SEC and the U.S. Attorney on a leave of absence. Neither the SEC nor the U.S. Attorney's Office has indicated to us that any action is contemplated against NVIDIA or any of our key employees, directors or officers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   None

   (b) Reports on Form 8-K

   No reports were filed on Form 8-K during the quarter ended October 28, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 21, 2001.

                                          NVIDIA CORPORATION

                                             /s/ CHRISTINE B. HOBERG
                                          By: _________________________________
                                                 Christine B. Hoberg
                                                Chief Financial Officer