Form 10-K
period 2002-01-27
NVIDIA CORP/CA
filed 2002-05-14
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23985

NVIDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3177549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 San Tomas Expressway
Santa Clara, CA 95050
(408) 486-2000
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2002 was approximately $4,618,546,324. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of March 29, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 29, 2002 was 151,282,593.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed by May 28, 2002.

NVIDIA CORPORATION

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for 3D graphics and media communication processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. Discussions containing these forward-looking statements may be found in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The “Business Risks” section, among other things, should be considered in evaluating our prospects and future financial performance.

RECENT FINANCIAL AND ACCOUNTING DEVELOPMENTS

In January 2002, NVIDIA’s Audit Committee initiated a review of certain financial matters at the request of, and in cooperation with, the staff of the Securities & Exchange Commission, or the SEC. Based on findings of the review, the financial statements for the first three quarters of fiscal year 2002 and for the fiscal years 2001 and 2000 are restated in this Form 10-K, or the restatement. As a result of the restatement, total net income for the three year period increased by approximately $1.3 million, with the annual impact of the restatement as follows:

•
For fiscal 2002, total revenues decreased to $1.369 billion from $1.371 billion, total net income decreased to $176.9 million from $177.1 million and diluted net income per share decreased to $1.03 per share from $1.04 per share, each as compared to the amounts previously announced by NVIDIA on February 14, 2002.

•
For fiscal 2001, total revenues were unchanged, total net income decreased to $98.5 million from $99.9 million and diluted net income per share decreased to $.62 per share from $.63 per share, each as compared to the amounts previously reported by NVIDIA.

•
For fiscal 2000, total revenues were unchanged, total net income increased to $41.0 million from $38.1 million and diluted net income per share increased to $.28 per share from $.26 per share, each as compared to the amounts previously reported by NVIDIA.

Restated financial statements reflect the following adjustments during the past three fiscal years:

•
In fiscal 2002, adjustments to revenues reflect intra-year adjustments in the recording of deferred revenues and adjustments in the accrual of certain customer programs. Adjustments to cost of revenues reflect primarily inter-year adjustments in recording of manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily inter-year adjustments in the timing of the recording of accruals.

•
In fiscal 2001, adjustments to revenues were limited to intra-year adjustments involving deferred revenues. Adjustments to cost of revenues reflect primarily inter-year adjustments in the recording of certain manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily inter-year adjustments in the timing of the recording of accruals.

•
In fiscal 2000, adjustments to revenues were limited to intra-year adjustments involving accruals for estimated product returns. Adjustments to cost of revenues reflect primarily inter-year adjustments in the recording of certain manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily inter-year adjustments in the timing of recording of accruals.

The effects of these adjustments on the accompanying financial statements are presented in Note 2 to the Consolidated Financial Statements. Adjustments to quarterly statement of operations data for the first three quarters of fiscal 2002, fiscal 2001 and fiscal 2000 as a result of the restatement are presented in Note 15 to the Consolidated Financial Statements. The restated financial statements reflect certain inter-year adjustments between fiscal 2001 and fiscal 2002 results as compared to the preliminary amounts we announced on April 29, 2002. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K previously filed by NVIDIA for these periods should not be relied upon and are superceded by the information in this Annual Report on Form 10-K.

PART I

ITEM 1.     BUSINESS

Overview

We were incorporated in California in 1993 and reincorporated in Delaware in April 1998. We design, develop and market graphics and media communication processors and related software for personal computers, or PCs, workstations and digital entertainment platforms. We provide an architecturally compatible “top-to-bottom” family of award-winning performance 3D graphics processors and graphics processing units, or GPUs, that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs and mobile PCs, from performance laptops to thin-and-light notebooks. Our 3D graphics processors are used for a wide variety of applications, including games, digital image editing, business productivity, the Internet and industrial design. Our graphics processors are designed to be architecturally compatible backward and forward between generations, giving our original equipment manufacturers, or OEMs, customers and end users a low cost of ownership.

We have five major product brands: GeForce, nForce, GeForce Go, Quadro and TNT2. The GeForce family represents our desktop graphics processor units, or GPUs. We are recognized for developing the world’s first programmable GPUs, the GeForce4 and GeForce3. The GeForce4 and GeForce3 GPUs are designed to deliver the highest performance and cinematic-quality for interactive entertainment, digital image editing and digital video playback applications through the use of highly-programmable processing elements. The nForce and Xbox integrated graphics processor units, or IGPs, and media and communications processors, or MCPs, are the industry’s first highly-integrated platform processors to incorporate a comprehensive set of multimedia capabilities, such as 2D, 3D, DVD, HDTV, Dolby Digital audio playback and fast broadband and networking communications. Our mobile product family, which consists of the GeForce 4 and GeForce2 Go GPUs, are designed to deliver desktop graphics performance and features for multiple laptop configurations from desktop replacements to thin-and-lights. The Quadro family of workstation GPUs consist of an extensive range of products for the high-end, mid-range, entry level, multi-display 2D and digital content creation markets. The NVIDIA TNT2 family of graphics processors delivers high performance 3D and 2D graphics at affordable prices for a wide range of applications for both consumer and commercial use. Our entire product family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft’s Direct3D Application Programming Interface, or API, and Silicon Graphics, Inc.’s, or SGI’s, OpenGL API on Windows operating systems and Linux platforms.

Our products are currently designed into products offered by virtually every leading branded PC OEM, including Acer Inc., Apple Computer, Inc., Compaq Computer Corporation, Dell Computer Corporation, eMachines Inc., Fujitsu-Siemens Computers, Gateway Inc., Hewlett Packard Company, IBM, Micron Electronics Inc., NEC Corporation, Packard Bell NEC Inc., Silicon Graphics Inc., and Sony Corporation, as well as leading contract equipment manufacturers, or CEMs, including Celestica Hong Kong Ltd., Mitac International Corporation, Micro-Star International Co. Ltd., Sanmina SCI Corporation and VisionTek Inc., and leading motherboard and add-in board manufacturers, including Abit Computer Corporation, ASUSTeK Computer Inc., Canopus Corporation, ELSA AG Corporation, Gainward Co. Ltd., Gigabyte Technology Co. Ltd., Guillemot Corporation, LeadTek Research, Inc. and PNY Technologies.

Interactive 3D graphics technology continues to emerge as one of the significant new computing developments since the introduction of the graphical user interface. Interactive 3D graphics is integral to various computing and entertainment platforms such as workstations, consumer and commercial desktop PCs, Internet appliances and video gaming consoles. 3D graphics is a powerful broadband medium that enables the communication and visualization of information, whether it is in professional applications like digital content creation and computer assisted design and computer assisted manufacturing, or CAD/CAM, or commercial applications like financial analysis and business-to-business collaboration or simply surfing the Internet or playing games. The visually engaging and interactive nature of 3D graphics responds to consumers’ demands for a convincing simulation of reality beyond what is possible with traditional 2D graphics. We expect that the fundamental interactive capability and distributive nature of 3D graphics will make it the primary broadband medium for a digitally connected world.

We believe that a PC’s interactive 3D graphics capability represents one of the primary means users differentiate among various systems. PC users today can easily differentiate the quality of graphics and prefer PCs that provide a superior visual experience. These factors have dramatically increased demand for 3D graphics processors. Mercury Research estimates that 174 million 3D graphics processors were sold worldwide in 2001 and that 261 million will be sold worldwide in 2005.

Continuing advancements in semiconductor process and manufacturing have made available more powerful and affordable microprocessors and 3D graphics processors, both of which are essential to deliver interactive 3D graphics to the PC market. Additionally, the industry has broadly adopted Microsoft’s Direct3D API and SGI’s OpenGL API, which serve as common and standard languages between software applications and 3D graphics processors, allowing the development of numerous 3D applications and resulting in increased consumer demand.

We believe that a substantial market opportunity exists for providers of performance 3D graphics processors, particularly as performance 3D graphics have become an increasingly important requirement and point of differentiation for PC OEMs. Consumer PC users demand a compelling visual experience and compatibility with existing and next-generation 3D graphics applications at an affordable price. Application developers require high-performance, standards-based 3D architectures with broad market penetration. Since graphics is a key point of differentiation, PC OEMs continually seek to incorporate leading-edge, cost-effective 3D graphics solutions to build award-winning products. We believe that providers of interactive 3D graphics solutions compete based on their ability to leverage their technology expertise to simultaneously meet the needs of end users, application developers and OEMs.

Our Solution

We design our GPUs, platform processors and graphics processors to enable PC OEMs, system builders, motherboard and add-in board manufacturers to build award-winning products by delivering state-of-the-art interactive 3D graphics capability, while maintaining affordable prices. We believe that by developing 3D graphics solutions that provide superior performance and address the key requirements of the PC market, we will accelerate the adoption of 3D graphics throughout this market. We combine scalable architectural technology with mass market economies-of-scale to deliver a complete family of products that spans workstations to low-cost value PCs.

Our objective is to be the leading supplier of performance GPUs, platform processors and graphics processors for a broad range of PCs, workstations, laptops, video game consoles, Internet appliances, handhelds and any future computing device with a display. Our current focus is on the PC, workstation, mobile laptop and game console markets, and we plan to expand into other markets. Our strategy to achieve this objective includes the following key elements:

Build Award-Winning, Architecturally-Compatible 3D Graphics Product Families for the PC and Digital Entertainment Platforms.    Our strategy is to achieve market share leadership in the PC and digital entertainment platforms by providing award-winning performance at every price point. By developing 3D graphics solutions that provide superior performance and address the key requirements of these platforms, we believe that we will accelerate the adoption of 3D graphics. As part of our strategy, we have closely aligned our product development with Direct3D and OpenGL, which we believe maximizes third-party software support.

Target Leading OEMs and System Builders.    Our strategy is to enable our leading OEM and major system builder customers to differentiate their products in a highly competitive marketplace by using our 3D graphics processors. We believe that design wins with these industry leaders provide market validation of our products, increase brand awareness and enhance our ability to penetrate additional leading customer accounts. In addition, we believe that close relationships with OEMs will allow us to better anticipate and address customer needs with future generations of our products. Our products are currently designed into products offered by virtually every leading branded PC OEM, including Acer, Apple, Compaq, Dell, eMachines, Fujitsu-Siemens, Gateway, HP, IBM, micronpc.com, NEC, Packard Bell NEC, SGI and Sony.

Sustain Technology and Roadmap Leadership in 3D Graphics.    We are focused on leveraging our advanced engineering capabilities to accelerate the quality and performance of 3D graphics in PCs. A fundamental aspect of our strategy is to actively recruit the best 3D graphics engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. We increased the number of our employees engaged in research and development activities to 619 at January 27, 2002 from 458 at January 28, 2001. Our research and development strategy is to focus on concurrently developing multiple generations of graphics processors using independent design teams. As we have in the past, we intend to leverage this strategy to achieve new levels of graphics features and performance, enabling our customers to achieve award-winning performance in their products.

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

Current Products

NVIDIA GeForce Desktop GPU Family

Model	Target Market	Transistors	Process Technology
GeForce4 Ti 4600	Ultimate PC Enthusiast	63 million	0.15-micron
GeForce4 Ti 4400	PC Enthusiast	63 million	0.15-micron
GeForce4 Ti 4200	Performance	63 million	0.15-micron
GeForce4 MX 460	Performance Midrange	29 million	0.15-micron
GeForce4 MX 440	Midrange	29 million	0.15-micron
GeForce4 MX 420	Value Performance	29 million	0.15-micron
GeForce3 Ti 500	Ultimate PC Enthusiast	57 million	0.15-micron
GeForce3 Ti 200	Performance Enthusiast	57 million	0.15-micron
GeForce3	Ultimate PC Enthusiast	57 million	0.15-micron
GeForce2 Ti	Performance	25 million	0.18-micron
GeForce2 Ultra	Performance	25 million	0.18-micron
GeForce2 GTS	Performance Midrange	25 million	0.18-micron
GeForce2 MX	Midrange	19 million	0.18-micron

NVIDIA GeForce Go Mobile GPU Family

Model	Target Market	Transistors	Process Technology
GeForce4 440 Go	Performance	29 million	0.15-micron
GeForce4 420 Go	Thin & Light High End	29 million	0.15-micron
GeForce4 410 Go	Mainstream	29 million	0.15-micron
GeForce2 Go	Performance	19 million	0.18-micron
GeForce2 Go 200	Thin & Light High End	19 million	0.18-micron
GeForce2 Go 100	Mainstream	19 million	0.18-micron

NVIDIA TNT2 Graphics Processor Family
Model	Target Market	Transistors	Process Technology
TNT2 M64	Value	15 million	0.22-micron
Vanta	Low Cost Value	15 million	0.22-micron
Vanta LT	Low Cost	15 million	0.22-micron

NVIDIA Quadro Workstation GPU Family
Model	Target Market	Transistors	Process Technology
Quadro4 900 XGL	High-End 3D	63 million	0.15-micron
Quadro4 750/700 XGL	Midrange 3D	63 million	0.15-micron
Quadro4 550/550 XGL	Entry 3D	63 million	0.15-micron
Quadro4 400 NVS	Professional 2D	63 million	0.15-micron
Quadro4 200 NVS	Professional 2D	63 million	0.15-micron
Quadro DCC	Digital Content Creation	57 million	0.15-micron
Quadro2 Pro	Midrange 3D	25 million	0.18-micron
Quadro2 MXR/EX	Entry 3D	19 million	0.18-micron
Quadro2 Go	Laptop Workstation	19 million	0.18-micron

NVIDIA nForce Platform Processors
Model	Target Market	Transistors	Process Technology
nForce 420	Mainstream	25/12 million	0.15-micron
nForce 220	Value	25/12 million	0.15-micron
nForce 415	Midrange/High-End	25/12 million	0.15-micron

Microsoft Xbox IGP and MCP

On March 5, 2000, we entered into an agreement with Microsoft in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. On February 14, 2001, we announced that our Xbox GPU and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company, or TSMC, for prototype fabrication. These processors are fabricated on a .15-micron process technology and commercial shipment began in July 2001. In April 2000, Microsoft paid us $200.0 million under the agreement as an advance against processor purchases. This advance has been fully utilized due to purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it. Microsoft has submitted certain matters under the agreement to binding arbitration. See “Legal Proceedings”.

Sales and Marketing

Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of performance 3D graphics processors for PCs. Our sales and marketing teams work closely with PC OEMs, system integrators, motherboard manufacturers, add-in board manufacturers and industry trendsetters to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist PC OEMs, system integrators, motherboard manufacturers and add-in board manufacturers in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving PC OEMs, system integrators, motherboard manufacturers and add-in board manufacturers time-to-market, maintaining a high level of customer satisfaction among PC OEMs, system integrators, motherboard manufacturers and add-in board manufacturers and fostering relationships that encourage customers to use the next generation of our products.

In the 3D graphics market, the sales process involves educating leading PC OEMs’, motherboard manufacturers’ and add-in board manufacturers’ graphics processor purchasing decisions regarding our products, achieving key design wins and supporting the product design into high volume production. These design wins in turn influence the retail and system integrator channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent contract equipment manufacturers, or CEMs, motherboard manufacturers, add-in board manufacturers and stocking representatives that have relationships with a broad range of major PC OEMs and/or strong brand name recognition in the retail channel. Currently, we sell a significant majority of our graphics processors directly to CEMs, motherboard manufacturers and add-in board manufacturers, which then sell boards with our graphics processor to leading OEMs, retail outlets and to a large number of system integrators.

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

Customers

A majority of our sales have been to a limited number of customers and sales are highly concentrated. Sales to Edom Technology Co., Ltd., accounted for 20%, sales to Micro-Star accounted for 14% and sales to Atlantic Semiconductor accounted for 10% of our total revenue for fiscal 2002. Edom and Atlantic are independent stocking representatives and Micro-Star is a CEM and each purchase our products and resell these products to PC OEMs. Although Edom, Atlantic and Micro-Star represent major customers, our end customers include Acer, Apple, Compaq, Dell, eMachines, Fujitsu-Siemens, Gateway, HP, IBM, Micron, NEC, Packard Bell, SGI and Sony.

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of our products actually purchased by the customer as well as shipment schedules are subject to revisions to reflect changes in the customers’ requirements and manufacturing availability. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we do not believe that backlog as of any particular date is indicative of future results.

Manufacturing

We have a “fabless” manufacturing strategy whereby we employ world-class suppliers for all phases of the manufacturing process, including fabrication, assembly and testing. This strategy leverages the expertise of industry-leading, ISO-certified suppliers in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, we are able to avoid the significant costs and risks associated with owning and operating manufacturing operations. These suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus resources on product design, additional quality assurance, marketing and customer support.

Our graphics processors are primarily fabricated by TSMC and assembled and tested by Advanced Semiconductor Engineering, ChipPAC Incorporated and Siliconware Precision Industries Company Ltd. We receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship them to CEMs, stocking representatives, motherboard and add-in board manufacturer customers from our Santa Clara, California warehouse and third-party warehouses in Singapore and Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, then ship the products to the retail, system integrator or OEM markets as motherboard and add-in board solutions. Our hardware and software development teams work closely with certification agencies, Microsoft Windows Hardware Quality Labs and our OEM customers to ensure that both our boards and software drivers are certified for inclusion in the OEMs’ products.

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics performance and features is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of graphics processors using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration, or VLSI, design engineering, process engineering, and architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

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

We have substantially increased our engineering and technical resources and have 619 full-time employees engaged in research and development as of January 27, 2002, compared to 458 employees as of January 28, 2001. During fiscal years 2002, 2001 and 2000, we incurred research and development expenditures of $153.9 million, $86.0 million and $46.9 million, respectively.

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

Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

•	suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc. and Matrox Electronics Systems Ltd.;

•	suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems and Via Technologies, Inc.;

•
suppliers of mobile graphics processors that incorporate 2D or 3D graphics functionality as part of their existing solutions, such as ATI Technologies, Trident Microsystems, Inc. and the joint venture of a division of SONICblue Incorporated and Via Technologies; and

•	companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs Inc. and ATI Technologies.

If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. As of January 27, 2002, we owned 70 issued United States patents, 8 issued foreign patents, and have 124 United States patent applications pending and 10 foreign patent applications pending. Our issued patents have expiration dates from September 4, 2007 to March 17, 2019. As of January 27, 2002, our patents and pending patent applications related to technology used by us in connection with our products, including our graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

Employees

As of January 27, 2002 we had 1,123 employees, 619 of whom were engaged in research and development and 504 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

We operate in a single industry segment: the design, development and marketing of 3D graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. The information included in Note 14 of the Notes to the Consolidated Financial Statements is hereby incorporated by reference.

Management

The following sets forth certain information regarding our executive officers, their ages and their positions as of April 29, 2002:

Name	Age	Position
Jen-Hsun Huang	39	President, Chief Executive Officer and Director
Jeffrey D. Fisher	43	Executive Vice President, Worldwide Sales
Mary Dotz	44	Chief Financial Officer
Chris A. Malachowsky	42	Vice President, Hardware Engineering

Jen-Hsun Huang co-founded NVIDIA in April 1993 and has served as its President, Chief Executive Officer and a member of the Board of Directors since its inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions, most recently as Director of Coreware, the business unit responsible for LSI’s “system-on-a-chip” strategy. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

Jeffrey D. Fisher has been Executive Vice President, Worldwide Sales of NVIDIA since July 1994. He has 22 years of sales and marketing experience in the semiconductor industry. Mr. Fisher holds a B.S.E.E. degree from Purdue University and an M.B.A. degree from Santa Clara University.

Mary Dotz was appointed Chief Financial Officer in April 2002 on an interim basis, after serving in senior finance positions since joining NVIDIA in October 2000, most recently as Corporate Controller. From October 1998 to October 2000, Ms. Dotz served as a Division Controller at Advanced Micro Devices, Inc. From 1988 to 1998, Ms. Dotz served in various senior finance positions with Nissan Motor Acceptance Corporation. Ms. Dotz holds a Bachelor of Science degree in Business Administration with a concentration in accounting from San Diego State University and an M.B.A. from the University of Southern California.

Chris A. Malachowsky co-founded NVIDIA in April 1993 and has been our Vice President, Hardware Engineering since that time. From 1987 until April 1993, Mr. Malachowsky was a Senior Staff Engineer for Sun Microsystems, Inc., a supplier of enterprise network computing products. From 1980 to 1986, Mr. Malachowsky was a manufacturing design engineer at Hewlett-Packard Company. Mr. Malachowsky was a co-inventor of Sun Microsystems’ GX graphics architecture and has authored 44 patents, most of which relate to graphics. Mr. Malachowsky holds a B.S.E.E. degree from the University of Florida and an M.S.C.S. degree from Santa Clara University.

ITEM 2.     PROPERTIES

In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. Our new complex comprises four buildings, representing approximately 500,000 total square feet. The first phase of two buildings consisting of approximately 250,000 square feet was completed in June 2001, and the second phase of one building consisting of approximately 125,000 square feet was completed in July 2001. The last phase consisting of approximately 125,000 square feet was completed in February 2002. The leases expire in 2012 and include two seven-year renewals at our option. Additionally, we lease 15,000 square feet in Santa Clara in one building used as warehouse space, under a lease expiring in November of 2007. We also lease space for three design centers: the first consisting of approximately 25,000 square feet in one building in Durham, North Carolina, under a lease that expires in December 2007; the second consisting of approximately 11,000 square feet in one building in Beaverton, Oregon, under a lease that expires in November 2004; and the third consisting of approximately 4,000 square feet in one building in Fort Collins, Colorado, under a lease that expires in June 2004. In addition, we lease design, sales and administrative offices in Texas, Washington, Arizona, Massachusetts, Pennsylvania, South Carolina, France, Singapore, Taiwan, Japan, Germany and the United Kingdom to support our customers. We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires.

ITEM 3.     LEGAL PROCEEDINGS

On May 19, 2000, we filed suit against Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively “Matrox”) in Santa Clara County Superior Court alleging that Matrox’s efforts to prevent its current and former employees from pursuing employment opportunities with us constitute interference with prospective economic advantage and unfair competition. Our suit sought, among other things, unspecified monetary damages, a declaration that Matrox’s confidentiality and/or non-competition agreements are unenforceable under California law and a declaration that its use of those agreements and other tactics constitutes unfair competition. On May 26, 2000, the case was transferred to the San Jose Division of the United States District Court for the Northern District of California. On June 14, 2000, Matrox filed an answer denying our claims and a counterclaim alleging trade secret misappropriation, intentional interference with contractual relations and unfair competition. Matrox’s California suit seeks unspecified monetary damages and injunctive relief. We filed an answer to this counterclaim on July 7, 2000, denying all of Matrox’s claims. Since then, the parties have settled all of the pending litigation matters between them. Pursuant to that settlement, this lawsuit has been dismissed with prejudice by both parties without payment of any money to Matrox by us.

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California, or the Northern District, against NVIDIA and certain NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. As of April 30, 2002, approximately 13 similar actions were filed in the Northern District, along with three related derivative actions against us, certain of our executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court, collectively the Actions. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. No discovery has been conducted. We are obligated to indemnify our officers and directors in connection with the Actions and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend these Actions. We are unable, however, to predict the ultimate outcome of the Actions. There can be no assurance we will be successful in defending the Actions and if we are unsuccessful we may be subject to significant damages. Even if we are successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

The SEC staff informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized a private investigation into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. The Audit Committee has worked in cooperation with the SEC and has provided the SEC with extensive information and the conclusions of the review. Further actions by the SEC or other governmental or regulatory agencies with respect to us or our personnel arising out of the restatement of our financial statements or other matters may take significant time, may be expensive and may divert management’s attention from other business concerns and harm our business.

We have been engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset sold to them by NVIDIA. These discussions and our agreement with Microsoft contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft has requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We do not believe we have a requirements obligation to Microsoft and we plan to submit our position to the arbitration panel shortly. For sales of the Xbox media communication processor, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $13.2 million as of January 27, 2002, the end of our fiscal 2002. We expect that we will continue to defer such amount on future sales of this processor until resolution of the matter. The arbitration will be conducted in New York by a panel under the rules of the American Arbitration Association.

There can be no assurance that we will prevail in the arbitration or continue to supply graphics and other processors for the Xbox. If we do not prevail, we may (i) be compelled to deliver Xbox processors at reduced pricing, resulting in reduced gross margins, or a loss, on such processors; (ii) be required to reduce production and delivery of other products in order to satisfy obligations to Microsoft; (iii) be required to pay significant damages to Microsoft; or (iv) be subject to other remedies that could have a material adverse impact on our business. Even if we do prevail, there can be no assurance that our business will not be materially harmed.

We are subject to other legal proceedings, but we do not believe that the ultimate outcome of any of these proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of January 27, 2002, we had approximately 367 stockholders of record, not including those shares held in street or nominee name.

The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the Nasdaq National Market:

	High	Low
Year ended January 26, 2003
Second Quarter (through May 10, 2002)	$35.86	$31.50
First Quarter	$67.99	$30.37

Year ended January 27, 2002
Fourth Quarter	$71.71	$42.00
Third Quarter	$49.31	$23.88
Second Quarter	$49.67	$33.90
First Quarter	$43.48	$21.57

Year ended January 28, 2001
Fourth Quarter	$40.00	$13.75
Third Quarter	$43.13	$26.28
Second Quarter	$44.00	$18.88
First Quarter	$37.50	$8.75

DIVIDEND POLICY

We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended January 27, 2002, January 28, 2001 and January 30, 2000 and the consolidated balance sheet data as of January 27, 2002 and January 28, 2001 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included herein. The consolidated statement of operations data for the year ended January 31, 1999, the month ended January 31, 1998 and the year ended December 31, 1997 is derived from audited consolidated financial statements and the notes thereto not included in this Annual Report on Form 10-K. The balance sheet data as of January 30, 2000, January 31, 1999, January 31, 1998 and December 31, 1997 is derived from audited consolidated financial statements and the notes thereto not included in this Annual Report on Form 10-K. All of this information reflects the restatement.

	Year Ended				Month Ended January 31, 1998	Year Ended December 31, 1997
	January 27, 2002	January 28, 2001	January 30, 2000	January 31, 1999
	(in thousands, except per share data)
		(As restated– See Note 2)	(As restated– See Note 2)
Statement of Operations Data:
Revenue:
Product	$1,369,471	$735,264	$374,505	$151,413	$11,420	$27,280
Royalty	—	—	—	6,824	1,911	1,791

Total revenue	1,369,471	735,264	374,505	158,237	13,331	29,071
Cost of revenue	850,233	462,385	232,662	109,746	10,071	21,244

Gross profit	519,238	272,879	141,843	48,491	3,260	7,827
Operating expenses:
Research and development	153,920	86,047	46,914	25,073	1,121	7,103
Sales, general and administrative	97,185	58,697	36,312	18,902	640	4,183
Amortization of goodwill and purchased intangible assets	12,684	—	—	—	—	—
Acquisition related charges	10,030	—	—	—	—	—
Discontinued use of property	3,687	—	—	—	—	—

Total operating expenses	277,506	144,744	83,226	43,975	1,761	11,286

Operating income (loss)	241,732	128,135	58,617	4,516	1,499	(3,459)
Interest and other income (expense), net	11,017	16,673	1,754	(29)	(18)	(130)

Income (loss) before income tax expense	252,749	144,808	60,371	4,487	1,481	(3,589)
Income tax expense	75,825	46,339	19,412	357	134	—

Net income (loss)	$176,924	$98,469	$40,959	$4,130	$1,347	$(3,589)

Basic net income (loss) per share	$1.24	$.75	$.34	$.07	$.02	$(.07)

Diluted net income (loss) per share	$1.03	$.62	$.28	$.04	$.01	$(.07)

Shares used in basic per share computation (1)	143,015	130,998	119,488	58,260	56,564	50,708
Shares used in diluted per share computation (1)	171,074	159,294	144,392	109,572	104,400	50,708

				January 31,
	January 27, 2002	January 28, 2001	January 30, 2000	1999	1998	December 31, 1997
		(As restated – see Note 2)	(As restated – see Note 2)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$791,377	$674,275	$61,560	$50,257	$7,984	$6,551
Total assets	1,503,174	1,016,902	203,085	113,332	30,172	25,039
Capital lease obligations, less current portion	5,861	378	962	1,995	1,756	1,891
Deferred revenue	70,193	200,000	—	—	—	—
Long-term debt	300,000	300,000	500	—	—	—
Total stockholders’ equity	763,819	407,107	127,424	64,209	8,610	6,897

(1)	Reflects a two-for-one stock split effected in September 2001.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto. Effective January 31, 1998, we changed our fiscal year-end financial reporting period to a 52- or 53-week year ending on the last Sunday in January. We elected not to restate the previous reporting periods ending December 31. As a result, the first and fourth quarters of fiscal 1999 (year ended January 31, 1999) are 12- and 14-week periods, respectively, with the remaining quarters being 13-week periods. All four quarters of fiscal 2000, 2001 and 2002 (year ended January 27, 2002) are 13-week periods.

Restatement

We conducted a review of our accounting records and financial statements in response to an inquiry from the SEC. Based on the results of the review, we restated the financial statements and related disclosures for the first three quarters of fiscal year 2002 and for the fiscal years 2001 and 2000. All information, discussions and comparisons in this Form 10-K reflect the restatement.

The following discussion should be read in conjunction with the accompanying restated January 28, 2001 and January 30, 2000 consolidated financial statements as of and for the three years ended January 27, 2002. For additional information on the restatement, refer to Notes 2 and 15 to the Consolidated Financial Statements.

Overview

We design, develop and market graphics and media communication processors and related software for personal computers, or PCs, workstations and digital entertainment platforms. We provide an architecturally compatible “top-to-bottom” family of award-winning performance 3D graphics processors and GPUs that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs and mobile PCs, from performance laptops to thin-and-light notebooks. Our 3D graphics processors are used for a wide variety of applications, including games, digital image editing, business productivity, the Internet and industrial design. Our graphics processors are designed to be architecturally compatible backward and forward between generations, giving our original equipment manufacturers, or OEMs, customers and end users a low cost of ownership.

We have five major product brands: GeForce, nForce, GeForce Go, Quadro and TNT2. The GeForce family represents our desktop GPUs. We are recognized for developing the world’s first programmable GPUs, the GeForce4 and GeForce3. The GeForce4 and GeForce3 GPUs are designed to deliver the highest performance and cinematic-quality for interactive entertainment, digital image editing and digital video playback applications through the use of highly-programmable processing elements. The nForce and Xbox IGP and MCP are the industry’s first highly-integrated platform processors to incorporate a comprehensive set of multimedia capabilities, such as 2D, 3D, DVD, HDTV, Dolby Digital audio playback and fast broadband and networking communications. Our mobile product family, which consists of the GeForce 4 and GeForce2 Go GPUs, are designed to deliver desktop graphics performance and features for multiple laptop configurations from desktop replacements to thin-and-lights. The Quadro family of workstation GPUs consists of an extensive range of products for the high-end, mid-range, entry level, multi-display 2D and digital content creation markets. The NVIDIA TNT2 family of graphics processors delivers high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our entire product family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft’s Direct3D API and SGI’s OpenGL API on Windows operating systems and Linux platforms.

Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Since the PC market is our core business, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the PC market.

A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers, primarily ASUSteK, and CEMs including Celestica, Mitac, Micro-Star, SCI and VisionTek. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. The average selling prices for our products, as well as our customers’ products, vary by distribution channel. Our three largest customers accounted for approximately 44% of revenues for fiscal 2002. Sales to Edom accounted for 20%, sales to Micro-Star accounted for 14% and sales to Atlantic accounted for 10% of our total revenue for fiscal 2002. For fiscal 2001, sales to Edom accounted for 25% and sales to Celestica accounted for 11% of total revenue. For fiscal 2000, sales to Creative accounted for 17%, sales to Edom and sales to Diamond, Inc. each accounted for 15% and sales to ASUSteK accounted for 10% of total revenue. Although we have major customers, our end customers include Acer, Apple, Compaq, Dell, eMachines, Fujitsu-Siemens, Gateway, HP, IBM, Micron, NEC, Packard Bell, SGI and Sony.

As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles in the high end will remain short and average selling prices will continue to decline. In particular, average selling prices and gross margins are expected to decline as each product matures. Our add-in board and motherboard manufacturers and major OEM customers typically introduce new system configurations as often as twice per year for the high end, typically based on spring and fall design cycles. In order to maintain average selling prices and gross margins, our existing and new products must achieve competitive performance levels to be designed into new system configurations and must be produced at low costs, in sufficient volumes and on a timely basis, especially with respect to our new products. We currently utilize Taiwan Semiconductor Manufacturing Company, or TSMC, to produce semiconductor wafers and we utilize independent contractors to perform assembly, testing and packaging.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could harm our profit margins and restrict our ability to fund operations. We may build memory and component inventories during periods of anticipated growth and in connection with selling workstation boards directly to major OEMs. We could be subject to excess or obsolete inventories and be required to take corresponding write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results. Product returns or delays or difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs, revenue recognition, sales returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have a relatively short operating history on which to base judgments and actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of consolidated financial statements.

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. Our policy on sales to distributors and stocking representatives is to defer recognition of sales and related cost of sales until the distributors and representatives resell the product. We record estimated reductions to revenue for customer programs at the time revenue is recognized. If market conditions decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We also record a reduction to revenue for estimated product returns at the time revenue is recognized based on historical return rates and analysis.

For all sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer. At the point of sale, we assess whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our reserve consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results.

Inventory

We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could adversely affect our operating results. If actual market conditions are more favorable, we will have higher gross margins when products are sold.

Tax Valuation Allowance

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of net recorded amount, an adjustment to the net deferred tax asset would increase net income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue.

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
		(As restated –see Note 2)	(As restated –see Note 2)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	62.1	62.9	62.1

Gross profit	37.9	37.1	37.9
Operating expenses:
Research and development	11.2	11.7	12.5
Sales, general and administrative	7.1	8.0	9.7
Amortization of goodwill and purchased intangible assets	0.9	—	—
Acquisition related charges	0.7	—	—
Discontinued use of property	0.3	—	—

Total operating expenses	20.2	19.7	22.2

Operating income	17.7	17.4	15.7
Interest and other income, net	0.8	2.3	0.5

Income before income tax expense	18.5	19.7	16.2
Income tax expense	5.5	6.3	5.2

Net income	13.0%	13.4%	11.0%

Fiscal Years Ended January 27, 2002, January 28, 2001, and January 30, 2000

Revenue

Revenue was $1.37 billion in fiscal 2002, $735.3 million in fiscal 2001, and $374.5 million in fiscal 2000. Product revenues increased by 86% from fiscal 2001 to 2002, and 96% from fiscal 2000 to 2001. The growth was primarily the result of increased sales of our graphics processors driven by the strong demand for our products in the PC, workstation and mobile laptop markets and the introduction of our graphics processors into the game console market. Revenue from sales outside of the United States accounted for 82% and 89% of total revenue for fiscal 2002 and 2001, respectively. Geographic sales are based on bill-to address and this decrease in revenue from sales outside of the United States is primarily attributable to sales of the graphics and media communication processors used in the Microsoft Xbox product billed to Microsoft in the United States. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in the United States. Although we achieved substantial growth in product revenue from fiscal 2001 to 2002 and fiscal 2000 to 2001, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors in general may accelerate as the market continues to develop and competition increases.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from contract manufacturers (including assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Our gross profit margin can vary in any period depending on the mix of types of graphics processors sold. Our gross profit margins were 37.9%, 37.1% and 37.9% in fiscal 2002, 2001 and 2000, respectively. Gross profit increased 90% from fiscal 2001 to fiscal 2002 due to an increase in unit shipments and the favorable impact of the higher margin GeForce graphics processors, partially offset by increased sales of the lower margin Xbox graphics and media communication processors. Gross profit increased 92% from fiscal 2000 to 2001, primarily due to significant increases in unit shipments and the favorable impact of the higher margin GeForce graphics processors, partially offset by declining profit margins in our older product families. Although we achieved substantial growth in gross profit in fiscal 2002, 2001 and 2000, we do not expect to sustain these rates of growth in future periods.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product prototypes and consultant costs. Research and development expenses increased by $67.9 million, or 79%, from fiscal 2001 to 2002 primarily due to a $31.9 million increase related to additional personnel, including certain employees hired from 3dfx in connection with our acquisition of certain of their assets as discussed below, a $13.5 million increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, a $11.7 million increase related to engineering costs to develop our next generation products, and a $10.8 million increase in facilities costs due to the move into our new headquarters and other expenses during the year. Research and development expenses increased by $39.1 million, or 83%, from fiscal 2000 to 2001, primarily due to the addition of personnel and related engineering costs to support our next generation products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased $38.5 million, or 66%, from fiscal 2001 to 2002 primarily due to a $21.5 million increase related to additional personnel and commissions, a $6.2 million increase in tradeshow and product launch costs, and a $10.8 million increase in facilities costs due to the move into our new headquarters and other increases associated with general administrative activities, American Red Cross donation associated with the events of September 11, 2001, and travel and entertainment expenses. Sales, general and administrative expenses increased by $22.4 million, or 62%, from fiscal 2000 to 2001, primarily due to costs associated with additional personnel, commissions on sales of the NVIDIA TNT2 and GeForce families of graphic processors and bonuses.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our operations and our sales. General and administrative expenses are also likely to increase in absolute dollars as we continue to expand our operations and to be affected by legal and accounting expenses incurred in connection with our recent internal accounting review.

Discontinued Use of Property

Discontinued use of property consists of write-offs of $3.7 million relating to our previous office space in Santa Clara, California. Since we relocated in June 2001, we have been unable to secure a subtenant for our previous office space due to the decrease in demand for commercial rental space in Silicon Valley. The write-offs consist of all remaining costs related to the preexisting lease, including rental payments, capitalized leasehold improvements, and furniture and fixtures.

Amortization of Goodwill and Purchased Intangible Assets

Amortization of goodwill and purchased intangible assets consist primarily of goodwill and intangible assets from the asset purchase from 3dfx. The initial allocation of the purchase price was (a) $3.0 million to workforce in place, amortized over two years; (b) $11.3 million to patents and trademarks, amortized over five years; and (c) $57.4 million to goodwill, amortized over five years. Additional consideration is potentially payable to 3dfx, subject to 3dfx satisfying certain conditions.

In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets,” amounts allocated to workforce will be reclassified into goodwill and all goodwill will no longer be amortized beginning fiscal year 2003. These assets will be assessed for impairment at least on an annual basis.

Acquisition Related Charges

Acquisition related charges are attributable to expenses related to the acquisition of assets of 3dfx. These charges primarily consisted of bonuses for former 3dfx employees.

Interest and Other Income (Expense), Net

Interest income primarily consists of interest earned on cash, cash equivalents and marketable securities. Interest expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt. Interest income increased $6.4 million from fiscal 2001 to 2002 due to higher average cash balances as a result of a $200.0 million advance received from Microsoft in connection with our agreement with Microsoft and the receipt of $387.4 million from our 4¾% convertible subordinated note and common stock offerings, which both closed in October 2000. Interest expense increased in fiscal 2002 compared to fiscal 2001 due to the issuance of $300.0 million of 4¾% convertible subordinated notes in October 2000.

Income Taxes

We had income tax expense of $75.8 million, $46.3 million and $19.4 million in fiscal 2002, 2001 and 2000 respectively. Income taxes as a percentage of pretax income were 30.0% in fiscal 2002, 32.0% in fiscal 2001 and 32.2% in fiscal 2000. The decrease in the effective tax rate was primarily due to increased foreign income, which is taxed at rates lower than the statutory rates in the United States.

Amortization of Stock-Based Compensation

With respect to stock options granted to employees, we recorded deferred compensation of $4.3 million in 1997 and $361,000 in the one month ended January 31, 1998. These amounts were amortized over the vesting period of the individual options, generally four years. We amortized approximately $6,000 in fiscal 2002, $112,000 in fiscal 2001 and $662,000 in fiscal 2000. Deferred compensation was fully amortized in fiscal 2002.

Liquidity and Capital Resources

As of January 27, 2002, we had $791.4 million in cash, cash equivalents and marketable securities, an increase of $117.1 million from the end of fiscal 2001. We historically have held our cash balances in cash or cash equivalents, such as money market funds. In August 2001, we began to invest in marketable securities. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and limits on our portfolio duration.

Operating activities generated cash of $160.8 million, $267.9 million and $15.9 million during fiscal 2002, 2001 and 2000, respectively. The $267.9 million in fiscal 2001 includes the $200.0 million advance from Microsoft. The decrease from fiscal 2001 to fiscal 2002 was due to the draw down of the $200.0 million advance from Microsoft, offset by the increase in net income and changes in operating assets and liabilities. Income tax benefit derived from the difference between the exercise price and the fair value of acquired stock in association with employees’ exercise of stock options totaled $88.9 million in fiscal 2002 compared to $63.2 million in fiscal 2001. The increase from fiscal 2000 to fiscal 2001 was due to a substantial increase in net income, offset by changes in operating assets and liabilities. Our accounts receivable are highly concentrated. At January 27, 2002, Micro-Star and Edom accounted for approximately 16% and 14% of accounts receivable, respectively. We may be required to write off bad debts in the future, which could harm our business.

Our investing activities have consisted primarily of the purchase of certain assets from various businesses, investments in marketable securities, and purchases of property and equipment and leasehold improvements for our new facility. We incurred acquisition costs of $64.1 million during fiscal 2002, primarily due to purchase of assets from 3dfx. There were no significant asset purchase transactions in the prior years. We purchased marketable securities totaling approximately $472.9 million during fiscal 2002. We incurred $97.0 million, $36.3 million and $11.6 million in capital expenditures in fiscal 2002, 2001 and 2000, respectively, primarily attributable to our new facility as well as for purchases of computer and emulation equipment to support increased research and development. We expect capital expenditures to increase as we further expand research and development initiatives and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect to spend approximately $70.0 million to $80.0 million for capital expenditures in fiscal 2003, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, future phases of our enterprise resource planning system implementation, and tenant and leasehold improvements in our new headquarters facility. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

In April 2000, we entered into leases for our new headquarters complex in Santa Clara, California. Our new complex comprises four buildings, representing approximately 500,000 total square feet. The first phase of two buildings consisting of approximately 250,000 square feet was completed in June 2001, and the second phase of one building consisting of approximately 125,000 square feet was completed in July 2001. Restricted cash deposits of $17.5 million were released upon completion of the first and second phases. The last phase consisting of approximately 125,000 square feet was completed in February 2002. The $7.0 million in restricted cash relating to letters of credit in place for the developer of the new facility is expected to be released in May 2002. The leases expire in 2012 and include two seven-year renewals at our option. The future minimum lease payments under these operating leases total approximately $224.3 million over the terms of the leases.

Financing activities provided cash of $99.1 million during fiscal 2002 compared to $405.6 million in fiscal 2001 and $7.0 million in fiscal 2000. On March 5, 2000, we entered into an agreement with Microsoft in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. In April 2000, Microsoft paid us $200.0 million under the agreement as an advance against processor purchases. This advance has been fully utilized due to purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it. We have been engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset sold to them by NVIDIA. These discussions and our agreement with Microsoft contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft has requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We do not believe we have a requirements obligation to Microsoft and we plan to submit our position to the arbitration panel shortly. For sales of the Xbox media communication processor, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $13.2 million as of January 27, 2002, the end of our fiscal 2002. We expect that we will continue to defer such amount on future sales of this processor until resolution of the matter.

Common Stock and Convertible Subordinated Note Offering

In October 2000, we sold 2,800,000 shares of our common stock and $300.0 million of convertible subordinated notes due October 15, 2007 in a public offering. Proceeds from the offering were approximately $387.4 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering are being amortized to interest expense on a straight-line basis over the term of the notes. Interest on the convertible subordinated notes accrues at the rate of 4 3/4% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The convertible subordinated notes are redeemable at our option on or after October 20, 2003. The notes are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

3dfx Asset Purchase

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between us and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, we are to pay 3dfx additional consideration in the form of stock equal to two million shares of NVIDIA common stock, subject to 3dfx satisfying certain conditions. If the debts and liabilities of 3dfx can be satisfied for less than $25.0 million and in accordance with the provisions as set forth in the agreement, under some circumstances, 3dfx could receive a post-closing advance from us of up to $25.0 million and this advance would reduce the number of shares of NVIDIA common stock potentially payable to 3dfx by up to one million shares. In the event 3dfx cannot satisfy all of its obligations for $25.0 million, NVIDIA will not be obligated to pay any additional consideration. At this time, 3dfx has not satisfied all terms and conditions necessary to receive any contingent consideration. Consequently, due to the possibility of contingent consideration, the components of the final purchase price could differ from those presented in Note 3 of the Notes to Consolidated Financial Statements. The transaction is accounted for under the purchase method of accounting. As a result, this purchase transaction has impacted our working capital in fiscal year 2002 and may have further impact if the additional conditions are met by 3dfx.

Contractual Cash Obligations

The following summarizes our contractual obligations and commercial commitments as of January 27, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Interest on note obligation (1)	$81,938	$14,250	$28,500	$28,500	$10,688
3dfx post-closing advance (2)	25,000	25,000	—	—	—
Interest on capital lease obligations	1,118	700	418	—	—
Operating leases	234,797	20,772	43,486	44,866	125,673
Purchase obligations (3)	540,950	540,950	—	—	—
Royalty and maintenance commitments	3,368	1,509	1,609	250	—
Other long term obligations	975	325	650	—	—

Total contractual cash obligations	$888,146	$603,506	$74,663	$73,616	$136,361

(1)	Our convertible subordinated notes due 2007 possess a fixed interest rate of 4¾%. The amount of interest obligation assumes that the notes are held until maturity and not redeemed or converted into shares of common stock at an earlier date. The convertible subordinated notes are redeemable at our option on or after October 20, 2003. The notes are convertible at the option of the holder at any time prior to the close of business on the maturity date. As such, actual future cash obligations may be significantly lower.

(2)
If the debts and liabilities of 3dfx cannot be satisfied, under some circumstances, 3dfx could receive a post-closing advance from us of up to $25.0 million and this advance would reduce the number of shares of common stock potentially payable to 3dfx by up to one million shares.

(3)	Represents our noncancelable inventory purchase commitments at January 27, 2002.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors which could affect our cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers’ products;

•	inability to successfully develop and produce in volume our next-generation products;

•	competitive pressures resulting in lower than expected average selling prices; and

•	new product announcements or product introductions by our competitors.

For additional factors see “Business Risk—Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors our stock price could decline.”

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is set forth in Note 1 of the Notes to Consolidated Financial Statements under the subheading “New Accounting Pronouncements,” which information is hereby incorporated by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government and its agencies. These investments are denominated in U.S. dollars.

We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates; however, we reduce our interest rate risk by investing cash primarily in instruments with short maturities. As of January 27, 2002, a sensitivity analysis was performed on our floating and fixed rate financial investments. Parallel shifts in the yield curve of both +/-50 basis points would result in changes in fair market values for these investments of approximately $2.8 million. However, because our debt securities are classified as available for sale, no gains or losses are recognized unless such securities are sold. The average holding periods until maturity of our cash equivalents and marketable securities were approximately 10 and 591 days, respectively. The principal amounts and related weighted-average interest rates for our investment portfolio were $340.2 million and 1.8% for cash equivalents, and $458.4 million and 4.6% for marketable securities as of January 27, 2002.

Our convertible subordinated notes due 2007 possess a fixed interest rate of 4¾% and are not subject to interest rate fluctuations.

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

Business Risks

In addition to the risks discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Operations

Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors our stock price could decline.

Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is therefore difficult for us to accurately forecast revenue and profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially. We believe that our quarterly and annual results of operations will be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:

•	demand and market acceptance for our products and/or our customers’ products;

•	the successful development and volume production of next-generation products;

•	new product announcements or product introductions by our competitors;

•	our ability to introduce new products in accordance with OEM design requirements and design cycles;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields;

•	declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the U.S. and international economies;

•	competitive pressures resulting in lower than expected average selling prices;

•	product rates of return in excess of that forecasted or expected due to quality issues;

•	the rescheduling or cancellation of customer orders;

•	the loss of a key customer or the termination of a strategic relationship;

•	seasonal fluctuations associated with the PC market;

•	substantial disruption in our suppliers’ operations, either as a result of a natural disaster, equipment failure, terrorism or other cause;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products, including memory devices;

•	our ability to reduce the manufacturing costs of our products;

•	legal and other costs related to defending intellectual property and other types of lawsuits;

•	bad debt write-offs;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs; and

•	introductions of enabling technologies to keep pace with faster generations of processors and controllers.

Any one or more of the factors discussed above could prevent us from achieving our expected future revenue or net income.

Our operating expenses are relatively fixed, and we order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

Most of our operating expenses are relatively fixed in the short term, and we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We may build memory and component inventories during periods of anticipated growth and in connection with selling workstation boards directly to major OEMs. We could be subject to excess or obsolete inventories and be required to take corresponding write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results.

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

Our business depends to a significant extent on our ability to successfully develop new products for the 3D graphics market. Our add-in board and motherboard manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles.

Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. This requires that we do the following:

•	anticipate the features and functionality that consumers will demand;

•	incorporate those features and functionality into products that meet the exacting design requirements of PC OEMs, CEMs and add-in board and motherboard manufacturers;

•	price our products competitively; and

•	introduce the products to the market within the limited window for PC OEMs and add-in board and motherboard manufacturers.

As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:

•	proper new product definition;

•	timely completion and introduction of new product designs;

•	the ability of TSMC and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

•	the quality of any new products;

•	differentiation of new products from those of our competitors;

•	market acceptance of our products and our customers’ products; and

•	availability of adequate quantity and configurations of various types of memory products.

Our strategy is to utilize the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by PC OEMs, add-in board and motherboard manufacturers and consumers of 3D graphics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the PC OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new 3D graphics products would harm our business.

Our failure to identify new product opportunities or develop new products could harm our business.

As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our 3D graphics processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board and motherboard manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market in a timely fashion any new products. In addition, we cannot guarantee that any new products we develop will be selected for design into PC OEMs’ and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins, and reduced demand for products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, any of which would harm our business.

We could suffer a loss of market share if our products contain significant defects.

Products as complex as those offered by us may contain defects or failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered defects and incompatibilities with customers’ hardware in certain of our products and may experience delays or lost revenue to correct any new defects in the future. Errors in new products or releases after commencement of commercial shipments could result in loss of market share or failure to achieve market acceptance. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. These costs could be significant and could adversely affect our business and operating results. The production and distribution of defective products could harm our business.

Failure to achieve expected manufacturing yields for existing and/or new products would reduce our gross margins.

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

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use .15-micron process technology for the GeForce4, Quadro4, GeForce3, Quadro DCC, Xbox and nForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. We are currently evaluating and qualifying the .13 micron process technology for products that are estimated to begin commercial shipment later in our fiscal 2003. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of January 27, 2002, we had 1,123 employees as compared to 796 employees as of January 28, 2001. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

We are dependent on key personnel and the loss of these employees could harm our business.

Our performance is substantially dependent on the performance of our executive officers and key employees. None of our officers or employees is bound by an employment agreement, and so our relationships with these officers and employees are at will. We do not have “key person” life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract and retain the necessary technical and managerial personnel would harm our business.

We are subject to risks associated with international operations which may harm our business.

Our reliance on foreign third-party manufacturing, assembly, testing and packaging operations subjects us to a number of risks associated with conducting business outside of the United States, including the following:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	longer payment cycles;

•	imposition of additional taxes and penalties;

•	the burdens of complying with a variety of foreign laws; and

•	other factors beyond our control, including terrorism, which may delay the shipment of our products.

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

Failure in operation or future enhancement or implementation of our enterprise resource planning system could harm our operations.

We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunction may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be harmed if we encounter unforeseen problems with respect to system operations or future implementations.

Provisions in our certificate of incorporation, our bylaws and our agreement with Microsoft could delay or prevent a change in control.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of the board of directors to create and issue preferred stock without prior stockholder approval;

•	the prohibition of stockholder action by written consent;

•	a classified board of directors; and

•	advance notice requirements for director nominations and stockholder proposals.

On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in a product under development by Microsoft. In the event that an individual or corporation makes an offer to purchase shares equal to or greater than 30% of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. The provision could also delay or prevent a change in control of our company.

We may not be able to realize the potential financial or strategic benefits of business acquisitions and that could hurt our ability to grow our business and sell our products.

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. For any previous or future acquisition or investment, the following risks could impair our ability to grow our business and develop new products and, ultimately, could impair our ability to sell our products:

•	difficulty in combining the technology, operations or workforce of the acquired business;

•	disruption of our ongoing businesses;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies; and

•	possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, or a combination of cash and common stock. If the consideration is paid with our common stock, existing stockholders would be further diluted.

Risks Related to Our Partners

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

Our business may be harmed by instability in Asia due to the concentration of customers who are located or have substantial operations in Asia, including Taiwan. The People’s Republic of China and Taiwan have in the past experienced strained relations. A worsening of these relationships or the development of hostilities between the two could result in disruptions in Taiwan and possibly other areas of Asia, which could harm our business. In addition, if relations between the U.S. and The People’s Republic of China become strained, our business could be harmed. While we believe political instability in Asia has not harmed our business, because of our reliance on companies with operations in Asia, continued economic and political instability in Asia might harm it.

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

We may not be successful in producing the processors in volumes required for Microsoft’s Xbox and, even if successful we may not achieve profit margins consistent with management’s expectations.

Our Xbox IGP and MCP are new and complicated processors. Both processors have increased in complexity and features from what was contemplated at the time we entered into the agreement with Microsoft. There can be no assurance that we will be able to produce these processors in the volume necessary and within the required time frames or that the payments for these processors will be consistent with profit margins achieved on our other products. Finally, there can be no assurance that the Xbox program will achieve long term commercial success, given the high level of competition in the game console market. If any of these risks occur, our business may be harmed.

We may not prevail in the arbitration with Microsoft over pricing of the Xbox chipset and even if we do prevail, there is no assurance that our business will not be materially harmed.

We have been engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft has requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We do not believe we have a requirements obligation to Microsoft and we plan to submit our position to the arbitration panel shortly. For sales of the Xbox media communication processor, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $13.2 million as of January 27, 2002, the end of our fiscal

2002. We expect that we will continue to defer such amount on future sales of this processor until resolution of the matter. The arbitration will be conducted in New York by a panel under the rules of the American Arbitration Association.

There can be no assurance that we will prevail in the arbitration or continue to supply graphics and other processors for the Xbox. If we do not prevail, we may (i) be compelled to deliver Xbox processors at reduced pricing, resulting in reduced gross margins, or a loss, on such processors; (ii) be required to reduce production and delivery of other products in order to satisfy obligations to Microsoft; (iii) be required to pay significant damages to Microsoft; or (iv) be subject to other remedies that could have a material adverse impact on our business. Even if we do prevail, there can be no assurance that our business will not be materially harmed.

We depend on foreign foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC to produce our semiconductor wafers and utilize independent contractors to perform assembly, testing and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may be unable to meet our near-term or long-term manufacturing requirements. We obtain manufacturing services on a purchase order basis and TSMC has no obligation to provide us with any specified minimum quantities of product. TSMC fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC and any other manufacturers used by us to ensure adequate product supply to respond to customer demand.

Because of our reliance on TSMC, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People’s Republic of China and Taiwan, or if relations between the U.S. and The People’s Republic of China are strained due to foreign relations events. Furthermore, any substantial disruption in our suppliers’ operations, either as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could harm our business.

We are dependent primarily on TSMC and we expect in the future to continue to be dependent upon third-party manufacturers to do the following:

•	produce wafers of acceptable quality and with acceptable manufacturing yields;

•	deliver those wafers to us and our independent assembly and testing subcontractors on a timely basis; and

•	allocate to us a portion of their manufacturing capacity sufficient to meet our needs.

Our wafer requirements represent a significant portion of the total production capacity of TSMC. Although our products are designed using TSMC’s process design rules, TSMC may be unable to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis and/or at an acceptable cost. Additionally, TSMC may not continue to devote resources to the production of our products, or to advance the process design technologies on which the manufacturing of our products are based. Any difficulties like these would harm our business.

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

Risks Related to Our Competition

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

Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

•
suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems and Via Technologies, Inc. or Via;

•	suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc. and Matrox Electronics Systems Ltd.;

•
suppliers of mobile graphics processors that incorporate 2D or 3D graphics functionality as part of their existing solutions, such as ATI Technologies, Trident Microsystems, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and Via Technologies; and

•	companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs and ATI Technologies Inc.

If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

We may not successfully compete with Intel in the integrated chipset market.

It is projected by analysts that integrated chipsets are likely to become a majority share of the PC graphics market. We have recently introduced and begun shipment of the nForce platform processor, an integrated 3D graphics chipset. The nForce platform processor is initially designed to support microprocessors produced by AMD. Intel is the dominant supplier of integrated 3D graphics chipsets and has commenced production of an integrated chipset for its Pentium 4 microprocessor. Intel has significantly greater resources than we do, and the nForce platform processor, or other 3D graphics products that we may introduce, may not compete effectively against Intel’s current chipset products or its future products, either in terms of price or performance.

In addition, due to the widespread industry acceptance of Intel’s microprocessor architecture and interface architecture, including its accelerated graphics port architecture, or AGP, Intel exercises significant influence over the PC industry and over companies developing products for such architecture. Any significant modifications by Intel to the AGP, the microprocessor or core logic components or other aspects of the PC microprocessor architecture could result in incompatibility with our technology, which would harm our business. In addition, any delay in the public release of information relating to modifications like this could harm our business.

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

We expect Intel to continue to do the following:

•	invest heavily in research and development and continue development of integrated 3D graphics products;

•	maintain its position as the largest manufacturer of PC microprocessors;

•
use its intellectual property position with respect to the PC microprocessor and architecture to defend its position in 3D graphics, including the filing of patent infringement suits against competitors;

•	follow business practices in its PC business, which strongly encourage use of Intel integrated chipsets;

•	increasingly dominate the PC platform; and

•	promote its product offerings through advertising campaigns designed to engender brand loyalty among PC users.

Our failure to achieve one or more design wins would harm our business.

Our future success will depend in large part on achieving design wins, which entails having our existing and future products chosen as the 3D graphics processors for hardware components or subassemblies designed by PC OEMs and add-in board and motherboard manufacturers. Our add-in board and motherboard manufacturers and major OEM customers typically introduce new system configurations as often as twice per year, generally based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. Our failure to achieve one or more design wins would harm our business. The process of being qualified for inclusion in a PC OEM’s product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could harm our business.

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

Risks Related to Financial and Market Conditions

We are dependent on the PC market and the slowdown in its growth may have a negative impact on our business.

During fiscal 2002, we derived most of our revenue from the sale of products for use in the desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, could reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. It is possible that the recent slowing of the economy in the U.S. and international regions, which has negatively impacted some PC manufacturers and led to some reductions in the demand for PCs, could lead to reductions in inventory purchases by PC manufacturers. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

The acceptance of next generation products in business PC 3D graphics may not continue to develop.

Our success will depend in part upon the demand for performance 3D graphics for business PC applications. The market for performance 3D graphics on business PCs has only recently begun to emerge and is dependent on the future development of, and substantial end-user and OEM demand for, 3D graphics functionality. As a result, the market for business PC 3D graphics computing may not continue to develop or may not grow at a rate sufficient to support our business. The development of the market for performance 3D graphics in business PCs will in turn depend on the development and availability of a large number of business PC software applications that support or take advantage of performance 3D graphics capabilities. Currently, there are only a limited number of software applications like this, most of which are games, and a broader base of software applications may not develop in the near term or at all. Consequently, a broad market for full function performance 3D graphics on business PCs may not develop. Our business prospects will suffer if the market for business PC 3D graphics fails to develop or develops more slowly than expected.

Our 3D graphics solution may not continue to be accepted by the PC market.

Our success will depend in part upon continued broad adoption of our 3D graphics processors for high performance 3D graphics in PC applications. The market for 3D graphics processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition. Since the PC market is our core business, our business would suffer if for any reason our current or future 3D graphics processors do not continue to achieve widespread acceptance in the PC market. If we are unable to complete the timely development of or successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC market, our business would be harmed.

The semiconductor industry is cyclical in nature and an industry downturn could harm our business.

The semiconductor industry historically has been characterized by the following factors:

•	rapid technological change;

•	cyclical market patterns;

•	significant average selling price erosion;

•	fluctuating inventory levels;

•	alternating periods of overcapacity and capacity constraints; and

•	variations in manufacturing costs and yields and significant expenditures for capital equipment and product development.

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

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the U.S. economy, or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been initiated against the issuing company. Since February 2002, multiple securities class action lawsuits and several derivative suits have been filed against us. We expect that this litigation, whether or not resolved favorably, may result in substantial cost and a diversion of management’s attention and resources, which could harm our revenues and earnings. Any adverse determination in this litigation could also subject us to significant liabilities. See “Legal Proceedings” and Note 9 of the Notes to Consolidated Financial Statements under the subheading “Litigation” for a description of this litigation.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

For additional information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Item 7a “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Risks Related to Intellectual Property, Litigation and Government Action

Our industry is characterized by vigorous protection and pursuit of intellectual property rights or positions that could result in substantial costs to us.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our markets intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us, particularly by competitors. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of and sale of one or more products, which could reduce our revenues and harm our business. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for claims of infringement arising out of sale of our products.

Litigation against us or our customers concerning infringement would likely result in significant expense to us and divert the efforts of our technical and management personnel.

We are currently subject to patent infringement suits, and we may be subject to patent infringement suits brought by other parties in the future. We do not believe that current suits will have a material impact on our business or financial condition. However, these lawsuits and any future lawsuits could divert our resources and result in the payment of substantial damages.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

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

Future actions by the SEC or other governmental or regulatory agencies and resolution of related litigation arising out of the restatement of our financial statements or other matters could harm our business.

The SEC staff informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized a private investigation into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. The Audit Committee has worked in cooperation with the SEC and has provided the SEC with extensive information and the conclusions of the review. Further actions by the SEC or other governmental or regulatory agencies with respect to us or our personnel arising out of the restatement of our financial statements or other matters may take significant time, may be expensive and may divert management’s attention from other business concerns and harm our business. In addition, a number of lawsuits have been filed against us following our announcement on February 14, 2002 of the internal review. The defense of, and any resolution of such lawsuits may require significant expenditures and materially impact our business and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Election of Directors” in the 2002 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Management” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2002 Proxy Statement, which information is hereby incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Reference is made to the information appearing under the heading “Executive Compensation” in the 2002 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to information appearing in the 2002 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information appearing in the 2002 Proxy Statement under the heading “Certain Transactions,” which information is hereby incorporated by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
(a) 1.	Consolidated Financial Statements (As Restated)

	Report of KPMG LLP, Independent Auditors	41
	Consolidated Balance Sheets as of January 27, 2002 and January 28, 2001	42
	Consolidated Statements of Income for the years ended January 27, 2002, January 28, 2001 and January 30, 2000	43
	Consolidated Statements of Stockholders’ Equity for the years ended January 27, 2002, January 28, 2001 and January 30, 2000	44
	Consolidated Statements of Cash Flows for the years ended January 27, 2002, January 28, 2001 and January 30, 2000	45
	Notes to Consolidated Financial Statements	46

(a) 2.	Financial Statement Schedules
	Schedule II Valuation and Qualifying Accounts	70

(a) 3.	Exhibits
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(a) 4.	Reports on Form 8-K
(i)	NVIDIA filed a Current Report on Form 8-K, dated April 29, 2002 and filed April 29, 2002, to report the restatement.
(ii)	NVIDIA filed a Current Report on Form 8-K, dated April 23, 2002 and filed April 29, 2002, to report arbitration over pricing of the Xbox chipset with Microsoft.
(iii)	NVIDIA filed a Current Report on Form 8-K, dated May 1, 2002 and filed May 1, 2002, to report additional information regarding the restatement.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Asset Purchase Agreement, dated as of December 15, 2000, by and among NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.3(4)	Bylaws, as amended.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(5)	Specimen Stock Certificate.
4.3(6)
Second Amended and Restated Investors’ Rights Agreement, dated August 19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated July 22, 1998.

4.4(7)	Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999.
4.5(8)	Indenture dated October 12, 2000 between NVIDIA Corporation and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.6(9)	Supplemental Indenture No. 1, dated as of October 12, 2000 between NVIDIA Corporation and Chase Manhattan Bank and Trust Company, National Association as Trustee.
10.1(10)	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers.
10.2(11)	1998 Equity Incentive Plan, as amended.
10.3(12)	Form of Incentive Stock Option Agreement under the 1998 Equity Incentive Plan.
10.4(13)	Form of Nonstatutory Stock Option Agreement under the 1998 Equity Incentive Plan.
10.5(14)	1998 Employee Stock Purchase Plan, as amended.
10.6(15)	Form of Employee Stock Purchase Plan Offering, as amended.
10.7(16)	1998 Non-Employee Directors’ Stock Option Plan.
10.8(17)	Form of Nonstatutory Stock Option Agreement under the 1998 Non-Employee Directors’ Stock Option Plan (Initial Grant).
10.9(18)	Form of Nonstatutory Stock Option Agreement under the 1998 Non-Employee Directors’ Stock Option Plan (Annual Grant).
10.10(19)	Form of Nonstatutory Stock Option Agreement under the 1998 Non-Employee Directors’ Stock Option Plan (Committee Grant).
10.11(20)	Loan and Security Agreement, dated September 3, 1998, between NVIDIA Corporation and Imperial Bank, as amended by letter agreement dated November 2, 1998.
10.12(21)	Stock Purchase Agreement dated April 12, 1999 between NVIDIA Corporation and Synopsys, Inc.
10.13(22)	Stock Repurchase Agreement dated June 9, 1999 between NVIDIA Corporation and Diamond Multimedia Systems, Inc.
10.14(23)	Amendment to Loan and Security Agreement, dated July 30, 1999, between NVIDIA Corporation and Imperial Bank
10.15(24)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A.
10.16(25)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B.
10.17(26)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C.
10.18(27)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D.
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of KPMG LLP.

(1)	Previously filed as Exhibit 2.1 to our Annual Report on Form 10-K405, for the year ended January 28, 2001 filed on April 27, 2001 (No. 000-23985) and incorporated by reference herein.
(2)	Previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 filed on March 23, 1999 (No. 333-74905) and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q, for the quarter ended July 29, 2001 filed on September 10, 2001 (No. 000-23985) and incorporated by reference herein.
(4)	Previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q, for the quarter ended July 29, 2001 filed on September 10, 2001 (No. 000-23985) and incorporated by reference herein.
(5)	Previously filed as Exhibit 4.2 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(6)	Previously filed as Exhibit 4.3 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(7)	Previously filed as Exhibit 4.4 to our Quarterly Report on Form 10-Q, for the quarter ended May 2, 1999 filed on June 15, 1999 (No. 000-23985) and incorporated by reference herein.
(8)	Previously filed as Exhibit 4.5 to our Annual Report on Form 10-K405, for the year ended January 28, 2001 filed on April 27, 2001 (No. 000-23985) and incorporated by reference herein.
(9)	Previously filed as Exhibit 4.6 to our Annual Report on Form 10-K405, for the year ended January 28, 2001 filed on April 27, 2001 (No. 000-23985) and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(11)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on December 8, 2000 (No. 333-51520), and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.3 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.4 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(14)	Previously filed as Exhibit 99.4 to our Registration Statement on Form S-8 filed on December 8, 2000 (No. 333-51520), and incorporated by reference herein.
(15)	Previously filed as Exhibit 99.5 to our Registration Statement on Form S-8 filed on December 8, 2000 (No. 333-51520), and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.9 to our Registration Statement on Form S-1/A filed on April 24, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.12 to our Registration Statement on Form S-1/A filed on April 24, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(20)	Previously filed as Exhibit 10.14 to our Registration Statement on Form S-1/A filed on November 20, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(21)	Previously filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q, for the quarter ended May 2, 1999 filed on June 15, 1999 (No. 000-23985) and incorporated by reference herein.
(22)	Previously filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q, for the quarter ended May 2, 1999 filed on June 15, 1999 (No. 000-23985) and incorporated by reference herein.
(23)	Previously filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q, for the quarter ended August 1, 1999 filed on September 10, 1999 (No. 000-23985) and incorporated by reference herein.
(24)	Previously filed as Exhibit 10.1 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(25)	Previously filed as Exhibit 10.2 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(26)	Previously filed as Exhibit 10.3 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(27)	Previously filed as Exhibit 10.4 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
NVIDIA Corporation:

We have audited the consolidated financial statements of NVIDIA Corporation and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVIDIA Corporation and subsidiaries as of January 27, 2002 and January 28, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended January 27, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of January 28, 2001 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the two-year period then ended have been restated.

/s/	KPMG LLP

Mountain View, California
April 29, 2002

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 27, 2002	January 28, 2001
		(As restated –see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$333,000	$674,275
Restricted cash	7,000	24,500
Marketable securities	458,377	—
Accounts receivable, less allowances of $18,079 and $8,403 in 2002 and 2001, respectively	147,348	104,988
Inventory	213,877	90,380
Prepaid expenses and other current assets	8,078	8,355
Prepaid and deferred taxes	66,429	28,386

Total current assets	1,234,109	930,884
Property and equipment, net	120,128	47,280
Deposits and other assets	11,897	10,909
Prepaid and deferred taxes	55,921	4,034
Goodwill and intangible assets, net	81,119	23,795

	$1,503,174	$1,016,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,019	$72,301
Accrued liabilities	141,210	32,233
Current portion of capital lease obligations	3,896	588
Interest payable on convertible debenture	4,176	4,295
Deferred revenue	70,193	200,000

Total current liabilities	433,494	309,417
Capital lease obligations, less current portion	5,861	378
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock, $.001 par value; 502,000,000 shares authorized; 149,553,130 and 136,915,234 shares issued and outstanding in 2002 and 2001, respectively	150	137
Additional paid-in capital	456,621	276,960
Deferred compensation	—	(6)
Other comprehensive income, net	108	—
Retained earnings	306,940	130,016

Total stockholders’ equity	763,819	407,107

	$1,503,174	$1,016,902

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
		(As restated –see Note 2)	(As restated –see Note 2)
Revenue	$1,369,471	$735,264	$374,505
Cost of revenues	850,233	462,385	232,662

Gross profit	519,238	272,879	141,843

Operating expenses:
Research and development	153,920	86,047	46,914
Sales, general and administrative	97,185	58,697	36,312
Amortization of goodwill and purchased intangible assets	12,684	—	—
Acquisition related charges	10,030	—	—
Discontinued use of property	3,687	—	—

Total operating expenses	277,506	144,744	83,226

Operating income	241,732	128,135	58,617
Interest income	27,881	21,531	2,071
Interest expense	(16,173)	(4,852)	(332)
Other, net	(691)	(6)	15

Income before income tax expense	252,749	144,808	60,371
Income tax expense	75,825	46,339	19,412

Net income	$176,924	$98,469	$40,959

Basic net income per share	$1.24	$.75	$.34

Diluted net income per share	$1.03	$.62	$.28

Shares used in basic per share computation	143,015	130,998	119,488
Shares used in diluted per share computation	171,074	159,294	144,392

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Common Stock
	Shares	Amount
Balances, January 31, 1999	114,972,004	$115	$74,286	$(780)	$(9,412)	—	$64,209
Sale of common stock under public offering (over-allotment), net of issuance costs of $0.6 million	2,100,000	2	5,739	—	—	—	5,741
Issuance of common stock in connection with long-term software license	975,608	1	4,999	—	—	—	5,000
Repurchase of common stock in settlement of accounts receivable	(1,714,288)	(2)	(7,450)	—	—	—	(7,452)
Issuance of common stock from stock plans	8,067,304	8	7,669	—	—	—	7,677
Tax benefit from stock plans	—	—	10,613	—	—	—	10,613
Grant of common stock options for consulting services	—	—	15	—	—	—	15
Amortization of deferred compensation	—	—	—	662	—	—	662
Net income as restated	—	—	—	—	40,959	—	40,959	40,959

Balances, January 30, 2000 (1)	124,400,628	124	95,871	(118)	31,547	—	127,424
Issuance of common stock from stock plans	9,664,606	10	19,900	—	—	—	19,910
Sale of common stock under public offering, net of issuance costs of $9.6 million	2,800,000	3	96,666	—	—	—	96,669
Tax benefit from stock plans	—	—	63,199	—	—	—	63,199
Stock granted in exchange for intangibles and services	50,000	—	1,324	—	—	—	1,324
Amortization of deferred compensation	—	—	—	112	—	—	112
Net income as restated	—	—	—	—	98,469	—	98,469	98,469

Balances, January 28, 2001(1)	136,915,234	137	276,960	(6)	130,016	—	407,107
Issuance of common stock from stock plans	12,637,896	13	90,830	—	—	—	90,843
Tax benefit from stock plans	—	—	88,932	—	—	—	88,932
Amortization of deferred compensation	—	—	—	6	—	—	6
Issuance cost	—	—	(101)	—	—	—	(101)
Unrealized gain, net of tax	—	—	—	—	—	315	315	315
Cumulative translation adjustments	—	—	—	—	—	(207)	(207)	(207)
Net income	—	—	—	—	176,924	—	176,924	176,924

Balances, January 27, 2002	149,553,130	$150	$456,621	$—	$306,940	$108	$763,819	$177,032

(1)	As restated – see Note 2.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
		(As restated – see Note 2)	(As restated –see Note 2)
Cash flows from operating activities:
Net income	$176,924	$98,469	$40,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,491	15,724	9,006
Deferred income taxes	(51,914)	(27,201)	(4,993)
Stock based compensation	364	5	15
Amortization of deferred compensation	6	112	662
Bad debt expense	1,446	909	2,395
Tax benefit from employee stock plans	88,932	63,199	10,613
Changes in operating assets and liabilities:
Accounts receivable	(43,806)	(38,673)	(56,438)
Inventory	(123,497)	(51,914)	(9,843)
Prepaid income taxes	(38,016)	(23,167)	—
Prepaid expenses and other current assets	277	(6,814)	(5,161)
Deposits and other assets	(13,957)	1,344	1,985
Accounts payable	141,717	13,789	21,577
Accrued liabilities	108,646	22,127	5,094
Deferred revenue	(129,807)	200,000	—

Net cash provided by operating activities	160,806	267,909	15,871

Cash flows used in investing activities:
Purchases of marketable securities	(472,917)	—	—
Maturities of marketable securities	15,320	—	—
Purchase of certain assets from various businesses	(64,109)	—	—
Purchase of property and equipment	(96,966)	(36,329)	(11,589)
Deposit and release of restricted cash	17,500	(24,500)	—

Net cash used in investing activities	(601,172)	(60,829)	(11,589)

Cash flows from financing activities:
Convertible debenture-net of issuance costs	(75)	290,838	—
Borrowings (payments) under line of credit	—	—	(5,000)
Common stock issued under employee stock plans	90,476	19,910	7,677
Sale of common stock under public offering, net of issuance costs	(101)	96,669	5,741
Long-term payable related to patent license agreement	—	—	500
Lease financing	11,246	—	—
Payments under capital leases	(2,455)	(1,782)	(1,897)

Net cash provided by financing activities	99,091	405,635	7,021

Change in cash and cash equivalents	(341,275)	612,715	11,303
Cash and cash equivalents at beginning of period	674,275	61,560	50,257

Cash and cash equivalents at end of period	$333,000	$674,275	$61,560

Cash paid for interest	$14,830	$160	$332

Cash paid for taxes	$26,429	$235	$15,965

Non cash financing and investing activities:
Assets recorded under capital lease	$—	$—	$1,264

Repurchase of common stock in settlement of accounts receivable	$—	$—	$7,452

Issuance of common stock in connection with long-term software license	$—	$—	$5,000

Liabilities assumed in connection with long-term software license	$—	$—	$5,000

Issuance of common stock in exchange for an intangible asset	$—	$1,319	$—

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Significant Accounting Policies

Organization

NVIDIA Corporation and subsidiaries (the “Company”) designs, develops and markets 3D graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. The Company operates in one industry segment in the United States, Asia and Europe. In April 1998, the Company was reincorporated as a Delaware corporation.

Reclassifications

Certain prior year balance sheet balances were reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Total cash at January 27, 2002 includes $7.0 million of restricted cash relating to letters of credit in connection with the development of the Company’s new facility in Santa Clara, California. (See Note 9 Financial Arrangements, Commitments and Contingencies). Currently, the Company’s cash equivalents consist of $145.5 million invested in money market funds.

Marketable Securities

Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s marketable securities have been classified as available-for-sale and are carried at market value. Unrealized gains and losses are reported as accumulated other comprehensive income/(loss), net of tax, which is a separate component of stockholders’ equity.

Inventories

Inventories are stated at the lower of cost on a weighted average basis, or market. Write-downs to reduce the carrying value of obsolete, slow moving and non-usable inventory to net realizable value are charged to cost of revenues.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

Software development costs are expensed as incurred until the technological feasibility of the related product is established. After technological feasibility is established, any additional software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. Through January 27, 2002, the Company’s process for developing software was completed concurrently with the establishment of technological feasibility and, accordingly, no software costs have been capitalized to date. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

Debt Financing Costs

In connection with its financing arrangements, see note 9, the Company incurred certain direct costs from third parties who performed services that assisted in the closing of the related transaction. These costs are included in other assets on the balance sheet and are amortized on a straight line basis over the term of the financing.

Stock Split

In August 2001, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock for stockholders of record on August 28, 2001, effected in the form of a 100% stock dividend. The transfer agent distributed the shares resulting from the split on September 17, 2001. All share and per-share numbers contained herein reflect this stock split.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. The Company’s policy on sales to distributors and stocking representatives is to defer recognition of sales and related cost of sales until the distributors and representatives resell the product. The Company records estimated reductions to revenue for customer programs at the time revenue is recognized. The Company also records a reduction to revenue for estimated product returns at the time revenue is recognized.

For all sales, the Company uses a binding purchase order and in certain cases uses a contractual agreement as evidence of an arrangement. The Company considers delivery to occur upon shipment provided title and risk of loss have passed to the customer. At the point of sale, the Company assesses whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. The Company historically invested primarily in money market funds. In August 2001, the Company began to invest in marketable securities that are placed with several financial institutions in order to limit the amount of exposure at any one financial institution. Two customers accounted for approximately 30% of the Company’s accounts receivable balance at January 27, 2002. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for potential credit losses.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

The Company uses the intrinsic value method to account for its stock-based employee compensation plans. Deferred compensation arising from stock-based awards is amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, which generally accelerates the compensation expense as compared to the straight-line method.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and long-term investments. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, or a significant change in the operations of the acquired business.

Recoverability of long-lived assets is measured by comparison of the carrying amount to future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined on these assets using the discounted cash flow method.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The fair value of the Company’s convertible subordinated notes based on quoted market prices as of January 27, 2002 was $492.0 million.

New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (“FASB”), voted unanimously to approve Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 will require the purchase method of accounting on all transactions initiated after June 30, 2001 and the pooling of interests method will no longer be allowed. SFAS No. 142 will require that goodwill and all identifiable intangible assets that have an indeterminable life, be recognized as assets, but not amortized. These assets will be assessed for impairment at least on an annual basis. Identifiable intangible assets that have a determinable life will continue to be segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 144. Companies will be required to maintain documentation of their impairment testing activities and include significant disclosure in filings in the event of an impairment charge. Goodwill and other intangible assets arising from acquisitions completed after July 1, 2001 (previously recognized goodwill and intangible assets) will be accounted for in accordance with the provisions of SFAS No. 142 beginning January 28, 2002. Pursuant to SFAS No. 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of accounting change. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a significant effect on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a significant effect on its financial position or results of operations.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for mandatorily convertible notes and the treasury stock method for options and warrants. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented. Income and per share amounts reflect restatement, see Note 2.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Year ended January 27, 2002
Basic net income	$176,924	143,015	$1.24
Effect of dilutive securities:
Stock options outstanding	—	28,059	—

Diluted net income	$176,924	171,074	$1.03

Year ended January 28, 2001
Basic net income	$98,469	130,998	$0.75
Effect of dilutive securities:
Stock options outstanding	—	28,296	—

Diluted net income	$98,469	159,294	$0.62

Year ended January 30, 2000
Basic net income	$40,959	119,488	$0.34
Effect of dilutive securities:
Stock options outstanding		24,012
Warrants		284
Common stock issuable in connection with long-term software license	—	608	—

Diluted net income	$40,959	144,392	$0.28

For fiscal 2002, instruments excluded from the computation of diluted earnings per share were options to acquire 2,504,100 shares of common stock with a weighted average exercise price of $54.62 and the assumed conversion of convertible debt into 6,471,793 shares of common stock at a conversion price of $46.36. For fiscal 2001, instruments excluded from the computation of diluted earnings per share were options to acquire 4,476,500 shares of common stock with a weighted average exercise price of $30.41 and the assumed conversion of convertible debt into 6,471,793 shares of common stock at a conversion price of $46.36. There were no antidilutive instruments outstanding in fiscal 2000. These instruments were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) Restatement

In January 2002, NVIDIA’s Audit Committee initiated a review at the request of, and in cooperation with, the staff of the SEC. Based on findings of the review, the financial statements for the first three quarters of fiscal year 2002 and for the fiscal years 2001 and 2000 are restated in this Form 10-K. Restated financial statements reflect the following adjustments during the past three fiscal years:

•
In fiscal 2002, adjustments to revenues reflect intra-year adjustments in the recording of deferred revenues and adjustments in the accrual of certain customer programs. Adjustments to cost of revenues reflect primarily inter-year adjustments in recording of manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily inter-year adjustments in the timing of the recording of accruals.

•
In fiscal 2001, adjustments to revenues were limited to intra-year adjustments involving deferred revenues. Adjustments to cost of revenues reflect primarily inter-year adjustments in the recording of certain manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily inter-year adjustments in the timing of the recording of accruals.

•
In fiscal 2000, adjustments to revenues were limited to intra-year adjustments involving accruals for estimated product returns. Adjustments to cost of revenues reflect primarily inter-year adjustments in the recording of certain manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily inter-year adjustments in the timing of recording of accruals.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the foregoing factors, the Company’s financial statements for the first three quarters of fiscal year 2002 and for fiscal years 2001 and 2000 have been restated from amounts previously reported. See Note 15 for a summary of the adjustments for these periods on a quarterly basis. The principal effects of these adjustments on the accompanying financial statements are set forth below:

	Consolidated Income Statements For the Years Ended
	January 28, 2001		January 30, 2000
	As Restated	As Previously Reported	As Restated	As Previously Reported
	(in thousands, except per share data)
Revenue	$735,264	$735,264	$374,505	$374,505
Cost of revenues	462,385	460,098	232,662	235,575

Gross profit	272,879	275,166	141,843	138,930

Operating expenses:
Research and development	86,047	86,438	46,914	47,439
Sales, general and administrative	58,697	58,437	36,312	37,079

Total operating expenses	144,744	144,875	83,226	84,518

Operating income	128,135	130,291	58,617	54,412
Interest income	21,531	21,531	2,071	2,071
Interest expense	(4,852)	(4,852)	(332)	(332)
Other, net	(6)	(6)	15	15

Income before tax expense	144,808	146,964	60,371	56,166
Income tax expense	46,339	47,027	19,412	18,068

Net income	$98,469	$99,937	$40,959	$38,098

Basic net income per share	$.75	$.76	$.34	$.32
Diluted net income per share	$.62	$.63	$.28	$.26
Shares used in basic per share computation	130,998	130,998	119,488	119,488
Shares used in diluted per share computation	159,294	159,294	144,392	144,392

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Balance Sheet As of January 28, 2001
	As Restated	As Previously Reported
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$674,275	$674,275
Restricted cash	24,500	24,500
Marketable securities	—	—
Accounts receivable, net	104,988	104,988
Inventory	90,380	89,905
Prepaid expenses and other current assets	8,355	8,355
Prepaid and deferred taxes	28,386	28,386

Total current assets	930,884	930,409
Property and equipment, net	47,280	47,280
Deposits and other assets	10,909	10,909
Prepaid and deferred taxes	4,034	4,034
Goodwill and intangible assets, net	23,795	23,795

	$1,016,902	$1,016,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,301	$72,240
Accrued liabilities	32,233	33,212
Current portion of capital lease obligations	588	588
Interest payable on convertible debenture	4,295	4,295
Deferred revenue	200,000	200,000

Total current liabilities	309,417	310,335
Capital lease obligations, less current portion	378	378
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock, $.001 par value; 400,000,000 shares authorized; 136,915,234 shares issued and outstanding in 2001	137	137
Additional paid-in capital	276,960	276,960
Deferred compensation	(6)	(6)
Other comprehensive income, net	—	—
Retained earnings	130,016	128,623

Total stockholders’ equity	407,107	405,714

	$1,016,902	$1,016,427

(3) Business Combination

During fiscal year 2002, the Company completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. (“3dfx”) and other acquisitions, for an aggregate purchase price of approximately $79.1 million. These acquisitions have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other acquisitions are immaterial to the consolidated financial statements of the Company.

On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000,

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the Company and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, the Company is to pay 3dfx additional consideration in the form of stock equal to two million shares of the Company’s common stock, subject to 3dfx satisfying certain conditions. If the debts and liabilities of 3dfx can be satisfied for less than $25.0 million and in accordance with the provisions set forth in the agreement, under some circumstances, 3dfx could receive a post-closing advance from the Company of up to $25.0 million and this advance would reduce the number of shares of the Company’s common stock potentially payable to 3dfx by up to one million shares. In the event 3dfx cannot satisfy all of its obligations for $25.0 million, NVIDIA will not be obligated to pay any additional consideration. At this time, 3dfx has not satisfied all terms and conditions necessary to receive any contingent consideration. Consequently, due to the possibility of contingent consideration, the components of the final purchase price could differ from those presented below. In addition, following the asset purchase, the Company and 3dfx filed a stipulation to dismiss with prejudice the patent litigation between the parties. The litigation was dismissed on April 26, 2001, pursuant to a judicial order.

As of January 27, 2002, the 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.2 million were allocated based on fair values as follows:

	3dfx	Straight-Line Amortization Period
	(in thousands)	(years)
Property and equipment	$2,433	1-2
Workforce in place	3,000	2
Patents and trademarks	11,310	5
Goodwill	57,418	5

Total	$74,161

The final allocation will depend upon the composition of 3dfx assets acquired and the Company’s evaluation of the fair value of the net assets. Consequently, the actual allocation of the purchase price could differ from that presented above.

Pro Forma Results of Operations (Unaudited)

The following summary, prepared on a pro forma basis, presents the results of operations as if 3dfx assets were purchased as of the beginning of the periods presented. Pro forma net income includes the effects of amortization of goodwill, the compensation cost of 3dfx employees who transferred to NVIDIA and the related tax effects.

	Years Ending
	January 27, 2002	January 28, 2001	January 30, 2000
		(As Restated)	(As Restated)
	(in thousands, except per share data)
Pro forma revenue	$1,369,471	$735,264	$374,505
Pro forma net income	$174,682	$76,327	$18,910
Pro forma basic net income per share	$1.22	$0.58	$0.16
Pro forma diluted net income per share	$1.02	$0.48	$0.13

The pro forma information is based on estimates and assumptions and may not necessarily be indicative of what the Company’s results of operations or financial position would have been had the transaction been in effect as of and for the periods presented, nor is such information necessarily indicative of the Company’s results of operations or financial position for any future period or date.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Marketable Securities

The following is a summary of cash equivalents and marketable securities at January 27, 2002:

	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
	(in thousands)
Asset-backed securities	$121,614	$193	$121,807
Commercial paper	53,238	—	53,238
Obligations of the U.S. government and its agencies	179,709	303	180,012
U.S. Corporate notes, bonds and obligations	282,886	28	282,914
Certificate of deposit	15,060	1	15,061
Money market	145,503	—	145,503

Total	$798,010	$525	$798,535

Classified as:
Cash equivalents			$340,158
Marketable securities			458,377

			$798,535

The following table summarizes maturities of cash equivalents and marketable securities at January 27, 2002:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$415,910	$415,969
Due in 1 – 5 years	382,100	382,566

Total	$798,010	$798,535

The Company commenced investing activities beginning August 2001 and therefore there was no activity in fiscal 2001.

(5) Discontinued Use of Property

The Company moved into its new headquarters in June 2001 and is still obligated to pay rent for a portion of its previous office space. Since relocating, the Company has been unable to secure a subtenant for its previous office space due to the decrease in demand for commercial rental space as a result of the declining economy. The Company recorded a loss of approximately $3.7 million during fiscal 2002 for the remaining costs related to the preexisting lease, including rental payments, capitalized leasehold improvements, and furniture and fixtures, as the leased property or improvements have no substantive future use or benefit. In December 2001, we filed a complaint against Extreme Networks Inc., the sublessor of the property, seeking repayment of lease payments and other property charges for the period of July 2001 through December 2001 and seeking a declaration that the Company is not liable for any future payments under the lease. No trial date has been set and there is no assurance that the Company will be successful in this matter.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Balance Sheet Components

Certain balance sheet components are as follows:

	January 27, 2002	January 28, 2001

		(As restated –see Note 2)
	(in thousands)
Inventory:
Raw material	$13,367	$22,906
Work in-process	77,130	12,050
Finished goods	123,380	55,424

Total inventory	$213,877	$90,380

At January 27, 2002, the Company had noncancelable inventory purchase commitments totaling $541.0 million.

	January 27, 2002	January 28, 2001

	(in thousands)
Property and Equipment:
Purchased engineering software	$33,717	$25,642
Test equipment	32,330	13,343
Computer equipment	40,169	24,699
Leasehold improvements	36,728	2,110
Construction in process	14,745	8,578
Office furniture and equipment	12,880	1,873

	170,569	76,245
Accumulated depreciation and amortization	(50,441)	(28,965)

Property and equipment, net	$120,128	$47,280

Assets recorded under capital leases included in property and equipment were $12,467,000 and $4,905,000 as of January 27, 2002 and January 28, 2001, respectively. Accumulated amortization thereon was $4,249,000 and $3,979,000 as of January 27, 2002 and January 28, 2001, respectively.

	January 27, 2002	January 28, 2001

		(As restated – see Note 2)
	(in thousands)
Accrued Liabilities:
Accrued customer programs	$55,627	$11,302
Taxes payable	62,922	11,026
Accrued payroll and related expenses	16,389	9,391
Other	6,272	514

Total accrued liabilities	$141,210	$32,233

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Stockholders’ Equity

Common Stock Offering

In October 2000, the Company sold an additional 2,800,000 shares of its common stock to the public for net proceeds of approximately $96.7 million, after deducting underwriting discounts, commissions and expenses of the offering.

Convertible Preferred Stock

As of January 27, 2002, there are no shares of preferred stock outstanding and the Company has no current plans to issue any of the authorized preferred stock except in reference to the agreement with Microsoft entered into on March 5, 2000. The Company entered into an agreement with Microsoft pursuant to which the Company agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox video game console under development by Microsoft. In the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of the Company’s common stock, Microsoft has first and last rights of refusal to purchase the stock.

2000 Nonstatutory Equity Incentive Plan

On August 1, 2000, the Company’s Board of Directors approved the 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”) to provide for the issuance of the Company’s common stock to employees and affiliates who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Options generally expire in 10 years. The Compensation Committee appointed by the Board of Directors has the authority to amend the 2000 Plan and to determine the option term, exercise price and vesting period of each grant. Options generally vest ratably over a four-year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. A total of 16,939,202 shares were authorized for issuance under the 2000 Plan. There were 64,210 shares available for future issuance as of January 27, 2002.

1998 Equity Incentive Plan

The Equity Incentive Plan (the “1998 Plan”) was adopted by the Company’s Board of Directors on February 17, 1998 and was approved by the Company’s stockholders on April 6, 1998 as an amendment and restatement of the Company’s then existing Equity Incentive Plan which had been adopted on May 21, 1993. The 1998 Plan provides for the issuance of the Company’s common stock to directors, employees and consultants. The 1998 Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. On the last day of each fiscal year, starting with the year ending January 31, 1999, the aggregate number of shares of common stock that are available for issuance are automatically to be increased by a number of shares equal to five percent (5%) of the Company’s outstanding common stock on such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method. There are a total of 92,341,166 shares authorized for issuance and 9,352,045 shares are available for future issuance as of January 27, 2002.

Pursuant to the 1998 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options generally expire in 10 years. Vesting periods are determined by the Board of Directors. However, the initial options granted generally vest ratably over a four year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Subsequent grants generally vest quarterly over a four year period. Options granted prior to December 1997 could be exercised prior to full vesting. Any unvested shares so purchased were subject to a repurchase right in favor of the Company at a repurchase price per share that was equal to the original per share purchase price. The right to repurchase at the original price would lapse at the rate of 25% per year over the four-year period from the date of grant. As of January 27, 2002, there were no shares subject to repurchase.

1998 Non-Employee Directors’ Stock Option Plan

In February 1998, the Board adopted the 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) to provide for the automatic grant of options to purchase shares of the Company’s common stock to directors of the Company who are not employees or consultants of the Company or of an affiliate of the Company. Under the Directors Plan, whereby non-employee directors who are elected or appointed for the first time are automatically granted 200,000 non-qualified stock options (“Initial Grant”). On the day following each annual meeting, non-employee directors shall be granted an option to purchase 80,000 shares of common stock and each non-employee director who is a member of a Committee shall be granted an option to purchase 20,000 shares of common stock (“Annual Grant”); however, if the person has not been serving on the Board or committee since the prior year annual meeting, then the number of shares granted will be reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as an non-employee director.

Initial Grants vest monthly over a four-year period and become exercisable on the fourth anniversary of the date of grant. Options under the Annual Grant vest monthly over a one year period and become exercisable on the one-year anniversary of the date of grant if the director has attended at least 75% of the regularly scheduled meetings. If the director fails to attend at least 75% of the regularly scheduled meetings, then options will vest annually over four years following the date of grant at the rate of 10% per year for the first three years and 70% for the fourth year and the entire option will become exercisable on the four-year anniversary of the date of grant. The exercise price for such options is at least 100% of the fair market value on the date of grant. No option granted under the Directors Plan may be exercised after the expiration of 10 years from the date it was granted.

The Compensation Committee administers the Directors Plan. A total of 1,200,000 shares have been authorized and issued under the Directors Plan of which none is available as of January 27, 2002. In July 2000, the Board of Directors amended the 1998 Plan to incorporate the automatic grant provisions of the Directors Plan. Future grants will be made out of the 1998 Plan.

Employee Stock Purchase Plan

In February 1998, the Board approved the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). In June 1999, the plan was amended to increase the number of shares reserved for issuance automatically each year at the end of the Company’s fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares of the Company on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 26,000,000 shares. There are a total of 12,098,527 shares authorized for issuance. At January 27, 2002, 1,499,548 shares have been issued under the Purchase Plan and 10,598,978 shares are available for further issuance.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, separate offering periods shall be no longer than 27 months. Under the current offering adopted pursuant to the Purchase Plan, each offering period is 12 months, which is divided into two purchase periods of 6 months.

Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board. Employees who participate in an offering generally can have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board, to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period or 85% at the fair market value of the common stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and in each case their contributions are refunded.

Stock-Based Compensation

The Company accounts for the 1998 Plan and 2000 Plan using the intrinsic value method. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. With respect to certain options granted during 1997 and the one month ended January 31, 1998, the Company recorded deferred compensation of $4,277,000 and $361,000, respectively, for the difference at the grant date between the exercise price per share and the fair value per share, based upon independent valuations and management’s estimate of the fair value of the Company’s common stock on the various grant dates of the common stock underlying the options. This amount was amortized over the vesting period of the individual options, generally four years, and has been fully amortized in fiscal year 2002.

As permitted under Statement of Financial Accounting Standards No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock-based awards to employees. Compensation cost for the Company’s stock-based compensation plans as determined consistent with SFAS No. 123, would have decreased net income to the pro forma amounts indicated below:

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
		(As Restated)	(As Restated)
	(in thousands, except per share data)
Net income	$176,924	$98,469	$40,959
Net income—pro forma	$49,390	$53,271	$33,258
Basic net income per share	$1.24	$0.75	$0.34
Basic net income per share—pro forma	$0.35	$0.41	$0.28
Diluted net income per share	$1.03	$0.62	$0.28
Diluted net income per share—pro forma	$0.29	$0.33	$0.23

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the purpose of the proforma calculation the fair value of shares purchased under the Purchase Plan has been estimated at the date of purchase using the Black-Scholes option pricing model with the following assumptions:

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
Weighted average expected life (in months)	6	8	5
Risk free interest rate	4.7%	6.2%	5.1%
Volatility	83%	85%	70%
Dividend yield	—	—	—

For the purpose of the proforma calculation the weighted-average fair value of shares purchased under the Purchase Plan during the year ended January 27, 2002, January 28, 2001 and January 30, 2000 was approximately $8.79, $7.04 and $2.21, respectively.

For the purpose of the pro forma calculation, the fair value of options granted under the Company’s stock option plans has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
Weighted average expected life (in years)	4	4	5
Risk free interest rate	4.3%	5.7%	5.8%
Volatility	83%	85%	70%
Dividend yield	—	—	—

For the purpose of the pro forma calculation, the weighted-average per share fair value of options granted during the years ended January 27, 2002, January 28, 2001 and January 30, 2000 was approximately $23.94, $13.02 and $6.77, respectively.

The following summarizes the transactions under the 1998 Plan, 2000 Plan and Directors Plan:

	Available for Grant	Number of Shares Under Option	Weighted Average Price Per Share
Balances, January 31, 1999	11,190,802	36,225,680	$1.28
Authorized	7,723,848	—	—
Repurchased	180,000	—	—
Granted	(13,558,400)	13,558,400	5.40
Exercised	—	(7,157,876)	.89
Cancelled	3,243,406	(3,243,404)	1.57

Balances, January 30, 2000	8,779,656	39,382,800	2.75
Authorized	24,487,914	—	—
Granted	(21,854,750)	21,854,750	20.20
Exercised	—	(9,020,610)	1.85
Cancelled	1,667,584	(1,667,584)	7.37

Balances, January 28, 2001	13,080,404	50,549,356	10.30
Authorized	9,954,182	—	—
Granted	(15,159,700)	15,154,700	38.14
Exercised	—	(12,282,958)	6.87
Cancelled	1,541,369	(1,541,369)	13.90

Balances, January 27, 2002	9,416,255	51,879,729	$19.14

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 1998, the Board of Directors adopted a resolution allowing employees to exchange some or all of their existing unexercised options to purchase common stock of the Company for options having an exercise price of $1.58 per share. The repriced options retain the same vesting schedule as the originally issued options, but the repriced options did not become exercisable until July 1999. Options to purchase approximately 5,014,000 shares of common stock were repriced under this program. Stock options held by executive officers and directors were not eligible for such repricing.

During fiscal 2000, the Company granted common stock options within the 1998 Plan to consultants for services rendered. The fair value of all option grants to non-employees has been estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield—none; expected life—contractual term; risk free interest rates—6.0% to 6.5%; volatility—60%. The estimated fair value of these options was $22,000 in fiscal 2000.

The following table summarizes information about stock options outstanding as of January 27, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.09 — $ 0.09	590,826	5.1	$0.09	590,826	$0.09
0.33 — 0.33	442,650	5.6	$0.33	442,650	$0.33
0.66 — 0.79	979,778	5.9	$0.75	979,778	$0.75
1.04 — 1.38	454,419	6.0	$1.33	342,644	$1.31
1.58 — 2.25	8,768,004	6.4	$1.77	5,880,386	$1.79
4.09 — 5.88	6,789,258	7.6	$4.83	2,124,908	$4.52
8.66 — 9.34	2,484,683	8.0	$9.14	575,949	$9.19
14.97 — 22.34	10,605,985	8.7	$16.86	1,466,603	$16.60
24.63 — 36.88	17,340,126	9.2	$32.77	1,815,641	$30.08
39.53 — 53.61	2,326,900	9.6	$43.54	250	$39.53
65.47 — 65.47	1,097,100	10.0	$65.47	0	—

$ 0.09 — $65.47	51,879,729	8.2	$19.14	14,219,635	$7.44

(8) 401(K) Plan

The Company has a 401(K) Plan (the “Plan”) covering substantially all of its United States employees. Under the Plan, participating employees may defer up to 20 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.

(9) Financial Arrangements, Commitments and Contingencies

Convertible Subordinated Notes

In October 2000, the Company sold $300 million of 4¾% convertible subordinated notes (the “Notes”) due October 15, 2007. Proceeds net of issuance costs were $290.8 million. Issuance costs are being amortized to interest expense on a straight-line basis, which approximates the interest rate method over the term of the notes. Interest on the Notes accrues at the rate of 4¾% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The Notes are redeemable at the Company’s option on or after October 20, 2003. The Notes are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion price of $46.36 per share, subject to adjustment in certain circumstances. In the event of a fundamental change, as defined in the Notes indenture, each holder of the Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase the Notes, in whole or in part, at a repurchase price of 100% of the principal amount, plus accrued interest to the repurchase date. In connection with its debt financing arrangement, the Company incurred certain direct, incremental costs from third parties who perform services that assisted in the closing of the related transactions. These costs totaling $9.2 million are included in deposits and other assets on the balance sheet and amortized using the straight line method over the term of the financing.

Lease Obligations

In April 2000, the Company entered into leases for its new headquarters complex in Santa Clara, California. The first phase of two buildings was completed in June 2001, and the second phase of one building was completed in July 2001. The last phase consisting of approximately 125,000 square feet was completed in February 2002. The $7.0 million in restricted cash relating to letters of credit in place for the developer of the new facility is expected to be released in May 2002. The leases expire in 2012 and includes two seven-year renewals at the Company’s option. Future minimum lease payments under these operating leases total approximately $224.3 million over the terms of the leases and are included in the future minimum lease schedule below.

In addition to the commitment of the new headquarters, the Company has other office facilities under operating leases expiring through 2016. Future minimum lease payments under the Company’s noncancelable capital and operating leases as of January 27, 2002, are as follows:

Year ending January	Operating	Capital
	(in thousands)
2003	$20,772	$4,597
2004	21,650	4,175
2005	21,836	2,103
2006	22,055	—
2007	22,811	—
2008 and thereafter	125,673	—

Total	$234,797	10,875

Less amount representing interest, at rates ranging from 8% to 10%		(1,118)

Present value of minimum lease payments		9,757
Less current portion		3,896

Long term portion		$5,861

The following is an analysis of the property and equipment under capital leases by major classes:

	January 27, 2002	January 28, 2001
	(in thousands)
Classes of Property and Equipment:
Computer equipment	$4,348	$3,364
Test equipment	6,894	805
Software and other	1,225	736

	12,467	4,905
Accumulated depreciation and amortization	(4,249)	(3,979)

Leased property and equipment, net	$8,218	$926

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended January 27, 2002, January 28, 2001 and January 30, 2000 was approximately $13,832,000, $3,127,000 and $2,501,000, respectively.

Litigation

On May 19, 2000, the Company filed suit against Graphiques Matrox, Inc. and Systemes Electroniques Matrox Ltd. (collectively “Matrox”) in Santa Clara County Superior Court alleging that Matrox’s efforts to prevent its current and former employees from pursuing employment opportunities with the Company constitute interference with prospective economic advantage and unfair competition. The Company’s suit sought, among other things, unspecified monetary damages, a declaration that Matrox’s confidentiality and/or non-competition agreements are unenforceable under California law and a declaration that its use of those agreements and other tactics constitutes unfair competition. On May 26, 2000, the case was transferred to the San Jose Division of the United States District Court for the Northern District of California. On June 14, 2000, Matrox filed an answer denying the Company’s claims and a counterclaim alleging trade secret misappropriation, intentional interference with contractual relations and unfair competition. Matrox’s California suit seeks unspecified monetary damages and injunctive relief. The Company filed an answer to this counterclaim on July 7, 2000, denying all of Matrox’s claims. Since then, the parties have settled all of the pending litigation matters between them. Pursuant to that settlement, this lawsuit has been dismissed with prejudice by both parties without payment of any money to Matrox by the Company.

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed an action in the United States District Court for the Northern District of California, or the Northern District, against the Company and certain officers of the Company, alleging violations of the federal securities laws arising out of the Company’s announcement on February 14, 2002 of an internal investigation of certain accounting matters. As of April 30, 2002, approximately 13 similar actions were filed in the Northern District, along with three related derivative actions against the Company, certain of its executive officers, directors and its independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court, collectively the Actions. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. No discovery has been conducted. The Company is obligated to indemnify its officers and directors in connection with the Actions and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company intends to vigorously defend these Actions. The Company is unable, however, to predict the ultimate outcome of the Actions. There can be no assurance the Company will be successful in defending the Actions and if the Company is unsuccessful the Company may be subject to significant damages. Even if the Company is successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

The SEC staff informed the Company in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized a private investigation into such matters. In accordance with the suggestion and advice of the SEC staff, the Company launched a review of these matters. On April 29, 2002, the Company announced that the Audit Committee of the Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the firm of KPMG LLP, concluded its review and determined that it was appropriate to restate the Company’s financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. The Audit Committee has worked in cooperation with the SEC and has provided the SEC with extensive information and the conclusions of the review. Further actions by the SEC or other governmental or regulatory agencies with respect to the Company or its personnel arising out of the restatement of its financial statements or other matters may take significant time, may be expensive and may divert management’s attention from other business concerns and harm the Company’s business.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has been engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft has requested that the arbitration panel require that the Company supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. The Company does not believe it has a requirements obligation to Microsoft and plans to submit its position to the arbitration panel shortly. For sales of the Xbox media communication processor, the Company has deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $13.2 million as of January 27, 2002, the end of the Company’s fiscal 2002. The Company expects that it will continue to defer such amount on future sales of this processor until resolution of the matter. The arbitration will be conducted in New York by a panel under the rules of the American Arbitration Association.

There can be no assurance that the Company will prevail in the arbitration or continue to supply graphics and other processors for the Xbox. If it does not prevail, the Company may (i) be compelled to deliver Xbox processors at reduced pricing, resulting in reduced gross margins, or a loss, on such processors; (ii) be required to reduce production and delivery of other products in order to satisfy obligations to Microsoft; (iii) be required to pay significant damages to Microsoft; or (iv) be subject to other remedies that could have a material adverse impact on the Company’s business. Even if the Company does prevail, there can be no assurance that its business will not be materially harmed.

The Company is subject to other legal proceedings, but does not believe that the ultimate outcome of any of these proceedings will have a material adverse effect on its financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period.

Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations. As of January 27, 2002 and January 28, 2001, no accruals for these contingencies have been recorded. In addition to the above litigation, from time to time the Company is subject to claims in the ordinary course of business, none of which is viewed to have a material adverse impact on the Company’s business or financial position if resolved unfavorably.

(10) Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
		(As Restated)	(As Restated)
	(in thousands)
Current:
Federal	$—	$—	$12,751
State	134	205	1,041
Foreign	38,673	10,136	—

Total current	38,807	10,341	13,792
Deferred:
Federal	(43,738)	(15,866)	(3,923)
State	(8,176)	(11,335)	(1,070)
Foreign	—	—	—

Total deferred	(51,914)	(27,201)	(4,993)
Charge in lieu of taxes attributable to employer stock option plans	88,932	63,199	10,613

Total income taxes	$75,825	$46,339	$19,412

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income before income taxes consist of the following:

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
		(As Restated)	(As Restated)
	(in thousands)
Domestic	$39,613	$105,147	$60,371
Foreign	213,136	39,661	—

	$252,749	$144,808	$60,371

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as follows:

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000
		(As Restated)	(As Restated)
	(in thousands)
Tax expense (benefit) computed at Federal Statutory Rate	$88,462	$50,683	$21,130
State income taxes, net of federal tax benefit	(531)	2,547	1,672
Foreign tax rate differential	(7,489)	(3,747)	—
Research and experimental credit	(4,736)	(3,274)	(1,389)
Change in valuation allowance	—	—	(4,784)
Other	119	130	2,783

Total income taxes	$75,825	$46,339	$19,412

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets are presented below:

	January 27, 2002	January 28, 2001
	(in thousands)
Net operating loss carryforwards	$141,882	$3,216
Accruals and reserves, not currently deductible for tax purposes	202	10,008
Property, equipment and intangible assets	226	9,820
Research and other tax credit carryforwards	46,060	9,376

Total gross deferred tax assets	188,370	32,420
Less valuation allowance	(104,036)	—

Net deferred tax assets	$84,334	$32,420

A valuation allowance was not established for fiscal year ended January 28, 2001 as management believed it was more likely than not that future operations would generate sufficient taxable income to realize the deferred tax assets. For fiscal year ended January 27, 2002, the Company established a valuation allowance on deferred tax assets attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, when realized, will be accounted for as a credit to stockholders’ equity.

The Company has not established a deferred tax liability on a cumulative total of approximately $236.0 million of undistributed earnings as of January 27, 2002 for certain non-U.S. subsidiaries, as the Company intends to reinvest these earnings indefinitely in operations outside the United States.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 27, 2002, the Company had Federal and California net operating loss carryforwards of approximately $372.8 and $114.0 million, respectively. The federal net operating loss carryforward will expire in fiscal year 2022, and the California net operating loss carryforward will expire in fiscal year 2012. As of January 27, 2002, the Company has federal research and experimentation tax credit carryforwards of approximately $18.7 million that will expire in fiscal year 2022, California research and experimentation tax credit carryforwards of approximately $26.0 million that may be carried over indefinitely, and other California state tax credit carryforwards of approximately $1.3 million that will expire in fiscal year 2010. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

(11) Microsoft Agreement

On March 5, 2000, the Company entered into an agreement with Microsoft in which the Company agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. On February 14, 2001, the Company announced that its Xbox IGP and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company, or TSMC, for prototype fabrication. These processors are fabricated on a .15-micron process technology and commercial shipment began in July 2001. In April 2000, Microsoft paid the Company $200.0 million under the agreement as an advance against processor purchases. This advance has been fully utilized due to purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it.

The Company has been engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft has requested that the arbitration panel require that the Company supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. The Company does not believe it has a requirements obligation to Microsoft and plans to submit its position to the arbitration panel shortly. For sales of the Xbox media communication processor, the Company has deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $13.2 million as of January 27, 2002, the end of the Company’s fiscal 2002. The Company expects that it will continue to defer such amount on future sales of this processor until resolution of the matter. The arbitration will be conducted in New York by a panel under the rules of the American Arbitration Association.

(12) Long-term Software Licensing Agreement

On April 12, 1999, the Company entered into a $10.0 million five-year software licensing agreement with a supplier in the electronic design automation industry. Under this agreement, the $10.0 million was due in two installments. The first installment was settled in June 1999 for 975,608 shares of the Company’s common stock valued at $5.0 million. The second installment was settled in cash on March 31, 2000.

(13) Stock Repurchase Agreement

In June 1999, the Company repurchased 1,714,288 shares of the Company’s common stock from a major customer in settlement for a portion of then outstanding accounts receivable, in the amount of $7.5 million.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Segment Information

The Company operates in a single industry segment: the design, development and marketing of 3D graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The following table summarizes information pertaining to the Company’s operations in different geographic areas as follows:

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000

	(in thousands)
Revenue:
U.S. and North America	$243,697	$77,809	$103,609
Asia Pacific	1,071,726	556,088	208,832
Europe	54,048	101,367	62,064

Total revenue	$1,369,471	$735,264	$374,505

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000

	(in thousands)
Long-lived assets:
U.S. and North America	$268,272	$86,073	$44,457
Asia Pacific	462	73	—
Europe	1,259	545	—

Total long-lived assets	$269,993	$86,691	$44,457

Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

	Year Ended January 27, 2002	Year Ended January 28, 2001	Year Ended January 30, 2000

Revenue:
Customer A	14%	4%	3%
Customer B	—	—	15%
Customer C	—	5%	17%
Customer D	10%	5%	—
Customer E	20%	25%	15%
Customer F	7%	9%	10%
Customer G	7%	11%	5%

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of January 27, 2002	As of January 28, 2001

Accounts Receivable:
Customer A	16%	4%
Customer B	—	—
Customer C	—	1%
Customer D	9%	3%
Customer E	14%	18%
Customer F	7%	7%
Customer G	6%	16%

(15) Quarterly Summary (Unaudited)

See Note 2 for nature of adjustments.

	Fiscal 2002 Quarters Ended
	Jan. 27, 2002	Oct. 28, 2001		July 29, 2001		April 29, 2001
	(1)	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$503,688	$364,976	$370,241	$259,875	$260,259	$240,932	$240,932
Cost of revenues	314,377	231,508	231,698	157,636	156,571	146,712	149,295
Gross profit	189,311	133,468	138,543	102,239	103,688	94,220	91,637
Net income	76,033	41,315	44,661	32,926	33,576	26,650	25,867
Basic net income per share	$.52	$.29	$.31	$.23	$.24	$.19	$.19
Diluted net income per share	$.43	$.24	$.26	$.19	$.20	$.16	$.16

	Fiscal 2001 Quarters Ended
	Jan. 28, 2001		Oct. 29, 2000		July 30, 2000		April 30, 2000
	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data)
Statement of Operation Data:
Revenues	$219,796	$218,218	$197,667	$198,165	$169,318	$170,398	$148,483	$148,483
Cost of revenues	136,312	135,849	123,775	124,643	105,334	106,631	96,964	92,975
Gross profit	83,484	82,369	73,892	73,522	63,984	63,767	51,519	55,508
Net income	31,817	31,060	28,320	28,068	23,637	22,522	14,695	18,287
Basic net income per share	$.23	$.23	$.21	$.21	$.18	$.17	$.12	$.14
Diluted net income per share	$.20	$.19	$.18	$.17	$.15	$.14	$.09	$.12

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2000 Quarters Ended
	Jan. 30, 2000		Oct. 31, 1999		Aug. 1, 1999		May 2, 1999
	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	(2)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$128,455	$128,455	$97,015	$97,015	$78,017	$78,017	$71,018
Cost of revenues	80,744	79,809	56,747	60,195	49,225	49,625	45,946
Gross profit	47,711	48,646	40,268	36,820	28,792	28,392	25,072
Net income	14,592	14,587	13,029	10,564	7,077	6,686	6,261
Basic net income per share	$.12	$.12	$.11	$.09	$.06	$.06	$.05
Diluted net income per share	$.10	$.10	$.09	$.07	$.05	$.05	$.04

(1)
As compared to the amounts announced by the Company on February 14, 2002, revenue for the quarter ended January 27, 2002 was increased by $3.750 million, cost of revenue was reduced by $1.615 million, net income was increased by $3.070 million and diluted net income per share increased by $0.02 per share.

(2)	For the quarter ended May 2, 1999, there were no changes from previously reported amounts.

NVIDIA CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance Beginning Of Period	Additions (3)	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended January 27, 2002
Allowance for sales returns and allowances	$7,092	$17,171	—	$8,677	(1)	$15,586

Allowance for doubtful accounts	$1,311	$2,628	—	$1,446	(2)	$2,493

Year ended January 28, 2001
Allowance for sales returns and allowances	$4,092	$12,436	—	$9,436	(1)	$7,092

Allowance for doubtful accounts	$2,351	$1,985	—	$3,025	(2)	$1,311

Year ended January 30, 2000
Allowance for sales returns and allowances	$2,627	$4,546	—	$3,081	(1)	$4,092

Allowance for doubtful accounts	$—	$2,395	—	$44	(2)	$2,351

(1)	Represents amounts written off against the allowance for sales returns.
(2)	Uncollectible accounts written off.
(3)	Allowances for sales returns are charged to revenue. Allowances for doubtful accounts are charged to expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

NVIDIA Corporation

By: /s/ JEN-HSUN HUANG Jen-Hsun Huang President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jen-Hsun Huang and Mary Dotz, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEN-HSUN HUANG Jen-Hsun Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2002

/s/ MARY DOTZ Mary Dotz	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2002

/s/ TENCH COXE Tench Coxe	Director	May 14, 2002

/s/ JAMES C. GAITHER James C. Gaither	Director	May 14, 2002

/s/ HARVEY C. JONES Harvey C. Jones	Director	May 14, 2002

/s/ WILLIAM J. MILLER William J. Miller	Director	May 14, 2002

/s/ A. BROOKE SEAWELL A. Brooke Seawell	Director	May 14, 2002

/s/ MARK A. STEVENS Mark A. Stevens	Director	May 14, 2002