Form 10-Q
period 2002-04-28
NVIDIA CORP/CA
filed 2002-06-10
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23985

NVIDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3177549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 San Tomas Expressway
Santa Clara, California 95050
(408) 486-2000
(Address, including Zip Code, of Registrant’s Principal Executive Offices and  Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding as of May 24, 2002 was 151,974,062 shares.

NVIDIA CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 28, 2002	January 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$307,151	$333,000
Restricted cash	7,000	7,000
Marketable securities	521,246	458,377
Accounts receivable, less allowances of $21,884 at April 28, 2002 and $18,079 at January 27, 2002	151,429	147,348
Inventory	253,927	213,877
Prepaid expenses and other current assets	11,882	8,078
Prepaid and deferred taxes	66,429	66,429

Total current assets	1,319,064	1,234,109
Property and equipment, net	131,267	120,128
Deposits and other assets	10,488	11,897
Prepaid and deferred taxes	56,041	55,921
Goodwill and intangible assets, net	82,857	81,119

	$1,599,717	$1,503,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,360	$214,019
Accrued liabilities	181,928	141,210
Current portion of note and capital lease obligations	3,944	3,896
Interest payable on convertible debenture	528	4,176
Deferred revenue	49,369	70,193

Total current liabilities	426,129	433,494
Capital lease obligations, less current portion	4,937	5,861
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock	151	150
Additional paid-in capital	478,481	456,621
Other comprehensive income (loss), net	(166)	108
Retained earnings	390,185	306,940

Total stockholders’ equity	868,651	763,819

	$1,599,717	$1,503,174

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 28, 2002	April 29, 2002
		(As restated— see Note 2)
Revenue	$582,905	$240,932
Cost of revenue	375,740	146,712

Gross profit	207,165	94,220

Operating expenses:
Research and development	52,492	32,593
Sales, general and administrative	37,482	19,122
Amortization of goodwill	—	375
Acquisition related charges	—	9,573

Total operating expenses	89,974	61,663

Operating income	117,191	32,557
Interest and other income, net	1,731	5,515

Income before income tax expense	118,922	38,072
Income tax expense	35,677	11,422

Net income	$83,245	$26,650

Basic net income per share	$0.55	$0.19
Diluted net income per share	$0.47	$0.16
Shares used in basic per share computation	150,684	138,643
Shares used in diluted per share computation	182,565	165,711

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	April 28, 2002	April 29, 2002
		(As restated—see Note 2)
Cash flows from operating activities:
Net income	$83,245	$26,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,830	6,195
Deferred income taxes	(120)	4,154
Stock based compensation	(156)	—
Amortization of deferred compensation	—	4
Bad debt expense	236	189
Tax benefit from employee stock plans	7,030	15,214
Changes in operating assets and liabilities:
Accounts receivable	(4,317)	18,170
Inventory	(40,050)	928
Prepaid income taxes	—	(42,520)
Prepaid expenses and other current assets	(3,804)	(2,179)
Deposits and other assets	1,077	81
Accounts payable	(23,659)	(692)
Accrued liabilities	37,287	9,484
Deferred revenue	(20,824)	—

Net cash provided by operating activities	48,775	35,678

Cash flows from investing activities:
Purchases of marketable securities	(113,638)	—
Maturities of marketable securities	50,075	—
Purchase of certain assets from various businesses	(3,980)	(63,610)
Purchase of property and equipment	(21,192)	(31,741)
Deposit and release of restricted cash	—	(3,550)

Net cash used in investing activities	(88,735)	(98,901)

Cash flows from financing activities:
Convertible debenture-net of issuance costs	—	(18)
Common stock issued under employee stock plans	14,981	16,514
Sale of common stock under public offering, net of issuance costs	—	(18)
Payments under capital leases	(870)	(230)

Net cash provided by financing activities	14,111	16,248

Change in cash and cash equivalents	(25,849)	(46,975)
Cash and cash equivalents at beginning of period	333,000	674,275

Cash and cash equivalents at end of period	$307,151	$627,300

Cash paid for interest	$7,331	$7,364

Cash paid (refund) for taxes	$(6,508)	$34,084

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    Basis of presentation

The accompanying condensed consolidated unaudited financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 27, 2002.

Reclassifications

Certain prior year balances were reclassified to conform to the current period presentation.

(2) Restatement

In January 2002, NVIDIA’s Audit Committee initiated a review at the request of, and in cooperation with, the staff of the SEC. Based on findings of the review, the financial statements for the first three quarters of fiscal year 2002 and for the fiscal years 2001 and 2000 were restated in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2002 filed on May 14, 2002. The accompanying condensed consolidated income statement and balance sheet for the first quarter ended April 29, 2001 present restated results. For the three months ended April 29, 2001, adjustments to cost of revenues reflect primarily the recording of manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily the timing of the recording of accruals.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A comparison of the restated and previously reported income statement and balance sheet for the three months ended April 29, 2001 follows:

	Condensed Consolidated Income Statement
	For the Three Months Ended April 29, 2001
	(unaudited)
	As	Previously
	Restated	Reported
	(in thousands, except per share data)
Revenue	$240,932	$240,932
Cost of revenue	146,712	149,295

Gross profit	94,220	91,637

Operating expenses:
Research and development	32,593	31,414
Sales, general and administrative	19,122	18,837
Amortization of goodwill	375	375
Acquisition related charges	9,573	9,573

Total operating expenses	61,663	60,199

Operating income	32,557	31,438
Interest and other income, net	5,515	5,515

Income before tax expense	38,072	36,953
Income tax expense	11,422	11,086

Net income	$26,650	$25,867

Basic net income per share	$0.19	$0.19
Diluted net income per share	$0.16	$0.16
Shares used in basic per share computation	138,643	138,643
Shares used in diluted per share computation	165,711	165,711

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Condensed Consolidated Balance Sheet
	As of April 29, 2001
	(unaudited)
		As
	As	Previously
ASSETS	Restated	Reported
	(in thousands)
Current assets:
Cash and cash equivalents	$627,301	$627,301
Restricted cash	28,050	28,050
Accounts receivable, net	86,629	86,629
Inventory	89,452	86,770
Prepaid expenses and other current assets	10,535	11,172
Prepaid and deferred taxes	40,731	40,731

Total current assets	882,698	880,653
Property and equipment, net	74,333	74,333
Deposits and other assets	10,513	10,513
Prepaid and deferred taxes	30,053	30,053
Goodwill and intangible assets, net	86,232	86,232

	$1,083,829	$1,081,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,610	$72,048
Accrued liabilities	46,011	45,704
Current portion of capital lease obligations	429	429
Deferred revenue	200,000	200,000

Total current liabilities	318,050	318,181
Capital lease obligations, less current portion	307	307
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock	140	140
Additional paid-in capital	308,668	308,668
Deferred compensation	(2)	(2)
Retained earnings	156,666	154,490

Total stockholders’ equity	465,472	463,296

	$1,083,829	$1,081,784

(3) Recent Accounting Pronouncements

Effective fiscal 2003, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the implementation of SFAS No. 142, the Company has completed a transitional goodwill impairment test and found no impairment. Upon adoption of the new business combination rules, acquired workforce no longer meets the definition of an identified intangible asset. As a result, the net balance of $1.8 million has been reclassified to goodwill in fiscal 2003. The adoption of SFAS No. 142 ceased the amortization of goodwill which otherwise would have been approximately $3.2 million for the quarter ended April 28, 2002. The adjusted effects of the adoption of SFAS No. 142 are as follows:

	Three Months Ended
	April 28, 2002	April 29, 2001	April 29, 2001
	As Reported	As Adjusted	As Restated
Amortization of goodwill	$—	$—	$375
Net income	$83,245	$26,913	$26,650
Basic EPS	$0.55	$0.19	$0.19
Diluted EPS	$0.47	$0.16	$0.16

In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective fiscal 2003. The adoption of SFAS 144 has not had an impact on the Company’s consolidated financial position or results of operations.

(4)    Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the as-if-converted method for the convertible debenture and the treasury stock method for stock options. Under the as-if-converted method, the convertible debentures are not included in the computation of net income per share for the period ended April 29, 2001 as their effect is antidulitive. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	April 28, 2002	April 29, 2001
		(As restated – see Note 2)
	(in thousands)
Numerator:
Numerator for basic net income per share	$83,245	$26,650
Effect of adding back interest and amortization expense associated with the convertible debentures after tax	2,665	—

Numerator for diluted net income per share	$85,910	$26,650

Denominator:
Demoninator for basic net income per share, Weighted average shares	150,684	138,643
Effect of dilutive securities:
Convertible debentures	6,472	—
Stock options outstanding	25,409	27,068

Demoninator for diluted net income per share	182,565	165,711

Net income per share:
Basis net income per share	$0.55	$0.19
Diluted net income per share	$0.47	$0.16

For the quarter ended April 28, 2002, instruments excluded from the computation of diluted earnings per share were options to acquire 1,963,350 shares of common stock with a weighted average exercise price of $59.21. For the quarter ended April 29, 2001, instruments excluded from the computation of diluted earnings per share were options to acquire 2,917,900 shares of common stock with a weighted average exercise price of $32.25 and the assumed conversion of convertible debt into 6,471,793 shares of common stock at a conversion price of $46.36.

(5)    Business Combination

During fiscal year 2002, the Company completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. (“3dfx”) and other acquisitions, for an aggregate purchase price of approximately $79.1 million. These acquisitions have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other acquisitions is immaterial to the condensed consolidated financial statements of the Company.

On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between the Company and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, the Company is to pay 3dfx additional consideration in the form of stock equal to two million shares of the Company’s common stock, subject to 3dfx satisfying certain conditions. If the debts and liabilities of 3dfx can be satified for less than $25.0 million and in accordance with the provisions set forth in the agreement, under some circumstances, 3dfx could receive a post-closing advance from the Company of up to $25.0 million and this advance would reduce the number of shares of the Company’s common stock potentially payable to 3dfx by up to one million shares. In the event 3dfx cannot satisfy all of its obligations for $25.0 million, NVIDIA will not be obligated to pay any additional consideration. At this time, 3dfx has not satisfied all terms and conditions necessary to receive any contingent consideration. Consequently, due to the possibility of contingent consideration, the components of the final purchase price could differ from those presented below. In addition, following the asset purchase, the Company and 3dfx filed a stipulation to dismiss with prejudice the patent litigation between the parties. The litigation was dismissed on April 26, 2001, pursuant to a judicial order.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 28, 2002, the 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.2 million were allocated based on fair values presented below. Upon the adoption of SFAS No. 142, approximately $3.0 million of intangible assets previously allocated to workforce in place were subsumed into goodwill in fiscal 2003. In addition, amortization of goodwill ceased in accordance with the new accounting rules.

	3dfx	Straight-Line Amortization Period
	(in thousands)	(years)
Property and equipment	$2,433	1-2
Patents and trademarks	11,310	5
Goodwill	60,418	—

Total	$74,161

The final allocation will depend upon the composition of 3dfx assets acquired and the Company’s evaluation of the fair value of the net assets. Consequently, the actual allocation of the purchase price could differ from that presented above.

(6)    Marketable Securities

The Company accounts for its investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. The Company classifies its marketable debt securities at the date of acquisition in the available-for-sale category. These securities are reported at fair value with the related unrealized gains and losses included in other comprehensive income, net of tax, a component of stockholders’ equity. The average holding periods until maturity of our cash equivalents and marketable securities were approximately 16 and 556 days, respectively. The principal amounts and related weighted-average interest rates for our investment portfolio were $305.6 million and 1.79% for cash equivalents, and $521.2 million and 3.24% for marketable securities as of April 28, 2002.

(7)    Balance Sheet Components

Certain balance sheet components are as follows:

Inventory:	April 28, 2002	January 27, 2002
	(in thousands)
Raw material	$29,781	$13,367
Work in-process	33,772	77,130
Finished goods	190,374	123,380

Total inventory	$253,927	$213,877

At April 28, 2002, the Company had noncancelable inventory purchase commitments totaling $454.5 million.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities:	April 28, 2002	January 27, 2002
	(in thousands)
Accrued customer programs	$55,954	$55,627
Taxes payable	98,232	62,922
Accrued payroll and related expenses	17,568	16,389
Other	10,174	6,272

Total accrued liabilities	$181,928	$141,210

(8)    Segment Information

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

	Three Months Ended
	April 28, 2002	April 29, 2001
	(in thousands)
Revenue:
U.S. and North America	$191,736	$15,249
Asia Pacific	376,727	211,625
Europe	14,442	14,058

Total revenue	$582,905	$240,932

Revenues from significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

	Three Months Ended
	April 28, 2002	April 29, 2001
Revenue:
Customer A	14%	6%
Customer B	22%	—
Customer C	17%	31%
Customer D	9%	14%
Customer E	8%	10%

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of April 28, 2002	As of January 27, 2002
Accounts Receivable:
Customer A	20%	16%
Customer B	—	—
Customer C	15%	14%
Customer D	12%	9%
Customer E	12%	7%

(9)    Microsoft Agreement

On March 5, 2000, the Company entered into an agreement with Microsoft in which the Company agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. On February 14, 2001, the Company announced that its Xbox IGP and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company, or TSMC, for prototype fabrication. These processors are fabricated on a .15-micron process technology and commercial shipment began in July 2001. In April 2000, Microsoft paid the Company $200.0 million under the agreement as an advance against processor purchases. This advance was fully utilized by purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it.

The Company is engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that the Company supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. The Company does not believe it has a requirements obligation to Microsoft and has submitted its position to the arbitration panel. The Company has agreed only to fulfill the Microsoft purchase orders that the Company has already accepted, which the Company believes will result in shipments to Microsoft sufficient for it to meet its published expectations for installed units as of the end of this year. For sales of the Xbox media communication processor, the Company has deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $25.6 million as of April 28, 2002. The Company expects that it will continue to defer revenue related to the disputed pricing for future sales of this processor until resolution of the matter. The arbitration will be conducted in New York by a panel under the rules of the American Arbitration Association.

(10)    Litigation

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed an action in the United States District Court for the Northern District of California, or the Northern District, against the Company and certain officers of the Company, alleging violations of the federal securities laws arising out of the Company’s announcement on February 14, 2002 of an internal investigation of certain accounting matters. As of April 30, 2002, approximately 13 similar actions (“the Federal Class Actions”) were filed in the Northern District, along with three related derivative actions against the Company, certain of its executive officers, directors and its independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court, collectively the Actions. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. No discovery has been conducted. The Federal Class Actions have been consolidated and lead plaintiffs appointed. The consolidated amended complaint should be filed by August 5, 2002. The Company is obligated to indemnify its officers and directors in connection with the Actions and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company intends to vigorously defend these Actions. The Company is unable, however, to predict the ultimate outcome of the Actions. There can be no assurance the

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company will be successful in defending the Actions and if the Company is unsuccessful the Company may be subject to significant damages. Even if the Company is successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

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

The Company is engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that the Company supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. The Company does not believe it has a requirements obligation to Microsoft and has submitted its position to the arbitration panel. The Company has agreed only to fulfill the Microsoft purchase orders that the Company has already accepted, which the Company believes will result in shipments to Microsoft sufficient for it to meet its published expectations for installed units as of the end of this year. For sales of the Xbox media communication processor, the Company has deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $25.6 million as of April 28, 2002. The Company expects that it will continue to defer revenue related to the disputed pricing for future sales of this processor until resolution of the matter. The arbitration will be conducted in New York by a panel under the rules of the American Arbitration Association.

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

Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations. As of April 28, 2002 and April 29, 2001, no accruals for these contingencies have been recorded. In addition to the above litigation, from time to time the Company is subject to claims in the ordinary course of business, none of which are viewed to have a material adverse impact on the Company’s business or financial position if resolved unfavorably.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement

We conducted a review of our accounting records and financial statements in response to an inquiry from the SEC. Based on the results of the review, we restated the financial statements and related disclosures for the first three quarters of fiscal year 2002 and for the fiscal years 2001 and 2000 in our Annual Report on Form 10-K for the fiscal year ended January 27, 2002 filed on May 14, 2002. All information, discussions and comparisons in this Form 10-Q reflect the restatement.

The following discussion should be read in conjunction with the accompanying restated condensed consolidated financial statements as of and for the three months ended April 29, 2001. For additional information on the restatement, refer to Note 2 to the Condensed Consolidated Financial Statements.

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

We have five major product brands: GeForce, nForce, GeForce Go, Quadro and TNT2. The GeForce family represents our desktop GPUs. We are recognized for developing the world’s first programmable GPUs, the GeForce4 and GeForce3. The GeForce4 and GeForce3 GPUs are designed to deliver the highest performance and cinematic-quality for interactive entertainment, digital image editing and digital video playback applications through the use of highly-programmable processing elements. The nForce and Xbox integrated graphics processor units, or IGPs, and media communications processors, or MCPs, are the industry’s first highly-integrated platform processors to incorporate a comprehensive set of multimedia capabilities, such as 2D, 3D, DVD, HDTV, Dolby Digital audio playback and fast broadband and networking communications. Our mobile product family, which consists of the GeForce 4 and GeForce2 Go GPUs, are designed to deliver desktop graphics performance and features for multiple laptop configurations from desktop replacements to thin-and-lights. The Quadro family of workstation GPUs consists of an extensive range of products for the high-end, mid-range, entry level, multi-display 2D and digital content creation markets. The NVIDIA TNT2 family of graphics processors delivers high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our entire product family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft’s Direct3D Application Programming Interface, or API, and Silicon Graphics, Inc.’s, or SGI’s, OpenGL API on Windows operating systems and Linux platforms.

Currently, all of our product sales and our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Since the majority of our products are sold into the PC market, our business would suffer if for any reason our graphics processors do not achieve widespread acceptance in the PC market.

A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers and contract equipment manufacturers, or CEMs. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. We also sell graphics processors to independent stocking representatives that purchase our products and resell these products to PC OEMs. The average selling prices for our products, as well as our customers’ products, vary by distribution channel. Our three largest customers accounted for approximately 53% of revenues for the first quarter of fiscal 2003. Sales to Microsoft accounted for 22% and sales to two customers accounted for 31% of our total revenue for the first quarter of fiscal 2003. For the first quarter of fiscal 2002, sales to three customers accounted for 55% of total revenue. Although we have major customers, our end customers include Acer Inc., Apple Computer, Inc., Compaq Computer Corporation, Dell Computer Corporation, eMachines Inc., Fujitsu-Siemens Computers, Gateway Inc., Hewlett Packard Company, IBM, Micron Electronics Inc., NEC Corporation, Packard Bell NEC Inc., Silicon Graphics Inc. and Sony Corporation.

As markets for our 3D graphics processors develop and competition increases, we anticipate that product life cycles in the high end will remain short and average selling prices will continue to decline. In particular, average selling prices and gross margins are expected to decline as each product matures. Our add-in board and motherboard manufacturers and major OEM customers typically introduce new system configurations as often as twice per year for the high end, typically based on spring and fall design cycles. In order to maintain average selling prices and gross margins, our existing and new products must achieve competitive performance levels to be designed into new system configurations and must be produced at low costs, in sufficient volumes and on a timely basis, especially with respect to our new products. We primarily utilize Taiwan Semiconductor Manufacturing Company, or TSMC, to produce semiconductor wafers and we utilize independent contractors to perform assembly, testing and packaging.

The majority of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could harm our profit margins and restrict our ability to fund operations. We may build memory and component inventories during periods of anticipated growth and in connection with selling workstation boards directly to major OEMs. We could be subject to excess or obsolete inventories and be required to take corresponding write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results. Product returns or delays or difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

Critical Accounting Policies and Estimates

The financial results that we report are impacted by the application of a several accounting policies that require us to make subjective and complex judgments. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting policies include revenue recognition, allowance for doubtful accounts, inventory and tax valuation allowance. Our accounting practices are discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended January 27, 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of revenue.

	Three Months Ended
	April 28, 2002	April 29, 2001
		(As restated— see Note 2)
Revenue	100.0%	100.0%
Cost of revenue	64.5	60.9
Gross profit	35.5	39.1
Operating expenses:
Research and development	9.0	13.5
Sales, general and administrative	6.4	7.9
Amortization of goodwill	0.0	0.2
Acquisition related charges	0.0	4.0
Total operating expenses	15.4	25.6

Operating income	20.1	13.5
Interest and other income, net	0.3	2.3
Income before income tax expense	20.4	15.8
Income tax expense	6.1	4.7
Net income	14.3%	11.1%

Three Months Ended April 28, 2002 and April 29, 2001

Revenue

Revenue increased by 142% to $582.9 million for the three months ended April 28, 2002. The growth was primarily the result of increased sales of our graphics processors driven by the strong demand for our products in the PC, workstation and mobile laptop markets and the introduction of our graphics processors into the game console market. Revenue from sales outside of the United States accounted for 67% and 94% of total revenue for the first three months of fiscal 2003 and 2002, respectively. Geographic sales are based on bill-to address and this decrease in revenue from sales outside of the United States is primarily attributable to sales of the graphics and media communication processors used in the Microsoft Xbox product billed to Microsoft in the United States. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in the United States. Although we achieved substantial growth in product revenue for the first quarter of 2003 from the same period a year ago, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of our products. The decline in average selling prices of 3D graphics processors in general may accelerate as the market continues to develop and competition increases.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from contract manufacturers (including assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Our gross profit margin can vary in any period depending on the mix of types of graphics processors sold. Our gross profit margins were 35.5% and 39.1% for the first three months of fiscal 2003 and 2002, respectively. Gross margins decreased primarily due to the deferral of Xbox revenues discussed in Note 9 to the Condensed Consolidated Financial Statements. Gross profit increased by $112.9 million, or 120%, from the first quarter of fiscal 2002 due to an increase in unit shipments. Although we achieved substantial growth in gross profit for the first three months of fiscal 2003 from the same period a year ago, we do not expect to sustain these rates of growth in future periods.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product prototypes and consultant costs. Research and development expenses increased by $19.9 million, or 61%, from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 primarily due to a $7.5 million increase related to additional personnel, a $5.9 million increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, a $1.8 million increase related to engineering costs to develop our next generation products, and a $4.7 million increase in facilities costs due to the move into our new headquarters and other expenses during the period.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased $18.4 million, or 96%, from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 primarily due to a $6.7 million increase related to additional personnel and commissions, a $3.1 million increase in tradeshow and product launch costs, a $5.2 million increase associated with facilities costs, general administrative activities and travel and entertainment expenses, and $3.4 million incurred in connection with our recent internal accounting review.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our operations and our sales.

Amortization of Goodwill

During fiscal 2002, amortization of goodwill was associated with goodwill from the asset purchase from 3dfx. The initial allocation of the purchase price includes $60.4 million of goodwill, including approximately $3.0 million of intangible assets previously allocated to workforce in place which was subsumed into goodwill as of the beginning of fiscal 2003. Additional consideration is potentially payable to 3dfx, subject to 3dfx satisfying certain conditions.

In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill as of the beginning of fiscal 2003. We have conducted a transitional impairment test on our goodwill and concluded that no impairment charge was required. In the three months ended April 29, 2001, the amortization of goodwill, including workforce in place, was $375,000.

Acquisition Related Charges

Acquisition related charges are attributable to expenses related to the acquisition of assets of 3dfx in fiscal 2002. These charges primarily consisted of bonuses for former 3dfx employees.

Interest and Other Income (Expense), Net

Interest income primarily consists of interest earned on cash, cash equivalents and marketable securities. Interest expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt. Interest income decreased $4.0 million from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 primarily due to the decline in market interest rates. Interest expense remained flat for the first quarter of fiscal 2003 as compared to the same period of fiscal 2002.

Income Taxes

We had income tax expense of $35.7 million and $11.4 million for the first quarter of fiscal 2003 and 2002, respectively. Income taxes as a percentage of pretax income were 30.0% for the first quarter of fiscal 2003 and 2002.

Liquidity and Capital Resources

As of April 28, 2002, we had $828.4 million in cash, cash equivalents and marketable securities, an increase of $37.0 million from the end of fiscal 2002. We historically have held our cash balances in cash or cash equivalents, such as money market funds. In August 2001, we began to invest in marketable securities. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and places certain limits on our portfolio duration.

Operating activities generated cash of $48.6 million during the first quarter of fiscal 2003 and $35.7 million during the first quarter of fiscal 2002. The increase from the first quarter of fiscal 2002 to the same period in fiscal 2003 was due to a substantial increase in net income, offset by changes in operating assets and liabilities. Income tax benefit derived from the difference between the exercise price and the fair value of acquired stock in association with employees’ exercise of stock options totaled $7.0 million in the first quarter of fiscal 2003 compared to $15.2 million in the first quarter of fiscal 2002. Our accounts receivable are highly concentrated. At April 28, 2002, our four largest customers accounted for approximately 59% of accounts receivable. We may be required to write off bad debts in the future, which could harm our business.

On March 5, 2000, we entered into an agreement with Microsoft in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. In April 2000, Microsoft paid us $200.0 million under the agreement as an advance against processor purchases. This advance was fully utilized by purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it. We are engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset sold to them by NVIDIA. These discussions and our agreement with Microsoft contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We do not believe we have a requirements obligation to Microsoft and we have submitted our position to the arbitration panel. We have agreed only to fulfill the Microsoft purchase orders we have already accepted, which we believe will result in shipments to Microsoft sufficient for it to meet its published expectations for installed units as of the end of this year. For sales of the Xbox media communication processor, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $25.6 million as of April 28, 2002. We expect that we will continue to defer revenue related to the disputed pricing for future sales of this processor until resolution of the matter.

Investing activities used cash of $88.6 million in the first quarter of fiscal 2003 compared to $98.9 million in the first quarter of fiscal 2002. The decrease from the first quarter of fiscal 2002 was due to the decrease in capital expenditures and asset purchases from various businesses offset by the purchase of marketable securities. We expect to spend approximately $70.0 million to $80.0 million for capital expenditures in fiscal 2003, primarily for software licenses, emulation equipment, purchase of computer and engineering workstations, future phases of our enterprise resource planning system implementation, and tenant and leasehold improvements in our new headquarters facility. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities provided cash of $14.1 million in the first quarter of fiscal 2003 compared to $16.2 million in the first quarter of fiscal 2002. The decrease from the first quarter of fiscal 2003 compared to the same period in prior year was due to a decrease in employee stock purchases.

Common Stock and Convertible Subordinated Debenture Offering

In October 2000, we sold 2,800,000 shares of our common stock and $300.0 million of convertible subordinated debentures due October 15, 2007 in a public offering. Proceeds from the offering were approximately $387.4 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering are being amortized to interest expense on a straight-line basis over the term of the debentures. Interest on the convertible subordinated debentures accrues at the rate of 4 ¾% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The convertible subordinated debentures are redeemable at our option on or after October 20, 2003. The debentures are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

3dfx Asset Purchase

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between us and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, we are to pay 3dfx additional consideration in the form of stock equal to two million shares of NVIDIA common stock, subject to 3dfx satisfying certain conditions. If the debts and liabilities of 3dfx can be satisfied for less than $25.0 million and in accordance with the provisions as set forth in the agreement, under some circumstances, 3dfx could receive a post-closing advance from us of up to $25.0 million and this advance would reduce the number of shares of NVIDIA common stock potentially payable to 3dfx by up to one million shares. In the event 3dfx cannot satisfy all of its obligations for $25.0 million, NVIDIA will not be obligated to pay any additional consideration. At this time, 3dfx has not satisfied all terms and conditions necessary to receive any contingent consideration. Consequently, due to the possibility of contingent consideration, the components of the final purchase price could differ from those presented in Note 5 of the Notes to Condensed Consolidated Financial Statements.

The transaction is accounted for under the purchase method of accounting. As a result, this purchase transaction has impacted our working capital in fiscal year 2002 and may have further impact if the additional conditions are met by 3dfx.

Contractual Cash Obligations

As of April 28, 2002, there were no material changes in our contractual cash obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 27, 2002. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 27, 2002.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors which could affect our cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers’ products;

•	inability to successfully develop and produce in volume production our next-generation products;

•	competitive pressures resulting in lower than expected average selling prices; and

•	new product announcements or product introductions by our competitors.

For additional factors see “Business Risks—Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.”

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government and its agencies. These investments are denominated in U.S. dollars.

We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates; however, we reduce our interest rate risk by investing cash primarily in instruments with short maturities. However, because our debt securities are classified as available for sale, no gains or losses are recognized unless such securities are sold. The average holding periods until maturity of our cash equivalents and marketable securities were approximately 16 and 556 days, respectively. The principal amounts and related weighted-average interest rates for our investment portfolio were $305.6 million and 1.79% for cash equivalents, and $521.2 million and 3.24% for marketable securities as of April 28, 2002.

Our convertible subordinated debentures due 2007 possess a fixed interest rate of 4¾% and are not subject to interest rate fluctuations.

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

Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of April 28, 2002, we had 1,273 employees as compared to 1,123 employees as of January 27, 2002. We expect that the number of our employees will increase substantially over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

We have been engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft has requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We do not believe we have a requirements obligation to Microsoft and we have submitted our position to the arbitration panel. We have agreed only to fulfill the Microsoft purchase orders we have already accepted, which we believe will result in shipments to Microsoft sufficient for it to meet its published expectations for installed units as of the end of this year. For sales of the Xbox media communication processor, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $25.6 million as of April 28, 2002. We expect that we will continue to defer such amount on future sales of this processor until resolution of the matter. The arbitration will be conducted in New York by a panel under the rules of the American Arbitration Association.

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

Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

•
suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems and Via Technologies, Inc., or Via;

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

In addition to its influence over the PC architecture, Intel has asserted intellectual property rights in various PC architecture interfaces. For example, as a result of patents held by Intel, it has asserted that companies wishing to develop a chipset compatible with the Pentium 4 microprocessor or similar microprocessors obtain a license from Intel. We believe that the principal competitive factors in the market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of graphics processors and total system costs of add-in boards and motherboards. In September 2001 Intel filed a patent infringement suit against Via with respect to a Via chipset for the Pentium 4. We do not have a license from Intel for such a chipset.

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

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the U.S. economy, or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been initiated against the issuing company. Since February 2002, multiple securities class action lawsuits and several derivative suits have been filed against us. We expect that this litigation, whether or not resolved favorably, may result in substantial cost and a diversion of management’s attention and resources, which could harm our revenues and earnings. Any adverse determination in this litigation could also subject us to significant liabilities. See “Legal Proceedings” and Note 10 of the Notes to Condensed Consolidated Financial Statements for a description of this litigation.

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

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California, or the Northern District, against NVIDIA and certain NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. As of April 30, 2002, approximately 13 similar actions (“the Federal Class Actions”) were filed in the Northern District, along with three related derivative actions against us, certain of our executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court, collectively the Actions. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. No discovery has been conducted. The Federal Class Actions have been consolidated and lead plaintiffs appointed. The consolidated amended complaint should be filed by August 5, 2002. We are obligated to indemnify our officers and directors in connection with the Actions and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend these Actions. We are unable, however, to predict the ultimate outcome of the Actions. There can be no assurance we will be successful in defending the Actions and if we are unsuccessful we may be subject to significant damages. Even if we are successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

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

We are engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset sold to them by NVIDIA. These discussions and our agreement with Microsoft contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We do not believe we have a requirements obligation to Microsoft and we have submitted our position to the arbitration panel. We have agreed only to fulfill the Microsoft purchase orders we have already accepted, which we believe will result in shipments to Microsoft sufficient for it to meet its published expectations for installed units as of the end of this year. For sales of the Xbox media communication processor, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. This amount was approximately $25.6 million as of April 28, 2002. We expect that we will continue to defer revenue related to the disputed pricing for future sales of this processor until resolution of the matter. The arbitration will be conducted in New York by a panel under the rules of the American Arbitration Association.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.7	1998 Non-Employee Directors’ Stock Option Plan, as amended.

(b)  Reports on Form 8-K

(i)	NVIDIA filed a Current Report on Form 8-K, dated April 29, 2002 and filed April 29, 2002, to report the restatement.

(ii)	NVIDIA filed a Current Report on Form 8-K, dated April 23, 2002 and filed April 29, 2002, to report arbitration over pricing of the Xbox chipset with Microsoft.

(iii)	NVIDIA filed a Current Report on Form 8-K, dated May 1, 2002 and filed May 1, 2002, to report additional information regarding the restatement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2002.

NVIDIA CORPORATION

By:	/s/ MARY DOTZ
Mary Dotz Chief Financial Officer (Principal Financial and Accounting Officer)