Form 10-Q/A
period 2002-04-28
NVIDIA CORP
filed 2002-07-03
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding as of June 21, 2002 was 152,375,719 shares.

Explanatory Note

This amendment is filed solely to correct typographical errors in such report. The correction of typographical errors does not change any of the financial data presented.

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

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 28, 2002	April 29, 2001
		(As restated—see Note 2)
Cash flows from operating activities:
Net income	$83,245	$26,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,830	6,195
Deferred income taxes	(120)	4,154
Stock based compensation	(156)	—
Amortization of deferred compensation	—	4
Bad debt expense	236	189
Tax benefit from employee stock plans	7,030	15,214
Changes in operating assets and liabilities:
Accounts receivable	(4,317)	18,170
Inventory	(40,050)	928
Prepaid income taxes	—	(42,520)
Prepaid expenses and other current assets	(3,804)	(2,179)
Deposits and other assets	1,077	81
Accounts payable	(23,659)	(692)
Accrued liabilities	37,287	9,484
Deferred revenue	(20,824)	—

Net cash provided by operating activities	48,775	35,678

Cash flows from investing activities:
Purchases of marketable securities	(113,638)	—
Maturities of marketable securities	50,075	—
Purchase of certain assets from various businesses	(3,980)	(63,610)
Purchase of property and equipment	(21,192)	(31,741)
Deposit and release of restricted cash	—	(3,550)

Net cash used in investing activities	(88,735)	(98,901)

Cash flows from financing activities:
Convertible debenture-net of issuance costs	—	(18)
Common stock issued under employee stock plans	14,981	16,514
Sale of common stock under public offering, net of issuance costs	—	(18)
Payments under capital leases	(870)	(230)

Net cash provided by financing activities	14,111	16,248

Change in cash and cash equivalents	(25,849)	(46,975)
Cash and cash equivalents at beginning of period	333,000	674,275

Cash and cash equivalents at end of period	$307,151	$627,300

Cash paid for interest	$7,331	$7,364

Cash paid (refund) for taxes	$(6,508)	$34,084

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

(unaudited)

A comparison of the restated and previously reported income statement and balance sheet for the three months ended April 29, 2001 follows:

	Condensed Consolidated Income Statement
	For the Three Months Ended April 29, 2001
	(unaudited)
	As	As Previously
	Restated	Reported
	(in thousands, except per share data)
Revenue	$240,932	$240,932
Cost of revenue	146,712	149,295

Gross profit	94,220	91,637

Operating expenses:
Research and development	32,593	31,414
Sales, general and administrative	19,122	18,837
Amortization of goodwill	375	375
Acquisition related charges	9,573	9,573

Total operating expenses	61,663	60,199

Operating income	32,557	31,438
Interest and other income, net	5,515	5,515

Income before tax expense	38,072	36,953
Income tax expense	11,422	11,086

Net income	$26,650	$25,867

Basic net income per share	$0.19	$0.19
Diluted net income per share	$0.16	$0.16
Shares used in basic per share computation	138,643	138,643
Shares used in diluted per share computation	165,711	165,711

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

(unaudited)

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

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

(4)    Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the as-if-converted method for the convertible debenture and the treasury stock method for stock options. Under the as-if-converted method, the convertible debentures are not included in the computation of net income per share for the period ended April 29, 2001 as their effect is antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended
	April 28, 2002	April 29, 2001
		(As restated – see Note 2)
	(in thousands)
Numerator:
Numerator for basic net income per share	$83,245	$26,650
Effect of adding back interest and amortization expense associated with the convertible debentures after tax	2,665	—

Numerator for diluted net income per share	$85,910	$26,650

Denominator:
Denominator for basic net income per share, Weighted average shares	150,684	138,643
Effect of dilutive securities:
Convertible debentures	6,472	—
Stock options outstanding	25,409	27,068

Denominator for diluted net income per share	182,565	165,711

Net income per share:
Basis net income per share	$0.55	$0.19
Diluted net income per share	$0.47	$0.16

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

(unaudited)

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

(unaudited)

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

(unaudited)

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

(unaudited)

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

We have five major product brands: GeForce, nForce, GeForce Go, Quadro and TNT2. The GeForce family represents our desktop GPUs. We are recognized for developing the world’s first programmable GPUs, the GeForce4 and GeForce3. The GeForce4 and GeForce3 GPUs are designed to deliver the highest performance and cinematic-quality for interactive entertainment, digital image editing and digital video playback applications through the use of highly-programmable processing elements. The nForce and Xbox integrated graphics processor units, or IGPs, and media communications processors, or MCPs, are the industry’s first highly-integrated platform processors to incorporate a comprehensive set of multimedia capabilities, such as 2D, 3D, DVD, HDTV, Dolby Digital audio playback and fast broadband and networking communications. Our mobile product family, which consists of the GeForce4 and GeForce2 Go GPUs, are designed to deliver desktop graphics performance and features for multiple laptop configurations from desktop replacements to thin-and-lights. The Quadro family of workstation GPUs consists of an extensive range of products for the high-end, mid-range, entry level, multi-display 2D and digital content creation markets. The NVIDIA TNT2 family of graphics processors delivers high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our entire product family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft’s Direct3D Application Programming Interface, or API, and Silicon Graphics, Inc.’s, or SGI’s, OpenGL API on Windows operating systems and Linux platforms.

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

A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers and contract equipment manufacturers, or CEMs. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. We also sell graphics processors to independent stocking representatives that purchase our products and resell these products to PC OEMs. The average selling prices for our products, as well as our customers’ products, vary by distribution channel. Our three largest customers accounted for approximately 53% of revenues for the first quarter of fiscal 2003. Sales to Microsoft accounted for 22% and sales to two customers accounted for 31% of our total revenue for the first quarter of fiscal 2003. For the first quarter of fiscal 2002, sales to three customers accounted for 55% of total revenue. Although we have major customers, our end customers include Acer Inc., Apple Computer, Inc., Compaq Computer Corporation, Dell Computer Corporation, eMachines Inc., Fujitsu-Siemens Computers, Gateway Inc., Hewlett-Packard Company, IBM, Micron Electronics Inc., NEC Corporation, Packard Bell NEC Inc., Silicon Graphics Inc. and Sony Corporation.

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

Critical Accounting Policies and Estimates

The financial results that we report are impacted by the application of several accounting policies that require us to make subjective and complex judgments. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting policies include revenue recognition, allowance for doubtful accounts, inventory and tax valuation allowance. Our accounting practices are discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended January 27, 2002.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill as of the beginning of fiscal 2003. We have conducted a transitional impairment test on our goodwill and concluded that no impairment charge was required. In the three months ended April 29, 2001, the amortization of goodwill, including workforce in place, was $375,000.

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

Common Stock and Convertible Subordinated Debenture Offering

In October 2000, we sold 2,800,000 shares of our common stock and $300.0 million of convertible subordinated debentures due October 15, 2007 in a public offering. Proceeds from the offering were approximately $387.4 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering are being amortized to interest expense on a straight-line basis over the term of the debentures. Interest on the convertible subordinated debentures accrues at the rate of 4¾% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The convertible subordinated debentures are redeemable at our option on or after October 20, 2003. The debentures are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

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

Business Risks

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

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

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use .15-micron process technology for the GeForce4, Quadro4, GeForce3, Quadro DCC, Xbox and nForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. We are currently evaluating and qualifying the .13-micron process technology for products that are estimated to begin commercial shipment later in our fiscal 2003. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

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

For additional information regarding risks associated with the market value of portfolio investments and interest rates, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 3, 2002.

NVIDIA CORPORATION

By:	/s/ MARY DOTZ
Mary Dotz Chief Financial Officer (Principal Financial and Accounting Officer)