Form 10-Q
period 2002-07-28
NVIDIA CORP
filed 2002-09-10
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For	the quarterly period ended July 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23985

NVIDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3177549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 San Tomas Expressway
Santa Clara, California 95050
(408) 486-2000
(Address, including Zip Code, of Registrant’s Principal Executive Offices
and Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of August 23, 2002 was 153,027,214 shares.

NVIDIA CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 28, 2002	January 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$246,816	$333,000
Restricted cash	—	7,000
Marketable securities	579,595	458,377
Accounts receivable, net	133,038	147,348
Inventories	285,350	213,877
Prepaid expenses and other current assets	13,252	8,078
Prepaid and deferred taxes	66,429	66,429

Total current assets	1,324,480	1,234,109
Property and equipment, net	143,578	120,128
Deposits and other assets	10,593	11,897
Prepaid and deferred taxes	56,041	55,921
Goodwill and intangible assets, net	80,462	81,119

	$1,615,154	$1,503,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,395	$214,019
Accrued liabilities	186,157	141,210
Current portion of note and capital lease obligations	5,607	3,896
Interest payable on convertible debenture	4,117	4,176
Deferred revenue	62,420	70,193

Total current liabilities	423,696	433,494
Capital lease obligations, less current portion	7,926	5,861
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock	153	150
Additional paid-in capital	485,762	456,621
Accumulated other comprehensive income, net	2,179	108
Retained earnings	395,438	306,940

Total stockholders’ equity	883,532	763,819

	$1,615,154	$1,503,174

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
		(As restated – see Note 2)		(As restated – see Note 2)
Revenue	$427,285	$259,875	$1,010,190	$500,807
Cost of revenue	327,983	157,636	703,723	304,348

Gross profit	99,302	102,239	306,467	196,459

Operating expenses:
Research and development	57,229	33,894	109,721	66,487
Sales, general and administrative	35,908	20,278	73,390	39,400
Amortization of goodwill	—	3,236	—	3,611
Acquisition related charges	—	457	—	10,030

Total operating expenses	93,137	57,865	183,111	119,528

Operating income	6,165	44,374	123,356	76,931
Interest and other income, net	1,340	2,663	3,071	8,178

Income before income tax expense	7,505	47,037	126,427	85,109
Income tax expense	2,251	14,111	37,928	25,533

Net income	$5,254	$32,926	$88,499	$59,576

Basic net income per share	$0.03	$0.23	$0.58	$0.42
Diluted net income per share	$0.03	$0.19	$0.51	$0.35
Shares used in basic per share computation	152,296	141,876	151,490	140,259
Shares used in diluted per share computation	168,770	170,302	172,628	168,321

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 28, 2002	July 29, 2001
		(As restated –see Note 2)
Cash flows from operating activities:
Net income	$88,499	$59,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,899	16,815
Deferred income taxes	(120)	(8,301)
Stock based compensation	(156)	—
Amortization of deferred compensation	—	6
Bad debt expense	1,987	1,147
Tax benefit from employee stock plans	9,120	30,820
Changes in operating assets and liabilities:
Accounts receivable	12,323	(9,005)
Inventories	(71,473)	(807)
Prepaid income taxes	—	(37,205)
Prepaid expenses and other current assets	(5,174)	(3,184)
Deposits and other assets	629	(2,590)
Accounts payable	(48,624)	15,997
Accrued liabilities	43,306	32,661
Deferred revenue	(7,773)	(2,136)

Net cash provided by operating activities	49,443	93,794

Cash flows from investing activities:
Purchases of marketable securities	(267,546)	—
Sales and maturities of marketable securities	149,986	—
Purchase of certain assets from various businesses	(3,901)	(64,109)
Purchases of property and equipment	(45,123)	(55,570)
Deposit and release of restricted cash	7,000	(3,550)

Net cash used in investing activities	(159,584)	(123,229)

Cash flows from financing activities:
Convertible debenture-net of issuance costs	—	(75)
Common stock issued under employee stock plans	20,181	31,663
Sale of common stock under public offering, net of issuance costs	—	(75)
Sale lease back financing	5,734	5,249
Principal payments on capital leases	(1,958)	(524)

Net cash provided by financing activities	23,957	36,238

Change in cash and cash equivalents	(86,184)	6,803
Cash and cash equivalents at beginning of period	333,000	674,275

Cash and cash equivalents at end of period	$246,816	$681,078

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,518	$7,364

Cash paid (refund) for taxes	$(8,156)	$34,158

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of presentation

The accompanying condensed consolidated unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 27, 2002.

Reclassifications

Certain prior year balances were reclassified to conform to the current period presentation.

Note 2—Restatement

In January 2002, the Company’s Audit Committee initiated a review at the request of, and in cooperation with, the staff of the SEC. Based on findings of the review, the financial statements for the first three quarters of fiscal year 2002 and for the fiscal years 2001 and 2000 were restated in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2002 filed on May 14, 2002. The accompanying condensed consolidated unaudited balance sheet and income statements as of, and for the three and six months ended July 29, 2001 present restated results. For the three and six months ended July 29, 2001, adjustments to revenue reflect an adjustment in the accrual of a certain customer program. Adjustments to cost of revenues reflect primarily the recording of manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily the timing of the recording of accruals.

A comparison of the restated and previously reported balance sheet and income statements as of, and for the three and six months ended July 29, 2001 follows:

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidated Income Statements

	Three Months Ended July 29, 2001		Six Months Ended July 29, 2001
	As Restated	As Previously Reported	As Restated	As Previously Reported
	(In thousands, except per share data)
Revenue	$259,875	$260,259	$500,807	$501,191
Cost of revenue	157,636	156,571	304,348	305,866

Gross profit	102,239	103,688	196,459	195,325

Operating expenses:
Research and development	33,894	34,007	66,487	65,421
Sales, general and administrative	20,278	20,378	39,400	39,215
Amortization of goodwill	3,236	3,236	3,611	3,611
Acquisition related charges	457	764	10,030	10,337

Total operating expenses	57,865	58,385	119,528	118,584

Operating income	44,374	45,303	76,931	76,741
Interest and other income, net	2,663	2,663	8,178	8,178

Income before tax expense	47,037	47,966	85,109	84,919
Income tax expense	14,111	14,390	25,533	25,476

Net income	$32,926	$33,576	$59,576	$59,443

Basic net income per share	$0.23	$0.24	$0.42	$0.42
Diluted net income per share	$0.19	$0.20	$0.35	$0.35
Shares used in basic per share computation	141,876	141,876	140,259	140,259
Shares used in diluted per share computation	170,302	170,302	168,321	168,321

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
	July 29, 2001
	As Restated	As Previously Reported
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$681,078	$681,078
Restricted cash	28,050	28,050
Accounts receivable, net	112,846	112,846
Inventory	91,187	89,610
Prepaid expenses and other current assets	11,539	12,235
Prepaid and deferred taxes	41,911	41,911

Total current assets	966,611	965,730
Property and equipment, net	94,863	94,863
Deposits and other assets	11,681	11,681
Prepaid and deferred taxes	36,015	36,015
Goodwill and intangible assets, net	80,969	80,969

	$1,190,139	$1,189,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,683	$88,737
Accrued liabilities	64,685	65,278
Current portion of capital lease obligations	2,019	2,019
Interest payable on convertible debenture	4,117	4,117
Deferred revenue	197,864	197,864

Total current liabilities	357,368	358,015
Capital lease obligations, less current portion	3,672	3,672
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock	143	143
Additional paid-in capital	339,362	339,362
Retained earnings	189,594	188,066

Total stockholders’ equity	529,099	527,571

	$1,190,139	$1,189,258

Note 3—Recent Accounting Pronouncements

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

In conjunction with the implementation of SFAS No. 142, the Company has completed a transitional goodwill impairment test and has concluded that no impairment was indicated. Upon adoption of the new business

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

combination rules, acquired workforce no longer meets the definition of an identified intangible asset. As a result, the net balance of $1.8 million has been reclassified to goodwill in fiscal 2003. The adoption of SFAS No. 142 ceased the amortization of goodwill, which otherwise would have been approximately $3.2 million and $6.5 million for the three and six months ended July 28, 2002, respectively. In accordance with SFAS No. 142, the Company has elected to perform its annual impairment review during the fourth quarter. The effects of the adoption of SFAS No. 142 are as follows:

	Three Months Ended
	July 28, 2002 As Reported	July 29, 2001 As Adjusted	July 29, 2001 As Restated
	(In thousands, except per share data)
Amortization of goodwill	$—	$—	$3,236
Net income	$5,254	$35,191	$32,926
Basic EPS	$0.03	$0.25	$0.23
Diluted EPS	$0.03	$0.21	$0.19

	Six Months Ended
	July 28, 2002 As Reported	July 29, 2001 As Adjusted	July 29, 2001 As Restated
	(In thousands, except per share data)
Amortization of goodwill	$—	$—	$3,611
Net income	$88,499	$62,104	$59,576
Basic EPS	$0.58	$0.44	$0.42
Diluted EPS	$0.51	$0.37	$0.35

	Years Ended
	January 27, 2002 As Reported	January 28, 2001 As Restated	January 30, 2000 As Restated
	(In thousands, except per share data)
Net income	$176,924	$98,469	$40,959
Goodwill and workforce amortization, tax effected	$7,021	$—	$—
Adjusted net income	$183,945	$98,469	$40,959
Reported basic EPS	$1.24	$0.75	$0.34
Reported diluted EPS	$1.03	$0.62	$0.28
Adjusted basic EPS	$1.29	$0.75	$0.34
Adjusted diluted EPS	$1.08	$0.62	$0.28

The carrying amount of goodwill is as follows:

	July 28, 2002	January 27, 2002
	(In thousands)
3dfx	$50,326	$50,326
Other	3,901	—

Total intangible assets	$54,227	$50,326

The components of our amortizable intangible assets are as follows:

	July 28, 2002		January 27, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology licenses	$6,270	$(3,134)	$6,116	$(2,317)
Patents	9,000	(2,365)	9,000	(841)
Acquired existing technology	12,442	(4,588)	12,331	(3,287)
Trademarks	11,310	(2,908)	11,310	(1,759)
Other	250	(42)	250	(10)

Total intangible assets	$39,272	$(13,037)	$39,007	$(8,214)

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Amortization expense for the net carrying amount of intangible assets at July 28, 2002 is estimated to be $4.8 million for the remainder of fiscal 2003, $9.4 million in fiscal 2004, $7.5 million in fiscal 2005, $4.0 million in fiscal 2006 and $506K in fiscal 2007.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS 146 is not expected to have a material effect on the Company’s financial position or results of operations.

Note 4—Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the as-if-converted method for the convertible debentures and the treasury stock method for stock options. Under the as-if-converted method, the convertible debentures are not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented.

	Three Months Ended		Six Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
		(As restated –see Note 2)		(As restated –see Note 2)
	(In thousands, except per share data)
Numerator:
Numerator for basic net income per share	$5,254	$32,926	$88,499	$59,576
Numerator for diluted net income per share	$5,254	$32,926	$88,499	$59,576

Denominator:
Denominator for basic net income per share, weighted average shares	152,296	141,876	151,490	140,259

Effect of dilutive securities:
Stock options outstanding	16,474	28,426	21,138	28,062

Denominator for diluted net income per share	168,770	170,302	172,628	168,321

Net income per share:
Basic net income per share	$0.03	$0.23	$0.58	$0.42
Diluted net income per share	$0.03	$0.19	$0.51	$0.35

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Six Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
	(In thousands)
Stock options outstanding	22,391	—	4,385	392
Convertible debentures	6,472	6,472	6,472	6,472

	28,863	6,472	10,857	6,864

The weighted-average price of stock options excluded from the computation of diluted earnings per share was $37.52 and $49.89 for the three and six months ended July 28, 2002. All stock options outstanding were dilutive for the three months ended July 29, 2001. The weighted-average price of stock options excluded from the computation of diluted earnings per share was $36.88 for the six months ended July 29, 2001. The convertible debentures are convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for all periods shown.

Note 5—Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative translation adjustments and unrealized gains or losses on available-for-sale securities. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
	(In thousands)
Net income	$5,254	$32,926	$88,499	$59,576
Decrease in cumulative translation adjustments	(353)	—	(302)	—
Increase in net unrealized gains on available-for-sale securities, net of tax	2,698	—	2,373	—

Total comprehensive income	$7,599	$32,926	$90,570	$59,576

The Company commenced investing activities beginning August 2001 and therefore there were no unrealized gains or losses in prior periods.

Note 6—Business Combination

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

On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between the Company and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, the Company agreed to pay 3dfx as additional consideration for the purchased assets two million shares of NVIDIA common stock, subject to 3dfx certifying to our satisfaction that all its debts and other liabilities have been paid or otherwise adequately provided for. If the debts and liabilities of 3dfx can be satisfied for an amount less than $25.0 million, 3dfx can under the agreement instead elect to receive a cash payment from the Company in the amount of the liabilities

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and a reduced number of shares of NVIDIA common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. In the event 3dfx cannot satisfy all of its liabilities for less than $25.0 million, NVIDIA is not obligated under the agreement to pay any additional consideration for the assets. At this time, 3dfx has not provided evidence that its liabilities are less than $25.0 million.

As of July 28, 2002, the 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.2 million were allocated based on fair values presented below. Upon the adoption of SFAS No. 142, approximately $3.0 million of intangible assets previously allocated to workforce in place were reclassified into goodwill in fiscal 2003. In addition, amortization of goodwill ceased in accordance with the new accounting rules.

	3dfx	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$ 2,433	1-2
Patents and trademarks	11,310	5
Goodwill	60,418	—

Total	$74,161

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of additional consideration, if any, paid to 3dfx upon the final satisfaction of their liabilities. Any such contingent consideration paid to 3dfx would increase the purchase price and be allocated to goodwill.

Note 7—Marketable Securities

The Company accounts for its investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. The Company classifies its marketable debt securities at the date of acquisition in the available-for-sale category as the Company’s intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The average holding periods until maturity of our cash equivalents and marketable securities were approximately 10 and 585 days, respectively. The principal amounts and related weighted-average interest rates for our investment portfolio were $248.3 million and 1.76% for cash equivalents, and $579.6 million and 4.39% for marketable securities as of July 28, 2002.

Note 8—Balance Sheet Components

Certain balance sheet components are as follows:

	July 28, 2002	January 27, 2002
	(In thousands)
Inventories:
Raw material	$23,691	$13,367
Work in-process	30,705	77,130
Finished goods	230,954	123,380

Total inventories	$285,350	$213,877

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At July 28, 2002, the Company had outstanding inventory purchase obligations totaling $181.0 million.

	July 28, 2002	January 27, 2002
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$54,079	$55,627
Taxes payable	102,641	62,922
Accrued payroll and related expenses	18,591	16,389
Other	10,846	6,272

Total accrued liabilities	$186,157	$141,210

Note 9—Segment Information

The Company operates in a single industry segment: the design, development and marketing of 3D graphics and media communication processors and related software for personal computers, or PCs, workstations and digital entertainment platforms. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers’, or CEMs’, and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in the United States. The following table summarizes information pertaining to the Company’s operations in different geographic areas:

	Three Months Ended		Six Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
		(As restated -see Note 2)		(As restated -see Note 2)
	(In thousands)
Revenue:
U.S. and North America	$160,771	$29,292	$352,507	$44,542
Asia Pacific	258,127	221,567	634,854	433,191
Europe	8,387	9,016	22,829	23,074

Total revenue	$427,285	$259,875	$1,010,190	$500,807

Revenues from significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

	Three Months Ended		Six Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
		(As restated -see Note 2)		(As restated -see Note 2)
Revenue:
Customer A	29%	1%	25%	—
Customer B	18%	21%	17%	26%
Customer C	16%	10%	15%	8%
Customer D	7%	11%	8%	12%
Customer E	—	11%	1%	10%

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of July 28, 2002	As of January 27, 2002
Accounts Receivable:
Customer A	—	—
Customer B	12%	14%
Customer C	25%	16%
Customer D	11%	9%
Customer E	1%	6%

Note 10—Microsoft Agreement

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

The Company is engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that the Company supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that the Company must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set overall or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. The Company has also requested pricing relief regarding the Company’s chipsets and asserted claims for damages. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, the Company has deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. The Company expects that it will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $46.2 million as of July 28, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. The Company expects to conclude the arbitration before June 30, 2003.

Note 11—Litigation

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed an action in the United States District Court for the Northern District of California, or the Northern District, against the Company and certain officers of the Company, alleging violations of the federal securities laws arising out of the Company’s announcement on February 14, 2002 of an internal investigation of certain accounting matters. As of July 28, 2002, approximately 13 similar actions (the “Federal Class Actions”) were filed in the Northern District, one additional individual action was filed in the Southern District, along with three related derivative actions against the Company, certain of its executive officers, directors and its independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court, collectively the Actions. The two related derivative actions filed in California Superior Court have been consolidated. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. The Federal Class Actions have been consolidated and lead plaintiffs appointed. The consolidated amended complaint should be filed by

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 10, 2002. The Company is obligated to indemnify its officers and directors in connection with the Actions to the extent permitted by the law, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company intends to vigorously defend these Actions. The Company is unable, however, to predict the ultimate outcome of the Actions. There can be no assurance the Company will be successful in defending the Actions and if the Company is unsuccessful the Company may be subject to significant damages. Even if the Company is successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm the Company’s business.

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

The Company is engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that the Company supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that the Company must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set overall or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. The Company has also requested pricing relief regarding the Company’s chipsets and asserted claims for damages. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, the Company has deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. The Company expects that it will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $46.2 million as of July 28, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. The Company expects to conclude the arbitration before June 30, 2003.

There can be no assurance that the Company will prevail in the arbitration or continue to supply graphics and other processors for the Xbox. If it does not prevail, the Company may (i) be compelled to deliver Xbox processors at reduced pricing, resulting in reduced gross margins, or a loss, on such processors; (ii) be required to reduce production and delivery of other products in order to satisfy obligations to Microsoft; (iii) be required to pay significant damages to Microsoft; or (iv) be subject to other remedies, such as licenses to our intellectual property, that could have a material adverse impact on the Company’s business. Even if the Company does prevail, there can be no assurance that its business will not be materially harmed.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations. As of July 28, 2002 and July 29, 2001, other than the deferred revenue on the MCPX and XGPU as mentioned above, no accruals for these contingencies have been recorded. In addition to the above litigation, from time to time the Company is subject to claims in the ordinary course of business, none of which are viewed to have a material adverse impact on the Company’s business or financial position if resolved unfavorably.

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

Restatement

We conducted a review of our accounting records and financial statements in response to an inquiry from the Securities and Exchange Commission, or SEC. Based on the results of the review, we restated the financial statements and related disclosures for the first three quarters of fiscal year 2002 and for the fiscal years 2001 and 2000 in our Annual Report on Form 10-K for the fiscal year ended January 27, 2002 filed on May 14, 2002. All information, discussions and comparisons in this Form 10-Q reflect the restatement.

The following discussion should be read in conjunction with the accompanying restated condensed consolidated unaudited financial statements as of and for the three and six months ended July 29, 2001. For additional information on the restatement, refer to Note 2 to the unaudited condensed consolidated financial statements.

Overview

We design, develop and market graphics and media communication processors and related software for personal computers, or PCs, workstations and digital entertainment platforms. We provide an architecturally compatible “top-to-bottom” family of award-winning performance 3D graphics processors and graphics processing units, or GPUs, that set the standard for performance, quality and features for a broad range of desktop PCs, from professional workstations to low-cost PCs and mobile PCs, from performance laptops to thin-and-light notebooks. Our 3D graphics processors are used for a wide variety of applications, including games, digital image editing, business productivity, the Internet and industrial design. Our graphics processors are designed to be architecturally compatible backward and forward between generations, giving our original equipment manufacturers’, or OEMs’, customers and end users a low cost of ownership.

We have five major product brands: GeForce, nForce, GeForce Go, Quadro and TNT2. The GeForce family represents our desktop GPUs. In addition, we develop and sell processors for use in the Xbox video game console. We are recognized for developing the world’s first programmable GPUs, the GeForce4 and GeForce3. The GeForce4 and GeForce3 GPUs are designed to deliver the highest performance and cinematic-quality for interactive entertainment, digital image editing and digital video playback applications through the use of highly-programmable processing elements. The nForce and Xbox integrated graphics processor units, or IGPs, and media communications processors, or MCPs, are the industry’s first highly-integrated platform processors to incorporate a comprehensive set of multimedia capabilities, such as 2D, 3D, DVD, HDTV, Dolby Digital audio playback and fast broadband and networking communications. Our mobile product family, which consists of the GeForce4 and

GeForce2 Go GPUs, are designed to deliver desktop graphics performance and features for multiple laptop configurations from desktop replacements to thin-and-lights. The Quadro family of workstation GPUs consists of an extensive range of products for the high-end, mid-range, entry level, multi-display 2D and digital content creation markets. The NVIDIA TNT2 family of graphics processors delivers high performance 3D and 2D graphics at affordable prices, making them the graphics hardware of choice for a wide range of applications for both consumer and commercial use. Our entire product family provides superior processing and rendering power at competitive prices and is architected to deliver the maximum performance from industry standards such as Microsoft’s Direct3D Application Programming Interface, or API, and Silicon Graphics, Inc.’s, or SGI’s, OpenGL API on Windows operating systems and Linux platforms.

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

A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers and contract equipment manufacturers, or CEMs. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. We also sell graphics processors to independent stocking representatives that purchase our products and resell these products to PC OEMs. The average selling prices for our products, as well as our customers’ products, vary by distribution channel. The majority of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Our three largest customers accounted for approximately 63% of revenues for the second quarter of fiscal 2003 and 57% of revenues for the first half of fiscal 2003. Sales to Microsoft accounted for 29% and sales to two customers accounted for 34% of our total revenue for the second quarter of fiscal 2003. For the first half of fiscal 2003, sales to Microsoft accounted for 25% and sales to two customers accounted for 32% of our total revenue. For the second quarter of fiscal 2002, sales to three customers accounted for 43% of total revenue. For the first half of fiscal 2002, sales to three customers accounted for 48% of our total revenue. Although a limited number of our customers represent the majority of our revenue, their end customers include Acer Inc., Apple Computer, Inc., Dell Computer Corporation, eMachines Inc., Fujitsu-Siemens Computers, Gateway Inc., Hewlett Packard Company, IBM, Legend Computer, Medion AG, Micron Electronics Inc., NEC Corporation, Packard Bell NEC Inc., Samsung Electronics Co., Sony Corporation, Toshiba and others.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs, revenue recognition, sales returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. Our policy on sales to distributors and stocking representatives is to defer recognition of revenue and related cost of revenue until the distributors and representatives resell the product. We record estimated reductions to revenue for customer programs at the time revenue is recognized. If market conditions decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We also record a reduction to revenue for estimated product returns at the time revenue is recognized based on historical return rates and analysis.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results.

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

	Three Months Ended		Six Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
		(As restated – see Note 2)		(As restated – see Note 2)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	76.8	60.7	69.7	60.8

Gross profit	23.2	39.3	30.3	39.2

Operating expenses:
Research and development	13.4	13.0	10.9	13.3
Sales, general and administrative	8.4	7.8	7.3	7.9
Amortization of goodwill	—	1.2	—	0.7
Acquisition related charges	—	0.2	—	2.0

Total operating expenses	21.8	22.2	18.2	23.9

Operating income	1.4	17.1	12.1	15.3
Interest and other income, net	0.3	1.0	0.3	1.6

Income before income tax expense	1.7	18.1	12.4	16.9
Income tax expense	0.5	5.4	3.8	5.1

Net income	1.2%	12.7%	8.6%	11.8%

Three Months and Six Months Ended July 28, 2002 and July 29, 2001

Revenue

Revenue consists of amounts recognized from the sale of graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. Revenue increased by 64% to $427.3 million for the three months ended July 28, 2002 when compared to $259.9 million for the three months ended July 29, 2001. Revenue of $1.01 billion for the first half of fiscal 2003 grew 102% over the first half of fiscal 2002. The growth was primarily the result of increased sales of our graphics processors driven by the introduction of our GeForce4 family of products at the beginning of fiscal 2003; the strong overall demand for our products in the PC, workstation and mobile laptop markets; and the introduction our integrated chipsets and processors.

Revenue from sales outside of the United States accounted for 62% of total revenue for the second quarter ended July 28, 2002 and 65% of total revenue for the first half of fiscal 2003. Revenue from sales outside of the United States accounted for 89% of total revenue for the second quarter ended July 29, 2001 and 91% of total revenue for the first half of fiscal 2002. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in the United States. The decrease in revenue from sales outside of the United States is primarily attributable to increased sales of the graphics and media communication processors used in the Microsoft Xbox product billed to Microsoft in the United States.

Although we achieved substantial growth in product revenue for the second quarter of fiscal 2003 from the same period a year ago, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of our products. The decline in average selling prices of 3D graphics processors in general may accelerate as the market continues to develop and competition increases.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors (including assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Our gross profit margin can vary in any period depending on the mix of types of graphics processors sold. Our gross profit margins were 23.2% and 30.3% for the second quarter of fiscal 2003 and the first half of fiscal 2003, respectively. Our gross profit margins were 39.3% and 39.2% for the second quarter of fiscal 2002 and the first half of fiscal 2002, respectively. Gross margins for the second quarter and first half of fiscal 2003 as compared to the same periods of fiscal 2002 decreased primarily due to the shift in mix of business and an inventory write-down of approximately $21 million related to certain Xbox processors and nForce chipsets. In addition, sales of Xbox processors, which generally have lower margins than our other products, comprised 25% of our overall revenue in the first half of fiscal 2003 as compared to less than 1% in the first half of 2002. Further, the deferral of Xbox revenues discussed in Note 10 to the Condensed Consolidated Financial Statements had a slight adverse effect on margins. As a result, gross profit decreased $2.9 million, or 3%, as compared to the second quarter of fiscal 2002. As compared to first half of fiscal 2002, gross profit for the first half of fiscal 2003 increased by $110.0 million, or 56%, due to an increase in unit shipments.

In the future, we could be subject to excess or obsolete inventories and be required to take additional write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins. Although we achieved substantial growth in gross profit for the first half of fiscal 2003 from the same period a year ago, we do not expect to sustain this rate of growth in future periods.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product prototypes and consultant costs. Research and development expenses increased by $23.3 million, or 69%, from the second quarter of fiscal 2002 to the second quarter of fiscal 2003 primarily due to a $10.4 million increase related to additional personnel, a $6.8 million increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, a $3.1 million increase related to engineering costs to develop our next generation products and a $3.0 million increase in facilities costs due to the move into our new headquarters and other expenses during the period. Research and development expenses increased by $43.2 million, or 65%, from the first half of fiscal 2002 to the first half of fiscal 2003 primarily due to the addition of personnel, facilities costs, engineering related costs to support our next generation products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased $15.6 million, or 77.1%, from the second quarter of fiscal 2002 to the second quarter of fiscal 2003 primarily due to a $5.1 million increase related to additional personnel and commissions, a $2.2 million increase in tradeshow and product launch costs, a $7.2 million increase associated with facilities costs, legal expenses, general administrative activities and travel and entertainment expenses and $1.1 million incurred in connection with our recent internal accounting review. Sales, general and administrative expenses increased $34.0 million, or 86%, from the first half of fiscal 2002 to the first half of fiscal 2003 primarily due to costs associated with additional personnel, facilities costs, internal accounting review and legal costs.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales and protect our business interests.

Amortization of Goodwill

During fiscal 2002, amortization of goodwill was associated with goodwill from the asset purchase from 3dfx. The initial allocation of the purchase price included $57.4 million of goodwill, plus approximately $3.0 million of intangible assets previously allocated to workforce in place, which was reclassified into goodwill as of the beginning of fiscal 2003.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill as of the beginning of fiscal 2003. We have conducted a transitional impairment test on our goodwill and concluded that no impairment charge was required. In the three months and six months ended July 29, 2001, the amortization of goodwill, including workforce in place, was $3.2 million and $3.6 million, respectively.

Acquisition Related Charges

Acquisition related charges are attributable to expenses related to the acquisition of assets from 3dfx in fiscal 2002. These charges primarily consisted of bonuses for former 3dfx employees.

Interest and Other Income (Expense), Net

Interest income primarily consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased $1.3 million from the second quarter of fiscal 2002 to the second quarter of fiscal 2003 and decreased $5.1 million from the first half of fiscal 2002 to the first half of fiscal 2003 primarily due to the decline in market interest rates.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt. Interest expense remained flat for all periods presented.

Income Taxes

We had income tax expense of $2.3 million and $14.1 million for the second quarter of fiscal 2003 and 2002, respectively, and we had $37.9 million and $25.5 million of income tax expense for the first half of fiscal 2003 and 2002, respectively. Income tax expense as a percentage of pretax income was 30.0% for the first half of fiscal 2003 and 2002.

Liquidity and Capital Resources

As of July 28, 2002, we had $826.4 million in cash, cash equivalents and marketable securities, an increase of $35.0 million from the end of fiscal 2002. We historically have held our cash balances in cash or cash equivalents, such as money market funds. In August 2001, we began to invest our excess cash balances in marketable securities. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and places certain limits on our portfolio duration.

Operating activities generated cash of $49.4 million during the first half of fiscal 2003 and $93.8 million during the first half of fiscal 2002. The decrease from the first half of fiscal 2002 when compared to the same period in fiscal 2003 was primarily due to an increase in net income and depreciation and amortization, offset by inventory growth and the decrease in the income tax benefit derived from the difference between the exercise price and the fair value of acquired stock in association with employees’ exercise of stock options.

Investing activities used cash of $159.6 million in the first half of fiscal 2003 compared to $123.2 million in the first half of fiscal 2002. The increase from the first half of fiscal 2002 was due to the increase in the purchase of marketable securities offset by decreases in both capital expenditures and asset purchases from various businesses. We expect to spend approximately $80.0 million to $90.0 million for capital expenditures in fiscal 2003, primarily for software licenses, emulation equipment, computer and engineering workstations, future phases of our enterprise resource planning system implementation, and tenant and leasehold improvements in our new headquarters facility. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities provided cash of $24.0 million in the first half of fiscal 2003 compared to $36.2 million in the first half of fiscal 2002. The decrease from the first half of fiscal 2002 was due to a decrease in employee stock purchases.

Microsoft Agreement

On March 5, 2000, we entered into an agreement with Microsoft in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. In April 2000, Microsoft paid us $200.0 million under the agreement as an advance against processor purchases. This advance was fully utilized by purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it. We are engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that we must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set overall or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We have also requested pricing relief regarding our chipsets and asserted claims for damages. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. We expect that we will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $46.2 million as of July 28, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. We expect to conclude the arbitration before June 30, 2003.

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

3dfx Asset Purchase

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between us and 3dfx. Pursuant to the Asset Purchase Agreement, following the closing, we agreed to pay 3dfx as additional consideration for the purchased assets two million shares of NVIDIA common stock, subject to 3dfx certifying to our satisfaction all its debts and other liabilities have been paid or otherwise adequately provided for. If the debts and liabilities of 3dfx can be satisfied for an amount less than $25.0 million, 3dfx can under the agreement instead elect to receive a cash payment from us in the amount of the liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. In the event 3dfx cannot satisfy all of its liabilities for less than $25.0 million, NVIDIA is not obligated under the agreement to pay any additional consideration for the assets. At this time, 3dfx has not provided evidence that its liabilities are less than $25.0 million.

Contractual Cash Obligations

As of July 28, 2002, our outstanding inventory purchase obligations have decreased to $181.0 million from $541.0 million as of January 27, 2002. There were no other material changes in our contractual cash obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 27, 2002. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 27, 2002.

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

We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because our debt securities are classified as available for sale, no gains or losses are recognized unless such securities are sold. The average holding periods until maturity of our cash equivalents and marketable securities were approximately 10 and 585 days, respectively. The principal amounts and related weighted-average interest rates for our investment portfolio were $248.3 million and 1.76% for cash equivalents, and $579.6 million and 4.39% for marketable securities as of July 28, 2002.

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

Most of our operating expenses are relatively fixed in the short term, and we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We may build memory and component inventories during periods of anticipated growth and in connection with selling workstation boards directly to major OEMs. We could be subject to excess or obsolete inventories and be required to take corresponding write-downs if growth slows or if we incorrectly forecast product demand. For example, in the second quarter of fiscal 2003, we wrote down approximately $21 million of inventory related to Xbox processors and nForce chipsets. A reduction in demand could negatively impact our gross margins and financial results.

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

Our strategy is to utilize the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by PC OEMs, add-in board and motherboard manufacturers and consumers of 3D graphics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the PC OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new 3D graphics products would harm our business. In particular, we expect to introduce graphics processors using our next generation technology during the second half of fiscal 2003 and any delays in such introduction or failure of these processors to meet or exceed specifications of competitive products could materially harm our business.

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

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use .15-micron process technology for the GeForce4, Quadro4, GeForce3, Quadro DCC, Xbox and nForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. We are currently evaluating and qualifying the .13 micron process technology for products that are estimated to begin commercial shipment later in our fiscal 2003. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing processes technologies successfully or on a timely basis.

We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of July 28, 2002, we had 1,414 employees as compared to 1,123 employees as of January 27, 2002. We expect that the number of our employees will increase over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

During the first half of fiscal 2003, we initiated an examination of SAP A.G., our current enterprise resource planning, or ERP, system to enhance our information systems in business, finance, operations and service. We may implement additional functionalities based upon the results of the ERP examination. If we are not able to implement additional functionalities to our current ERP system, the efficiency of our business applications will be harmed. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be harmed if we encounter unforeseen problems with respect to system operations or future implementations.

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

On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox. In the event that an individual or corporation makes an offer to purchase shares equal to or greater than 30% of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. The provision could also delay or prevent a change in control of our company.

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

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. For any previous or future acquisition or investment, the following risks could impair our ability to grow our business and develop new products and, ultimately, could impair our ability to sell our products:

•	difficulty in combining the technology, operations or workforce of the acquired business;

•	disruption of our ongoing businesses;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies; and

•	possible impairment of relationships with employees and customers as a result of any integration of new

•	businesses and management personnel.

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

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses and to downturns in the economy and the industry. We recorded reserves in our financial statements and may have to record additional reserves or write-offs in the future, which could adversely impact our business.

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

We are engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft has requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that we must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set overall or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We have also requested pricing relief regarding our chipsets and asserted claims for damages. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. We expect that we will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $46.2 million as of July 28, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. We expect to conclude the arbitration before June 30, 2003.

There can be no assurance that we will prevail in the arbitration or continue to supply graphics and other processors for the Xbox. If we do not prevail, we may (i) be compelled to deliver Xbox processors at reduced pricing, resulting in reduced gross margins, or a loss, on such processors; (ii) be required to reduce production and delivery of other products in order to satisfy obligations to Microsoft; (iii) be required to pay significant damages to

Microsoft; or (iv) be subject to other remedies, such as licenses to our intellectual property, that could have a material adverse impact on our business. Even if we do prevail, there can be no assurance that our business will not be materially harmed.

We depend on foreign foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We primarily utilize TSMC to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may be unable to meet our near-term or long-term manufacturing requirements. We obtain manufacturing services on a purchase order basis and TSMC has no obligation to provide us with any specified minimum quantities of product. TSMC fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC and any other manufacturers used by us to ensure adequate product supply to respond to customer demand.

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

We expect Intel to continue to do the following:

•	invest heavily in research and development and continue development of integrated 3D graphics products;

•	maintain its position as the largest manufacturer of PC microprocessors;

•	use its intellectual property position with respect to the PC microprocessor and architecture to

•	defend its position in 3D graphics, including the filing of patent infringement suits against competitors;

•	follow business practices in its PC business, which strongly encourage use of Intel integrated chipsets;

•	increasingly dominate the PC platform; and

•	promote its product offerings through advertising campaigns designed to engender brand loyalty among
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

Risks Related to Financial and Market Conditions

We are dependent on the PC market and the slowdown in its growth has and may in the future have a negative impact on our business.

During the first half of fiscal 2003, we derived most of our revenue from the sale of products for use in the desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. The recent slowing of the economy in the U.S. and international regions, which has negatively impacted some PC manufacturers and led to some reductions in the demand for PCs, led in the quarter ended July 28, 2002 to reductions in inventory purchases by PC manufacturers and adversely impacted our revenue during the period. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the U.S. economy, or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been initiated against the issuing company. Since February 2002, multiple securities class action lawsuits and several derivative suits have been filed against us. We expect that this litigation, whether or not resolved favorably, may result in substantial cost and a diversion of management’s attention and resources, which could harm our revenues and earnings. Any adverse determination in this litigation could also subject us to significant liabilities. See “Legal Proceedings” and Note 11 of the Notes to Condensed Consolidated Financial Statements for a description of this litigation.

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

We are currently subject to claims of patent infringement, and we may be subject to patent infringement claims or suits brought by other parties in the future. We do not believe that current actions will have a material impact on our business or financial condition. However, these claims and any future lawsuits could divert our resources and result in the payment of substantial damages.

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

ITEM 4.    CONTROLS AND PROCEDURES

We have recently evaluated our internal controls. During the three month period ending July 28, 2002 there were no significant corrective actions taken by us or other changes made to these internal controls, nor do we believe there were changes in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California, or the Northern District, against NVIDIA and certain NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. As of July 28, 2002, approximately 13 similar actions, or the Federal Class Actions, were filed in the Northern District, one additional individual action was filed in the Southern District, along with three related derivative actions against us, certain of our executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court, collectively the Actions. The two related derivative actions filed in California Superior Court have been consolidated. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. The Federal Class Actions have been consolidated and lead plaintiffs appointed. The consolidated amended complaint should be filed by September 10, 2002. We are obligated to indemnify our officers and directors, to the extent permitted by the law, in connection with the Actions and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend these Actions. We are unable, however, to predict the ultimate outcome of the Actions. There can be no assurance we will be successful in defending the Actions and if we are unsuccessful we may be subject to significant damages. Even if we are successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

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

We are engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that we must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set overall or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We have also requested pricing relief regarding our chipsets and asserted claims for damages. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. We expect that we will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $46.2 million as of July 28, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. We expect to conclude the arbitration before June 30, 2003.

There can be no assurance that we will prevail in the arbitration or continue to supply graphics and other processors for the Xbox. If we do not prevail, we may (i) be compelled to deliver Xbox processors at reduced pricing, resulting in reduced gross margins, or a loss, on such processors; (ii) be required to reduce production and delivery of other products in order to satisfy obligations to Microsoft; (iii) be required to pay significant damages to Microsoft; or (iv) be subject to other remedies, such as licenses to our intellectual property, that could have a material adverse impact on our business. Even if we do prevail, there can be no assurance that our business will not be materially harmed.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on July 11, 2002, the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of managements’ solicitation.

(a)    To elect two directors, Harvey C. Jones and William J. Miller, to hold office until the 2005 Annual Meeting of Stockholders.

Nominee	For	Withheld
Harvey C. Jones	134,957,180	805,809
William J. Miller	134,082,932	1,680,057

(b)    To approve an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 500,000,000 to 1,000,000,000.

For	108,169,702
Against	27,132,337
Abstain	460,950

(c)    To ratify the selection of KPMG LLP as our independent accountants for our fiscal year ended January 26, 2003.

For	132,687,367
Against	2,625,068
Abstain	450,554

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(b)    Reports on Form 8-K

(i)	NVIDIA filed a Current Report on Form 8-K, dated April 29, 2002 and filed April 29, 2002, to report the restatement.

(ii)	NVIDIA filed a Current Report on Form 8-K, dated April 23, 2002 and filed April 29, 2002, to report arbitration over pricing of the Xbox chipset with Microsoft.

(iii)	NVIDIA filed a Current Report on Form 8-K, dated May 1, 2002 and filed May 1, 2002, to report additional information regarding the restatement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2002.

NVIDIA CORPORATION

By:	/s/ MARV BURKETT
Marv Burkett
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jen-Hsun Huang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NVIDIA Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 10, 2002

/s/ JEN-HSUN HUANG
Jen-Hsun Huang President and Chief Executive Officer

I, Marv Burkett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NVIDIA Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 10, 2002

/s/ MARV BURKETT
Marv Burkett Chief Financial Officer