Form 10-Q
period 2002-10-27
NVIDIA CORP
filed 2002-12-10
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 27, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of November 22, 2002 was 157,655,641 shares.

NVIDIA CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 27, 2002	January 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$322,535	$333,000
Restricted cash	—	7,000
Marketable securities	589,042	458,377
Accounts receivable, net	149,861	147,348
Inventories	205,043	213,877
Prepaid expenses and other current assets	13,386	8,078
Prepaid and deferred taxes	66,429	66,429

Total current assets	1,346,296	1,234,109
Property and equipment, net	138,778	120,128
Deposits and other assets	10,424	11,897
Prepaid and deferred taxes	56,041	55,921
Goodwill and intangible assets, net	78,158	81,119

	$1,629,697	$1,503,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$170,589	$214,019
Accrued liabilities	203,832	141,210
Current portion of note and capital lease obligations	5,580	3,896
Interest payable on convertible debenture	584	4,176
Deferred revenue	63,495	70,193

Total current liabilities	444,080	433,494
Capital lease obligations, less current portion	6,340	5,861
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock	157	150
Additional paid-in capital	529,992	456,621
Accumulated other comprehensive income, net	2,326	108
Retained earnings	346,802	306,940

Total stockholders’ equity	879,277	763,819

	$1,629,697	$1,503,174

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
		(As restated – see Note 2)		(As restated – see Note 2)

Revenue	$430,304	$364,976	$1,440,494	$865,783
Cost of revenue	322,106	231,508	1,025,829	535,856

Gross profit	108,198	133,468	414,665	329,927

Operating expenses:
Research and development	57,779	44,308	167,500	110,795
Sales, general and administrative	38,693	24,897	112,083	64,297
Stock option exchange(1)	61,832	—	61,832	—
Amortization of goodwill	—	3,237	—	6,848
Acquisition related charges	—	—	—	10,030
Discontinued use of property	—	3,687	—	3,687

Total operating expenses	158,304	76,129	341,415	195,657

Operating income (loss)	(50,106)	57,339	73,250	134,270
Interest and other income, net	1,470	1,682	4,541	9,860

Income (loss) before income tax expense	(48,636)	59,021	77,791	144,130
Income tax expense	—	17,706	37,928	43,239

Net income (loss)	$(48,636)	$41,315	$39,863	$100,891

Basic net income (loss) per share	$(0.32)	$0.29	$0.26	$0.71
Diluted net income (loss) per share	$(0.32)	$0.24	$0.24	$0.60
Shares used in basic per share computation	153,408	144,017	152,129	141,512
Shares used in diluted per share computation	153,408	170,159	168,308	168,854

(1)
The $61,832 stock option exchange expense for both the three and nine months ended October 27, 2002, relates to personnel associated with cost of revenue (for manufacturing personnel), research and development, and sales, general and administrative of $6,164, $35,417 and $20,251, respectively.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 27, 2002	October 28, 2001
		(As restated – see Note 2)
Cash flows from operating activities:
Net income	$39,863	$100,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,065	28,732
Deferred income taxes	(120)	(10,592)
Stock based compensation	(156)	364
Amortization of deferred compensation	—	6
Issuance of common stock in exchange for stock options	39,906	—
Bad debt expense	2,165	1,448
Tax benefit from employee stock plans	9,120	58,299
Changes in operating assets and liabilities:
Accounts receivable	(4,678)	(14,124)
Inventories	8,834	(31,808)
Prepaid income taxes	—	(27,320)
Prepaid expenses and other current assets	(5,308)	(485)
Deposits and other assets	455	(11,362)
Accounts payable	(43,430)	36,213
Accrued liabilities	35,763	34,814
Accrued payroll taxes related to common stock issued in exchange for stock options	21,926	—
Deferred revenue	(6,698)	(51,819)

Net cash provided by operating activities	140,707	113,257

Cash flows from investing activities:
Purchases of marketable securities	(399,509)	(316,812)
Sales and maturities of marketable securities	271,751	—
Purchase of certain assets from various businesses	—	(64,109)
Business acquisition	(3,901)	—
Purchases of property and equipment	(53,183)	(76,815)
Release of restricted cash	7,000	17,450

Net cash used in investing activities	(177,842)	(440,286)

Cash flows from financing activities:
Issuance costs	—	(150)
Common stock issued under employee stock plans	24,507	41,406
Sale lease back financing	5,734	11,246
Principal payments on capital leases	(3,571)	(1,257)

Net cash provided by financing activities	26,670	51,245

Change in cash and cash equivalents	(10,465)	(275,784)
Cash and cash equivalents at beginning of period	333,000	674,275

Cash and cash equivalents at end of period	$322,535	$398,491

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,808	$14,601

Cash paid (refund) for taxes	$(8,154)	$34,219

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

Note 2—Restatement

In January 2002, the Company’s Audit Committee initiated a review at the request of, and in cooperation with, the staff of the SEC. Based on findings of the review, the financial statements for the first three quarters of fiscal year 2002 and for the fiscal years 2001 and 2000 were restated in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2002 filed on May 14, 2002. The accompanying condensed consolidated unaudited balance sheet and statements of operations as of, and for the three and nine months ended October 28, 2001 present restated results. For the three and nine months ended October 28, 2001, adjustments to revenue reflect an adjustment in the recording of deferred revenues and in the accrual of a certain customer program. Adjustments to cost of revenues reflect primarily the recording of manufacturing costs, as well as the timing of inventory write-downs. Adjustments to operating expenses reflect primarily the timing of the recording of accruals.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A comparison of the restated and previously reported balance sheet and statements of operations as of, and for the three and nine months ended October 28, 2001 follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 28, 2001		Nine Months Ended October 28, 2001
	As Restated	As Previously Reported	As Restated	As Previously Reported
	(In thousands, except per share data)
Revenue	$364,976	$370,241	$865,783	$871,432
Cost of revenue	231,508	231,698	535,856	537,564

Gross profit	133,468	138,543	329,927	333,868

Operating expenses:
Research and development	44,308	44,595	110,795	110,016
Sales, general and administrative	24,897	25,361	64,297	64,576
Amortization of goodwill	3,237	3,237	6,848	6,848
Acquisition related charges	—	—	10,030	10,337
Discontinued use of property	3,687	3,230	3,687	3,230

Total operating expenses	76,129	76,423	195,657	195,007

Operating income	57,339	62,120	134,270	138,861
Interest and other income, net	1,682	1,682	9,860	9,860

Income before income tax expense	59,021	63,802	144,130	148,721
Income tax expense	17,706	19,141	43,239	44,617

Net income	$41,315	$44,661	$100,891	$104,104

Basic net income per share	$0.29	$0.31	$0.71	$0.74
Diluted net income per share	$0.24	$0.26	$0.60	$0.62
Shares used in basic per share computation	144,017	144,017	141,512	141,512
Shares used in diluted per share computation	170,159	170,159	168,854	168,854

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET

	October 28, 2001
	As Restated	As Previously Reported
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$398,491	$398,491
Restricted cash	7,050	7,050
Marketable securities	318,674	318,674
Accounts receivable, net	117,664	117,664
Inventories	122,188	120,488
Prepaid expenses and other current assets	8,840	9,536
Prepaid and deferred taxes	35,034	35,034

Total current assets	1,007,941	1,006,937
Property and equipment, net	108,695	108,695
Deposits and other assets	11,210	11,210
Prepaid and deferred taxes	35,298	35,298
Goodwill and intangible assets, net	85,210	85,210

	$1,248,354	$1,247,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,515	$108,953
Accrued liabilities	71,414	73,041
Current portion of capital lease obligations	4,014	4,014
Interest payable on convertible debenture	584	584
Deferred revenue	148,181	143,181

Total current liabilities	332,708	329,773
Capital lease obligations, less current portion	6,941	6,941
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock	145	145
Additional paid-in capital	376,946	376,946
Accumulated other comprehensive income, net	818	818
Retained earnings	230,796	232,727

Total stockholders’ equity	608,705	610,636

	$1,248,354	$1,247,350

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In conjunction with the implementation of SFAS No. 142, during the first quarter of fiscal 2003 the Company completed a transitional goodwill impairment test and concluded that no impairment was indicated. Upon adoption of the new business combination rules, acquired workforce no longer meets the definition of an identified intangible asset. As a result, the net balance of $1.8 million has been reclassified to goodwill in fiscal 2003. The adoption of SFAS No. 142 ceased the amortization of goodwill, which otherwise would have been approximately $3.2 million and $9.7 million for the three and nine months ended October 27, 2002, respectively. In accordance with SFAS No. 142, the Company has elected to perform its annual impairment review during the fourth quarter. The effects of the adoption of SFAS No. 142 are as follows:

	Three Months Ended
	October 27, 2002	October 28, 2001
		As Restated
	(In thousands, except per share data)
Net income (loss)	$(48,636)	$41,315
Goodwill and workforce amortization, tax effected	$—	$2,266
Adjusted net income (loss)	$(48,636)	$43,581
Reported basic earnings (loss) per share	$(0.32)	$0.29
Reported diluted earnings (loss) per share	$(0.32)	$0.24
Adjusted basic earnings (loss) per share	$(0.32)	$0.30
Adjusted diluted earnings (loss) per share	$(0.32)	$0.26

	Nine Months Ended
	October 27, 2002	October 28, 2001
		As Restated
	(In thousands, except per share data)
Net income	$39,863	$100,891
Goodwill and workforce amortization, tax effected	$—	$4,794
Adjusted net income	$39,863	$105,685
Reported basic earnings per share	$0.26	$0.71
Reported diluted earnings per share	$0.24	$0.60
Adjusted basic earnings per share	$0.26	$0.75
Adjusted diluted earnings per share	$0.24	$0.63

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Years Ended
	January 27, 2002	January 28, 2001	January 30, 2000
	As Reported	As Restated	As Restated
	(In thousands, except per share data)
Net income	$176,924	$98,469	$40,959
Goodwill and workforce amortization, tax effected	$7,021	$—	$—
Adjusted net income	$183,945	$98,469	$40,959
Reported basic earnings per share	$1.24	$0.75	$0.34
Reported diluted earnings per share	$1.03	$0.62	$0.28
Adjusted basic earnings per share	$1.29	$0.75	$0.34
Adjusted diluted earnings per share	$1.08	$0.62	$0.28

The carrying amount of goodwill is as follows:

	October 27, 2002	January 27, 2002
	(In thousands)
3dfx	$50,326	$50,326
Other	3,901	—

Total goodwill	$54,227	$50,326

The components of our amortizable intangible assets are as follows:

	October 27, 2002		January 27, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology licenses	$6,370	$(3,546)	$6,115	$(2,317)
Patents	10,319	(3,695)	10,319	(1,215)
Acquired intellectual property	11,123	(4,663)	11,013	(2,913)
Trademarks	11,310	(3,480)	11,310	(1,759)
Other	250	(57)	250	(10)

Total intangible assets	$39,372	$(15,441)	$39,007	$(8,214)

Amortization expense for the net carrying amount of intangible assets at October 27, 2002 is estimated to be $2.4 million for the remainder of fiscal 2003, $9.5 million in fiscal 2004, $7.5 million in fiscal 2005, $4.1 million in fiscal 2006 and $506K in fiscal 2007.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Note 4—Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the as-if-converted method for the convertible debentures and the treasury stock method for stock options. Under the as-if-converted method and the treasury stock method, the convertible debentures and the effect of stock options outstanding, respectively, are not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented.

	Three Months Ended		Nine Months Ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
		(As restated – see Note 2)		(As restated – see Note 2)
	(In thousands, except per share data)
Numerator:
Numerator for basic net income (loss) per share	$(48,636)	$41,315	$39,863	$100,891
Numerator for diluted net income (loss) per share	$(48,636)	$41,315	$39,863	$100,891

Denominator:
Denominator for basic net income (loss) per share, weighted average shares	153,408	144,017	152,129	141,512
Effect of dilutive securities:
Stock options outstanding	—	26,142	16,179	27,342

Denominator for diluted net income (loss) per share, weighted average shares	153,408	170,159	168,308	168,854

Net income per share:
Basic net income (loss) per share	$(0.32)	$0.29	$0.26	$0.71
Diluted net income (loss) per share	$(0.32)	$0.24	$0.24	$0.60

Diluted net income (loss) per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Nine Months Ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
	(In thousands)
Stock options outstanding	35,381	1,906	3,491	1,906
Convertible debentures	6,472	6,472	6,472	6,472

	41,853	8,378	9,963	8,378

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

All stock options outstanding were excluded from the computation of diluted net loss per share for the three months ended October 27, 2002. The weighted-average price of stock options excluded from the computation of diluted earnings per share was $36.64 for the nine months ended October 27, 2002. The shares outstanding as a result of the stock option exchange that took place on October 24, 2002, did not have a significant impact on the three and nine months ended October 27, 2002. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a description of the stock option exchange. The weighted-average price of stock options excluded from the computation of diluted earnings per share was $41.88 for both the three and nine months ended October 28, 2001. The convertible debentures are convertible into shares of common stock at a conversion price of $46.36 per share and were antidilutive for all periods shown.

Note 5—Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative translation adjustments and unrealized gains or losses on available-for-sale securities. The components of comprehensive income(loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2002	2001	2002	2001
		(As restated – see Note 2)		(As restated – see Note 2)
	(In thousands)
Net income (loss)	$(48,636)	$41,315	$39,863	$100,891
Decrease in cumulative translation adjustments	509	—	207	—
Increase (decrease) in net unrealized gains on available-for-sale securities, net of tax	(362)	818	2,011	818

Total comprehensive income (loss)	$(48,489)	$42,133	$42,081	$101,709

Note 6—Asset Purchases

During fiscal year 2002, the Company completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. (“3dfx”) and other asset purchases, for an aggregate purchase price of approximately $79.1 million. These purchases have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other purchases is immaterial to the condensed consolidated financial statements of the Company.

On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between the Company and 3dfx. The Asset Purchase Agreement also provides that if 3dfx certifies to the Company’s satisfaction that all its debts and other liabilities have been provided for, then the Company is obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx cannot make such certification, but instead certifies that its debts and liabilities can be satisfied for less than $25.0 million, then 3dfx can elect to receive a cash payment equal to the amount of such debts and liabilities and receive a reduced number of shares of NVIDIA common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx cannot certify that all of its debts and liabilities have been provided for, or can be satisfied for less than $25.0 million, NVIDIA is not obligated under the agreement to pay any additional

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. The Company believes that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration following this determination.

As of October 27, 2002, the 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.2 million were allocated based on fair values presented below. Upon the adoption of SFAS No. 142, approximately $3.0 million of intangible assets previously allocated to workforce in place were reclassified into goodwill in fiscal 2003. In addition, amortization of goodwill ceased in accordance with the new accounting rules.

	3dfx	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	60,418	—

Total	$74,161

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of additional consideration, if any, paid to 3dfx upon the final satisfaction of their liabilities.

Note 7—Marketable Securities

The Company accounts for its investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. The Company classifies its marketable debt securities at the date of acquisition in the available-for-sale category as the Company’s intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The average holding periods until maturity of our cash equivalents and marketable securities were approximately 18 and 622 days, respectively. The principal amounts and related weighted-average interest rates for our investment portfolio were $322.0 million and 1.7% for cash equivalents, and $589.0 million and 4.3% for marketable securities as of October 27, 2002.

Note 8—Balance Sheet Components

Certain balance sheet components are as follows:

	October 27, 2002	January 27, 2002
	(In thousands)
Inventories:
Raw materials	$10,043	$13,367
Work in-process	19,683	77,130
Finished goods	175,317	123,380

Total inventories	$205,043	$213,877

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At October 27, 2002, the Company had outstanding inventory purchase obligations totaling $229.7 million.

	October 27,	January 27,
	2002	2002
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$51,337	$55,627
Taxes payable	101,542	62,922
Accrued payroll and related expenses	38,644	16,389
Other	12,309	6,272

Total accrued liabilities	$203,832	$141,210

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

	Three Months Ended		Nine Months Ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
		(As restated – see Note 2)		(As restated – see Note 2)
	(In thousands)
Revenue:
U.S. and North America	$115,418	$78,654	$467,925	$123,196
Asia Pacific	281,984	272,327	916,838	705,518
Europe	32,902	13,995	55,731	37,069

Total revenue	$430,304	$364,976	$1,440,494	$865,783

Revenues from significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
		(As restated – see Note 2)		(As restated – see Note 2)
Revenue:
Customer A	16%	19%	15%	13%
Customer B	20%	14%	24%	6%
Customer C	16%	14%	17%	21%
Customer D	9%	10%	8%	11%

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of October 27, 2002	As of January 27, 2002
Accounts Receivable:
Customer A	17%	16%
Customer B	—	—
Customer C	14%	14%
Customer D	8%	9%

Note 10—Microsoft Agreement

On March 5, 2000, the Company entered into an agreement with Microsoft in which the Company agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. On February 14, 2001, the Company announced that its Xbox IGP and Xbox media communications processor were released to Taiwan Semiconductor Manufacturing Company, or TSMC, for prototype fabrication. These processors are fabricated on a .15-micron process technology and commercial shipment began in July 2001. In April 2000, Microsoft paid the Company $200.0 million under the agreement as an advance against processor purchases and for licensing the Company’s technology. This advance was fully utilized by purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it.

The Company is engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that the Company supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that the Company must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. The Company has requested pricing relief regarding the Company’s chipsets, a determination of the scope of the licenses under the agreement, and asked for damages and other relief for violations of the agreement. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, the Company has deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. The Company expects that it will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $63.1 million as of October 27, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. The Company expects to conclude the arbitration before June 30, 2003.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11—Litigation

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed an action in the United States District Court for the Northern District of California, or the Northern District, against the Company and certain officers of the Company, alleging violations of the federal securities laws arising out of the Company’s announcement on February 14, 2002 of an internal investigation of certain accounting matters. As of October 27, 2002, approximately 13 similar actions (the “Federal Class Actions”) were filed in the Northern District, one additional individual action was filed in the Southern District, along with three related derivative actions against the Company, certain of its executive officers, directors and its independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court, collectively the Actions. The two related derivative actions filed in California Superior Court have been consolidated. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. The Federal Class Actions have been consolidated and lead plaintiffs appointed. The consolidated amended complaint was filed on September 10, 2002. The Company is obligated to indemnify its officers and directors in connection with the Actions to the extent permitted by the law, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company intends to vigorously defend these Actions. The Company is unable, however, to predict the ultimate outcome of the Actions. There can be no assurance the Company will be successful in defending the Actions and if the Company is unsuccessful the Company may be subject to significant damages. Even if the Company is successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm the Company’s business.

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

The Company is engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that the Company supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that the Company must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. The Company has requested pricing relief regarding the Company’s chipsets, a determination of the scope of the licenses under the agreement, and asked for damages and other relief for violations of the agreement. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, the Company has deferred revenue in an amount equal to the difference between the

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

price being paid by Microsoft and the price Microsoft claims it should be paying. The Company expects that it will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $63.1 million as of October 27, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. The Company expects to conclude the arbitration before June 30, 2003.

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

Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations. As of October 27, 2002, other than the deferred revenue on the MCPX and XGPU as mentioned above, no accruals for these contingencies have been recorded.

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

Note 12—Stock Option Exchange

On September 26, 2002, the Company commenced an offer (the “Offer”) to its employees to exchange outstanding stock options with exercise prices equal to or greater than $27.00 per share (“Eligible Options”). Stock options to purchase an aggregate of approximately 20,615,000 shares were eligible for tender at the commencement of the Offer, representing approximately 39% of the Company’s outstanding stock options as of the commencement date. Only employees of NVIDIA or one of its subsidiaries as of September 26, 2002 who continued to be employees through the Offer termination date of October 24, 2002 were eligible to participate in the Offer. Employees who were on medical, maternity, worker’s compensation, military or other statutorily protected leave of absence, or a personal leave of absence, were also eligible to participate in the Offer. Employees who were terminated on or before the Offer termination date of October 24, 2002, were not eligible to participate in the Offer. In addition, the Company’s Chief Executive Officer and Chief Financial Officer and members of the Company’s Board of Directors were not eligible to participate in this Offer.

Eligible employees who participated in the Offer received, in exchange for the cancellation of Eligible Options, a fixed amount of consideration, represented by fully vested, non-forfeitable common stock and applicable withholding taxes, equal to the number of shares underlying such Eligible Options, multiplied by $3.20, less the amount of applicable tax withholdings, divided by $10.46, the closing price of the Company’s Common Stock as reported on the Nasdaq National Market on October 24, 2002. The Company concluded that the consideration paid for the Eligible Options represented “substantial consideration” as required by Issue 39(f) of EITF Issue No. 00-23 “Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44,” as the $3.20 per Eligible Option was at least the fair value for each Eligible Option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the Eligible Options using the Black-Scholes option-pricing model, the Company used the following assumptions: (i) the

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

expected remaining life was deemed to be the remaining term of the options, which was approximately 7.8 years; (ii) a volatility of 50.0% during the expected life; (iii) a risk-free interest rate of 3.71%; and (iv) no dividends. The amount of $3.20 per Eligible Option was established at the commencement of the offer period and remained unchanged throughout the offer period.

Variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the Offer that were not surrendered for cancellation, because: (i) the shares of Common Stock offered as consideration for the surrendered options were fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepted the Offer was based on the number of surrendered Eligible Options multiplied by $3.20, divided by the fair value of the stock at the date of exchange. The Company further concluded that the “look back” and “look forward” provisions of FASB Interpretation No. 44, paragraph 45 did apply to the stock options surrendered for cancellation. Variable accounting is not required for any of the Company’s outstanding stock options existing at the time of the Offer. The Company does not intend to grant stock options to any participants in the Offer for at least six months following October 24, 2002. If any stock options are granted to participants in the Offer within the six months following October 24, 2002, those stock options will receive variable accounting.

On October 24, 2002, the offer period ended and the Company was obligated to exchange approximately 18,843,000 Eligible Options for total consideration of $61,832,000, consisting of $39,906,000 in fully vested, non-forfeitable shares of the Company’s common stock (approximately 3,815,000 shares) and $21,926,000 in employer and employee related taxes. The number of fully vested, non-forfeitable shares of the Company’s common stock to be issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of the Company’s common stock on October 24, 2002, of $10.46 per share.

The shares of Common Stock issued in exchange for Eligible Options were fully vested. However, a portion of the shares equal to 25% of the total consideration, based on the closing price of our Common Stock on the offer termination date, have a six month holding period, and a portion of the shares equal to 25% of such total consideration have a one year holding period. Withholding taxes and other charges were deducted from the remaining 50% of the total consideration, and the shares issued after such withholding do not have a holding restriction.

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

The following discussion should be read in conjunction with the accompanying restated condensed consolidated unaudited financial statements as of and for the three and nine months ended October 28, 2001. For additional information on the restatement, refer to Note 2 to the unaudited condensed consolidated financial statements.

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

A majority of our sales have been to a limited number of customers and sales are highly concentrated. We sell graphics processors to add-in board and motherboard manufacturers and contract equipment manufacturers, or CEMs. These manufacturers incorporate our processors in the boards they sell to PC OEMs, retail outlets and systems integrators. We also sell graphics processors to independent stocking representatives that purchase our products and resell these products to PC OEMs and contract manufacturers. The average selling prices for our products, as well as our customers’ products, vary by distribution channel. The majority of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Our three largest customers accounted for approximately 52% of revenues for the third quarter of fiscal 2003 and 56% of revenues for the first nine months of fiscal 2003. Sales to Microsoft accounted for 20% and sales to two customers accounted for 32% of our total revenue for the third quarter of fiscal 2003. For the first nine months of fiscal 2003, sales to Microsoft accounted for 24% and sales to two customers accounted for 32% of our total revenue. For the third quarter of fiscal 2002, sales to our three largest customers accounted for 47% of total revenue. For the first nine months of fiscal 2002, sales to our three largest customers accounted for 45% of our total revenue. Although a limited number of our customers represent the majority of our revenue, their end customers include Acer Inc., Apple Computer, Inc., Dell Computer Corporation, eMachines Inc., Fujitsu-Siemens Computers, Gateway Inc., Hewlett Packard Company, IBM, Legend Computer, Medion AG, Micron Electronics Inc., NEC Corporation, Packard Bell NEC Inc., Samsung Electronics Co., Sony Corporation, Toshiba and others.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure, excluding the amounts covered by credit insurance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
		(As restated – see Note 2)		(As restated – see Note 2)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.9	63.4	71.2	61.9

Gross profit	25.1	36.6	28.8	38.1
Operating expenses:
Research and development	13.4	12.1	11.6	12.8
Sales, general and administrative	9.0	6.8	7.8	7.4
Stock option exchange	14.3	0.0	4.3	0.0
Amortization of goodwill	0.0	0.9	0.0	0.8
Acquisition related charges	0.0	0.0	0.0	1.2
Discontinued use of property	0.0	1.0	0.0	0.4

Total operating expenses	36.7	20.8	23.7	22.6

Operating income (loss)	(11.6)	15.8	5.1	15.5
Interest and other income, net	0.3	0.4	0.3	1.1

Income (loss) before income tax expense	(11.3)	16.2	5.4	16.6
Income tax expense	0.0	4.9	2.6	5.0

Net income (loss)	(11.3)%	11.3%	2.8%	11.6%

Three Months and Nine Months Ended October 27, 2002 and October 28, 2001

Revenue

Revenue consists of amounts recognized from the sale of graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. Revenue increased by 18% to $430.3 million for the three months ended October 27, 2002 when compared to $365.0 million for the three months ended October 28, 2001. Revenue increased by 66% to $1.44 billion for the first nine months of fiscal 2003 when compared to $865.8 million for the first nine months of fiscal 2002. The growth was primarily the result of increased sales of our graphics processors driven by the introduction of our GeForce4 family of products at the beginning of fiscal 2003; the strong overall demand for our products in the PC, workstation and mobile laptop markets; and the introduction of our integrated chipsets and processors.

Revenue from sales outside of the United States accounted for 73% of total revenue for the third quarter ended October 27, 2002 and 68% of total revenue for the first nine months of fiscal 2003. Revenue from sales outside of the United States accounted for 78% of total revenue for the third quarter ended October 28, 2001 and 86% of total revenue for the first nine months of fiscal 2002. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in the United States. The decrease in the percentage of revenue from sales outside of the United States is primarily attributable to increased sales of the graphics and media communication processors used in the Microsoft Xbox product billed to Microsoft in the United States.

Although we achieved substantial growth in product revenue for the third quarter of fiscal 2003 from the same period a year ago, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of our products. The decline in average selling prices of 3D graphics processors in general may accelerate as the market continues to develop and competition increases.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors (including assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Our gross profit margin can vary in any period depending on the mix of types of graphics processors sold. Our gross profit margins were 25.1% and 28.8% for the third quarter of fiscal 2003 and the first nine months of fiscal 2003, respectively. Our gross profit margins were 36.6% and 38.1% for the third quarter of fiscal 2002 and the first nine months of fiscal 2002, respectively. Gross margins for the third quarter of fiscal 2003 as compared to the same period of fiscal 2002 decreased primarily due to the shift in mix of business. Gross margins for the first nine months of fiscal 2003 as compared to the same period of fiscal 2002 decreased primarily due to the shift in mix of business and an inventory write-down during the second quarter of fiscal 2003 of approximately $21 million related to certain Xbox processors and nForce chipsets. In addition, sales of Xbox processors, which generally have lower margins than our other products, comprised 24% of our overall revenue in the first nine months of fiscal 2003 as compared to 6% in the first nine months of 2002. Further, the deferral of Xbox revenues discussed in Note 10 to the Condensed Consolidated Financial Statements had a slight adverse effect on margins. As a result, gross profit decreased $25.3 million, or 19%, as compared to the third quarter of fiscal 2002. As compared to first nine months of fiscal 2002, gross profit for the first nine months of fiscal 2003 increased by $84.7 million, or 26%, due to an increase in unit shipments.

In the future, we could be subject to excess or obsolete inventories and be required to take additional write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins. Although we achieved substantial growth in gross profit for the first nine months of fiscal 2003 from the same period a year ago, we do not expect to sustain this rate of growth in future periods.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product prototypes and consultant costs. Research and development expenses increased by $13.5 million, or 30%, from the third quarter of fiscal 2002 to the third quarter of fiscal 2003 primarily due to a $8.5 million increase related to additional personnel, a $5.6 million increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, a $0.8 million increase in facilities costs due to the move into our new headquarters and other expenses during the period offset by a $1.4 million decrease related to the timing of engineering costs to develop our next generation products. Research and development expenses increased by $56.7 million, or 51%, from the first nine months of fiscal 2002 to the first nine months of fiscal 2003 primarily due to the addition of personnel, facilities costs, engineering related costs to support our next generation products, such as depreciation charges incurred on capital expenditures and software license and maintenance fees.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased $13.8 million, or 55%, from the third quarter of fiscal 2002 to the third quarter of fiscal 2003 primarily due to a $6.3 million increase in legal spending associated with various legal proceedings, a $4.8 million increase related to additional personnel and commissions, a $1.1 million increase in tradeshow and product launch costs, a $1.6 million increase associated with facilities costs, general administrative activities and travel and entertainment expenses. Sales, general and administrative expenses increased $47.8 million, or 74%, from the first nine months of fiscal 2002 to the first nine months of fiscal 2003 primarily due to costs associated with additional personnel, facilities costs, internal accounting review and legal costs.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales and protect our business interests.

Stock Option Exchange

On September 26, 2002, we commenced an offer (the “Offer”) to our employees to exchange outstanding stock options with exercise prices equal to or greater than $27.00 per share (“Eligible Options”). Stock options to purchase an aggregate of approximately 20,615,000 shares were eligible for tender at the commencement of the Offer, representing approximately 39% of our outstanding stock options as of the commencement date. Only employees of NVIDIA or one of its subsidiaries as of September 26, 2002 who continued to be employees through the Offer termination date of October 24, 2002 were eligible to participate in the Offer. Employees who were on medical, maternity, worker’s compensation, military or other statutorily protected leave of absence, or a personal leave of absence, were also eligible to participate in the Offer. Employees who were terminated on or before the Offer termination date of October 24, 2002, were not eligible to participate in the Offer. In addition, our Chief Executive Officer and Chief Financial Officer and members of our Board of Directors were not eligible to participate in this Offer.

Eligible employees who participated in the Offer received, in exchange for the cancellation of Eligible Options, a fixed amount of consideration, represented by fully vested, non-forfeitable common stock and applicable withholding taxes, equal to the number of shares underlying such Eligible Options, multiplied by $3.20, less the amount of applicable tax withholdings, divided by $10.46, the closing price of our Common Stock as reported on the Nasdaq National Market on October 24, 2002. We concluded that the consideration paid for the Eligible Options represented “substantial consideration” as required by Issue 39(f) of EITF Issue No. 00-23 “Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44,” as the $3.20 per Eligible Option was at least the fair value for each Eligible Option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the Eligible Options using the Black-Scholes option-pricing model, we used the following assumptions: (i) the expected remaining life was deemed to be the remaining term of the options, which was approximately 7.8 years; (ii) a volatility of 50.0% during the expected life; (iii) a risk-free interest rate of 3.71%; and (iv) no dividends. The amount of $3.20 per Eligible Option was established at the commencement of the offer period and remained unchanged throughout the offer period.

Variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the Offer that were not surrendered for cancellation, because: (i) the shares of Common Stock offered as consideration for the surrendered options were fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepted the Offer was based on the number of surrendered Eligible Options multiplied by $3.20, divided by the fair value of the stock at the date of exchange. We further concluded that the “look back” and “look forward” provisions of FASB Interpretation No. 44, paragraph 45 did apply to the stock options surrendered for cancellation. Variable accounting is not required for any of our outstanding stock options existing at the time of the Offer. We do not intend to grant stock options to any participants in the Offer for at least six months following October 24, 2002. If any stock options are granted to participants in the Offer within the six months following October 24, 2002, those stock options will receive variable accounting.

On October 24, 2002, the offer period ended and we were obligated to exchange approximately 18,843,000 Eligible Options for total consideration of $61,832,000, consisting of $39,906,000 in fully vested, non-forfeitable shares of our common stock (approximately 3,815,000 shares) and $21,926,000 in employer and employee related taxes. The number of fully vested, non-forfeitable shares of our common stock to be issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of our common stock on October 24, 2002, of $10.46 per share.

The shares of Common Stock issued in exchange for Eligible Options were fully vested. However, a portion of the shares equal to 25% of the total consideration, based on the closing price of our Common Stock on the offer termination date, have a six month holding period, and a portion of the shares equal to 25% of such total consideration have a one year holding period. Withholding taxes and other charges were deducted from the remaining 50% of the total consideration, and the shares issued after such withholding do not have a holding restriction.

Amortization of Goodwill

During fiscal 2002, amortization of goodwill was associated with goodwill from the asset purchase from 3dfx. The initial allocation of the purchase price included $57.4 million of goodwill, plus approximately $3.0 million of intangible assets previously allocated to workforce in place, which was reclassified into goodwill as of the beginning of fiscal 2003.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill as of the beginning of fiscal 2003. We have conducted a transitional impairment test on our goodwill and concluded that no impairment charge was required. During the three months and nine months ended October 28, 2001, the amortization of goodwill, including workforce in place, was $3.2 million and $6.8 million, respectively.

Acquisition Related Charges

Acquisition related charges are attributable to expenses related to the acquisition of assets from 3dfx in fiscal 2002. These charges primarily consisted of bonuses for former 3dfx employees.

Interest and Other Income (Expense), Net

Interest income primarily consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased $211,000 from the third quarter of fiscal 2002 to the third quarter of fiscal 2003 and decreased $5.3 million from the first nine months of fiscal 2002 to the first nine months of fiscal 2003 primarily due to the decline in market interest rates.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt. Interest expense remained flat for all periods presented.

Income Taxes

We did not record any income tax expense or benefit for the third quarter of fiscal 2003 as our loss before income tax expense of $48.6 million is primarily attributable to a stock compensation charge for which no tax benefit may be available. We had income tax expense of $17.7 million for the third quarter of fiscal 2002 and we had $37.9 million and $43.2 million of income tax expense for the first nine months of fiscal 2003 and 2002, respectively.

Liquidity and Capital Resources

As of October 27, 2002, we had $911.6 million in cash, cash equivalents and marketable securities, an increase of $120.2 million from the end of fiscal 2002. We historically have held our cash balances in cash or cash equivalents, such as money market funds. In August 2001, we began to invest our excess cash balances in marketable securities. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and places certain limits on our portfolio duration.

Operating activities generated cash of $140.7 million during the first nine months of fiscal 2003 and $113.3 million during the first nine months of fiscal 2002. The increase from the first nine months of fiscal 2002 when compared to the same period in fiscal 2003 was primarily due to a significant decrease in inventory, a decrease in prepaid taxes and a decrease in deferred revenue, offset by a decrease in accounts payable and a decrease in the income tax benefit derived from the difference between the exercise price and the fair value of acquired stock in association with employees’ exercise of stock options.

Investing activities used cash of $177.8 million in the first nine months of fiscal 2003 compared to $440.3 million in the first nine months of fiscal 2002. The decrease from the first nine months of fiscal 2002 was due to the increase in the sales and maturities of marketable securities, offset by decreases in both capital expenditures and asset purchases from various businesses. We expect to spend a total of approximately $80.0 million to $90.0 million for capital expenditures in fiscal 2003, primarily for software licenses, emulation equipment, computer and engineering workstations, future phases of our enterprise resource planning system implementation, and tenant and leasehold improvements. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities provided cash of $26.7 million in the first nine months of fiscal 2003 compared to $51.2 million in the first nine months of fiscal 2002. The decrease from the first nine months of fiscal 2002 was due to a decrease in employee stock option exercises.

Microsoft Agreement

On March 5, 2000, we entered into an agreement with Microsoft in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. In April 2000, Microsoft paid us $200.0 million under the agreement as an advance against processor purchases and for licensing our technology. This advance was fully utilized by purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it. We are engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that we must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We have requested pricing relief regarding our chipsets, a determination of the scope of the licenses under the agreement, and asked for damages and other relief for violations of the agreement. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. We expect that we will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $63.1 million as of October 27, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. We expect to conclude the arbitration before June 30, 2003.

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

3dfx Asset Purchase

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000, between us and 3dfx. The Asset Purchase Agreement also provides that if 3dfx certifies to our satisfaction all its debts and other liabilities have been provided for, then we are obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx cannot make such a certification, but instead certifies that its debts and liabilities can be satisfied for less than $25.0 million, then 3dfx can elect to receive a cash payment equal to the amount of such debts and liabilities and receive a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx cannot certify that all of its debts and liabilities have been provided for, or can be satisfied, for less than $25.0 million, we are not obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. We believe that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration following this determination.

Contractual Cash Obligations

As of October 27, 2002, our outstanding inventory purchase obligations have decreased to $229.7 million from $541.0 million as of January 27, 2002. There were no other material changes in our contractual cash obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 27, 2002. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 27, 2002.

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

For additional factors see “Business Risks – Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.”

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government and its agencies. These investments are denominated in U.S. dollars.

We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because our debt securities are classified as available for sale, no gains or losses are recognized unless such securities are sold. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of nd $589.0 million and 4.3% for marketable securities as of October 27, 2002.

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

Our strategy is to utilize the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by PC OEMs, add-in board and motherboard manufacturers and consumers of 3D graphics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the PC OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new 3D graphics products would harm our business. In particular, we expect to introduce graphics processors using our next generation technology during the secondhalf of fiscal 2003 and any delays in such introduction or failure of these processors to meet or exceed specifications of competitive products could materially harm our business.

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

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use .15-micron process technology for the GeForce4, Quadro4, GeForce3, Quadro DCC, Xbox and nForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. We are currently beginning production using the .13 micron process technology for products that are estimated to begin commercial shipment at the end of our fiscal 2003. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing processes technologies successfully or on a timely basis.

We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of October 27, 2002, we had 1,474 employees as compared to 1,123 employees as of January 27, 2002. We expect that the number of our employees will increase over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

During the first nine months of fiscal 2003, we initiated an examination of SAP A.G., our current enterprise resource planning, or ERP, system to enhance our information systems in business, finance, operations and service. We expect to implement additional functionalities based upon the results of the ERP examination. If we are not able to implement additional functionalities to our current ERP system or there are delays or downtime as a result of the implementation, the efficiency of our business applications and business operations could be harmed. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be harmed if we encounter unforeseen problems with respect to system operations or future implementations.

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

We are engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft has requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that we must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We have requested pricing relief regarding our chipsets, a determination of the scope of the licenses under the agreement, and asked for damages and other relief for violations of the agreement. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. We expect that we will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $63.1 million as of October 27, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. We expect to conclude the arbitration before June 30, 2003.

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

Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

•
suppliers of integrated core logic chipsets that incorporate 2D and 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems, ATI Technologies and VIA Technologies, Inc., or VIA;

•	suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc., Creative Technology and Matrox Electronics Systems Ltd.;

•
suppliers of mobile graphics processors that incorporate 2D or 3D graphics functionality as part of their existing solutions, such as ATI Technologies, Trident Microsystems, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA Technologies; and

•
companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3DLABS (a Creative Technology company) and ATI Technologies Inc.

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

During the first nine months of fiscal 2003, we derived most of our revenue from the sale of products for use in the desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. The recent slowing of the economy in the U.S. and international regions, which has negatively impacted some PC manufacturers and led to some reductions in the demand for PCs, led in the quarter ended October 27, 2002 to reductions in inventory purchases by PC manufacturers and adversely impacted our revenue during the period. Any reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

Item 4.    Controls and Procedures

1.    Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

2.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

3.    Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NVIDIA have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California, or the Northern District, against NVIDIA and certain NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. As of October 27, 2002, approximately 13 similar actions, or the Federal Class Actions, were filed in the Northern District, one additional individual action was filed in the Southern District, along with three related derivative actions against us, certain of our executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court, collectively the Actions. The two related derivative actions filed in California Superior Court have been consolidated. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. The Federal Class Actions have been consolidated and lead plaintiffs appointed. The consolidated amended complaint was filed on September 10, 2002. We are obligated to indemnify our officers and directors, to the extent permitted by the law, in connection with the Actions and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend these Actions. We are unable, however, to predict the ultimate outcome of the Actions. There can be no assurance we will be successful in defending the Actions and if we are unsuccessful we may be subject to significant damages. Even if we are successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

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

We are engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. Microsoft requested that the arbitration panel require that we supply chipsets in whatever quantities are ordered by Microsoft. The arbitration panel has issued an interim ruling that we must supply Microsoft’s reasonable requirements of chipsets, but no minimum or maximum amount has been set or for any particular period. Microsoft has also asked for damages for alleged violations of the agreement and requested that the arbitration panel reduce chipset prices paid by Microsoft. We have requested pricing relief regarding our chipsets, a determination of the scope of the licenses under the agreement, and asked for damages and other relief for violations of the agreement. The arbitration panel will consider all these claims during the arbitration. For sales of the Xbox processors, we have deferred revenue in an amount equal to the difference between the price being paid by Microsoft and the price Microsoft claims it should be paying. We expect that we will continue to defer revenue related to the disputed pricing and volume discount for future sales of these processors until final resolution of the matter. This amount was approximately $63.1 million as of October 27, 2002. The arbitration is being conducted in New York by a panel under the rules of the American Arbitration Association. We expect to conclude the arbitration before June 30, 2003.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, NVIDIA is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by KPMG LLP, our independent auditor. Non-audit services are services other than those provided by KPMG LLP in connection with an audit or a review of NVIDIA’s financial statements. During the third quarter of 2002 our Audit Committee did not approve any non-audit services to be performed by KPMG LLP.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.19	Employment Agreement, dated as of July 12, 2002, between NVIDIA and David Shannon.

10.20	Employment Agreement, dated as of August 12, 2002, between NVIDIA and Marvin Burkett.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(b)    Reports on Form 8-K

(i)	NVIDIA filed a Current Report on Form 8-K, dated April 29, 2002 and filed April 29, 2002, to report the restatement.
(ii)	NVIDIA filed a Current Report on Form 8-K, dated April 23, 2002 and filed April 29, 2002, to report arbitration over pricing of the Xbox chipset with Microsoft.
(iii)	NVIDIA filed a Current Report on Form 8-K, dated May 1, 2002 and filed May 1, 2002, to report additional information regarding the restatement.
(iv)	NVIDIA filed a Current Report on Form 8-K, dated August 30, 2002 and filed August 30, 2002, to report CEO and CFO certifications.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2002.

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 10, 2002

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 10, 2002

/s/ MARV BURKETT
Marv Burkett Chief Financial Officer