Form 10-K
period 2003-01-26
NVIDIA CORP
filed 2003-04-25
CIK 1045810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2003

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

Common stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Rule 12b-2)     Yes ☑    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 26, 2002 was approximately $1,974,616,679. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of July 26, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 31, 2003 was 159,036,369.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed by May 27, 2003.

NVIDIA CORPORATION

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for three dimensional, or 3D, graphics and media communication processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. Discussions containing these forward-looking statements may be found in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The “Business Risks” section, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1.     BUSINESS

Overview

We are one of the world’s largest “fabless” semiconductor companies, supplying graphics and media communications processors and related software that are integral to personal computers, or PCs, professional workstations and digital entertainment platforms. We provide an architecturally compatible “top-to-bottom” family of award-winning graphics processing units, or GPUs, which set the standard for performance, quality, compatibility and features for a broad range of personal computing platforms. Our graphics and communications processors are used for a wide variety of applications, including games, digital content creation, personal digital image editing, business productivity and product and industrial design. Our mission is to be the most important visual computing company in the world. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Interactive 3D graphics are integral to various computing and entertainment platforms such as workstations, consumer and commercial desktop PCs, Internet appliances and video gaming consoles. 3D graphics is a powerful broadband medium that enables the communication and visualization of information, whether it is in professional applications like digital content creation and computer assisted design and computer assisted manufacturing, or CAD/CAM, or commercial applications like financial analysis and business-to-business collaboration or simply surfing the Internet or playing games. The visually engaging and interactive nature of 3D graphics responds to consumers’ demands for a convincing simulation of reality beyond what is possible with traditional 2D graphics. We expect that the fundamental interactive capability and distributive nature of 3D graphics will make it the primary broadband medium for a digitally connected world.

We believe that a PC’s interactive 3D graphics capability represents one of the primary means users differentiate among various systems. PC users today can easily differentiate the quality of graphics and prefer PCs that provide a superior visual experience. These factors have dramatically increased demand for 3D graphics processors. Mercury Research estimates that 188.6 million 3D graphics processors were sold worldwide in 2002 and that 275.3 million will be sold worldwide in 2006.

Continuing advancements in semiconductor process and manufacturing have made available more powerful and affordable microprocessors and 3D graphics processors, both of which are essential to deliver interactive 3D graphics to the PC market. Additionally, the industry has broadly adopted Microsoft Corporation’s Direct3D Application Programming Interface, or API, and Silicon Graphics Inc.’s, or SGI’s, OpenGL API, which serve as common and standard languages between software applications and 3D graphics processors, allowing the development of numerous 3D applications and resulting in increased consumer demand.

We believe that a substantial market opportunity exists for providers of performance 3D graphics processors, particularly as performance 3D graphics have become an increasingly important requirement and point of differentiation for PC original equipment manufacturers, or OEMs. Consumer PC users demand a compelling visual experience and compatibility with existing and next-generation 3D graphics applications at an affordable price. Application developers require high-performance, standards-based 3D architectures with broad market penetration. Since graphics is a key point of differentiation, PC OEMs continually seek to incorporate leading-edge, cost-effective 3D graphics solutions to build award-winning products. We believe that providers of interactive 3D graphics solutions compete based on their ability to leverage their technology expertise to simultaneously meet the needs of end users, application developers and OEMs.

Our Products

We have five major product families: GeForce, nForce, GeForce Go, Quadro and TNT2. In addition, we sell a two-processor chipset for use in the Xbox video game console. Our entire product line provides superior processing and rendering power at competitive prices and is designed to deliver the maximum performance from industry standards such as Microsoft’s DirectX API and SGI’s OpenGL API on Windows operating systems and Linux platforms.

GeForce.    The GeForce family represents our desktop GPUs. In November 2002, we introduced our newest flagship GPU, the GeForce FX. The GeForce FX is our first, fully programmable cinematic GPU, and is also our first to be manufactured using 0.13-micron process technology. The GeForce FX is one of the PC industry’s most complex application specific integrated circuits, or ASICs, containing over 125 million transistors and is the first GPU to reach processor clock speeds up to 500MHz and memory clock speeds up to 1 GHz. The GeForce FX is designed for the enthusiast consumer product line of the PC market. The GeForce family, which also includes the GeForce2, GeForce3 and GeForce4, is designed to deliver the highest performance and features for every price product line ranging from mainstream to performance PCs.

nForce.    The nForce family represents our platform processors for desktop PCs. We define a platform processor as a chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU. The nForce family is the industry’s first highly-integrated platform processor to incorporate a comprehensive set of multimedia capabilities, such as 2D, 3D, DVD, HDTV, Dolby Digital audio playback and fast broadband and networking communications. nForce is a two-chip solution, which includes either a System Platform Processor, or SPP, or Integrated Graphics Processor, or IGP, combined with a Media Communications Processor, or MCP. The nForce configuration is determined by the OEM or system builder. The nForce family is designed to be compatible with Advanced Micro Devices’ AthlonXP and Duron microprocessors. In July 2002, we introduced our second generation platform processor, the nForce2. The nForce2 was the industry’s first platform processor to support dual DDR400 memory, simultaneous local-area network, or LAN, and wide-area network, or WAN, up to six high-speed USB 2.0 and three FireWire (IEEE 1394a) ports and our GeForce4 MX graphics core with all processing done only in the IGP.

GeForce Go.    The GeForce Go family represents our mobile GPUs, which consists of the GeForce4 Go, GeForce2 Go, Quadro4 GL Go and Quadro2 Go GPUs. These are designed to deliver desktop graphics performance and features for multiple notebook configurations from desktop replacements, performance notebooks and thin-and-lights to mobile workstations. The GeForce Go products are designed to serve the needs of both corporate and consumer users. The Quadro Go products are designed to serve the needs of workstation professionals in the area of product design and digital content creation. The Quadro2 Go is the industry’s first Independent Software Vendor, or ISV, certified driver for notebooks. In November 2002, our GeForce2 Go mobile GPU was designed into HP’s Compaq Tablet PC TC1000, one of the industry’s first tablet notebook PCs. In January 2003, the GeForce4 Go was designed into Apple Computer’s new PowerBook notebooks, marking the first time NVIDIA’s mobile GPUs were incorporated into an Apple mobile platform.

Quadro.    NVIDIA’s Quadro branded products are robust, high-performance workstation solutions for the professional user that are available for the high-end, mid-range, entry-level and multi-display product lines. The NVIDIA Quadro family, which consists of the Quadro FX, Quadro4 XGL and the Quadro NVS workstation solutions are designed to meet the needs of a number of workstation applications such as industrial product design, digital content creation, non-linear video editing, scientific and financial visualization, general purpose business and financial trading. NVIDIA Quadro products are fully certified for all professional workstation applications, and are designed to deliver the graphics performance and precision required by professional applications.

TNT2.    The TNT2 family of graphics processors delivers 3D and 2D graphics at affordable prices, making them the popular graphics hardware for enterprise and consumer value PCs. The TNT2 family has been in production since April 1999.

Xbox.    The Xbox processors feature the dual-processing architecture of NVIDIA’s XGPU and MCP to power the video game system’s standout graphics, audio and networking capabilities. The XGPU is a programmable 3D processor that contains more that 60 million transistors. The amount of computing horsepower is dedicated to one goal—to create stunning, never-before-seen imagery. The MCP is based on two powerful digital signal processors with 4 billion operations per second dedicated to 3D audio and network processing. The MCP performs the processing for the broadband networking functions and high-speed peripherals. In addition, it is the most sophisticated audio processor ever built.

Our products are currently designed into products offered by virtually every leading branded PC OEM, including Acer Inc., Apple Computer, Inc., Dell Computer Corporation, eMachines Inc., Fujitsu-Siemens Computers, Gateway Inc., Hewlett Packard Company, IBM, Micron Electronics Inc., NEC Corporation, Packard Bell NEC Inc., Silicon Graphics Inc., and Sony Corporation, as well as leading contract equipment manufacturers, or CEMs, including Celestica Hong Kong Ltd., Mitac International Corporation, Micro-Star International Co. Ltd., and Sanmina SCI Corporation, and leading motherboard and add-in board manufacturers, including Abit Computer Corporation, ASUSTeK Computer Inc., Canopus Corporation, Gainward Co. Ltd., Gigabyte Technology Co. Ltd., Guillemot Corporation, LeadTek Research, Inc. and PNY Technologies.

Our Strategy

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

Our objective is to be the leading supplier of performance GPUs, platform processors and graphics processors for a broad range of PCs, workstations, laptops, video game consoles, Internet appliances, handhelds and any future computing device with a display. Our current focus is on the PC, workstation, mobile laptop and game console product lines, and we plan to expand into other product lines. Our strategy to achieve this objective includes the following key elements:

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

Target Leading OEMs and System Builders.    Our strategy is to enable our leading OEM and major system builder customers to differentiate their products in a highly competitive marketplace by using our 3D graphics processors. We believe that design wins with these industry leaders provide market validation of our products, increase brand awareness and enhance our ability to penetrate additional leading customer accounts. In addition, we believe that close relationships with OEMs will allow us to better anticipate and address customer needs with future generations of our products. Our products are currently designed into products offered by virtually every leading branded PC OEM, including Acer, Apple, Dell, eMachines, Fujitsu-Siemens, Gateway, HP, IBM, micronpc.com, NEC, Packard Bell NEC, SGI and Sony.

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

Sales and Marketing

Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of performance 3D graphics processors for desktop PCs. Our sales and marketing teams work closely with PC OEMs, system integrators, motherboard manufacturers, add-in board manufacturers and industry trendsetters, collectively our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist the Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving the Channels’ time-to-market, maintaining a high level of customer satisfaction within the Channel and fostering relationships that encourage customers to use the next generation of our products.

In the 3D graphics market, the sales process involves achieving key design wins with leading PC OEMs and major system integrators and supporting the product design into high volume production with key motherboard manufacturers and add-in board manufacturers. These design wins in turn influence the retail and system integrator channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent CEMs, motherboard manufacturers, add-in board manufacturers and stocking representatives, each of which has relationships with a broad range of major PC OEMs and/or strong brand name recognition in the retail channel. Currently, we sell a significant majority of our graphics processors directly to stocking representatives, CEMs, motherboard manufacturers and add-in board manufacturers, which then sell boards with our graphics processor to leading OEMs, retail outlets and to a large number of system integrators. Although a limited number of our customers represent the majority of our revenue, their end customers include a large number of PC OEMs, including Acer, Apple, Dell, eMachines, Fujitsu-Siemens, Gateway, HP, IBM, Legend Computer, Medion AG, Micron, NEC Packard Bell, Samsung, Sony and Toshiba, as well as system integrators throughout the world.

As a result of our Channel strategy, our sales are focused on a limited number of customers. Sales to Microsoft accounted for 23%, sales to Edom Technology Co., Ltd. accounted for 17% and sales to Micro-Star accounted for 15% of our total revenue for fiscal 2003. Edom is an independent stocking representative and Micro-Star is a CEM, and each purchase our products and resell these products to PC OEMs and system integrators.

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

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we do not believe that backlog as of any particular date is indicative of future results.

Manufacturing

We have a “fabless” manufacturing strategy whereby we employ world-class suppliers for all phases of the manufacturing process, including fabrication, assembly and testing. This strategy leverages the expertise of industry-leading suppliers that are certified by the International Organization for Standardization, or ISO, in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, we are able to avoid the significant costs and risks associated with owning and operating manufacturing operations. These suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus resources on product design, additional quality assurance, marketing and customer support.

Our graphics processors have been primarily fabricated by Taiwan Semiconductor Manufacturing Company, or TSMC. However, on March 26, 2003, we announced that we have formed a multi-year strategic alliance under which IBM will manufacture our next-generation GeForce GPUs. As part of the agreement, we will gain access to IBM’s suite of foundry services and manufacturing technologies, including power-efficient copper wiring, and a roadmap that is designed to lead to 65nm (nanometer; a billionth of a meter) in the next several years, giving us valuable tools to advance our GPUs. IBM plans to begin manufacturing the next-generation GeForce graphics processor this summer at IBM’s plant in East Fishkill, New York.

Our graphics processors are assembled and tested by Advanced Semiconductor Engineering, Amkor Technology, ChipPAC Incorporated and Siliconware Precision Industries Company Ltd. We receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship them to CEMs, stocking representatives, motherboard and add-in board manufacturer customers from our Santa Clara, California warehouse and third-party warehouses in Singapore and Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, then ship the products to retailers, system integrators or OEMs as motherboard and add-in board solutions. Our hardware and software development teams work closely with certification agencies, Microsoft Windows Hardware Quality Labs and our OEM customers to ensure that both our boards and software drivers are certified for inclusion in the OEMs’ products.

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

A critical component of our product development effort is our partnerships with leaders in the CAD industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC manufacturers.

We have substantially increased our engineering and technical resources and have 832 full-time employees engaged in research and development as of January 26, 2003, compared to 619 employees as of January 27, 2002. During fiscal years 2003, 2002 and 2001, we incurred research and development expenditures of $224.9 million, $154.8 million and $86.0 million, respectively.

Competition

The market for 3D graphics processors for PCs is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of graphics processors and total system costs of add-in boards or motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than our 3D graphics processors or that may provide better performance or additional features not provided by our products.

Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

•	suppliers of integrated core logic chipsets that incorporate 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems, ATI Technologies Inc. and VIA Technologies, Inc.;

•	suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc., Creative Technology and Matrox Electronics Systems Ltd.;

•	suppliers of mobile graphics processors that incorporate 3D graphics functionality as part of their existing solutions, such as ATI Technologies Inc., Trident Microsystems, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA Technologies, Inc.; and

•	companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs (a Creative Technology company) and ATI Technologies Inc.

If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors, as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. As of January 26, 2003, we owned 91 issued United States patents, 16 issued foreign patents, and have 203 United States patent applications pending and 19 foreign patent applications pending. Our issued patents have expiration dates from September 4, 2007 to October 16, 2020. As of January 26, 2003, our patents and pending patent applications related to technology used by us in connection with our products, including our graphics processors. Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our graphics processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

Employees

As of January 26, 2003 we had 1,513 employees, 832 of whom were engaged in research and development and 681 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

We operate in a single industry segment: the design, development and marketing of 3D graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. The information included in Note 12 of the Notes to the Consolidated Financial Statements is hereby incorporated by reference.

Management

The following sets forth certain information regarding our executive officers, their ages and their positions as of January 26, 2003:

Name	Age	Position
Jen-Hsun Huang	39	President, Chief Executive Officer and Director
Marvin D. Burkett	60	Chief Financial Officer
Jeffrey D. Fisher	44	Executive Vice President, Worldwide Sales
David M. Shannon	47	Vice President, General Counsel
Di Ma	50	Vice President, Operations
Daniel F. Vivoli	42	Vice President, Marketing

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

Marvin D. Burkett joined NVIDIA as Chief Financial Officer in September 2002. From February 2000 until joining NVIDIA, Mr. Burkett was a financial consultant and served as CFO of Arcot Systems, a security software company. From 1998 to 1999, Mr. Burkett was the executive vice president and CFO of Packard Bell NEC. A 34-year semiconductor veteran, Mr. Burkett also previously spent 26 years at Advanced Micro Devices, or AMD, where he held a variety of positions including CFO, senior vice president and corporate controller. Mr. Burkett holds B.S. and M.B.A. degrees from the University of Arizona.

Jeffrey D. Fisher has been NVIDIA’s Executive Vice President, Worldwide Sales since July 1994. He has 22 years of sales and marketing experience in the semiconductor industry. Mr. Fisher holds a B.S.E.E. degree from Purdue University and an M.B.A. degree from Santa Clara University.

David M. Shannon joined NVIDIA in August 2002 as Vice President and General Counsel. From 1993 to 2002, Mr. Shannon held various counsel positions at Intel Corporation including the most recent position of Vice President and Assistant General Counsel. Mr. Shannon also practiced for eight years in the law firm of Gibson Dunn and Crutcher, focusing on complex commercial and high-tech related litigation. Mr. Shannon holds B.A. and J.D. degrees from Pepperdine University.

Di Ma has been Vice President of Operations since July 2000. From 1990 to 2000 Dr. Ma was with Standard Microsystems, most recently serving as the Senior Vice President of Operations. Previously, Dr. Ma held management positions in engineering at Motorola and was an adjunct professor at State University of New York. Dr. Ma holds a B.S. in Physics from the National Taiwan University and an M.S. degree and a Ph.D. in Electrical Engineering from the State University of New York.

Daniel F. Vivoli has been Vice President of Marketing since December 1997. From 1988 to December 1997, Mr. Vivoli held management positions, most recently as Vice President of Product Marketing, at Silicon Graphics, Inc., a computing technology company. From 1983 to 1988, Mr. Vivoli held various marketing positions at Hewlett-Packard Company. Mr. Vivoli holds a B.S.E.E. degree from the University of Illinois at Champaign-Urbana.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge on or through our Internet website, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities & Exchange Commission.

ITEM 2.     PROPERTIES

Our headquarters complex is located in Santa Clara, California and is comprised of four buildings, representing approximately 500,000 total square feet. The leases related to our headquarters complex expire in 2012 and include two seven-year renewals at our option. Additionally, we lease one building in Santa Clara used as warehouse space, under a lease expiring in November of 2007. We also lease space for three design centers: one building in Durham, North Carolina, under a lease that expires in December 2007; one building in Beaverton, Oregon, under a lease that expires in November 2004; and one building in Fort Collins, Colorado, under a lease that expires in June 2004. In addition, we lease design, sales and administrative offices in Texas, Washington, Arizona, Massachusetts, South Carolina, France, Singapore, Taiwan, Japan, South Korea, Hong Kong, Germany and the United Kingdom to support our customers. We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires.

ITEM 3.     LEGAL PROCEEDINGS

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California (the “Northern District”) against NVIDIA and certain current and former NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. Approximately 13 similar actions were filed in the Northern District, one additional individual action was filed in the Southern District (together, the “Federal Class Actions”), along with three related derivative actions against us, certain of our current and former executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court (collectively the “Actions”). The two related derivative actions filed in California Superior Court have been consolidated and are currently stayed pursuant to a voluntary stipulation agreement. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. The Federal Class Actions have been consolidated and lead plaintiffs appointed. Plaintiffs filed a consolidated amended complaint and, in response, NVIDIA filed a motion to dismiss. On March 28, 2003 the court granted NVIDIA’s motion and dismissed the consolidated amended complaint as to all claims and defendants with leave to amend. Plaintiffs must file their second consolidated amended complaint by May 12, 2003. NVIDIA has also filed a motion to dismiss the derivative action filed in Delaware. A hearing on this motion was held April 23, 2003 and a ruling is expected within the next month. We are obligated to indemnify our officers and directors, to the extent permitted by the law, in connection with the Actions and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend these Actions. We are unable, however, to predict the ultimate outcome of the Actions. There can be no assurance we will be successful in defending the Actions, and if we are unsuccessful we may be subject to significant damages. Even if we are successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

The staff of the Enforcement Division of the Securities & Exchange Commission (“SEC”) informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized investigations into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the accounting firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. The Audit Committee has worked and continues to work in cooperation with the SEC. After receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, we reached an agreement in principle with the SEC staff in April 2003 that would resolve the SEC’s investigation of us in matters related to the restatement. The agreement is subject to final approval of the SEC. Under the terms of the agreement in principle, NVIDIA, without admitting or denying liability or wrongdoing, would agree to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions of the federal securities laws. We would not be required to pay any fines or penalties. The documentation of the agreement and the SEC’s review of the agreement may take several weeks or months to complete. Further, there can be no assurance that the agreement will be approved by the SEC. Notwithstanding the above, actions by the SEC or other governmental or regulatory agencies with respect to us or our personnel arising out of the restatement of our financial statements or other matters may take significant time, may be expensive and may divert management’s attention from other business concerns and harm our business.

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provides, subject to the other provisions thereof, that if 3dfx certifies to our satisfaction all its debts and other liabilities have been provided for, then we are obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx cannot make such a certification, but instead certifies to our satisfaction that its debts and liabilities can be satisfied for less than $25.0 million, then 3dfx can elect to receive a cash payment equal to the amount of such debts and liabilities and receive a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx cannot certify that all of its debts and liabilities have been provided for, or can be satisfied, for less than $25.0 million, we are not obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. We believe that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration following this determination, subject to offsets for NVIDIA’s claims against 3dfx arising from the Asset Purchase Agreement. On March 12, 2003, we were served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by us of 3dfx’s liabilities. In addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against us seeking payment of the rents due by 3dfx.

We were engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. On February 6, 2003, NVIDIA and Microsoft announced that the companies had settled all issues related to pricing of the Microsoft Xbox GPU and MCP chipset and have ended the arbitration between them. In addition to resolving this pricing dispute, we have agreed to collaborate with Microsoft on future cost reductions for the Xbox.

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

Our common stock is traded on the Nasdaq National Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 31, 2003, we had approximately 1,515 stockholders of record, not including those shares held in street or nominee name.

The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the Nasdaq National Market:

	High	Low
Year ended January 25, 2004
First Quarter (through March 31, 2003)	$14.83	$9.33

Year ended January 26, 2003
Fourth Quarter	$18.27	$9.99
Third Quarter	$16.98	$7.20
Second Quarter	$40.65	$14.30
First Quarter	$68.35	$30.37

Year ended January 27, 2002
Fourth Quarter	$71.71	$42.00
Third Quarter	$49.31	$23.88
Second Quarter	$49.67	$33.90
First Quarter	$43.48	$21.57

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption “Compensation—Equity Compensation Plan Information,” and is incorporated by reference into this report.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of income data for the years ended January 26, 2003, January 27, 2002 and January 28, 2001 and the consolidated balance sheet data as of January 26, 2003 and January 27, 2002 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included herein. The consolidated statement of income data for the years ended January 30, 2000 and January 31, 1999 is derived from audited consolidated financial statements and the notes thereto not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 28, 2001, January 30, 2000 and January 31, 1999 is derived from audited consolidated financial statements and the notes thereto not included in this Annual Report on Form 10-K.

	Year Ended
	January 26, 2003(A, B)	January 27, 2002(C, D)	January 28, 2001	January 30, 2000	January 31, 1999
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$1,909,447	$1,369,471	$735,264	$374,505	$158,237
Gross profit	576,012	519,238	272,879	141,843	48,491
Operating income	143,986	241,732	128,135	58,617	4,516
Income before income tax expense	150,557	252,749	144,808	60,371	4,487
Income tax expense	59,758	75,825	46,339	19,412	357
Net income	$90,799	$176,924	$98,469	$40,959	$4,130
Basic net income per share	$0.59	$1.24	$0.75	$0.34	$0.07
Diluted net income per share	$0.54	$1.03	$0.62	$0.28	$0.04
Shares used in basic per share computation	153,513	143,015	130,998	119,488	58,260
Shares used in diluted per share computation	168,393	171,074	159,294	144,392	109,572

	January 26, 2003	January 27, 2002	January 28, 2001	January 30, 2000	January 31, 1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,028,413	$791,377	$674,275	$61,560	$50,257
Total assets	1,617,015	1,503,174	1,016,902	203,085	113,332
Capital lease obligations, less current portion	4,880	5,861	378	962	1,995
Deferred revenue	—	70,193	200,000	—	—
Long-term debt	300,000	300,000	300,000	500	—
Total stockholders’ equity	932,687	763,819	407,107	127,424	64,209
Cash dividends declared per common share	—	—	—	—	—

(A)	Fiscal 2003 included $40,365 in additional revenue related to our settlement of our arbitration with Microsoft regarding Xbox pricing.
(B)	Fiscal 2003 included a charge for stock option exchange expenses of $61,832 related to personnel associated with cost of revenue (for manufacturing personnel), research and development, and sales, general and administrative of $6,164, $35,417 and $20,251, respectively.
(C)	Fiscal 2002 included $10,030 of acquisition charges attributable to expenses related to our acquisition of assets from 3dfx.
(D)	Fiscal 2002 included a charge of $3,687 related to our relocation from our previous headquarters.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Overview

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

We are one of the world’s largest “fabless” semiconductor companies, supplying graphics and media communications processors and related software that are integral to personal computers, professional workstations and digital entertainment platforms. We provide an architecturally compatible “top-to-bottom” family of award-winning graphics processing units, or GPUs, which set the standard for performance, quality, compatibility and features for a broad range personal computing platforms. Our graphics and communications processors are used for a wide variety of applications, including games, digital content creation, personal digital image editing, business productivity and product and industrial design. Our mission is to be the most important visual computing company in the world.

Recent Developments

Microsoft Pricing Settlement

We were engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. On February 6, 2003, NVIDIA and Microsoft announced that the companies had settled all issues related to pricing of the Microsoft Xbox GPU and MCP chipset and have ended the arbitration between them. In addition to resolving this pricing dispute, we have agreed to collaborate with Microsoft on future cost reductions for the Xbox. As a result of the settlement, we recognized $40.4 million in additional revenue in fiscal 2003.

Strategic Alliance with IBM

On March 26, 2003, we announced that we have formed a multi-year strategic alliance under which IBM will manufacture our next-generation GeForce GPUs. As part of the agreement, we will gain access to IBM’s suite of foundry services and manufacturing technologies, including power-efficient copper wiring, and a roadmap that is designed to lead to 65nm (nanometer; a billionth of a meter) in the next several years, giving us valuable tools to advance our GPUs. IBM plans to begin manufacturing the next-generation GeForce graphics processor this summer at IBM’s plant in East Fishkill, New York.

Beyond the chip manufacturing technology, IBM also offers an automated management system that not only controls production on the factory floor, but provides a connection for customer and supplier systems and processes, allowing closer integration across the supply chain. IBM’s automated management system provides us with opportunities ranging from improved operation to greater efficiency and competitive advantage, while using e-business techniques to adapt to real-time, on-demand influences from the marketplace.

Securities & Exchange Commission

In April 2003, subsequent to receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, we reached an agreement in principle with the SEC staff that would resolve the SEC’s investigation of us in matters related to the restatement. The agreement is subject to final approval of the SEC. Under the terms of the agreement in principle, NVIDIA, without admitting or denying liability or wrongdoing, would agree to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions of the federal securities laws. We would not be required to pay any fines or penalties. The documentation of the agreement and the SEC’s review of the agreement may take several weeks or months to complete. Further, there can be no assurance that the agreement will be approved by the SEC.

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

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the Audit Committee has reviewed our disclosures relating to them in this MD&A.

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. Our policy on sales to distributors and stocking representatives is to defer recognition of revenue and related cost of revenue until the distributors and representatives resell the product. We record estimated reductions to revenue for customer programs at the time revenue is recognized. If market conditions decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We also record a reduction to revenue for estimated product returns at the time revenue is recognized based on historical return rates.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts and for estimated losses resulting from the financial inability of our customers to make required payments. Management determines this allowance, which consists of an amount identified for specific customer issues as well as an amount based on general estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit. If the financial condition of our customers or insurance carrier were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could adversely affect our operating results. Furthermore, there can be no assurance that we will be able to obtain credit insurance in the future.

As of January 26, 2003, our allowance for doubtful accounts was $4.2 million and our gross trade receivable balance was $175.1 million. Of the $175.1 million, $42.4 million was covered by credit insurance and $4.2 million was covered by letters of credit. As a percentage of our gross trade receivables, our allowance for doubtful accounts has ranged between 1% and 2%. As of January 26, 2003, our allowance for doubtful accounts represented 2% of our gross trade receivables. If our allowance for doubtful accounts would have been recorded at 1% or 3% of gross trade receivables then our balance at January 26, 2003 would have been approximately $1.8 million or $5.3 million, respectively, rather than the actual balance of $4.2 million.

Inventories

We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. No significant sales of such products have occurred to date.

Income Taxes

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction.

We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

For the fiscal year ended January 26, 2003, we recorded net deferred tax assets of $54.4 million that we believe will be recovered. However, should there be a change in our ability to recover any or part of the deferred tax asset of $54.4 million, our tax provision would increase in the period in which we determine that the recovery is not probable. As of January 26, 2003, we recorded a valuation allowance of $106.7. The valuation allowance is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, when realized, will be accounted for as a credit to shareholders’ equity.

Restatement

On April 29, 2002, the Company announced that it would be restating its previously reported results for the first three quarters of fiscal 2002 and for fiscal years 2001 and 2000. This restatement was the result of an extensive review directed by the Company’s independent Audit Committee, with assistance from the law firm of Cooley Godward LLP and forensic accountants from KPMG LLP. The Company’s Audit Committee initiated its review at the request of, and in full cooperation with, the staff of the Securities & Exchange Commission (SEC). The Company’s Audit Committee and its team conducted a thorough review of the Company’s records with respect to all issues raised by the SEC staff for the periods mentioned. The Company’s Audit Committee worked in close cooperation with the SEC to provide it with extensive information and conclusions of the review.

As discussed in the Form 8-K filed by NVIDIA on May 1, 2002, the adjustments that were reflected in our restated financial statements fell generally into four categories:

•	The first category involved mistakes that were found as a result of the internal review process undertaken by our Audit Committee. An example of this first category is the accidental double-booking of an expense.

•	The second category involved adjustments relating to estimates made in connection with accruals, in which we concluded that there was not sufficient current evidence to support an estimate.

•	The third area related to past accounting judgments that, upon review, we concluded were incorrect, but we did not reach a conclusion whether they were made in good faith or bad faith.

•	The fourth category related to waived audit adjustments for prior periods, which were items previously identified as part of the normal quarterly review and annual audit process, but for which we had concluded we were not required to make adjusting entries in order to prepare our financial statements under generally accepted accounting principles.

For additional information on the restatement, refer to Note 13 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue.

	Year Ended
	January 26, 2003	January 27, 2002	January 28, 2001

Revenue	100.0%	100.0%	100.0%
Cost of revenue	69.5	62.1	62.9
Cost of revenue related to stock option exchange	0.3	—	—

Gross profit	30.2	37.9	37.1
Operating expenses:
Research and development	11.8	11.3	11.7
Sales, general and administrative	7.9	7.2	8.0
Stock option exchange	2.9	—	—
Amortization of goodwill	0.0	0.7	—
Acquisition related charges	0.0	0.7	—
Discontinued use of property	0.0	0.3	—

Total operating expenses	22.6	20.2	19.7

Operating income	7.6	17.7	17.4
Interest and other income, net	0.3	0.8	2.3

Income before income tax expense	7.9	18.5	19.7
Income tax expense	3.1	5.5	6.3

Net income	4.8%	13.0%	13.4%

Fiscal Years Ended January 26, 2003, January 27, 2002, and January 28, 2001

Revenue

Revenue was $1.91 billion in fiscal 2003, $1.37 billion in fiscal 2002, and $735.3 million in fiscal 2001, which represented an increase of 39% from fiscal 2002 to 2003 and 86% from fiscal 2001 to 2002. The growth was primarily the result of increased sales of our graphics processors driven by significant shipments of Xbox processors in addition to the strong overall demand for our products in the workstation, mobile and platform processor product lines.

Revenue from sales to customers outside of the United States and North America accounted for 68% and 82% of total revenue for fiscal 2003 and 2002, respectively. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in the United States. The decrease in the percentage of revenue from sales to customers outside of the United States is primarily attributable to increased sales of the graphics and media communication processors used in the Microsoft Xbox product billed to Microsoft in the United States.

Although we achieved substantial growth in revenue from fiscal 2002 to 2003 and fiscal 2001 to 2002, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors in general may accelerate as the market continues to develop and competition increases.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors (including wafer fabrication, assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Our gross margin can vary in any period depending on the mix of types of graphics processors sold. Gross margin is the ratio of gross profit to revenue. Our gross margins were 30%, 38% and 37% in fiscal 2003, 2002 and 2001, respectively. Gross margin for fiscal 2003 as compared to fiscal 2002 decreased primarily due to the shift in mix of business and an inventory write-down. During fiscal 2003, sales of Xbox processors, which generally have lower margins than our other products, comprised 23% of our overall revenue as compared to 9% in fiscal 2002. See Note 11 of our Notes to Consolidated Financial Statements for further description of our relationship with Microsoft. In addition, during the second quarter of fiscal 2003 we wrote down inventory of approximately $21 million related to certain Xbox processors and nForce chipsets. Gross margin increased from fiscal 2001 to fiscal 2002 due to an increase in unit shipments and the favorable impact of the higher margin GeForce graphics processors, partially offset by increased sales of the lower margin Xbox graphics and media communication processors.

In the future, we could be subject to excess or obsolete inventories and be required to take additional write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins. Although we achieved substantial growth in gross profit during fiscal 2003 from the same period a year ago, we do not expect to sustain this rate of growth in future periods.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product prototypes and consultant costs. Research and development expenses increased by $70.1 million, or 45%, from fiscal 2002 to 2003 primarily due to a $32.9 million increase related to additional personnel, a $22.2 million increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, a $4.5 million increase related to engineering costs to develop our next generation products, and a $10.5 million increase in facilities costs due to the move into a new building at our headquarters and a full year of occupation in all headquarter buildings as well as other expenses during the year. Research and development expenses increased by $68.7 million, or 80%, from fiscal 2001 to 2002 primarily due to a $31.9 million increase related to additional personnel, including certain employees hired from 3dfx in connection with our acquisition of certain of their assets as discussed below, a $14.3 million increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, a $11.7 million increase related to engineering costs to develop our next generation products, and a $10.8 million increase in facilities costs due to the move into several buildings at our new headquarters and other expenses during the year.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased $52.5 million, or 53%, from fiscal 2002 to 2003 primarily due to a $16.4 million increase related to additional personnel and commissions, a $16.6 million increase in legal and accounting expenses associated with various legal proceedings, a $9.0 million increase in equipment and software primarily related to the enhancement of our computer systems, a $7.9 million increase in tradeshow and product launch costs, and a $2.6 million increase in facilities costs due to the move into a new building at our headquarters and a full year of occupation in all headquarter buildings as well as other increases associated with general administrative activities and travel and entertainment expenses. Sales, general and administrative expenses increased $40.2 million, or 69%, from fiscal 2001 to 2002 primarily due to a $21.5 million increase related to additional personnel and commissions, a $6.2 million increase in tradeshow and product launch costs, and a $12.5 million increase in facilities costs due to the move into several buildings at our new headquarters and other increases associated with general administrative activities, an American Red Cross donation associated with the events of September 11, 2001, and travel and entertainment expenses.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales and protect our business interests.

Stock Option Exchange

On September 26, 2002, we commenced an offer (the “Offer”) to our employees to exchange outstanding stock options with exercise prices equal to or greater than $27.00 per share (“Eligible Options”). Stock options to purchase an aggregate of approximately 20,615,000 shares were eligible for tender at the commencement of the Offer, representing approximately 39% of our outstanding stock options as of the commencement date. Only employees of NVIDIA or one of our subsidiaries as of September 26, 2002 who continued to be employees through the Offer termination date of October 24, 2002 were eligible to participate in the Offer. Employees who were on medical, maternity, worker’s compensation, military or other statutorily protected leave of absence, or a personal leave of absence, were also eligible to participate in the Offer. Employees who were terminated on or before the Offer termination date of October 24, 2002, were not eligible to participate in the Offer. In addition, our Chief Executive Officer and Chief Financial Officer and members of our Board of Directors were not eligible to participate in this Offer.

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

Variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the Offer that were not surrendered for cancellation, because: (i) the shares of our common stock offered as consideration for the surrendered options were fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepted the Offer was based on the number of surrendered Eligible Options multiplied by $3.20, divided by the fair value of the stock at the date of exchange. We further concluded that the “look back” and “look forward” provisions of FASB Interpretation No. 44, paragraph 45 did apply to the stock options surrendered for cancellation. Based on the terms of the Offer, variable accounting is not required for any of our outstanding stock options existing at the time of the Offer. We do not intend to grant stock options to any participants in the Offer for at least six months following October 24, 2002. If any stock options are granted to participants in the Offer within the six months following October 24, 2002, those stock options will receive variable accounting.

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

The shares of our common stock issued in exchange for Eligible Options were fully vested. However, a portion of the shares equal to 25% of the total consideration, based on the closing price of our common stock on the offer termination date, have a six month holding period, and a portion of the shares equal to 25% of such total consideration have a one year holding period. Withholding taxes and other charges were deducted from the remaining 50% of the total consideration, and the shares issued after such withholding did not have a holding restriction.

Amortization of Goodwill

During fiscal 2002, amortization of goodwill was associated with goodwill from the asset purchase from 3dfx. The initial allocation of the purchase price included $57.4 million of goodwill, plus approximately $3.0 million of intangible assets previously allocated to workforce in place, which was reclassified into goodwill as of the beginning of fiscal 2003.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill as of the beginning of fiscal 2003. We have elected to perform our annual impairment review during the fourth quarter of each fiscal year. We have completed our annual goodwill impairment test for fiscal 2003 and concluded that there was no impairment.

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

Interest and Other Income, Net

Interest and other income, net decreased to $6.6 million in fiscal 2003 from $11.0 million in fiscal 2002 and $16.7 million in fiscal 2001. Interest income, which primarily consists of interest earned on cash, cash equivalents and marketable securities decreased $4.5 million from fiscal 2002 to 2003 due to the decline in market interest rates. Interest income increased $6.4 million from fiscal 2001 to fiscal 2002 due to higher average cash balances as a result of a $200.0 million advance received from Microsoft in connection with our agreement with Microsoft and the receipt of $387.5 million from our 4¾% convertible subordinated note and common stock offerings, which both closed in October 2000.

Interest expense, which primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt was flat from fiscal 2002 to fiscal 2003. Interest expense increased in fiscal 2002 compared to fiscal 2001 due to the issuance of $300.0 million of 4¾% convertible subordinated notes in October 2000.

Income Taxes

We recognized income tax expense of $59.8 million, $75.8 million and $46.3 million in fiscal 2003, 2002 and 2001 respectively. Income taxes as a percentage of pretax income were 39.7% in fiscal 2003, 30.0% in fiscal 2002 and 32.0% in fiscal 2001. The increase in the effective tax rate from fiscal 2002 to fiscal 2003 was primarily due to not recording any income tax expense or benefit for the third quarter of fiscal 2003 as our loss before income tax expense was primarily attributable to a stock compensation charge for which no tax benefit may be available.

Liquidity and Capital Resources

As of January 26, 2003, we had $1.03 billion in cash, cash equivalents and marketable securities, an increase of $237.0 million from the end of fiscal 2002. In August 2001, we began to invest in marketable securities. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $265.0 million, $160.8 million and $267.9 million during fiscal 2003, 2002 and 2001, respectively. The increase in cash flows from operating activities in fiscal 2003 when compared to fiscal 2002 was primarily due to the decrease in inventories, prepaid expenses and other current assets and deferred tax assets offset by the decrease in accounts payable.

Cash used in investing activities has consisted primarily of investments in marketable securities, the purchase of certain assets from various businesses and purchases of property and equipment, which include leasehold improvements for our facilities. Net cash used in investing activities was $277.3 million in fiscal 2003, primarily due to $217.3 million of net purchases of marketable securities. We incurred $63.1 million in capital expenditures in fiscal 2003 primarily attributable to our new headquarters facility, as well as for purchases of computer and emulation equipment to support increased research and development. We expect to spend approximately $50.0 million to $60.0 million for capital expenditures in fiscal 2004, primarily for software licenses, emulation equipment, computer and engineering workstations and future phases of our enterprise resource planning system implementation. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities provided cash of $26.3 million during fiscal 2003 compared to $99.1 million in fiscal 2002. The decrease in fiscal 2003 when compared to fiscal 2002 was due to a decrease in employee stock option exercises.

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

3dfx Asset Purchase

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provides, subject to the other provisions thereof, that if 3dfx certifies to our satisfaction all its debts and other liabilities have been provided for, then we are obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx cannot make such a certification, but instead certifies to our satisfaction that its debts and liabilities can be satisfied for less than $25.0 million, then 3dfx can elect to receive a cash payment equal to the amount of such debts and liabilities and receive a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx cannot certify that all of its debts and liabilities have been provided for, or can be satisfied, for less than $25.0 million, we are not obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. We believe that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration following this determination, subject to offsets for NVIDIA’s claims against 3dfx arising from the Asset Purchase Agreement. On March 12, 2003, we were served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by us of 3dfx’s liabilities. In addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against us seeking payment of the rents due by 3dfx.

Contractual Cash Obligations

The following summarizes our contractual cash obligations that are both on our balance sheet and off balance sheet as of January 26, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Convertible subordinated notes	$300,000	—	—	$300,000	—
Interest on convertible subordinated notes(1)	$67,687	$14,250	$28,500	$24,937	—
Capital lease obligations	$11,316	$6,260	$5,056	—	—
Operating leases	$219,096	$22,995	$46,180	$47,201	$102,720
Purchase obligations(2)	$210,270	$210,270	—	—	—
Royalty and license commitments	$2,612	$1,871	$741	—	—
Other	$520	—	$520	—	—

Total contractual cash obligations	$811,501	$255,646	$80,997	$372,138	$102,720

(1)	Our convertible subordinated notes due 2007 possess a fixed interest rate of 4¾%. The amount of interest obligation assumes that the notes are held until maturity and not redeemed or converted into shares of common stock at an earlier date. The convertible subordinated notes are redeemable at our option on or after October 20, 2003. The notes are convertible at the option of the holder at any time prior to the close of business on the maturity date. As such, actual future cash obligations may be significantly lower.
(2)	Represents our noncancelable inventory purchase commitments as of January 26, 2003.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

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

Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, NVIDIA is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by KPMG LLP, our independent auditor. Non-audit services are services other than those provided by KPMG LLP in connection with an audit or a review of NVIDIA’s financial statements. During the fourth quarter of fiscal year 2003, our Audit Committee did approve new and recurring engagements performed by KPMG LLP for the following non-audit services (1) income tax, transactional tax and payroll tax return preparation, (2) general tax consultation and advice, (3) international statutory audits, and (4) consultation regarding accounting standards and issues.

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because our debt securities are classified as “available-for-sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. As of January 26, 2003, a sensitivity analysis was performed on our floating and fixed rate financial investments. Parallel shifts in the yield curve of both +/-50 basis points would result in changes in fair market values for these investments of approximately $3.5 million.

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

As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:

•	proper new product definition;

•	timely completion and introduction of new product designs;

•	the ability of IBM, TSMC and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

•	the quality of any new products;

•	differentiation of new products from those of our competitors;

•	market acceptance of our products and our customers’ products; and

•	availability of adequate quantity and configurations of various types of memory products.

Our strategy is to utilize the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by PC OEMs, add-in board and motherboard manufacturers and consumers of 3D graphics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the PC OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new 3D graphics products would harm our business. In particular, we experienced delays in the introduction of graphics processors using our next generation technology during the second half of fiscal 2003 and any such delays in the future or failure of these or other processors to meet or exceed specifications of competitive products could materially harm our business.

Our failure to identify new product opportunities or develop new products could harm our business.

As our 3D graphics processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our 3D graphics processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our 3D graphics processors to achieve high volumes, leading PC OEMs and add-in board and motherboard manufacturers must select our 3D graphics processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market in a timely fashion new products. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’ and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins and reduced demand for products or loss of market share. In addition, technologies developed by others may render our 3D graphics products non-competitive or obsolete or result in our holding excess inventory, any of which would harm our business.

We could suffer a loss of market share if our products contain significant defects.

Products as complex as those offered by us may contain defects or failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered defects and incompatibilities with customers’ hardware in certain of our products and may experience delays or loss of revenue to correct any new defects in the future. Errors in new products or releases after commencement of commercial shipments could result in loss of market share or failure to achieve market acceptance. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution.

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

The risk of low yields is compounded by the offshore location of most of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, as well as revenue and gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could harm our business. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, our business could suffer.

Failure to transition to new manufacturing process technologies could affect our ability to compete effectively.

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15-micron process technology for the GeForce4, Quadro4, GeForce3, Quadro DCC, Xbox and nForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. In November 2002, we introduced our newest flagship GPU, the GeForce FX 5800 Ultra, which is our first GPU to be manufactured in 0.13-micron process technology. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We have experienced and may continue to experience similar difficulties and the corresponding negative effects. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new manufacturing process technologies successfully or on a timely basis.

We may be unable to manage our growth and, as a result, may be unable to successfully implement our strategy.

Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of January 26, 2003, we had 1,513 employees as compared to 1,123 employees as of January 27, 2002. We expect that the number of our employees will increase over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

Our reliance on foreign third-party manufacturing, assembly, testing and packaging operations subjects us to a number of risks associated with conducting business outside of the United States, including the following:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	longer payment cycles;

•	imposition of additional taxes and penalties;

•	the burdens of complying with a variety of foreign laws; and

•	other factors beyond our control, including terrorism and war, which may delay the shipment of our products.

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

Hostilities involving the United States and/or terrorist attacks could harm our business.

The financial, political, economic and other uncertainties following the terrorist attacks upon the  United States have led to a weakening of the global economy. Recent economic data, such as the United States unemployment rate and consumer confidence measures, appear to indicate that international hostilities involving the United States has further weakened the global economy. The reduction in business and investor confidence is also reflected in the weakening equity markets. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

Failure in operation or future enhancement or implementation of our enterprise resource planning system could harm our operations.

During fiscal 2003, we initiated an examination of SAP A.G., our current enterprise resource planning, or ERP, system to enhance our information systems in business, finance, operations and service. During fiscal 2003, we implemented certain additional functionalities based upon the results of the ERP examination and we expect to implement additional functionalities in fiscal 2004. If we are not able to implement additional functionalities to our current ERP system or there are delays or downtime as a result of the implementation, the efficiency of our business applications and business operations could be harmed. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be harmed if we encounter unforeseen problems with respect to system operations or future implementations.

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

On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox. In the event that an individual or corporation makes an offer to purchase shares equal to or greater than 30% of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. The provision could also delay or prevent a change in control of NVIDIA.

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

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses and to downturns in the economy and the industry. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure, excluding the amounts covered by credit insurance. If the financial condition of our customers or insurance carrier were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results. Furthermore, there can be no assurance that we will be able to attain credit insurance in the future. We may have to record additional reserves or write-offs in the future, which could harm our business.

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

There can be no assurance that the Xbox program will achieve long term commercial success.

There can be no assurance that the Xbox program will achieve long term commercial success, given the high level of competition in the game console product line. During fiscal 2003, sales of Xbox processors comprised 23% of our overall revenue. If the Xbox program is not successful, our business may be harmed.

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

Because of our reliance on TSMC, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People’s Republic of China and Taiwan, or if relations between the U.S. and The People’s Republic of China are strained due to foreign relations events. Furthermore, any substantial disruption in our suppliers’ operations, either as a result of a natural disaster, political unrest, economic instability, acts of terrorism or war, equipment failure or other cause, could harm our business.

There can be no assurance that IBM will be able to produce wafers of acceptable quality and with acceptable manufacturing yield and deliver those wafers to us and our independent assembly and testing subcontractors on a timely basis.

On March 26, 2003, we announced that we have formed a multi-year strategic alliance under which IBM will manufacture our next-generation GeForce GPUs. As part of the agreement, we will gain access to IBM’s suite of foundry services and manufacturing technologies, including power-efficient copper wiring, and a roadmap that is designed to lead to 65nm (nanometer; a billionth of a meter) in the next several years, giving us valuable tools to advance our GPUs. IBM plans to begin manufacturing the next-generation GeForce graphics processor this summer at IBM’s plant in East Fishkill, New York.

During the development of our relationship with IBM, our manufacturing yields and product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of IBM. Any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships as well as revenue and gross profit. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, our business could suffer.

We are dependent on third parties for assembly, testing and packaging of our products.

Our graphics processors are assembled and tested by Siliconware Precision Industries Company Ltd., Amkor Technology, ChipPAC Incorporated and Advanced Semiconductor Engineering. We do not have  long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

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

Our primary source of competition is from companies that provide or intend to provide 3D graphics solutions for the PC market. Our competitors include the following:

•	suppliers of integrated core logic chipsets that incorporate 3D graphics functionality as part of their existing solutions, such as Intel, Silicon Integrated Systems, ATI Technologies Inc. and VIA Technologies, Inc.;

•	suppliers of graphics add-in boards that utilize their internally developed graphics chips, such as ATI Technologies Inc., Creative Technology and Matrox Electronics Systems Ltd.;

•	suppliers of mobile graphics processors that incorporate 3D graphics functionality as part of their existing solutions, such as ATI Technologies Inc., Trident Microsystems, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA Technologies, Inc.; and

•	companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs (a Creative Technology company) and ATI Technologies Inc.

If and to the extent we offer products outside of the 3D graphics processor market, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

We may not successfully compete with Intel in the integrated chipset product line.

It is projected by analysts that integrated chipsets are likely to become a majority share of the PC graphics market. We have recently introduced and begun shipment of the nForce2 platform processor, our second generation integrated 3D graphics chipset. The nForce platform processor is initially designed to support microprocessors produced by AMD. Intel is the dominant supplier of integrated 3D graphics chipsets. Intel has significantly greater resources than we do, and the nForce platform processor, or other 3D graphics products that we may introduce, may not compete effectively against Intel’s current chipset products or its future products, either in terms of price or performance.

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

In addition to its influence over the PC architecture, Intel has asserted intellectual property rights in various PC architecture interfaces. For example, as a result of patents held by Intel, it has asserted that companies wishing to develop a chipset compatible with the Pentium 4 microprocessor or similar microprocessors obtain a license from Intel. We believe that the principal competitive factors in the market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of graphics processors and total system costs of add-in boards and motherboards. In September 2001 Intel filed a patent infringement suit against VIA Technologies, Inc. with respect to a VIA Technologies, Inc. chipset for the Pentium 4. We do not have a license from Intel for such a chipset.

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

During fiscal 2003, we derived most of our revenue from the sale of products for use in the desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. The slowing of both the domestic and international economy has led to a reduction in the demand for PCs and to a reduction in inventory purchases by PC manufacturers, which adversely impacted our revenue during fiscal 2003. Any continued reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

Our success will depend in part upon continued broad adoption of our 3D graphics processors for high performance 3D graphics in PC applications. The market for 3D graphics processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition. Since the PC market is our core business, our business would suffer if for any reason our current or future 3D graphics processors do not continue to achieve widespread acceptance in the PC market. If we are unable to complete the timely development of products, or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC market, our business would be harmed.

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

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors that are  non-company specific, such as the decline in the U.S. economy, acts of terror against the U.S., war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been initiated against the issuing company. Since February 2002, multiple securities class action lawsuits and several derivative suits have been filed against us. We expect that this litigation, whether or not resolved favorably, may result in substantial cost and a diversion of management’s attention and resources, which could harm our revenues and earnings. Any adverse determination in this litigation could also subject us to significant liabilities. See “Legal Proceedings” and Note 9 of the Notes to Consolidated Financial Statements for a description of this litigation.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us, particularly by competitors. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of and sale of one or more products, which could reduce our revenues and harm our business. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for claims of infringement arising out of sale of our products.

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

The staff of the Enforcement Division of the Securities & Exchange Commission (“SEC”) informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized investigations into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the accounting firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. The Audit Committee has worked and continues to work in cooperation with the SEC. After receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, we reached an agreement in principle with the SEC staff in April 2003 that would resolve the SEC’s investigation of us in matters related to the restatement. The agreement is subject to final approval of the SEC. Under the terms of the agreement in principle, NVIDIA, without admitting or denying liability or wrongdoing, would agree to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions of the federal securities laws. We would not be required to pay any fines or penalties. The documentation of the agreement and the SEC’s review of the agreement may take several weeks or months to complete. Further, there can be no assurance that the agreement will be approved by the SEC. Notwithstanding the above, actions by the SEC or other governmental or regulatory agencies with respect to us or our personnel arising out of the restatement of our financial statements or other matters may take significant time, may be expensive and may divert management’s attention from other business concerns and harm our business.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in our consolidated financial statements and notes thereto included in this Annual Report.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Election of Directors” in our 2003 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Management” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement, which information is hereby incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Reference is made to the information appearing under the heading “Executive Compensation” in our 2003 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    AND RELATED STOCKHOLDER MATTERS

Reference is made to information appearing in our 2003 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information appearing in our 2003 Proxy Statement under the heading “Certain Transactions,” which information is hereby incorporated by reference.

ITEM 14.     CONTROLS AND PROCEDURES

Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page
(a)	1.	Consolidated Financial Statements
		Report of KPMG LLP, Independent Auditors	39
		Consolidated Balance Sheets as of January 26, 2003 and January 27, 2002	40
		Consolidated Statements of Income for the years ended January 26, 2003, January 27, 2002 and January 28, 2001	41
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended January 26, 2003, January 27, 2002 and January 28, 2001	42
		Consolidated Statements of Cash Flows for the years ended January 26, 2003, January 27, 2002 and January 28, 2001	43
		Notes to Consolidated Financial Statements	44

(a)	2.	Financial Statement Schedules
		Schedule II Valuation and Qualifying Accounts	69

(a)	3.	Exhibits
		The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(b)		Reports on Form 8-K
		None filed in the fourth quarter of fiscal 2003.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVIDIA Corporation and subsidiaries as of January 26, 2003 and January 27, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended January 26, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the accompanying notes to consolidated financial statements, effective January 28, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    KPMG LLP

Mountain View, California

February 13, 2003

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 26, 2003	January 27, 2002
ASSETS

Current assets:
Cash and cash equivalents	$346,994	$333,000
Restricted cash	—	7,000
Marketable securities	681,419	458,377
Accounts receivable, less allowances of $17,468 and $18,079 in 2003 and 2002, respectively	154,501	147,348
Inventories	145,046	213,877
Prepaid expenses and other current assets	12,393	8,078
Prepaid and deferred taxes	11,249	66,429

Total current assets	1,351,602	1,234,109
Property and equipment, net	135,152	120,128
Deposits and other assets	10,473	11,897
Prepaid and deferred taxes	43,317	55,921
Goodwill	54,227	50,326
Intangible assets, net	22,244	30,793

	$1,617,015	$1,503,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$141,129	$214,019
Accrued liabilities	228,467	141,210
Current portion of note and capital lease obligations	5,676	3,896
Interest payable on convertible debenture	4,176	4,176
Deferred revenue	—	70,193

Total current liabilities	379,448	433,494
Capital lease obligations, less current portion	4,880	5,861
Long-term convertible debenture	300,000	300,000
Stockholders’ equity:
Common stock, $.001 par value; 1,000,000,000 shares authorized; 157,790,022 and 149,553,130 shares issued and outstanding in 2003 and 2002, respectively	158	150
Additional paid-in capital	531,030	456,621
Accumulated other comprehensive income, net	3,760	108
Retained earnings	397,739	306,940

Total stockholders’ equity	932,687	763,819

	$1,617,015	$1,503,174

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
Revenue	$1,909,447	$1,369,471	$735,264
Cost of revenue	1,327,271	850,233	462,385
Cost of revenue related to stock option exchange (1)	6,164	—	—

Gross profit	576,012	519,238	272,879

Operating expenses:
Research and development	224,873	154,752	86,047
Sales, general and administrative	151,485	98,944	58,697
Stock option exchange (1)	55,668	—	—
Amortization of goodwill	—	10,093	—
Acquisition related charges	—	10,030	—
Discontinued use of property	—	3,687	—

Total operating expenses	432,026	277,506	144,744

Operating income	143,986	241,732	128,135
Interest and other income, net	6,571	11,017	16,673

Income before income tax expense	150,557	252,749	144,808
Income tax expense	59,758	75,825	46,339

Net income	$90,799	$176,924	$98,469

Basic net income per share	$0.59	$1.24	$0.75

Diluted net income per share	$0.54	$1.03	$0.62

Shares used in basic per share computation	153,513	143,015	130,998
Shares used in diluted per share computation	168,393	171,074	159,294

(1)	The $61,832 stock option exchange expense for the year ended January 26, 2003, relates to personnel associated with cost of revenue (for manufacturing personnel), research and development, and sales, general and administrative of $6,164, $35,417 and $20,251, respectively.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deferred Compen- sation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
Balances, January 30, 2000	124,400,628	$124	$95,871	$(118)	$31,547	$—	$127,424
Issuance of common stock from stock plans	9,664,606	10	19,900	—	—	—	19,910
Sale of common stock under public offering, net of issuance costs of $9.6 million	2,800,000	3	96,666	—	—	—	96,669
Tax benefit from stock plans	—	—	63,199	—	—	—	63,199
Stock granted in exchange for intangibles and services	50,000	—	1,324	—	—	—	1,324
Amortization of deferred compensation	—	—	—	112	—	—	112
Net income	—	—	—	—	98,469	—	98,469	98,469

Balances, January 28, 2001	136,915,234	137	276,960	(6)	130,016	—	407,107
Issuance of common stock from stock plans	12,637,896	13	90,830	—	—	—	90,843
Tax benefit from stock plans	—	—	88,932	—	—	—	88,932
Amortization of deferred compensation	—	—	—	6	—	—	6
Issuance cost	—	—	(101)	—	—	—	(101)
Unrealized gain	—	—	—	—	—	528	528	528
Tax effect of unrealized gain	—	—	—	—	—	(213)	(213)	(213)
Cumulative translation adjustments	—	—	—	—	—	(207)	(207)	(207)
Net income	—	—	—	—	176,924	—	176,924	176,924

Balances, January 27, 2002	149,553,130	150	456,621	—	306,940	108	763,819	177,032

Issuance of common stock from stock plans	4,421,823	4	25,483	—	—	—	25,487
Stock option exchange offer	3,815,069	4	39,902	—	—	—	39,906
Tax benefit from stock plans	—	—	9,180	—	—	—	9,180
Deferred compensation	—	—	—	(156)	—	—	(156)
Unrealized gain	—	—	—	—	—	5,742	5,742	5,742
Tax effect of unrealized gain	—	—	—	—	—	(2,297)	(2,297)	(2,297)
Cumulative translation adjustments	—	—	—	—	—	207	207	207
Net income	—	—	—	—	90,799	—	90,799	90,799

Balances, January 26, 2003	157,790,022	$158	$531,186	$(156)	$397,739	$3,760	$932,687	$94,451

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
Cash flows from operating activities:
Net income	$90,799	$176,924	$98,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,216	43,491	15,724
Deferred income taxes	29,768	(51,914)	(27,201)
Stock-based compensation	(156)	364	5
Amortization of deferred compensation	—	6	112
Issuance of common stock in exchange for stock options	39,906	—	—
Bad debt expense	1,917	1,446	909
Tax benefit from employee stock plans	9,180	88,932	63,199
Changes in operating assets and liabilities:
Accounts receivable	(9,070)	(43,806)	(38,673)
Inventories	68,831	(123,497)	(51,914)
Prepaid income taxes	38,016	(38,016)	(23,167)
Prepaid expenses and other current assets	(4,315)	277	(6,814)
Deposits and other assets	63	(13,957)	1,344
Accounts payable	(72,890)	141,717	13,789
Accrued liabilities	26,564	108,646	22,127
Deferred revenue	(11,797)	(129,807)	200,000

Net cash provided by operating activities	265,032	160,806	267,909

Cash flows from investing activities:
Purchases of marketable securities	(639,500)	(472,917)	—
Sales and maturities of marketable securities	422,200	15,320	—
Purchase of certain assets from various businesses	—	(64,109)	—
Business acquisition	(3,901)	—	—
Purchases of property and equipment	(63,123)	(96,966)	(36,329)
Release of restricted cash	7,000	17,500	(24,500)

Net cash used in investing activities	(277,324)	(601,172)	(60,829)

Cash flows from financing activities:
Convertible debenture, net of issuance costs	—	(75)	290,838
Sale of common stock under public offering, net of issuance costs	—	(101)	96,669
Common stock issued under employee stock plans	25,487	90,476	19,910
Sale lease back financing	5,734	11,246	—
Principal payments on capital leases	(4,935)	(2,455)	(1,782)

Net cash provided by financing activities	26,286	99,091	405,635

Change in cash and cash equivalents	13,994	(341,275)	612,715
Cash and cash equivalents at beginning of period	333,000	674,275	61,560

Cash and cash equivalents at end of period	$346,994	$333,000	$674,275

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,100	$14,830	$160

Cash paid (refund) for taxes	$(35,101)	$26,429	$235

Non cash financing and investing activities:
Issuance of common stock in exchange for an intangible asset	$—	$—	$1,319

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Organization

NVIDIA Corporation and subsidiaries (the “Company”) designs, develops and markets 3D graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. The Company operates in one industry segment in the United States, Asia and Europe. In April 1998, the Company was reincorporated as a Delaware corporation.

Reclassifications

Certain prior year balance sheet and income statement balances were reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of NVIDIA Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. As of January 26, 2003, the Company’s cash and cash equivalents were $347.0 million, which consists of $192.8 million invested in money market funds.

Marketable Securities

Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all marketable securities as available-for-sale, as the Company’s intention is to convert them into cash for operations. Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

Inventories

Inventories are stated at the lower of cost on a weighted average basis, or market. Write-downs to reduce the carrying value of obsolete, slow moving and non-usable inventory to net realizable value are charged to cost of revenues.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expenses for fiscal 2003, 2002 and 2001 were approximately $6.8 million, $4.6 million and  $4.0 million, respectively.

Stock Split

In August 2001, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock for stockholders of record on August 28, 2001, effected in the form of a 100% stock dividend. The transfer agent distributed the shares resulting from the split on September 17, 2001. All share and per-share numbers contained herein reflect this stock split.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. The Company’s policy on sales to distributors and stocking representatives is to defer recognition of revenue and related cost of revenue until the distributors and representatives resell the product. The Company records estimated reductions to revenue for customer programs at the time revenue is recognized. The Company also records a reduction to revenue for estimated product returns at the time revenue is recognized based on historical return rates.

For all sales, the Company uses a binding purchase order and, in certain cases, we use a contractual agreement as evidence of an arrangement. The Company considers delivery to occur upon shipment provided title and risk of loss have passed to the customer. At the point of sale, the Company assesses whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. All marketable securities are held in the Company’s name and held primarily with one major financial institution. Three customers accounted for

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 47% of the Company’s accounts receivable balance at January 26, 2003. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure, excluding the amounts covered by credit insurance.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of January 26, 2003 and January 27, 2002. The fair value of the Company’s convertible subordinated notes based on quoted market prices as of January 26, 2003 was $260.2 million.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses and other current assets, property, plant and equipment, deposits and other assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Interest and other income, net” and to date have not been significant.

Comprehensive Income

Comprehensive income consists of net earnings and unrealized gains and losses on available-for-sale securities, recorded net of tax.

Goodwill and Intangible Assets

Effective fiscal 2003, the Company completed the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In conjunction with the implementation of SFAS No. 142, during the first quarter of fiscal 2003 the Company completed a transitional goodwill impairment test and concluded that no impairment was indicated. Upon adoption of the new business combination rules, acquired workforce no longer met the definition of an identified intangible asset. As a result, the net balance of $1.8 million was reclassified to goodwill in fiscal 2003. The adoption of SFAS No. 142 ceased the amortization of goodwill, which otherwise would have been approximately $13.0 million for the year ended January 26, 2003. In accordance with SFAS No. 142, the Company has elected to perform its annual impairment review during the fourth quarter. The Company has completed its annual goodwill impairment test and concluded that there was no impairment. The effects of the adoption of SFAS No. 142 are as follows:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
	(in thousands, except per share data)
Net income	$90,799	$176,924	$98,469
Goodwill and workforce amortization, tax effected	$—	$7,065	$—
Adjusted net income	$90,799	$183,989	$98,469
Reported basic earnings per share	$0.59	$1.24	$0.75
Reported diluted earnings per share	$0.54	$1.03	$0.62
Adjusted basic earnings per share	$0.59	$1.29	$0.75
Adjusted diluted earnings per share	$0.54	$1.08	$0.62

The carrying amount of goodwill is as follows:

	January 26, 2003	January 27, 2002
	(in thousands)
3dfx	$50,326	$50,326
Other	3,901	—

Total goodwill	$54,227	$50,326

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our amortizable intangible assets are as follows:

	January 26, 2003		January 27, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Technology licenses	$7,028	$(3,972)	$6,115	$(2,317)
Patents	10,319	(4,478)	10,319	(1,215)
Acquired intellectual property	11,117	(5,236)	11,013	(2,913)
Trademarks	11,310	(4,021)	11,310	(1,759)
Other	250	(73)	250	(10)

Total intangible assets	$40,024	$(17,780)	$39,007	$(8,214)

Amortization expense for the net carrying amount of intangible assets at January 26, 2003 is estimated to be $9.7 million in fiscal 2004, $7.8 million in fiscal 2005, $4.3 million in fiscal 2006, $0.5 million in fiscal 2007 and $14,000 in fiscal 2008.

New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of  Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective fiscal 2003. The adoption of SFAS 144 has not had an impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Account Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adopting SFAS 146 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of  FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 effective fiscal 2003.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records a reduction to revenue for estimated product returns and warranty obligations at the time revenue is recognized based on historical return rates.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year ended January 26, 2003
Allowance for sales returns and allowances	$15,586	$20,147	$22,505	$13,228

Year ended January 27, 2002
Allowance for sales returns and allowances	$7,092	$17,171	$8,677	$15,586

Year ended January 28, 2001
Allowance for sales returns and allowances	$4,092	$12,436	$9,436	$7,092

In connection with certain agreements that the Company has executed in the past, the Company has at times provided indemnities to cover the indemnified party for matters such as tax, product and employee liabilities. The Company has also on occasion included intellectual property indemnification provisions in the terms of its technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. The Company has not recorded any liability in its consolidated financial statements for such indemnifications.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 effective fiscal 2003.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted under Statement of Financial Accounting Standards No. 123 (“SFAS No.123”), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock-based awards to employees. Compensation cost for the Company’s stock-based compensation plans as determined consistent with SFAS No. 123, would have decreased net income to the pro forma amounts indicated below:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
	(in thousands, except per share data)
Net income, as reported	$90,799	$176,924	$98,469
Add: Stock option exchange expense included in reported net income, net of related tax effects	37,285	—	—
Less: Compensation expense determined under fair value based method for stock options exchanged on October 25, 2002, net of related tax effects	(167,714)	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37,698)	(89,274)	(30,735)

Pro forma net income (loss)	$(77,328)	$87,650	$67,734

Basic net income per share	$0.59	$1.24	$0.75
Basic net income (loss) per share—pro forma	$(0.50)	$0.61	$0.52
Diluted net income per share	$0.54	$1.03	$0.62
Diluted net income (loss) per share—pro forma	$(0.50)	$0.51	$0.43

For the purpose of the pro forma calculation the fair value of shares purchased under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) has been estimated at the date of purchase using the  Black-Scholes option pricing model with the following assumptions:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
Weighted average expected life (in months)	10	6	8
Risk free interest rate	3.7%	4.7%	6.2%
Volatility	88%	83%	85%
Dividend yield	—	—	—

For the purpose of the pro forma calculation the weighted-average fair value of shares purchased under the Purchase Plan during the year ended January 26, 2003, January 27, 2002 and January 28, 2001 was approximately $14.27, $8.79 and $7.04, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the purpose of the pro forma calculation, the fair value of options granted under the Company’s stock option plans has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
Weighted average expected life (in years)	4	4	4
Risk free interest rate	3.8%	4.3%	5.7%
Volatility	88%	83%	85%
Dividend yield	—	—	—

For the purpose of the pro forma calculation, the weighted-average per share fair value of options granted during the years ended January 26, 2003, January 27, 2002 and January 28, 2001 was approximately $28.09, $23.94 and $13.02, respectively.

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

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
	(in thousands, except per share data)
Numerator:
Numerator for basic net income per share	$90,799	$176,924	$98,469
Numerator for diluted net income per share	$90,799	$176,924	$98,469
Denominator:
Denominator for basic net income per share, weighted average shares	153,513	143,015	130,998
Effect of dilutive securities:
Stock options outstanding	14,880	28,059	28,296

Denominator for diluted net income per share, weighted average shares	168,393	171,074	159,294

Net income per share:
Basic net income per share	$0.59	$1.24	$0.75
Diluted net income per share	$0.54	$1.03	$0.62

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
	(in thousands)
Stock options outstanding	5,892	2,504	4,476
Convertible debentures	6,472	6,472	6,472

	12,364	8,976	10,948

The weighted-average price of stock options excluded from the computation of diluted earnings per share was $32.45, $54.62 and $30.41 for the years ended January 26, 2003, January 27, 2002 and January 28, 2001, respectively. The convertible debentures are convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for all periods shown.

Note 2—Asset Purchases

During fiscal year 2002, the Company completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. (“3dfx”) and other asset purchases, for an aggregate purchase price of approximately $79.1 million. These purchases have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other purchases is immaterial to the consolidated financial statements of the Company.

On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provides, subject to the other provisions thereof, that if 3dfx certifies to the Company’s satisfaction that all its debts and other liabilities have been provided for, then the Company is obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx cannot make such certification, but instead certifies to the Company’s satisfaction that its debts and liabilities can be satisfied for less than $25.0 million, then 3dfx can elect to receive a cash payment equal to the amount of such debts and liabilities and receive a reduced number of shares of NVIDIA common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx cannot certify that all of its debts and liabilities have been provided for, or can be satisfied for less than $25.0 million, NVIDIA is not obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. The Company believes that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration following this determination, subject to offsets for NVIDIA’s claims against 3dfx arising from the Asset Purchase Agreement. On March 12, 2003, the Company was served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by the Company of 3dfx’s liabilities. In addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against the Company seeking payment of the rents due by 3dfx.

As of January 26, 2003, the 3dfx asset purchase price of $70.0 million and direct transaction costs of  $4.2 million were allocated based on fair values presented below. Upon the adoption of SFAS No. 142, approximately $3.0 million of intangible assets previously allocated to workforce in place were reclassified into

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill in fiscal 2003. In addition, amortization of goodwill ceased in accordance with the new accounting rules.

	3dfx	Straight-Line Amortization Period
	(in thousands)	(years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	60,418	—

Total	$74,161

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of additional consideration, if any, paid to 3dfx upon the final satisfaction of their liabilities.

Note 3—Marketable Securities

The Company accounts for its investment instruments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the Company’s cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. The Company classifies its marketable debt securities at the date of acquisition in the available-for-sale category as the Company’s intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for fiscal 2003 and fiscal 2002 were $576,000 and $168,000, respectively.

The following is a summary of cash equivalents and marketable securities at January 26, 2003 and at January 27, 2002:

	January 26, 2003			January 27, 2002
	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
	(in thousands)
Asset-backed securities	$92,286	$(100)	$92,186	$121,614	$193	$121,807
Commercial paper	109,465	—	109,465	53,238	—	53,238
Obligations of the U.S. government & its agencies	359,003	2,836	361,839	179,709	303	180,012
U.S. corporate notes, bonds, and obligations	262,914	3,530	266,444	282,886	28	282,914
Certificate of deposit	—	—	—	15,060	1	15,061
Money market	192,754	—	192,754	145,503	—	145,503

Total	$1,016,422	$6,266	$1,022,688	$798,010	$525	$798,535

Classified as:
Cash equivalents			$341,269			$340,158
Marketable securities			681,419			458,377

Total			$1,022,688			$798,535

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at January 26, 2003 and at January 27, 2002 by expected maturity are shown below.

	January 26, 2003		January 27, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$592,025	$593,714	$415,910	$415,969
Due in 1 – 5 years	424,397	428,974	382,100	382,566

Total	$1,016,422	$1,022,688	$798,010	$798,535

Note 4—Discontinued Use of Property

The Company moved into its new headquarters in June 2001 and was still obligated to pay rent for a portion of its previous office space. Since relocating, the Company has been unable to secure a subtenant for its previous office space due to the decrease in demand for commercial rental space as a result of the declining economy. The Company recorded a loss of approximately $3.7 million during fiscal 2002 for the remaining costs related to the preexisting lease, including rental payments, capitalized leasehold improvements, and furniture and fixtures, as the leased property or improvements have no substantive future use or benefit. In December 2001, we filed a complaint against Extreme Networks Inc., the sublessor of the property, seeking payment of lease payments and other property charges for the period of July 2001 through December 2001 and seeking a declaration that the Company is not liable for any future payments under the lease. No trial date has been set and there is no assurance that the Company will be successful in this matter.

Note 5—Balance Sheet Components

Certain balance sheet components are as follows:

	January 26, 2003	January 27, 2002
	(in thousands)
Inventories:
Raw materials	$17,510	$13,367
Work in-process	13,179	77,130
Finished goods	114,357	123,380

Total inventories	$145,046	$213,877

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 26, 2003, the Company had outstanding inventory purchase obligations totaling $210.3 million.

	January 26, 2003	January 27, 2002
	(in thousands)
Property and Equipment:
Software	$48,006	$33,717
Test equipment	49,961	32,330
Computer equipment	54,479	40,169
Leasehold improvements	54,416	36,728
Construction in process	4,862	14,745
Office furniture and equipment	17,359	12,880

	229,083	170,569
Accumulated depreciation and amortization	(93,931)	(50,441)

Property and equipment, net	$135,152	$120,128

Depreciation expense for fiscal 2003, 2002 and 2001 was $42.6 million, $24.3 million and $9.6 million, respectively. Assets recorded under capital leases included in property and equipment were $17.1 million and $12.5 million as of January 26, 2003 and January 27, 2002, respectively. Related accumulated amortization was $8.7 million and $4.2 million as of January 26, 2003 and January 27, 2002, respectively.

	January 26, 2003	January 27, 2002
	(in thousands)
Accrued Liabilities:
Accrued customer programs	$50,018	$55,627
Customer advances	58,396	—
Taxes payable	82,952	62,922
Accrued payroll and related expenses	20,575	16,389
Other	16,526	6,272

Total accrued liabilities	$228,467	$141,210

Note 6—Stockholders’ Equity

Common Stock Offering

In October 2000, the Company sold an additional 2,800,000 shares of its common stock to the public for net proceeds of approximately $96.7 million, after deducting underwriting discounts, commissions and expenses of the offering.

Convertible Preferred Stock

As of January 26, 2003, there are no shares of preferred stock outstanding and the Company has no current plans to issue any of the authorized preferred stock.

2000 Nonstatutory Equity Incentive Plan

On August 1, 2000, the Company’s Board of Directors approved the 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”) to provide for the issuance of the Company’s common stock to employees and affiliates

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Options generally expire in 10 years. The Compensation Committee appointed by the Board of Directors has the authority to amend the 2000 Plan and to determine the option term, exercise price and vesting period of each grant. Options generally vest ratably over a four-year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Subsequent grants generally vest quarterly over a four-year period. A total of 21,939,202 shares were authorized for issuance under the 2000 Plan. There were 10,720,060 shares available for future issuance as of January 26, 2003.

1998 Equity Incentive Plan

The Equity Incentive Plan (the “1998 Plan”) was adopted by the Company’s Board of Directors on February 17, 1998 and was approved by the Company’s stockholders on April 6, 1998 as an amendment and restatement of the Company’s then existing Equity Incentive Plan which had been adopted on May 21, 1993. The 1998 Plan provides for the issuance of the Company’s common stock to directors, employees and consultants. The 1998 Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. On the last day of each fiscal year, starting with the year ending January 31, 1999, the aggregate number of shares of common stock that are available for issuance are automatically increased by a number of shares equal to five percent (5%) of the Company’s outstanding common stock on such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method. There are a total of 101,298,229 shares authorized for issuance and 21,265,519 shares are available for future issuance as of January 26, 2003.

Pursuant to the 1998 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

Options generally expire in 10 years. Vesting periods are determined by the Board of Directors. However, the initial options granted generally vest ratably over a four year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Subsequent grants generally vest quarterly over a four year period. Options granted prior to December 1997 could be exercised prior to full vesting. Any unvested shares so purchased were subject to a repurchase right in favor of the Company at a repurchase price per share that was equal to the original per share purchase price. The right to repurchase at the original price would lapse at the rate of 25% per year over the four-year period from the date of grant. As of January 26, 2003, there were no shares subject to repurchase.

1998 Non-Employee Directors’ Stock Option Plan

In February 1998, the Company’s Board of Directors adopted the 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) to provide for the automatic grant of non-qualified options to purchase shares of the Company’s common stock to directors of the Company who are not employees or consultants of the Company or of an affiliate of the Company. The Directors Plan was amended on May 22, 2002.

Under the amended Directors Plan, each non-employee director who is elected or appointed to the Company’s Board of Directors for the first time is automatically granted an option to purchase 75,000 shares, which vests quarterly over a three-year period (“Initial Grant”). Previously, such a director was entitled to a grant of 200,000 shares, vesting monthly over a four-year period.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the amended Directors Plan, on August 1, 2002, each non-employee director was automatically granted an option to purchase 75,000 shares, which will vest 33% on the first anniversary of the grant date, with the remaining 66% vesting quarterly over the second and third years after the date of grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant (“2002 Grants”). Previously, such a director was entitled to an annual grant of 80,000 shares, vesting 100% on the first anniversary of the date of the grant.

On August 1, 2003 and on each August 1 thereafter, each non-employee director will be automatically granted an option to purchase 25,000 shares (“Annual Grant”). These Annual Grants will begin vesting on the second anniversary of the date of the grant and vest quarterly during the next year. The Annual Grants will be fully vested on the third anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant.

On August 1, 2002 and each August 1 of each year thereafter, each non-employee director who is a member of a committee of the Board of Directors will automatically be granted an option to purchase 5,000 shares (“Committee Grant”). The Committee Grants vest in full on the first anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant. Previously, such a director was entitled to a grant of 20,000 shares, vesting in full on the first anniversary of the date of the grant.

If a non-employee director fails to attend at least 75% of the regularly scheduled meetings during the year following the grant of an option, rather than vesting as described previously, the 2002 Grants and Committee Grants will vest annually over four years following the date of grant at the rate of 10% per year for the first three years and 70% for the fourth year, and the Annual Grants will vest 30% upon the three-year anniversary of the grant date and 70% for the fourth year, such that in each case the entire option will become fully vested on the four-year anniversary of the date of the grant. For the 2002 Grants, Annual Grants and Committee Grants, if the person has not been serving on the Board of Directors or committee since a prior year’s annual meeting, the number of shares granted will be reduced pro rata for each full quarter prior to the date of grant during which such person did not serve in such capacity.

The Compensation Committee administers the Directors Plan. A total of 1,200,000 shares have been authorized and issued under the Directors Plan of which none is available for future issuance as of January 26, 2003. In July 2000, the Company’s Board of Directors amended the 1998 Plan to incorporate the automatic grant provisions of the Directors Plan. Future grants to non-employee directors will be made out of the 1998 Plan until such time as shares may become available under the Directors Plan.

Employee Stock Purchase Plan

In February 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). In June 1999, the plan was amended to increase the number of shares reserved for issuance automatically each year at the end of the Company’s fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares of the Company on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 26,000,000 shares. There are a total of 15,681,352 shares authorized for issuance. At January 26, 2003, 2,104,670 shares have been issued under the Purchase Plan and 13,576,682 shares are available for future issuance.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, separate offering periods shall be no longer than 27 months. Under the current offering adopted pursuant to the Purchase Plan, each offering period is 24 months, which is divided into four purchase periods of 6 months.

Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period or 85% at the fair market value of the common stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and in each case their contributions are refunded.

The following summarizes the transactions under the 1998 Plan, 2000 Plan and Directors Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Price Per Share
Balances, January 30, 2000	8,779,656	39,382,800	$2.75
Authorized	24,487,914	—	—
Granted	(21,854,750)	21,854,750	20.20
Exercised	—	(9,020,610)	1.85
Cancelled	1,667,584	(1,667,584)	7.37

Balances, January 28, 2001	13,080,404	50,549,356	10.30
Authorized	9,954,182	—	—
Granted	(15,159,700)	15,154,700	38.14
Exercised	—	(12,282,958)	6.87
Cancelled	1,541,369	(1,541,369)	13.90

Balances, January 27, 2002	9,416,255	51,879,729	19.14
Authorized	13,957,063	—
Granted	(8,522,650)	8,522,650	28.09
Shares of common stock issued in exchange for stock options	(3,815,069)	—	—
Exercised	—	(3,816,695)	4.62
Cancelled—unvested (1)	18,067,604	(18,067,604)	36.53
Cancelled—vested (2)	2,882,376	(2,882,376)	32.51

Balances, January 26, 2003	31,985,579	35,635,704	$12.93

(1)	Includes 16,193,886 unvested stock options cancelled in exchange for shares of common stock.
(2)	Includes 2,649,607 vested stock options cancelled in exchange for shares of common stock.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of January 26, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.09 — $ 0.09	312,000	4.1	$0.09	312,000	$0.09
0.33 — 0.33	178,900	4.6	$0.33	178,900	$0.33
0.66 — 0.79	629,460	4.9	$0.75	629,460	$0.75
1.04 — 1.38	378,419	5.0	$1.32	378,419	$1.32
1.58 — 2.25	6,973,921	5.3	$1.79	6,684,921	$1.79
4.09 — 5.88	5,944,418	6.6	$4.82	3,802,501	$4.69
8.56 — 11.90	4,961,273	8.4	$9.94	1,220,428	$9.13
14.97 — 22.34	9,924,425	7.8	$16.86	4,027,208	$16.80
24.63 — 36.88	5,409,388	8.1	$30.27	2,221,609	$29.36
37.17 — 53.61	923,000	8.8	$41.51	617,125	$42.97
65.47 — 65.47	500	9.0	$65.47	125	$65.47

$ 0.09 — $65.47	35,635,704	7.1	$12.93	20,072,696	$10.03

Note 7—Retirement Plan

The Company has a 401(k) Plan (the “Plan”) covering substantially all of its United States employees. Under the Plan, participating employees may defer up to 100 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.

Note 8—Stock Option Exchange

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the Offer that were not surrendered for cancellation, because: (i) the shares of the Company’s common stock offered as consideration for the surrendered options were fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepted the Offer was based on the number of surrendered Eligible Options multiplied by $3.20, divided by the fair value of the stock at the date of exchange. The Company further concluded that the “look back” and “look forward” provisions of FASB Interpretation No. 44, paragraph 45 did apply to the stock options surrendered for cancellation. Based on the terms of the Offer, variable accounting is not required for any of the Company’s outstanding stock options existing at the time of the Offer. The Company does not intend to grant stock options to any participants in the Offer for at least six months following October 24, 2002. If any stock options are granted to participants in the Offer within the six months following October 24, 2002, those stock options will receive variable accounting.

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

The shares of the Company’s common stock issued in exchange for Eligible Options were fully vested. However, a portion of the shares equal to 25% of the total consideration, based on the closing price of the Company’s common stock on the offer termination date, have a six month holding period, and a portion of the shares equal to 25% of such total consideration have a one year holding period. Withholding taxes and other charges were deducted from the remaining 50% of the total consideration, and the shares issued after such withholding do not have a holding restriction.

Note 9—Financial Arrangements, Commitments and Contingencies

Convertible Subordinated Notes

In October 2000, the Company sold $300 million of 4¾% convertible subordinated notes (the “Notes”) due October 15, 2007. Proceeds net of issuance costs were $290.8 million. Issuance costs are being amortized to interest expense on a straight-line basis, which approximates the interest rate method over the term of the notes. Interest on the Notes accrues at the rate of 4¾% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. Interest expense related to the Notes for fiscal 2003, 2002 and 2001 was $14.2 million, $14.2 million and $4.3 million, respectively. The Notes are redeemable at the Company’s option on or after October 20, 2003. The Notes are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances. In the event of a fundamental change, as defined in the Notes indenture, each holder of the Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase the Notes, in whole or in part, at a

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase price of 100% of the principal amount, plus accrued interest to the repurchase date. In connection with its debt financing arrangement, the Company incurred certain direct, incremental costs from third parties who performed services that assisted in the closing of the related transactions. These costs totaling $9.2 million are included in deposits and other assets on the Company’s consolidated balance sheet and are amortized using the straight line method over the term of the financing.

Lease Obligations

In April 2000, the Company entered into leases for its new headquarters complex in Santa Clara, California. The first phase of two buildings was completed in June 2001, the second phase of one building was completed in July 2001 and the last phase consisting of one building was completed in February 2002. The leases expire in 2012 and each includes two seven-year renewals at the Company’s option. Future minimum lease payments under these operating leases total approximately $205.5 million over the remaining terms of the leases and are included in the future minimum lease schedule below.

In addition to the commitment of the new headquarters, the Company has other office facilities under operating leases expiring through 2016. Future minimum lease payments under the Company’s noncancelable capital and operating leases as of January 26, 2003, are as follows:

Year ending January:	Operating	Capital
	(in thousands)
2004	$22,995	$6,260
2005	23,210	4,188
2006	22,970	868
2007	23,299	—
2008	23,902	—
2009 and thereafter	102,720	—

Total	$219,096	11,316

Less amount representing interest, at rates ranging from 8% to 10%		(760)

Present value of minimum lease payments		10,556
Less current portion		5,676

Long term portion		$4,880

The following is an analysis of the property and equipment under capital leases by major classes:

	January 26, 2003	January 27, 2002
	(in thousands)
Classes of Property and Equipment:
Computer equipment	$4,347	$4,348
Test equipment	6,895	6,894
Office equipment and furniture	5,261	596
Software and other	634	629

	17,137	12,467
Accumulated amortization	(8,683)	(4,249)

Leased property and equipment, net	$8,454	$8,218

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended January 26, 2003, January 27, 2002 and January 28, 2001 was approximately $25.6 million, $13.8 million and $3.1 million, respectively.

Litigation

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed an action in the United States District Court for the Northern District of California (the “Northern District”) against the Company and certain current and former officers of the Company, alleging violations of the federal securities laws arising out of the Company’s announcement on February 14, 2002 of an internal investigation of certain accounting matters. Approximately 13 similar actions were filed in the Northern District, one additional individual action was filed in the Southern District (together, the “Federal Class Actions”), along with three related derivative actions against the Company, certain of its current and former executive officers, directors and its independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court (collectively the “Actions”). The two related derivative actions filed in California Superior Court have been consolidated and are currently stayed pursuant to a voluntary stipulation agreement. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. The Federal Class Actions have been consolidated and lead plaintiffs appointed. Plaintiffs filed a consolidated amended complaint and, in response, NVIDIA filed a motion to dismiss. On March 28, 2003 the court granted NVIDIA’s motion and dismissed the consolidated amended complaint as to all claims and defendants with leave to amend. Plaintiffs must file their second consolidated amended complaint by May 12, 2003. NVIDIA has also filed a motion to dismiss the derivative action filed in Delaware. A hearing on this motion was held April 23, 2003 and a ruling is expected within the next month. The Company is obligated to indemnify its officers and directors in connection with the Actions to the extent permitted by the law, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company intends to vigorously defend these Actions. The Company is unable, however, to predict the ultimate outcome of the Actions. There can be no assurance the Company will be successful in defending the Actions, and if the Company is unsuccessful the Company may be subject to significant damages. Even if the Company is successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm the Company’s business.

The staff of the Enforcement Division of the Securities & Exchange Commission (“SEC”) informed the Company in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized investigations into such matters. In accordance with the suggestion and advice of the SEC staff, the Company launched a review of these matters. On April 29, 2002, the Company announced that the Audit Committee of its Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the accounting firm of KPMG LLP, concluded its review and determined that it was appropriate to restate the Company’s financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. The Audit Committee has worked and continues to work in cooperation with the SEC. See Note 14 for recent developments regarding this matter.

On April 18, 2001, the Company completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provides, subject to the other provisions thereof, that if 3dfx certifies to the Company’s satisfaction that all its debts and other liabilities have been provided for, then the

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx cannot make such certification, but instead certifies to the Company’s satisfaction that its debts and liabilities can be satisfied for less than $25.0 million, then 3dfx can elect to receive a cash payment equal to the amount of such debts and liabilities and receive a reduced number of shares of NVIDIA common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx cannot certify that all of its debts and liabilities have been provided for, or can be satisfied for less than $25.0 million, NVIDIA is not obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. The Company believes that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration following this determination, subject to offsets for NVIDIA’s claims against 3dfx arising from the Asset Purchase Agreement. On March 12, 2003, the Company was served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by the Company of 3dfx’s liabilities. In addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against the Company seeking payment of the rents due by 3dfx.

The Company was engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and the Company’s agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. On February 6, 2003, the Company and Microsoft announced that the companies had settled all issues related to pricing of the Microsoft Xbox GPU and MCP chipset and have ended the arbitration between them. In addition to resolving this pricing dispute, the Company has agreed to collaborate with Microsoft on future cost reductions for the Xbox.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes

The provision for income taxes applicable to income before income taxes consists of the following:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
	(in thousands)
Current:
Federal	$—	$—	$—
State	135	134	205
Foreign	20,555	38,673	10,136

Total current	20,690	38,807	10,341
Deferred:
Federal	20,569	(43,738)	(15,866)
State	9,319	(8,176)	(11,335)
Foreign	—	—	—

Total deferred	29,888	(51,914)	(27,201)
Charge in lieu of taxes attributable to employer stock option plans	9,180	88,932	63,199

Provision for income taxes	$59,758	$75,825	$46,339

Income before income taxes consist of the following:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
	(in thousands)
Domestic	$20,764	$39,613	$105,147
Foreign	129,793	213,136	39,661

	$150,557	$252,749	$144,808

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as follows:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
	(in thousands)
Tax expense computed at Federal Statutory Rate	$52,695	$88,462	$50,683
State income taxes (benefit), net of federal tax effect	(4,241)	(531)	2,547
Foreign tax rate differential	23,222	(7,489)	(3,747)
Research and experimental credit	(12,048)	(4,736)	(3,274)
Other	130	119	130

Provision for income taxes	$59,758	$75,825	$46,339

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets are presented below:

	January 26, 2003	January 27, 2002
	(in thousands)
Net operating loss carryforwards	$57,868	$141,882
Accruals and reserves, not currently deductible for tax purposes	10,243	202
Property, equipment and intangible assets	5,733	226
Research and other tax credit carryforwards	87,265	46,060

Total gross deferred tax assets	161,109	188,370
Less valuation allowance	(106,663)	(104,036)

Net deferred tax assets	$54,446	$84,334

For the fiscal year ended January 27, 2002, the Company established a valuation allowance on deferred tax assets of $104.0 million, which was increased to $106.7 million for the fiscal year ended January 26, 2003. The valuation allowance for both fiscal years 2002 and 2003 is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, when realized, will be accounted for as a credit to stockholders’ equity.

The Company has not established a deferred tax liability on a cumulative total of approximately  $344.6 million of undistributed earnings as of as of January 26, 2003 for certain non-U.S. subsidiaries as the Company intends to reinvest these earnings indefinitely in operations outside the United States.

As of January 26, 2003, the Company had a federal net operating loss carryforward of approximately  $157.1 million and cumulative state net operating loss carryforwards of approximately $90.0 million. The federal net operating loss carryforward will expire beginning in fiscal year 2023 and the state net operating loss carryforwards will begin to expire in fiscal year 2008 according to the rules of the particular state. As of January 26, 2003, the Company had federal research and experimentation tax credit carryforwards of approximately $49.0 million that will begin to expire in fiscal year 2019. The research and experimentation tax credit carryforward attributable to states is approximately $42.1 million of which approximately $40.0 million is attributable to the State of California and may be carried over indefinitely, and approximately $2.1 million is attributable to various other states and will expire beginning in fiscal year 2018 according to the rules of the particular state. The Company has other California state tax credit carryforwards of approximately $3.6 million that will begin to expire in fiscal year 2010. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

Note 11—Microsoft Agreement

On March 5, 2000, we entered into an agreement with Microsoft (the “Microsoft Agreement”) in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. The terms of the Microsoft Agreement also state that in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of the Company’s common stock, Microsoft has first and last rights of refusal to purchase the stock. In April 2000, Microsoft paid us $200.0 million under the Microsoft Agreement as an advance against processor purchases and for licensing our technology. This advance was fully utilized by purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for processor chipsets sold to it.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was engaged with Microsoft in discussions related to pricing and volumes of the Xbox chipset. These discussions and our agreement contemplated use of a third party to resolve matters and on April 23, 2002 Microsoft submitted the matter to binding arbitration. On February 6, 2003, the Company and Microsoft announced that the companies had settled all issues related to pricing of the Microsoft Xbox GPU and MCP chipset and have ended the arbitration between them. In addition to resolving this pricing dispute, the Company has agreed to collaborate with Microsoft on future cost reductions for the Xbox (together “the Microsoft Settlement”). As a result of the Microsoft Settlement, the balance of $35.1 million in payments that the Company had received from Microsoft in excess of revenue recognized on sales to Microsoft as of January 26, 2003 was not required to be returned to Microsoft and rather was left with the Company to credit towards future purchases. This amount is classified as “Customer Advances” within the balance of Accrued Liabilities in the Company’s consolidated balance sheet as of January 26, 2003.

Note 12—Segment Information

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

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
	(in thousands)
Revenue:
U.S. and North America	$603,750	$243,697	$77,809
Asia Pacific	1,232,942	1,071,726	556,088
Europe	72,755	54,048	101,367

Total revenue	$1,909,447	$1,369,471	$735,264

	As of January 26, 2003	As of January 27, 2002
	(in thousands)
Long-lived assets:
U.S. and North America	$319,494	$268,272
Asia Pacific	1,658	462
Europe	2,182	1,259

Total long-lived assets	$323,334	$269,993

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended January 26, 2003	Year Ended January 27, 2002	Year Ended January 28, 2001
Revenue:
Customer A	15%	14%	4%
Customer B	23%	9%	—
Customer C	9%	10%	5%
Customer D	17%	20%	25%
Customer E	1%	7%	10%

	As of January 26, 2003	As of January 27, 2002
Accounts Receivable:
Customer A	12%	16%
Customer B	—	—
Customer C	17%	9%
Customer D	18%	14%
Customer E	1%	6%

Note 13—Quarterly Summary (Unaudited)

	Fiscal 2003 Quarters Ended
	Jan. 26, 2003	Oct. 27, 2002	July 28, 2002	April 28, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$468,953	$430,304	$427,285	$582,905
Cost of revenue	301,442	322,106	327,983	375,740
Cost of revenue related to stock option exchange	—	6,164	—	—
Gross profit	167,511	102,034	99,302	207,165
Net income (loss)	50,936	(48,636)	5,254	83,245
Basic net income (loss) per share	$.32	$(.32)	$.03	$.55
Diluted net income (loss) per share	$.30	$(.32)	$.03	$.47

	Fiscal 2002 Quarters Ended
	Jan. 27, 2002	Oct. 28, 2001		July 29, 2001		April 29, 2001
		As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$503,688	$364,976	$370,241	$259,875	$260,259	$240,932	$240,932
Cost of revenue	314,377	231,508	231,698	157,636	156,571	146,712	149,295
Gross profit	189,311	133,468	138,543	102,239	103,688	94,220	91,637
Net income	76,033	41,315	44,661	32,926	33,576	26,650	25,867
Basic net income per share	$.52	$.29	$.31	$.23	$.24	$.19	$.19
Diluted net income per share	$.43	$.24	$.26	$.19	$.20	$.16	$.16

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2002, the Audit Committee of the Company’s Board of Directors initiated a review of certain financial matters at the request of, and in cooperation with, the staff of the Securities & Exchange Commission. Based on the findings of the review, the Company’s consolidated financial statements for the first three quarters of fiscal 2002 and for the fiscal years 2001 and 2000 were restated. In addition, the financial results announced by the Company on February 14, 2002, for the fourth quarter of fiscal 2002 were also impacted (together, the “Restatement”). As a result of the Restatement, total net income for the three year period increased by approximately $1.3 million.

As a result of the Restatement, for fiscal 2002 total revenue decreased $1.9 million, cost of revenue decreased $3.3 million, operating expenses increased by $1.6 million, resulting in a decrease in net income of less than $0.2 million. The quarterly financial statements below reflect the following adjustments made to fiscal 2002 as a result of the Restatement:

•	Of the $1.9 million in adjustments to revenue in fiscal 2002, $0.4 million, $0.3 million and $1.2 million related to adjustments to increase the accrual for a customer rebate program in the second quarter, third quarter and fourth quarter, respectively. In addition, the Restatement included a $5.0 million adjustment that deferred revenue related to sales to Microsoft of our Xbox media communications processor from the third quarter to the fourth quarter, which had no impact on total fiscal 2002 revenue.

•	Of the $3.3 million in adjustments to cost of revenue in fiscal 2002, $2.5 million, $0.2 million and $2.3 million primarily related to adjustments to decrease the work-in-process inventory scrap reserve in the first quarter, third quarter and fourth quarter, respectively, offset by $1.2 million primarily related to an adjustment to increase the work-in-process inventory scrap reserve in the second quarter as well as other miscellaneous adjustments in various quarters that totaled approximately $0.5 million.

•	Of the $1.6 million in adjustments to operating expenses in fiscal 2002, $0.8 million and $1.7 million primarily related to adjustments to increase our payroll accrual in the first quarter and fourth quarter, respectively, offset by $0.5 million and $0.4 million to decrease our payroll accrual in the second quarter and third quarter, respectively. In addition, the Restatement included a reclassification of approximately $0.6 million from the fourth quarter to the first quarter to correct the amortization of a support contract as well as other miscellaneous offsetting adjustments in various quarters, none of which had a significant impact on total fiscal 2002 operating expenses.

Note 14—Subsequent Events (Unaudited)

On March 26, 2003, the Company announced that it has formed a multi-year strategic alliance under which IBM will manufacture the Company’s next-generation GeForce GPUs. As part of the agreement, the Company will gain access to IBM’s suite of foundry services and manufacturing technologies, including power-efficient copper wiring, and a roadmap that is designed to lead to 65nm (nanometer; a billionth of a meter) in the next several years, giving the Company valuable tools to advance its GPUs. IBM plans to begin manufacturing the next-generation GeForce graphics processor this summer at IBM’s plant in East Fishkill, New York.

In April 2003, subsequent to receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, the Company reached an agreement in principle with the SEC staff that would resolve the SEC’s investigation of the Company in matters related to the restatement. The agreement is subject to final approval of the SEC. Under the terms of the agreement in principle, the Company, without admitting or denying liability or wrongdoing, would agree to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions of the federal securities laws. The Company would not be required to pay any fines or penalties. The documentation of the agreement and the SEC’s review of the agreement may take several weeks or months to complete. Further, there can be no assurance that the agreement will be approved by the SEC.

NVIDIA CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions(3)	Deductions		Balance at End of Period
	(in thousands)
Year ended January 26, 2003
Allowance for sales returns and allowances	$15,586	$20,147	$22,505	(1)	$13,228

Allowance for doubtful accounts	$2,493	$2,413	$666	(2)	$4,240

Year ended January 27, 2002
Allowance for sales returns and allowances	$7,092	$17,171	$8,677	(1)	$15,586

Allowance for doubtful accounts	$1,311	$2,628	$1,446	(2)	$2,493

Year ended January 28, 2001
Allowance for sales returns and allowances	$4,092	$12,436	$9,436	(1)	$7,092

Allowance for doubtful accounts	$2,351	$1,985	$3,025	(2)	$1,311

(1)	Represents amounts written off against the allowance for sales returns.
(2)	Represents uncollectible accounts written off against the allowance for doubtful accounts.
(3)	Allowances for sales returns are charged as a reduction to revenue. Allowances for doubtful accounts are charged to expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2003.

NVIDIA Corporation

By:	/s/ JEN-HSUN HUANG
Jen-Hsun Huang President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jen-Hsun Huang and Marvin D. Burkett, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEN-HSUN HUANG Jen-Hsun Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2003

/s/ MARVIN D. BURKETT Marvin D. Burkett	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2003

/s/ TENCH COXE Tench Coxe	Director	April 25, 2003

/s/ JAMES C. GAITHER James C. Gaither	Director	April 25, 2003

/s/ HARVEY C. JONES Harvey C. Jones	Director	April 25, 2003

/s/ WILLIAM J. MILLER William J. Miller	Director	April 25, 2003

/s/ A. BROOKE SEAWELL A. Brooke Seawell	Director	April 25, 2003

/s/ MARK A. STEVENS Mark A. Stevens	Director	April 25, 2003

Certifications

I, Jen-Hsun Huang, certify that:

1.	I have reviewed this annual report on Form 10-K of NVIDIA Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003

/s/ JEN-HSUN HUANG
Jen-Hsun Huang President and Chief Executive Officer

I, Marvin D. Burkett, certify that:

1.	I have reviewed this annual report on Form 10-K of NVIDIA Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003

/s/ MARVIN D. BURKETT
Marvin D. Burkett Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Asset Purchase Agreement, dated as of December 15, 2000, by and among NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(4)	Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(5)	Specimen Stock Certificate.

4.3(6)

Second Amended and Restated Investors’ Rights Agreement, dated August 19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated July 22, 1998.

4.4(7)	Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999.

4.5(8)	Indenture dated October 12, 2000 between NVIDIA Corporation and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

4.6(9)	Supplemental Indenture No. 1, dated as of October 12, 2000 between NVIDIA Corporation and Chase Manhattan Bank and Trust Company, National Association as Trustee.

10.1(10)	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers.

10.2	1998 Equity Incentive Plan, as amended.

10.3(11)	Form of Incentive Stock Option Agreement under the 1998 Equity Incentive Plan.

10.4(12)	Form of Nonstatutory Stock Option Agreement under the 1998 Equity Incentive Plan.

10.5(13)	1998 Employee Stock Purchase Plan, as amended.

10.6(14)	Form of Employee Stock Purchase Plan Offering, as amended.

10.7(15)	1998 Non-Employee Directors’ Stock Option Plan.

10.8(16)	Form of Nonstatutory Stock Option Agreement under the 1998 Non-Employee Directors’ Stock Option Plan (Initial Grant).

10.9(17)	Form of Nonstatutory Stock Option Agreement under the 1998 Non-Employee Directors’ Stock Option Plan (Annual Grant).

10.10(18)	Form of Nonstatutory Stock Option Agreement under the 1998 Non-Employee Directors’ Stock Option Plan (Committee Grant).

10.11	2000 Nonstatutory Equity Incentive Plan, as amended

10.12(19)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A.

10.13(20)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B.

10.14(21)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C.

10.15(22)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D.

10.16(23)	Employment Agreement between NVIDIA Corporation and David Shannon, dated July 12, 2002.

10.17(24)	Employment Agreement between NVIDIA Corporation and Marvin Burkett, dated August 12, 2002.

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of KPMG LLP.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(1)	Previously filed as Exhibit 2.1 to our Annual Report on Form 10-K405, for the year ended January 28, 2001 filed on April 27, 2001 (No. 000-23985) and incorporated by reference herein.
(2)	Previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 filed on March 23, 1999 (No. 333-74905) and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.4 to our Quarterly Report on Form 10-Q, for the quarter ended July 28, 2002 filed on September 10, 2002 (No. 000-23985) and incorporated by reference herein.
(4)	Previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q, for the quarter ended July 29, 2001 filed on September 10, 2001 (No. 000-23985) and incorporated by reference herein.
(5)	Previously filed as Exhibit 4.2 to our Registration Statement on Form S-1/A filed on April 24, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(6)	Previously filed as Exhibit 4.3 to our Registration Statement on Form S-1/A filed on Nov. 20, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(7)	Previously filed as Exhibit 4.4 to our Quarterly Report on Form 10-Q, for the quarter ended May 2, 1999 filed on June 15, 1999 (No. 000-23985) and incorporated by reference herein.
(8)	Previously filed as Exhibit 4.5 to our Annual Report on Form 10-K405, for the year ended January 28, 2001 filed on April 27, 2001 (No. 000-23985) and incorporated by reference herein.
(9)	Previously filed as Exhibit 4.6 to our Annual Report on Form 10-K405, for the year ended January 28, 2001 filed on April 27, 2001 (No. 000-23985) and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.3 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.4 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(13)	Previously filed as Exhibit 99.4 to our Registration Statement on Form S-8 filed on December 8, 2000 (No. 333-51520), and incorporated by reference herein.
(14)	Previously filed as Exhibit 99.5 to our Registration Statement on Form S-8 filed on September 3, 2002 (No. 333-100010), and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q/A, for the quarter ended April 28, 2002 filed on July 3, 2002 (No. 000-23985) and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.9 to our Registration Statement on Form S-1/A filed on April 24, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.12 to our Registration Statement on Form S-1/A filed on April 24, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.1 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(20)	Previously filed as Exhibit 10.2 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(21)	Previously filed as Exhibit 10.3 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(22)	Previously filed as Exhibit 10.4 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(23)	Previously filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q, for the quarter ended October 27, 2002 filed on December 10, 2002 (No. 000-23985) and incorporated by reference herein.
(24)	Previously filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q, for the quarter ended October 27, 2002 filed on December 10, 2002 (No. 000-23985) and incorporated by reference herein.