Form 10-Q
period 2003-04-27
NVIDIA CORP
filed 2003-05-22
CIK 1045810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of May 9, 2003 was 159,067,170 shares.

NVIDIA CORPORATION

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 27, 2003	January 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$278,796	$346,994
Marketable securities	771,542	681,419
Accounts receivable, net	155,751	154,501
Inventories	165,785	145,046
Prepaid expenses and other current assets	17,666	12,393
Prepaid and deferred taxes	11,249	11,249

Total current assets	1,400,789	1,351,602
Property and equipment, net	148,904	135,152
Deposits and other assets	12,171	10,473
Prepaid and deferred taxes	43,317	43,317
Goodwill	55,139	54,227
Intangible assets, net	27,213	22,244

	$1,687,533	$1,617,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234,437	$141,129
Accrued liabilities	175,344	228,467
Current portion of note and capital lease obligations	6,203	5,676
Interest payable on convertible debenture	525	4,176

Total current liabilities	416,509	379,448
Capital lease obligations, less current portion	4,194	4,880
Long-term convertible debenture	300,000	300,000
Long-term liabilities	6,000	—
Stockholders’ equity:
Common stock	159	158
Additional paid-in capital	539,031	531,030
Accumulated other comprehensive income, net	4,154	3,760
Retained earnings	417,486	397,739

Total stockholders’ equity	960,830	932,687

	$1,687,533	$1,617,015

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 27, 2003	April 28, 2002
Revenue	$404,983	$582,905
Cost of revenue	278,415	375,740

Gross profit	126,568	207,165
Operating expenses:
Research and development	59,310	52,492
Sales, general and administrative	40,910	37,482

Total operating expenses	100,220	89,974

Operating income	26,348	117,191
Interest and other income, net	1,862	1,731

Income before income tax expense	28,210	118,922
Income tax expense	8,463	35,677

Net income	$19,747	$83,245

Basic net income per share	$0.12	$0.55

Diluted net income per share	$0.12	$0.47

Shares used in basic per share computation	158,622	150,684
Shares used in diluted per share computation	167,925	182,565

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 27, 2003	April 28, 2002
Cash flows from operating activities:
Net income	$19,747	$83,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,958	12,830
Deferred income taxes	—	(120)
Stock-based compensation	156	(156)
Bad debt expense	311	236
Tax benefit from employee stock plans	—	7,030
Changes in operating assets and liabilities:
Accounts receivable	(1,561)	(4,317)
Inventories	(20,739)	(40,050)
Prepaid expenses and other current assets	(6,185)	(3,804)
Deposits and other assets	(2,030)	1,077
Accounts payable	93,308	(23,659)
Accrued liabilities	(3,026)	37,287
Microsoft advance / deferred revenue	(55,511)	(20,824)

Net cash provided by operating activities	40,428	48,775

Cash flows from investing activities:
Purchases of marketable securities	(275,252)	(113,638)
Sales and maturities of marketable securities	185,786	50,075
Acquisition of business	—	(3,980)
Purchases of property, equipment and intellectual property	(25,592)	(21,192)

Net cash used in investing activities	(115,058)	(88,735)

Cash flows from financing activities:
Common stock issued under employee stock plans	7,846	14,981
Principal payments on capital leases	(1,414)	(870)

Net cash provided by financing activities	6,432	14,111

Change in cash and cash equivalents	(68,198)	(25,849)
Cash and cash equivalents at beginning of period	346,994	333,000

Cash and cash equivalents at end of period	$278,796	$307,151

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,312	$7,331

Cash paid (refund) for taxes	$(1,045)	$(6,508)

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying condensed consolidated unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 26, 2003.

Reclassifications

Certain prior year balances were reclassified to conform to the current period presentation.

Note 2—New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe the adoption of EITF No. 00-21 will not have a significant impact on our results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe the adoption of FIN 46 will not have an impact on our results of operations or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Net Income Per Share

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

	Three Months Ended
	April 27, 2003	April 28, 2002
	(In thousands, except per share data)
Numerator:
Numerator for basic net income per share	$19,747	$83,245
Effect of adding back interest and amortization expense associated with the convertible debentures, net of tax	—	2,665

Numerator for diluted net income per share	$19,747	$85,910

Denominator:
Denominator for basic net income per share, weighted average shares outstanding	158,622	150,684
Effect of dilutive securities:
Convertible debentures	—	6,472
Stock options outstanding	9,303	25,409

Denominator for diluted net income per share	167,925	182,565

Net income per share:
Basic net income per share	$0.12	$0.55
Diluted net income per share	$0.12	$0.47

Diluted net income per share does not include the effect of the following anti-dilutive securities:

	Three Months Ended
	April 27, 2003	April 28, 2002
	(In thousands)
Stock options outstanding	16,919	1,963
Convertible debentures (common equivalent shares)	6,472	—

	23,391	1,963

The weighted-average exercise price of stock options excluded from the computation of diluted earnings per share was $22.30 and $59.21 for the three months ended April 27, 2003 and April 28, 2002, respectively. The convertible debentures are convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for the three months ended April 27, 2003.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Accounting for Asset Retirement Obligations

On January 27, 2003, we adopted Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Under our current operating lease agreements for our headquarters facility, we may be obligated to return a minimal amount of property to its original condition upon lease termination based on the landlord’s discretion at that time. We believe this obligation, if any, is immaterial.

Note 5—Stock Based Compensation

We use the intrinsic value method to account for our stock-based employee compensation plans. Deferred compensation arising from stock-based awards is amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, which generally accelerates the compensation expense as compared to the straight-line method. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share.

As permitted under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, we have elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock-based awards to employees. Compensation cost for our stock-based compensation plans as determined consistent with SFAS No. 123, would have decreased net income to the pro forma amounts indicated below:

	Three Months Ended
	April 27, 2003	April 28, 2002
	(In thousands, except per share data)
Net income, as reported	$19,747	$83,245
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	16,143	32,850

Pro forma net income	$3,604	$50,395

Basic net income per share	$0.12	$0.55
Basic net income per share—pro forma	$0.02	$0.33
Diluted net income per share	$0.12	$0.47
Diluted net income per share—pro forma	$0.02	$0.28

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the purpose of the pro forma calculation the fair value of shares purchased under our Employee Stock Purchase Plan (the “Purchase Plan”) has been estimated at the date of purchase using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	April 27, 2003	April 28, 2002
Weighted average expected life (in months)	6	11
Risk free interest rate	1.7%	4.3%
Volatility	88%	88%
Dividend yield	—	—

For the purpose of the pro forma calculation the weighted-average fair value of shares purchased under the Purchase Plan during the three months ended April 27, 2003 and April 28, 2002 was approximately $3.52 and $11.83, respectively.

For the purpose of the pro forma calculation, the fair value of options granted under our stock option plans has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	April 27, 2003	April 28, 2002
Weighted average expected life (in years)	4	4
Risk free interest rate	2.4%	3.8%
Volatility	88%	88%
Dividend yield	—	—

For the purpose of the pro forma calculation, the weighted-average per share fair value of options granted during the three months ended April 27, 2003 and April 28, 2002 was approximately $8.33 and $18.29, respectively.

Note 6—Guarantees

Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities.

We record a reduction to revenue for estimated product returns at the time revenue is recognized based on historical return rates.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Three months ended April 27, 2003
Allowance for sales returns and allowances	$13,228	$5,324	$(6,472)	$12,080

Three months ended April 28, 2002
Allowance for sales returns and allowances	$15,586	$8,840	$(5,271)	$19,155

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product and employee liabilities. We have also on occasion included intellectual property indemnification provisions in the terms of our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, historically costs related to these indemnification provisions have not been significant. We have not recorded any liability in our condensed consolidated financial statements for such indemnifications.

Note 7—Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income components include cumulative translation adjustments and unrealized gains or losses on available-for-sale securities. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	April 27, 2003	April 28, 2002
	(In thousands)
Net income	$19,747	$83,245
Decrease in cumulative translation adjustments	—	(51)
Reclassification adjustment for net realized gain on available-for-sale securities, net of tax	(202)	—
Increase in net unrealized gains on available-for-sale securities, net of tax	394	326

Total comprehensive income	$19,939	$83,520

Note 8—Asset Purchases

During fiscal year 2002, we completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. (“3dfx”) and other asset purchases, for an aggregate purchase price of approximately $79.1 million. These purchases have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other purchases is immaterial to our condensed consolidated financial statements.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by us of 3dfx’s liabilities. In addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against us seeking payment of the rents due by 3dfx.

The 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.2 million were allocated based on fair values presented below. Upon the adoption of Statements of Financial Accounting Standards No. 142 (“SFAS No. 142”), approximately $3.0 million of intangible assets previously allocated to workforce in place were reclassified into goodwill in fiscal 2003. In addition, amortization of goodwill ceased in accordance with SFAS No. 142.

	3dfx	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	60,418	—

Total	$74,161

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of additional consideration, if any, paid to 3dfx upon the final satisfaction of their liabilities.

Note 9—Goodwill

In accordance with SFAS No. 142, we have elected to perform our annual impairment review during our fourth quarter. We completed our annual goodwill impairment test and concluded that there was no impairment during our fourth quarter of fiscal 2003.

The carrying amount of goodwill is as follows:

	April 27, 2003	January 26, 2003
	(In thousands)
3dfx	$50,326	$50,326
Other	4,813	3,901

Total goodwill	$55,139	$54,227

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Amortizable Intangible Assets

We are currently amortizing our intangible assets with definite lives over periods ranging from 3 to 5 years. The components of our amortizable intangible assets are as follows:

	April 27, 2003			January 26, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$14,719	$(4,673)	$10,046	$7,028	$(3,972)	$3,056
Patents	10,319	(5,319)	5,000	10,319	(4,478)	5,841
Acquired intellectual property	11,117	(5,817)	5,300	11,117	(5,236)	5,881
Trademarks	11,310	(4,605)	6,705	11,310	(4,021)	7,289
Other	250	(88)	162	250	(73)	177

Total intangible assets	$47,715	$(20,502)	$27,213	$40,024	$(17,780)	$22,244

Amortization expense associated with intangible assets for the three months ended April 27, 2003 and April 28, 2002 was $2.7 million and $2.4 million, respectively. Amortization expense for the net carrying amount of intangible assets at April 27, 2003 is estimated to be $8.4 million for the remainder of fiscal 2004, $9.3 million in fiscal 2005, $5.8 million in fiscal 2006, $2.0 million in fiscal 2007, $1.5 million in fiscal 2008 and $125,000 thereafter.

Note 11—Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable debt securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three months ended April 27, 2003 and April 28, 2002 were $240,000 and $261,000, respectively.

Note 12—Balance Sheet Components

Certain balance sheet components are as follows:

	April 27, 2003	January 26, 2003
	(In thousands)
Inventories:
Raw materials	$23,618	$17,510
Work in-process	35,153	13,179
Finished goods	107,014	114,357

Total inventories	$165,785	$145,046

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At April 27, 2003, we had outstanding inventory purchase obligations totaling $408.2 million.

	April 27, 2003	January 26, 2003
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$42,530	$50,018
Customer advances	2,885	58,396
Taxes payable	92,413	82,952
Accrued payroll and related expenses	20,338	20,575
Other	17,178	16,526

Total accrued liabilities	$175,344	$228,467

Note 13—Segment Information

We operate in a single industry segment: the design, development and marketing of 3D graphics and media communication processors and related software for personal computers, or PCs, workstations and digital entertainment platforms. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers’, or CEMs’, and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in a different location. The following table summarizes information pertaining to our operations in different geographic areas:

	Three Months Ended
	April 27, 2003	April 28, 2002
	(In thousands)
Revenue:
United States and other Americas	$77,279	$191,736
Asia Pacific	307,801	376,727
Europe	19,903	14,442

Total revenue	$404,983	$582,905

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended
	April 27, 2003	April 28, 2002
Revenue:
Customer A	13%	14%
Customer B	9%	22%
Customer C	22%	17%
Customer D	11%	9%
Customer E	12%	8%

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of April 27, 2003	As of January 26, 2003
Accounts Receivable:
Customer A	13%	12%
Customer B	—	—
Customer C	20%	18%
Customer D	12%	17%
Customer E	12%	11%

Note 14 —Litigation

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California (the “Northern District”) against NVIDIA and certain current and former NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. Approximately 13 similar actions were filed in the Northern District, one additional individual action was filed in the Southern District (together, the “Federal Class Actions”), along with three related derivative actions against us, certain of our current and former executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court (collectively the “Actions”). The two related derivative actions filed in California Superior Court have been consolidated and are currently stayed pursuant to a voluntary stipulation agreement. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. The Federal Class Actions have been consolidated and lead plaintiffs appointed. Plaintiffs filed a consolidated amended complaint and, in response, NVIDIA filed a motion to dismiss. On March 28, 2003 the court granted NVIDIA’s motion and dismissed the consolidated amended complaint as to all claims and defendants with forty-five days leave to amend. NVIDIA has also filed a motion to dismiss the derivative action filed in Delaware. A hearing on this motion was held April 23, 2003. On May 5, 2003, the Delaware Court granted NVIDIA’s motion and dismissed the derivative action with prejudice. We are obligated to indemnify our officers and directors, to the extent permitted by the law, in connection with the Actions and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend these Actions. We are unable, however, to predict the ultimate outcome of the Actions. There can be no assurance we will be successful in defending the Actions, and if we are unsuccessful we may be subject to significant damages. Even if we are successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our board of directors and the audit committee has reviewed our disclosures relating to them in this MD&A.

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

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction.

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

	Three Months Ended
	April 27, 2003	April 28, 2002
Revenue	100.0%	100.0%
Cost of revenue	68.7	64.5

Gross profit	31.3	35.5
Operating expenses:
Research and development	14.6	9.0
Sales, general and administrative	10.1	6.4

Total operating expenses	24.7	15.4

Operating income	6.6	20.1
Interest and other income, net	0.4	0.3

Income before income tax expense	7.0	20.4
Income tax expense	2.1	6.1

Net income	4.9%	14.3%

Three Months Ended April 27, 2003 and April 28, 2002

Revenue

Revenue was $405.0 million for the first quarter of fiscal 2004 and $582.9 million for the first quarter of fiscal 2003, which represents a decrease of 31%. The decrease was primarily the result of lower sales of our desktop graphics processors driven by a slow PC market and an increase in competitive product offerings. In addition, sales of our two-processor chipset for use in the Xbox video game console decreased from 22% of total revenue in the first quarter of fiscal 2003 to 9% of total revenue in the first quarter of fiscal 2004. Offsetting these decreases were increases in sales of our platform processor, workstation and mobile product lines.

Revenue from sales to customers outside of the United States and other Americas accounted for 81% and 67% of total revenue for the first quarter of fiscal 2004 and 2003, respectively. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas is primarily attributable to decreased sales of the graphics and media communication processors used in the Microsoft Xbox product billed to Microsoft in the United States.

Sales to Microsoft accounted for 9% and sales to our four largest customers accounted for approximately 58% of our total revenue for the first quarter of fiscal 2004. Sales to Microsoft accounted for 22% and sales to our two largest customers accounted for 31% of our total revenue for the first quarter of fiscal 2003.

For the second quarter of fiscal 2004, we expect an increase in revenue. We expect an increase in our Xbox revenue as well as growth in our GeForce FX product family, as it gains wider acceptance. We also expect continued growth in our nForce product family. We expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors in general may accelerate as the market continues to develop and competition increases.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors (including wafer fabrication, assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Gross margin is the ratio of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of graphics processors sold. Our gross margins were 31.3% and 35.5% in the first quarter of fiscal 2004 and 2003, respectively. Gross margin for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 decreased primarily due to a reduction in demand for our desktop graphics processors and a shift in product mix to our new generation of GeForce FX products that have yet to achieve their optimum yields.

For the second quarter of fiscal 2004, gross margins may decrease as we work to achieve our cost objectives on our new products. We could be subject to excess or obsolete inventories and be required to take inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product prototypes and consultant costs. Research and development expenses increased by $6.8 million, or 13%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 primarily due to a $6.3 million increase related to additional personnel and a $3.2 million increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, offset by a $2.7 million decrease related to engineering development costs.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased $3.4 million, or 9%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 primarily due to a $3.5 million increase related to additional personnel, a $1.8 million increase in legal expenses associated with various legal proceedings, a $1.5 million increase in depreciation and amortization of new equipment and servers related to the enhancement of our computer systems and a $1.5 million increase in general administrative activities. These increases were offset by a $2.8 million decrease in other expenses related to the SEC inquiry during the first quarter of fiscal 2003 and a $2.1 million decrease in tradeshow and product launch costs, travel and entertainment expenses and software and equipment purchases.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales and protect our business interests.

Interest and Other Income, Net

Interest and other income primarily consists of interest earned on cash, cash equivalents and marketable securities. Interest and other income increased $0.2 million from the first quarter of fiscal 2003 to the first quarter of 2004 due to higher average cash and marketable securities balances.

Interest and other expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt. Interest and other expense remained flat at $4.0 million in the first quarter of fiscal 2004 from the first quarter of 2003.

Income Taxes

We recognized income tax expense of $8.5 million and $35.7 million for the first quarter of fiscal 2004 and 2003, respectively. Income taxes as a percentage of pretax income were 30% for both the first quarter of fiscal 2004 and 2003.

Liquidity and Capital Resources

As of April 27, 2003, we had $1.05 billion in cash, cash equivalents and marketable securities, an increase of $21.9 million from the end of fiscal 2003. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $40.4 million and $48.8 million during the first quarter of fiscal 2004 and 2003, respectively. The decrease in cash flows from operating activities in the first quarter of fiscal 2004 when compared to fiscal 2003 was primarily due to the decrease in net income and the draw-down of the Microsoft advance offset by an increase in accounts payable.

Cash used in investing activities has consisted primarily of investments in marketable securities, the purchase of certain assets from various businesses and purchases of property and equipment, which include leasehold improvements for our facilities. Net cash used in investing activities was $115.1 million in the first quarter of fiscal 2004, primarily due to $89.5 million of net purchases of marketable securities. We incurred $25.6 million in capital expenditures in the first quarter of fiscal 2004 primarily attributable to new research and development emulation equipment, as well as for purchases of intellectual property to support increased research and development. We expect to spend approximately $100 million to $110 million for capital expenditures in fiscal 2004, primarily for software licenses, emulation equipment, computer and engineering workstations and future phases of our enterprise resource planning system implementation. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities provided cash of $6.4 million during the first quarter of fiscal 2004 compared to $14.1 million in fiscal 2003. The decrease in the first quarter of fiscal 2004 when compared to fiscal 2003 was due to a decrease in employee stock option exercises.

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

Contractual Cash Obligations

As of April 27, 2003, our outstanding inventory purchase obligations have increased to $408.2 million from $210.3 million as of January 26, 2003. There were no other material changes in our contractual cash obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 26, 2003. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 26, 2003.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements under the subheading “New Accounting Pronouncements,” which information is hereby incorporated by reference.

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

Our convertible subordinated notes due 2007 have a fixed interest rate of 4¾% and are not subject to interest rate fluctuations.

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

Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:

•	demand and market acceptance for our products and/or our customers’ products;

•	the successful development and volume production of next-generation products;

•	new product announcements or product introductions by our competitors;

•	our ability to introduce new products in accordance with original equipment manufacturers’, or OEMs’, design requirements and design cycles;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields;

•	declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the U.S. and international economies;

•	competitive pressures resulting in lower than expected average selling prices;

•	product rates of return in excess of that forecasted or expected due to quality issues;

•	the rescheduling or cancellation of customer orders;

•	the loss of a key customer or the termination of a strategic relationship;

•	seasonal fluctuations associated with the PC market;

•	substantial disruption in our suppliers’ operations, either as a result of a natural disaster, equipment failure, terrorism or other cause;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products, including memory devices;

•	our ability to reduce the manufacturing costs of our products;

•	legal and other costs related to defending intellectual property and other types of lawsuits;

•	bad debt write-offs;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs; and

•	introductions of enabling technologies to keep pace with faster generations of processors and controllers.

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

As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:

•	proper new product definition;

•	timely completion and introduction of new product designs;

•	the ability of International Business Machines, or IBM, Taiwan Semiconductor Manufacturing Company, or TSMC, and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

•	the quality of any new products;

•	differentiation of new products from those of our competitors;

•	market acceptance of our products and our customers’ products; and

•	availability of adequate quantity and configurations of various types of memory products.

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

Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of April 27, 2003, we had 1,596 employees as compared to 1,513 employees as of January 26, 2003. We expect that the number of our employees will increase over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

Major health concerns, such as the spread of the Severe Acute Respiratory Syndrome illness, could harm our business.

We operate globally with sales offices and research and development activities in many countries, as well as, we depend on foreign foundries and independent contractors to manufacture, assemble and test our products. During the first quarter of fiscal 2004 our four largest customers accounted for approximately 58% of our total revenue. These customers are located in the Asia Pacific region. In addition, we primarily utilize TSMC, located in Taiwan, to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging in Asia. Major health concerns, such as the spread of the Severe Acute Respiratory Syndrome illness, could adversely effect our global operations, our partners and our customers, which could harm our business.

Failure in operation or future enhancement or implementation of our enterprise resource planning system could harm our operations.

During fiscal 2003, we initiated an examination of SAP, our current enterprise resource planning, or ERP, system to enhance our information systems in business, finance, operations and service. During fiscal 2003, we implemented certain additional functionalities based upon the results of the ERP examination and we expect to implement additional functionalities in fiscal 2004. If we are not able to implement additional functionalities to our current ERP system or there are delays or downtime as a result of the implementation, the efficiency of our business applications and business operations could be harmed. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be harmed if we encounter unforeseen problems with respect to system operations or future implementations.

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

There can be no assurance that the Xbox program will achieve long term commercial success, given the high level of competition in the game console product line. During the first quarter of fiscal 2004, sales of Xbox processors comprised 9% of our overall revenue. If the Xbox program is not successful, our business may be harmed.

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

Our success will depend in part upon continued broad adoption of our 3D graphics processors for high performance 3D graphics in PC applications. The market for 3D graphics processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition. Since the PC market is our core business, our business would suffer if for any reason our current or future 3D graphics processors do not continue to achieve widespread acceptance in the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC market, our business would be harmed.

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

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the U.S. economy, acts of terror against the U.S., war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been initiated against the issuing company. Since February 2002, multiple securities class action lawsuits and several derivative suits have been filed against us. We expect that this litigation, whether or not resolved favorably, may result in substantial cost and a diversion of management’s attention and resources, which could harm our revenues and earnings. Any adverse determination in this litigation could also subject us to significant liabilities. See Part II, Item 1 “Legal Proceedings” of this Form 10-Q for a description of this litigation.

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

ITEM 4.    CONTROLS AND PROCEDURES

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

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California (the “Northern District”) against NVIDIA and certain current and former NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. Approximately 13 similar actions were filed in the Northern District, one additional individual action was filed in the Southern District (together, the “Federal Class Actions”), along with three related derivative actions against us, certain of our current and former executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court (collectively the “Actions”). The two related derivative actions filed in California Superior Court have been consolidated and are currently stayed pursuant to a voluntary stipulation agreement. The Actions allege claims in connection with various alleged statements and omissions to the public and to the securities markets and seek damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also seek disgorgement of alleged profits from insider trading by officers and directors. The Actions are in the preliminary stages. The Federal Class Actions have been consolidated and lead plaintiffs appointed. Plaintiffs filed a consolidated amended complaint and, in response, NVIDIA filed a motion to dismiss. On March 28, 2003 the court granted NVIDIA’s motion and dismissed the consolidated amended complaint as to all claims and defendants with forty-five days leave to amend. NVIDIA has also filed a motion to dismiss the derivative action filed in Delaware. A hearing on this motion was held April 23, 2003. On May 5, 2003, the Delaware Court granted NVIDIA’s motion and dismissed the derivative action with prejudice. We are obligated to indemnify our officers and directors, to the extent permitted by the law, in connection with the Actions and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend these Actions. We are unable, however, to predict the ultimate outcome of the Actions. There can be no assurance we will be successful in defending the Actions, and if we are unsuccessful we may be subject to significant damages. Even if we are successful, defending the Actions is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, NVIDIA is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by KPMG LLP, our independent auditor. Non-audit services are services other than those provided by KPMG LLP in connection with an audit or a review of NVIDIA’s financial statements. During the first quarter of fiscal 2004, our Audit Committee did not approve any new or recurring non-audit engagements with KPMG LLP.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2003.

NVIDIA CORPORATION

By:	/s/ MARVIN D. BURKETT
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

Date: May 22, 2003

/s/ JEN-HSUN HUANG
Jen-Hsun Huang President and Chief Executive Officer

I, Marvin D. Burkett, certify that:

1.  I have reviewed this quarterly report on Form 10-K of NVIDIA Corporation;

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

Date: May 22, 2003

/S/ MARVIN D. BURKETT
Marvin D. Burkett Chief Financial Officer