Form 10-Q
period 2003-07-27
NVIDIA CORP
filed 2003-09-09
CIK 1045810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2003

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2003 was 160,595,013 shares.

NVIDIA CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 27, 2003	January 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$274,297	$346,994
Marketable securities	737,290	681,419
Accounts receivable, net	190,213	154,501
Inventories	217,859	145,046
Prepaid expenses and other current assets	15,135	12,393
Prepaid and deferred taxes	11,249	11,249

Total current assets	1,446,043	1,351,602
Property and equipment, net	198,945	135,152
Deposits and other assets	12,720	10,473
Prepaid and deferred taxes	43,317	43,317
Goodwill	55,139	54,227
Intangible assets, net	23,949	22,244

	$1,780,113	$1,617,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282,397	$141,129
Accrued liabilities	183,196	228,467
Current portion of note and capital lease obligations	6,528	5,676
Interest payable on convertible debenture	4,117	4,176

Total current liabilities	476,238	379,448
Capital lease obligations, less current portion	3,522	4,880
Long-term convertible debenture	300,000	300,000
Long-term liabilities	4,500	—
Stockholders’ equity:
Common stock	161	158
Additional paid-in capital	551,067	531,030
Accumulated other comprehensive income, net	2,989	3,760
Retained earnings	441,636	397,739

Total stockholders’ equity	995,853	932,687

	$1,780,113	$1,617,015

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
Revenue	$459,774	$427,285	$864,757	$1,010,190
Cost of revenue	329,800	327,983	608,215	703,723

Gross profit	129,974	99,302	256,542	306,467
Operating expenses:
Research and development	65,620	57,229	124,930	109,721
Sales, general and administrative	39,722	35,908	80,632	73,390

Total operating expenses	105,342	93,137	205,562	183,111

Operating income	24,632	6,165	50,980	123,356
Interest and other income, net	2,029	1,340	3,891	3,071

Income before income tax expense	26,661	7,505	54,871	126,427
Income tax expense	2,511	2,251	10,974	37,928

Net income	$24,150	$5,254	$43,897	$88,499

Basic net income per share	$0.15	$0.03	$0.28	$0.58

Diluted net income per share	$0.14	$0.03	$0.26	$0.51

Shares used in basic per share computation	160,077	152,296	159,350	151,490
Shares used in diluted per share computation	174,551	168,770	170,653	172,628

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 27, 2003	July 28, 2002
Cash flows from operating activities:
Net income	$43,897	$88,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,568	26,899
Deferred income taxes	—	(120)
Stock-based compensation	156	(156)
Bad debt expense	1,195	1,987
Tax benefit from employee stock plans	—	9,120
Changes in operating assets and liabilities:
Accounts receivable	(36,907)	12,323
Inventories	(72,813)	(71,473)
Prepaid expenses and other current assets	(3,654)	(5,174)
Deposits and other assets	(2,922)	629
Accounts payable	141,038	(48,624)
Accrued liabilities	11,318	43,306
Microsoft advance / deferred revenue	(57,634)	(7,773)

Net cash provided by operating activities	59,242	49,443

Cash flows from investing activities:
Purchases of marketable securities	(456,921)	(267,546)
Sales and maturities of marketable securities	399,765	149,986
Acquisition of business	—	(3,901)
Purchases of property, equipment and intellectual property	(91,863)	(45,123)
Release of restricted cash	—	7,000

Net cash used in investing activities	(149,019)	(159,584)

Cash flows from financing activities:
Common stock issued under employee stock plans	19,884	20,181
Sale lease back financing	—	5,734
Principal payments on capital leases	(2,804)	(1,958)

Net cash provided by financing activities	17,080	23,957

Change in cash and cash equivalents	(72,697)	(86,184)
Cash and cash equivalents at beginning of period	346,994	333,000

Cash and cash equivalents at end of period	$274,297	$246,816

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,472	$7,518

Cash paid (refund) for income taxes	$(711)	$(8,156)

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 26, 2003.

Reclassifications

Certain prior year balances were reclassified to conform to the current period presentation.

Accounting for Asset Retirement Obligations

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

As permitted under SFAS No. 123, we have elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock-based awards to employees. Compensation cost for our stock-

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based compensation plans as determined consistent with SFAS No. 123, would have decreased net income to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
	(In thousands, except per share data)
Net income, as reported	$24,150	$5,254	$43,897	$88,499
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,312)	(35,613)	(36,456)	(68,463)

Pro forma net income (loss)	$3,838	$(30,359)	$7,441	$20,036

Basic net income per share—as reported	$0.15	$0.03	$0.28	$0.58
Basic net income (loss) per share—pro forma	$0.02	$(0.20)	$0.05	$0.13
Diluted net income per share—as reported	$0.14	$0.03	$0.26	$0.51
Diluted net income (loss) per share—pro forma	$0.02	$(0.20)	$0.04	$0.12

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. We believe the adoption of SFAS No. 150 will not have an impact on our results of operations or financial position.

Note 3—Change in Accounting Estimate

We compute income taxes for interim reporting purposes using estimates of our effective annual income tax rate for the entire fiscal year. In the current quarter, we revised our estimated effective income tax rate for fiscal

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year 2004 to 20% from the 30% rate that we had used in the first quarter of fiscal 2004. The change in the rate is primarily due to federal and state tax credits and foreign tax differentials. As a result of the change in the estimated effective annual income tax rate for the fiscal year, the income tax rate for the current quarter was 9.4%. The effect of the change in the estimated annual effective income tax rate for fiscal 2004 was to increase net income by $5.5 million for both the three months and six months ended July 27, 2003. The effect of the change in estimate on basic and diluted earnings per share was $0.03 for the three months ended July 27, 2003. The effect of the change in estimate on earnings per share was $0.04 for basic earnings per share and $0.03 for diluted earnings per share for the six months ended July 27, 2003.

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

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
	(In thousands, except per share data)
Numerator:
Numerator for basic net income per share	$24,150	$5,254	$43,897	$88,499
Denominator:
Denominator for basic net income per share, weighted average shares outstanding	160,077	152,296	159,350	151,490
Effect of dilutive securities:
Stock options	14,474	16,474	11,303	21,138

Denominator for diluted net income per share	174,551	168,770	170,653	172,628

Net income per share:
Basic net income per share	$0.15	$0.03	$0.28	$0.58
Diluted net income per share	$0.14	$0.03	$0.26	$0.51

Diluted net income per share does not include the effect of the following anti-dilutive securities:

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
	(In thousands)
Stock options	7,247	22,391	11,510	4,385
Convertible debentures (common equivalent shares)	6,472	6,472	6,472	6,472

	13,719	28,863	17,982	10,857

The weighted-average exercise price of stock options excluded from the computation of diluted earnings per share was $30.85 and $25.95 for the three and six months ended July 27, 2003, respectively. The weighted-

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average exercise price of stock options excluded from the computation of diluted earnings per share was $37.52 and $49.89 for the three and six months ended July 28, 2002, respectively. The convertible debentures are convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for all periods shown.

Note 5—Guarantees

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

We record a reduction to revenue for estimated product returns at the time revenue is recognized based on historical return rates. The reductions to revenue for estimated product returns for the three and six months ending July 27, 2003 and July 28, 2002 are as follows:

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Three months ended July 27, 2003
Allowance for sales returns and allowances	$12,080	$6,102	$(6,823)	$11,359

Three months ended July 28, 2002
Allowance for sales returns and allowances	$19,155	$6,648	$(9,201)	$16,602

Six months ended July 27, 2003
Allowance for sales returns and allowances	$13,228	$11,426	$(13,295)	$11,359

Six months ended July 28, 2002
Allowance for sales returns and allowances	$15,586	$15,488	$(14,472)	$16,602

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include cumulative translation adjustments and unrealized gains or losses on available-for-sale securities. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
	(In thousands)
Net income	$24,150	$5,254	$43,897	$88,499
Change in cumulative translation adjustments	—	(353)	—	(302)
Reclassification adjustments for net realized gain on available-for-sale securities, net of tax	(256)	—	(458)	—
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(1,165)	2,698	(771)	2,373

Total comprehensive income	$22,729	$7,599	$42,668	$90,570

Note 7—Asset Purchases

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

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx certified to our satisfaction all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead certified to our satisfaction that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. We believe that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. In the event of an adverse outcome, NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration subject to offsets for NVIDIA’s claims against 3dfx arising from the Asset Purchase Agreement. On March 12, 2003, we were served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by us of 3dfx’s liabilities. In addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against us seeking payment of the rents due by 3dfx.

The 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.2 million were allocated based on fair values presented below. Upon the adoption of Statement of Financial Accounting Standards

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 142 (“SFAS No. 142”), approximately $3.0 million of intangible assets previously allocated to workforce in place were reclassified into goodwill in fiscal 2003. In addition, amortization of goodwill ceased in accordance with SFAS No. 142.

	3dfx	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	60,418	—

Total	$74,161

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of additional consideration, if any, paid to 3dfx upon the final satisfaction of their liabilities.

Note 8—Goodwill

The carrying amount of goodwill is as follows:

	July 27, 2003	January 26, 2003
	(In thousands)
3dfx	$50,326	$50,326
Other	4,813	3,901

Total goodwill	$55,139	$54,227

Note 9—Amortizable Intangible Assets

We are currently amortizing our intangible assets with definite lives over periods ranging from 3 to 5 years. The components of our amortizable intangible assets are as follows:

	July 27, 2003			January 26, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$14,219	$(5,444)	$8,775	$7,028	$(3,972)	$3,056
Patents	10,319	(6,143)	4,176	10,319	(4,478)	5,841
Acquired intellectual property	11,117	(6,398)	4,719	11,117	(5,236)	5,881
Trademarks	11,310	(5,177)	6,133	11,310	(4,021)	7,289
Other	250	(104)	146	250	(73)	177

Total intangible assets	$47,215	$(23,266)	$23,949	$40,024	$(17,780)	$22,244

Amortization expense associated with intangible assets for the three and six months ended July 27, 2003 was $3.6 million and $6.3 million, respectively. Amortization expense associated with intangible assets for the three and six months ended July 28, 2002 was $2.4 million and $4.8 million, respectively. Amortization expense for the net carrying amount of intangible assets at July 27, 2003 is estimated to be $5.5 million for the remainder of fiscal 2004, $9.1 million in fiscal 2005, $5.7 million in fiscal 2006, $2.0 million in fiscal 2007, $1.5 million in fiscal 2008 and $0.1 million thereafter.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable debt securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three and six months ended July 27, 2003 were $282,000 and $477,000, respectively. Net realized gains for the three and six months ended July 28, 2002 were $7,000 and $268,000, respectively.

Note 11—Balance Sheet Components

Certain balance sheet components are as follows:

	July 27, 2003	January 26, 2003
	(In thousands)
Inventories:
Raw materials	$29,192	$17,510
Work in-process	28,369	13,179
Finished goods	160,298	114,357

Total inventories	$217,859	$145,046

At July 27, 2003, we had outstanding inventory purchase obligations totaling $351.3 million.

	July 27, 2003	January 26, 2003
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$43,179	$50,018
Customer advances	762	58,396
Taxes payable	94,075	82,952
Accrued payroll and related expenses	28,195	20,575
Other	16,985	16,526

Total accrued liabilities	$183,196	$228,467

Note 12—Segment Information

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

board and motherboard manufacturers’ revenue is attributable to end customers located in a different location. The following table summarizes information pertaining to our operations in different geographic areas:

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
	(In thousands)
Revenue:
United States and other Americas	$133,531	$160,771	$210,810	$352,507
Asia Pacific	295,032	258,127	602,833	634,854
Europe	31,211	8,387	51,114	22,829

Total revenue	$459,774	$427,285	$864,757	$1,010,190

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
Revenue:
Customer A	11%	16%	12%	15%
Customer B	19%	29%	14%	25%
Customer C	20%	18%	21%	17%
Customer D	12%	7%	11%	8%
Customer E	11%	5%	12%	6%

	As of July 27, 2003	As of January 26, 2003
Accounts Receivable:
Customer A	15%	12%
Customer B	7%	—
Customer C	17%	18%
Customer D	11%	17%
Customer E	9%	11%

Note 13—Litigation

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California (the “Northern District”) against NVIDIA and certain current and former NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. Approximately 13 similar actions were filed in the Northern District, and one additional individual action was filed in the Southern District of California, all of which were subsequently consolidated (together, the “Federal Class Actions”). In addition, three related derivative actions were filed against us, certain of our current and former executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court (collectively the “Actions”). The Actions alleged claims in connection with various alleged statements and omissions to the public and sought damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also sought disgorgement of alleged profits from insider trading by officers and directors. On March 28, 2003 the court granted NVIDIA’s motion to dismiss the Federal Class Actions with prejudice as to some claims and without prejudice as to others giving plaintiffs leave to amend. On July 28, 2003, plaintiffs filed their first amended consolidated complaint. On August 8, 2003, NVIDIA filed motions to dismiss and to strike. On August 21, 2003, at the request of the plaintiffs, the court dismissed all of the remaining claims of the first amended consolidated complaint and dismissed these claims with prejudice as to the lead plaintiffs. On September 2, 2003, the plaintiffs in the two related derivative actions filed in California Superior Court moved to have their cases dismissed in their entirety. We expect the court will order such dismissal shortly. NVIDIA had also filed a motion to dismiss the derivative action filed in Delaware. On May 5, 2003, the Delaware Court granted NVIDIA’s motion and dismissed the derivative action with prejudice.

The staff of the Enforcement Division of the Securities & Exchange Commission (“SEC”) informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized investigations into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the accounting firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. Throughout the process the Audit Committee cooperated with the SEC. After receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, we reached an agreement with the SEC staff in April 2003 that would resolve the SEC’s investigation of us in matters related to the restatement. The agreement is subject to final approval of the SEC. Under the terms of the agreement, NVIDIA, without admitting or denying liability or wrongdoing, would agree to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions of the federal securities laws. We would not be required to pay any fines or penalties. It may take several weeks or months for the SEC to complete its review of the agreement. Further, there can be no assurance that the agreement will be approved by the SEC. Notwithstanding the above, actions by the SEC or other governmental or regulatory agencies with respect to us or our personnel arising out of the restatement of our financial statements or other matters may take significant time, may be expensive and may divert management’s attention from other business concerns and harm our business.

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx certified to our satisfaction all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead certified to our satisfaction that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. We believe that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. In the event of an adverse outcome, NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration subject to offsets for NVIDIA’s claims against 3dfx arising from the Asset Purchase Agreement. On March 12, 2003, we were served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by us of 3dfx’s liabilities. In

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against us seeking payment of the rents due by 3dfx.

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

Note 14—Subsequent Event

On August 19, 2003, we completed the acquisition of MediaQ, Inc., a leading provider of graphics and multimedia technology for wireless mobile devices, for approximately $70.0 million in cash.

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

New Developments

On August 19, 2003, we completed the acquisition of MediaQ, Inc., a leading provider of graphics and multimedia technology for wireless mobile devices, for approximately $70.0 million in cash.

On August 14, 2003, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from the sale of Xbox processors to Microsoft is uncertain but it is not anticipated to have any significant impact for at least the next several quarters. Revenue from the sale of Xbox processors to Microsoft during fiscal 2002, fiscal 2003 and the first half of fiscal 2004 accounted for 9%, 23% and 14%, respectively, of our total revenue.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs, revenue recognition, sales returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts and for estimated losses resulting from the financial inability of our customers to make required payments. Management determines this allowance, which consists of an amount identified for specific customer issues as well as an amount based on general estimated exposure. Our overall estimated exposure excludes amounts covered by letters of credit. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could adversely affect our operating results.

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

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.7	76.8	70.3	69.7

Gross profit	28.3	23.2	29.7	30.3
Operating expenses:
Research and development	14.3	13.4	14.4	10.9
Sales, general and administrative	8.6	8.4	9.3	7.3

Total operating expenses	22.9	21.8	23.7	18.2

Operating income	5.4	1.4	6.0	12.1
Interest and other income, net	0.4	0.3	0.4	0.3

Income before income tax expense	5.8	1.7	6.4	12.4
Income tax expense	0.5	0.5	1.3	3.8

Net income	5.3%	1.2%	5.1%	8.6%

Three Months and Six Months Ended July 27, 2003 and July 28, 2002

Revenue

Revenue consists of amounts recognized from the sale of graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. Revenue increased by 8% to $459.8 million for the three months ended July 27, 2003 when compared to $427.3 million for the three months ended July 28, 2002. The increase was primarily the result of increased sales of our platform, workstation, mobile and desktop processors offset by decreased sales of our two-processor chipset for use in the Xbox video game console. Revenue decreased by 14% to $864.8 million for the six months ended July 27, 2003 when compared to $1.01 billion for the six months ended July 28, 2002. The decrease was primarily the result of lower sales of our desktop graphics processors driven by a slow PC market and an increase in competitive product offerings. In addition, sales of our two-processor chipset for use in the Xbox video game console decreased from 25% of total revenue in the first half of fiscal 2003 to 14% of total revenue in the first half of fiscal 2004. Offsetting these decreases were increases in sales of our platform processor, workstation and mobile product lines.

Revenue from sales to customers outside of the United States and other Americas accounted for 71% of total revenue for the second quarter of fiscal 2004 and 76% for the first half of fiscal 2004. Revenue from sales to customers outside of the United States and other Americas accounted for 62% of total revenue for the second quarter of fiscal 2003 and 65% for the first half of fiscal 2003. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas is primarily attributable to decreased sales of the graphics and media communication processors used in the Microsoft Xbox product billed to Microsoft in the United States.

Sales to Microsoft accounted for approximately 19% of revenues for the second quarter of fiscal 2004 and 14% of revenues for the first half of fiscal 2004. Our other four largest customers accounted for approximately 54% of revenues for the second quarter of fiscal 2004 and 56% of revenues for the first half of fiscal 2004. In fiscal 2003, sales to Microsoft accounted for approximately 29% of revenues for the second quarter of fiscal 2003 and 25% of revenues for the first half of fiscal 2003. Our other two largest customers accounted for approximately 34% of revenues for the second quarter of fiscal 2003 and 32% of revenues for the first half of fiscal 2003.

Although we achieved growth in product revenue for the second quarter of fiscal 2004 from the same period a year ago, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors in general may accelerate as the market continues to develop and competition increases.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors (including wafer fabrication, assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Gross margin is the ratio of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of graphics processors sold. Our gross margins were 28.3% and 23.2% in the second quarter of fiscal 2004 and 2003, respectively. Our gross margins were 29.7% and 30.3% in the first half of fiscal 2004 and 2003, respectively. Gross margins for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 increased primarily due to the inventory write-down of approximately $21 million related to certain Xbox processors and nForce chipsets that was recorded during the second quarter of fiscal 2003. Gross margins for the first half of fiscal 2004 as compared to the first half of fiscal 2003 decreased primarily due to a reduction in demand for our desktop graphics processors and a shift in product mix to our new generation of GeForce FX products that have yet to achieve their optimum yields.

In the future, we could be subject to excess or obsolete inventories and be required to take inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product development, consultant costs and other expenses such as facilities and equipment costs. Research and development expenses increased by $8.4 million, or 15%, from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 primarily due to a $7.5 million increase related to additional personnel, a $4.4 increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, offset by a $3.5 million decrease related to new product development costs and other expenses during the period. Research and development expenses increased by $15.2 million, or 14%, from the first half of fiscal 2003 to the first half of fiscal 2004 primarily due to a $13.8 million increase related to additional personnel, a $7.5 increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, offset by a $6.1 million decrease related to new product development costs and other expenses during the period.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, marketing development expenses, travel and entertainment expenses, legal and accounting expenses and other expenses such as facilities and equipment costs. Sales, general and administrative expenses increased $3.8 million, or 11%, from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 primarily due to a $2.8 million increase related to additional personnel, a $1.7 million increase in computer software and equipment related to the enhancement of our computer systems and the depreciation and amortization of new equipment and a $1.3 million increase in marketing development and travel and entertainment expenses. These increases were offset by a $1.6 million decrease in legal expenses related to the SEC inquiry during the second quarter of fiscal 2003 and a $0.4 million decrease in general administrative activities. Sales, general and administrative expenses increased $7.2 million, or 10%, from the first half of fiscal 2003 to the first half of fiscal 2004 primarily due to a $6.2 million increase related to additional personnel, a $2.3 million increase in computer software and equipment related to the enhancement of our computer systems and the depreciation and amortization of new equipment and a $3.1 million increase in tradeshow, marketing development and general administrative activities. These increases were offset by a $4.4 million decrease related to the SEC inquiry during the first half of fiscal 2003.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales and protect our business interests.

Interest and Other Income, Net

Interest and other income primarily consists of interest earned on cash, cash equivalents and marketable securities. Interest income remained flat at $5.7 million from the second quarter of fiscal 2003 to the second quarter of 2004 and increased $0.2 million from the first half of fiscal 2003 to the first half of fiscal 2004 due to higher average cash and marketable securities balances.

Interest and other expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debt. Interest and other expense remained flat at $4.1 million in the second quarter of fiscal 2004 and at $8.1 million in the first half of fiscal 2004 as compared to the same periods of fiscal 2003.

Income Taxes

We recognized income tax expense of $2.5 million and $2.3 million for the second quarter of fiscal 2004 and 2003, respectively. We recognized income tax expense of $11.0 million and $37.9 million for the first half of fiscal 2004 and 2003, respectively. The effective income tax rate for the three and six months ended July 27, 2003 was 9.4% and 20%, respectively. The effective income tax rate for the three and six months ended July 28, 2002 was 30%. Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding the change in our estimated effective annual income tax rate.

Liquidity and Capital Resources

As of July 27, 2003, we had $1.01 billion in cash, cash equivalents and marketable securities, a decrease of $16.8 million from the end of fiscal 2003. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $59.2 million and $49.4 million during the first half of fiscal 2004 and 2003, respectively. The increase in cash flows from operating activities in the first half of fiscal 2004 when compared to fiscal 2003 was primarily due an increase in accounts payable offset by the decrease in net income, the increase in accounts receivable and the draw-down of the Microsoft advance.

Cash used in investing activities has consisted primarily of investments in marketable securities, the purchase of certain assets from various businesses and purchases of property and equipment, which include leasehold improvements for our facilities. Net cash used in investing activities was $149.0 million in the first half of fiscal 2004, primarily due to $57.2 million of net purchases of marketable securities and $91.9 million in capital expenditures in the first half of fiscal 2004 primarily attributable to new research and development emulation equipment, as well as for purchases of technology licenses and software to support increased research and development. We expect to spend approximately $40 million to $50 million for capital expenditures during the remainder of fiscal 2004, primarily for software licenses, emulation equipment, computer and engineering workstations and future phases of our enterprise resource planning system implementation. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities provided cash of $17.1 million during the first half of fiscal 2004 compared to $24.0 million in fiscal 2003. The decrease in the first half of fiscal 2004 when compared to fiscal 2003 was due to sale leaseback financing activity during the first half of fiscal 2003.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, debt repurchase and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers’ products;

•	inability to successfully develop and produce in volume production our next-generation products;

•	competitive pressures resulting in lower than expected average selling prices; and

•	new product announcements or product introductions by our competitors.

Other key factors that could affect our liquidity include:

MediaQ Acquisition

On August 19, 2003, we completed the acquisition of MediaQ, Inc., a leading provider of graphics and multimedia technology for wireless mobile devices, for approximately $70.0 million in cash.

Common Stock and Convertible Subordinated Debenture Offering

In October 2000, we sold 2,800,000 shares of our common stock and $300.0 million of convertible subordinated debentures due October 15, 2007 in a public offering. Proceeds from the offering were approximately $387.5 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering are being amortized to interest expense on a straight-line basis over the term of the debentures. Interest on the convertible subordinated debentures accrues at the rate of 4 3/4% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The convertible subordinated debentures are redeemable at our option on or after October 20, 2003. The debentures are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

3dfx Asset Purchase

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was

$70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx certified to our satisfaction all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead certified to our satisfaction that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. We believe that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. In the event of an adverse outcome, NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration subject to offsets for NVIDIA’s claims against 3dfx arising from the Asset Purchase Agreement. On March 12, 2003, we were served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by us of 3dfx’s liabilities. In addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against us seeking payment of the rents due by 3dfx.

Contractual Cash Obligations

As of July 27, 2003, our outstanding inventory purchase obligations have increased to $351.3 million from $210.3 million as of January 26, 2003. There were no other material changes in our contractual cash obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 26, 2003. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 26, 2003.

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

Our convertible subordinated debentures due 2007 have a fixed interest rate of 4 3/4% and are not subject to interest rate fluctuations.

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

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15-micron process technology for the GeForce4, Quadro4, GeForce3, Quadro DCC, Xbox and nForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. Our newest GPUs, the GeForce FX 5600, GeForce FX 5900 and the GeForce FX Go products are manufactured in 0.13-micron process technology. We have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may continue to have difficulty migrating to new manufacturing process technologies successfully or on a timely basis.

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

Our failure to estimate customer demand properly may result in excess or obsolete inventory that could adversely affect our gross margins.

Inventory purchases are based upon future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to write-down our inventory and our gross margins could be adversely affected.

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

Most of our operating expenses are relatively fixed in the short term, and we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We may build inventories during periods of anticipated growth and in connection with selling workstation boards directly to major OEMs. We could be subject to excess or obsolete inventories and be required to take corresponding write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results.

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

Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of July 27, 2003, we had 1,670 employees as compared to 1,513 employees as of January 26, 2003. We expect that the number of our employees will increase over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

Failure in operation or future enhancement or implementation of our enterprise resource planning system could harm our operations.

During fiscal 2003, we initiated an examination of SAP, our current enterprise resource planning, or ERP, system to enhance our information systems in business, finance, operations and service. During fiscal 2003 and 2004, we implemented certain additional functionalities based upon the results of the ERP examination. We may implement additional functionalities during the remainder of fiscal 2004. If we are not able to implement additional functionalities to our current ERP system or there are delays or downtime as a result of the implementation, the efficiency of our business applications and business operations could be harmed. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be harmed if we encounter unforeseen problems with respect to system operations or future implementations.

Risks Related to Our Products

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

Risks Related to Our Partners

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

We sell our products to a small number of customers and our business could suffer by the loss of these customers.

We have only a limited number of customers and our sales are highly concentrated. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, motherboard manufacturers, add-in board manufacturers and stocking representatives, each of which has relationships with a broad range of system builders and leading PC OEMs. Currently, we sell a significant majority of our graphics processors directly to stocking representatives, CEMs, motherboard and add-in board manufacturers, which then sell boards with our graphics processor to leading PC OEMs, retail outlets and to a large number of system builders. As a result, our business could be harmed by the loss of business from PC OEMs, CEMs, motherboard and add-in board manufacturers. In addition, revenue from PC OEMs, CEMs, motherboard and add-in board manufacturers that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period.

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

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC and IBM to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. Our wafer requirements represent a significant portion of the total production capacity at TSMC. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may be unable to meet our near-term or long-term manufacturing requirements. We obtain manufacturing services on a purchase order basis. TSMC has no obligation to provide us with any specified minimum quantities of product. TSMC and IBM fabricate wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC, IBM and any other manufacturers used by us to ensure adequate product supply to respond to customer demand. Any difficulties like these would harm our business.

There can be no assurance that IBM will be able to produce wafers of acceptable quality and with acceptable manufacturing yield and deliver those wafers to us and our independent assembly and testing subcontractors on a timely basis.

On March 26, 2003, we announced that we have formed a multi-year strategic alliance under which IBM will manufacture our next-generation GeForce GPUs. As part of the agreement, we will gain access to IBM’s suite of foundry services and manufacturing technologies, including power-efficient copper wiring, and a roadmap that is designed to lead to 65nm (nanometer; a billionth of a meter) in the next several years, giving us valuable tools to advance our GPUs. IBM began manufacturing the next-generation GeForce graphics processor this summer at IBM’s plant in East Fishkill, New York.

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

Risks Related to Market Conditions

We are dependent on the PC market and the slowdown in its growth has and may in the future have a negative impact on our business.

During fiscal 2003 and the first half of fiscal 2004, we derived most of our revenue from the sale of products for use in the desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. The slowing of both the domestic and international economy has led to a reduction in the demand for PCs and to a reduction in inventory purchases by PC manufacturers, which adversely impacted our revenue during fiscal 2003. Any continued reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

Political instability in Taiwan and in The People’s Republic of China could harm our business.

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

The staff of the Enforcement Division of the Securities & Exchange Commission (“SEC”) informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized investigations into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the accounting firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. Throughout the process the Audit Committee cooperated with the SEC. After receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, we reached an agreement with the SEC staff in April 2003 that would resolve the SEC’s investigation of us in matters related to the restatement. The agreement is subject to final approval of the SEC. Under the terms of the agreement, NVIDIA, without admitting or denying liability or wrongdoing, would agree to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions of the federal securities laws. We would not be required to pay any fines or penalties. It may take several weeks or months for the SEC to complete its review of the agreement. Further, there can be no assurance that the agreement will be approved by the SEC. Notwithstanding the above, actions by the SEC or other governmental or regulatory agencies with respect to us or our personnel arising out of the restatement of our financial statements or other matters may take significant time, may be expensive and may divert management’s attention from other business concerns and harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights or positions that could result in substantial costs to us.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation. The 3D graphics market in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us, particularly by competitors. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of and sale of one or more products, which could reduce our revenues and harm our business. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for certain claims of infringement arising out of sale of our products.

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

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

Based on their evaluation as of July 27, 2003, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended July 27, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California (the “Northern District”) against NVIDIA and certain current and former NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. Approximately 13 similar actions were filed in the Northern District, and one additional individual action was filed in the Southern District of California, all of which were subsequently consolidated (together, the “Federal Class Actions”). In addition, three related derivative actions were filed against us, certain of our current and former executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court (collectively the “Actions”). The Actions alleged claims in connection with various alleged statements and omissions to the public and sought damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also sought disgorgement of alleged profits from insider trading by officers and directors. On March 28, 2003 the court granted NVIDIA’s motion to dismiss the Federal Class Actions with prejudice as to some claims and without prejudice as to others giving plaintiffs leave to amend. On July 28, 2003, plaintiffs filed their first amended consolidated complaint. On August 8, 2003, NVIDIA filed motions to dismiss and to strike. On August 21, 2003, at the request of the plaintiffs, the court dismissed all of the remaining claims of the first amended consolidated complaint and dismissed these claims with prejudice as to the lead plaintiffs. On September 2, 2003, the plaintiffs in the two related derivative actions filed in California Superior Court moved to have their cases dismissed in their entirety. We expect the court will order such dismissal shortly. NVIDIA had also filed a motion to dismiss the derivative action filed in Delaware. On May 5, 2003, the Delaware Court granted NVIDIA’s motion and dismissed the derivative action with prejudice.

The staff of the Enforcement Division of the Securities & Exchange Commission (“SEC”) informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized investigations into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the accounting firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. Throughout the process the Audit Committee cooperated with the SEC. After receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, we reached an agreement with the SEC staff in April 2003 that would resolve the SEC’s investigation of us in matters related to the restatement. The agreement is subject to final approval of the SEC. Under the terms of the agreement, NVIDIA, without admitting or denying liability or wrongdoing, would agree to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions of the federal securities laws. We would not be required to pay any fines or penalties. It may take several weeks or months for the SEC to complete its review of the agreement. Further, there can be no assurance that the agreement will be approved by the SEC. Notwithstanding the above, actions by the SEC or other governmental or regulatory agencies with respect to us or our personnel arising out of the restatement of our financial statements or other matters may take significant time, may be expensive and may divert management’s attention from other business concerns and harm our business.

On April 18, 2001, we completed the purchase of certain assets of 3dfx, including patents and patent applications. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx certified to our satisfaction all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead certified to our satisfaction that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. On October 15, 2002, 3dfx filed for Chapter 11 bankruptcy protection. We believe that the bankruptcy filing by 3dfx will allow a determination of the full number and scope of 3dfx’s debts and liabilities. In the event of an adverse outcome, NVIDIA may be obligated under the Asset Purchase Agreement to pay 3dfx the contingent consideration subject to offsets for NVIDIA’s claims against 3dfx arising from the Asset Purchase Agreement. On March 12, 2003, we were served with a complaint by the Trustee for 3dfx seeking, among other things, additional payment for the purchased assets and the assumption by us of 3dfx’s liabilities. In addition, Carlyle Fortran Trust and CarrAmerica, former landlords of 3dfx, have filed suits against us seeking payment of the rents due by 3dfx.

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

At the Annual Meeting of Stockholders held on July 10, 2003, the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitation.

(a)	To elect two directors, Tench Coxe and Mark A. Stevens, to hold office until the 2006 Annual Meeting of Stockholders.

Nominee	For	Withheld
Tench Coxe	128,062,627	4,297,435
Mark A. Stevens	130,110,076	2,249,986

(b)	To ratify the selection of KPMG LLP as our independent accountants for our fiscal year ending January 25, 2004.

For	129,593,964
Against	1,973,419
Abstain	792,679

ITEM 5.	OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, NVIDIA is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by KPMG LLP, our independent auditor. Non-audit services are services other than those provided by KPMG LLP in connection with an audit or a review of NVIDIA’s financial statements. During the second quarter of fiscal 2004, our Audit Committee approved recurring income tax services with KPMG LLP.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Nvidia Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)	Reports on Form 8-K

(i)	On May 8, 2003, NVIDIA filed a report of Form 8-K dated May 8, 2003 reporting under “Item 9 Regulation FD Disclosure” rather than “Item 12 Disclosure of Results of Operations and Financial Condition” its financial information for the quarter ended April 27, 2003, as permitted by SEC Release No. 33-8216.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2003.

NVIDIA CORPORATION

By:	/s/ MARVIN D. BURKETT
Marvin D. Burkett Chief Financial Officer (Principal Financial and Accounting Officer)