Form 10-Q
period 2003-10-26
NVIDIA CORP
filed 2003-11-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended October 26, 2003
OR

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

The number of shares of the registrant's common stock outstanding as of November 7, 2003 was 162,172,751 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 26,	January 26,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$231,813	$346,994
Marketable securities	380,313	681,419
Accounts receivable, net	157,839	154,501
Inventories	260,819	145,046
Prepaid expenses and other current assets	15,354	12,393
Prepaid and deferred income taxes	11,966	11,249

Total current assets	1,058,104	1,351,602
Property and equipment, net	196,230	135,152
Deposits and other assets	6,733	10,473
Prepaid and deferred income taxes	44,201	43,317
Goodwill	108,497	54,227
Intangible assets, net	45,015	22,244

	$1,458,780	$1,617,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$242,309	$141,129
Accrued liabilities	187,405	228,467
Current portion of note and capital lease obligations	5,788	5,676
Interest payable on convertible debenture	--	4,176

Total current liabilities	435,502	379,448
Deferred income tax liabilities	6,380	--
Capital lease obligations, less current portion	2,634	4,880
Long-term convertible debenture	--	300,000
Long-term liabilities	4,582	--
Stockholders’ equity:
Common stock	162	158
Additional paid-in capital	567,186	531,030
Deferred stock-based compensation	(6,047)	--
Accumulated other comprehensive income, net	389	3,760
Retained earnings	447,992	397,739

Total stockholders' equity	1,009,682	932,687

	$1,458,780	$1,617,015

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Revenue	$486,069	$430,304	$1,350,826	$1,440,494
Cost of revenue	351,938	322,106	960,153	1,025,829
Cost of revenue related to stock option exchange (1)	--	6,164	--	6,164

Gross profit	134,131	102,034	390,673	408,501
Operating expenses:
Research and development	73,052	57,779	197,982	167,500
Sales, general and administrative	42,218	38,693	122,850	112,083
In-process research and development	3,500	--	3,500	--
Stock option exchange (1)	--	55,668	--	55,668

Total operating expenses	118,770	152,140	324,332	335,251

Operating income (loss)	15,361	(50,106)	66,341	73,250
Interest income	4,626	5,941	15,958	17,117
Interest expense	(3,794)	(4,196)	(11,915)	(12,318)
Other income (expense)	2,428	(275)	3,108	(258)
Convertible debenture redemption expense	(13,068)	--	(13,068)	--

Income (loss) before income tax expense	5,553	(48,636)	60,424	77,791
Income tax expense (benefit)	(803)	--	10,171	37,928

Net income (loss)	$6,356	$(48,636)	$50,253	$39,863

Basic net income (loss) per share	$0.04	$(0.32)	$0.31	$0.26

Diluted net income (loss) per share	$0.04	$(0.32)	$0.29	$0.24

Shares used in basic per share computation	161,582	153,408	160,093	152,129
Shares used in diluted per share computation	173,149	153,408	171,453	168,308
__________

(1) The $61,832 stock option exchange expense for the three and nine months ended October 27, 2002 was related to personnel associated with manufacturing cost, research and development, and sales, general and administrative of $6,164, $35,417 and $20,251, respectively.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 26,	October 27,
	2003	2002

Cash flows from operating activities:
Net income	$50,253	$39,863
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	3,500	-
Write-off of convertible debenture issuance costs	5,485	-
Depreciation and amortization	58,410	43,065
Deferred income taxes	-	(120)
Stock-based compensation	361	(156)
Issuance of common stock in exchange for stock options	-	39,906
Bad debt expense	1,195	2,165
Tax benefit from employee stock plans	-	9,120
Changes in operating assets and liabilities:
Accounts receivable	(3,064)	(4,678)
Inventories	(111,707)	8,834
Prepaid expenses and other current assets	(3,513)	(5,308)
Deposits and other assets	(2,484)	455
Accounts payable	100,474	(43,430)
Accrued liabilities	8,698	35,763
Accrued payroll taxes related to common stock issued in exchange for stock options	-	21,926
Microsoft advance / deferred revenue	(56,981)	(6,698)

Net cash provided by operating activities	50,627	140,707

Cash flows from investing activities:
Purchases of marketable securities	(640,209)	(399,509)
Sales and maturities of marketable securities	935,697	271,751
Acquisition of businesses	(71,303)	(3,901)
Purchases of property, equipment and intellectual property	(115,248)	(53,183)
Release of restricted cash	-	7,000

Net cash provided by (used in) investing activities	108,937	(177,842)

Cash flows from financing activities:
Redemption of convertible debenture	(300,000)	-
Common stock issued under employee stock plans	29,752	24,507
Sale lease back financing	-	5,734
Principal payments on capital leases	(4,497)	(3,571)

Net cash provided by (used in) financing activities	(274,745)	26,670

Change in cash and cash equivalents	(115,181)	(10,465)
Cash and cash equivalents at beginning of period	346,994	333,000

Cash and cash equivalents at end of period	$231,813	$322,535

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,063	$14,808

Net refund of income taxes	$(528)	$(8,154)

Non cash activities:
Assets recorded under capital lease arrangements	$2,528	$-

Unrealized gains/losses from marketable securities	$5,618	$-

Deferred stock-based compensation	$6,336	$-

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 26, 2003.

Reclassifications

Certain prior year balances were reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Asset Retirement Obligations

On January 27, 2003, we adopted Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), Accounting for Asset Retirement Obligations , which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Under our current operating lease agreements for our headquarters facility, we may be obligated to return a minimal amount of property to its original condition upon lease termination based on the landlord’s discretion at that time. We believe this obligation, if any, is immaterial.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), Accounting for Stock-Based Compensation – Transition and Disclosure , amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As permitted under SFAS No. 123 , we have elected to follow Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock-based awards to employees. Compensation cost for our stock-based compensation plans as determined consistent with SFAS No. 123, would have decreased net income to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

	(In thousands, except per share data)

Net income (loss), as reported	$6,356	$(48,636)	$50,253	$39,863
Add: Stock-based employee compensation cost included in net income, net of related tax effects	231	-	231	-
Add: Stock option exchange expense included in reported net income, net of related tax effects	-	37,285	-	37,285
Deduct: Compensation expense determined under fair value based method for stock options exchanged on October 25, 2002, net of related tax effects	-	(167,714)	-	(167,714)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,075)	32,485	(56,530)	(26,490)

Pro forma net income (loss)	$(13,488)	$(146,580)	$(6,046)	$(117,056)

Basic net income (loss) per share – as reported	$0.04	$(0.32)	$0.31	$0.26
Basic net income (loss) per share – pro forma	$(0.08)	$(0.96)	$(0.04)	$(0.77)
Diluted net income (loss) per share – as reported	$0.04	$(0.32)	$0.29	$0.24
Diluted net income (loss) per share – pro forma	$(0.08)	$(0.96)	$(0.04)	$(0.77)

Note 2 – New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF No. 00-21"), Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities . FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We believe the adoption of FIN 46 will not have an impact on our results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity . SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for certain provisions for mandatorily redeemable controlling interests and non-controlling interests in consolidated limited life entities which have been deferred by the Financial Accounting Standards Board. The adoption of SFAS No. 150 did not have an impact on our results of operations or financial position.

Note 3 – Change in Accounting Estimate

We compute income taxes for interim reporting purposes using estimates of our effective annual income tax rate for the entire fiscal year. We revised our estimated effective income tax rate on operating income for fiscal year 2004 from 30% to 20% during the second quarter of fiscal 2004. The change in the rate was primarily due to federal and state tax credits and foreign tax differentials.

Note 4 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the as-if-converted method for the convertible debentures and the treasury stock method for stock options. Under the as-if-converted method and the treasury stock method, the convertible debentures and the effect of stock options outstanding, respectively, are not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented.

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator:
Numerator for basic net income (loss) per share	$6,356	$(48,636)	$50,253	$39,863

Denominator:
Denominator for basic net income (loss) per share, weighted average shares outstanding	161,582	153,408	160,093	152,129
Effect of dilutive securities:
Stock options	11,567	-	11,360	16,179

Denominator for diluted net income (loss) per share	173,149	153,408	171,453	168,308

Net income (loss) per share:
Basic net income (loss) per share	$0.04	$(0.32)	$0.31	$0.26
Diluted net income (loss) per share	$0.04	$(0.32)	$0.29	$0.24

Diluted net income (loss) per share does not include the effect of the following anti-dilutive securities:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

	(In thousands)

Stock options	8,114	35,381	12,084	3,491
Convertible debentures (common equivalent shares)	-	6,472	-	6,472

	8,114	41,853	12,084	9,963

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $29.22 and $25.38 for the three and nine months ended October 26, 2003, respectively. All stock options outstanding were excluded from the computation of diluted net loss per share for the three months ended October 27, 2002. The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $36.64 for the nine months ended October 27, 2002. The convertible debentures were convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for the three and nine months ended October 27, 2002. The convertible debentures were no longer outstanding as of October 26, 2003 due to the redemption on October 24, 2003.

Note 5 – Guarantees

Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities.

We record a reduction to revenue for estimated product returns at the time revenue is recognized based on historical return rates. The reductions to revenue for estimated product returns for the three and nine months ending October 26, 2003 and October 27, 2002 are as follows:

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

	(In thousands)
Three months ended October 26, 2003
Allowance for sales returns	$11,359	$6,282	$(9,278)	$8,363

Three months ended October 27, 2002
Allowance for sales returns	$16,602	$6,312	$(7,730)	$15,184

Nine months ended October 26, 2003
Allowance for sales returns	$13,228	$17,708	$(22,573)	$8,363

Nine months ended October 27, 2002
Allowance for sales returns	$15,586	$21,800	$(22,202)	$15,184

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

Note 6 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include cumulative translation adjustments and unrealized gains or losses on available-for-sale securities. The components of comprehensive income, net of tax, were as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

	(In thousands)

Net income (loss)	$6,356	$(48,636)	$50,253	$39,863
Change in cumulative translation adjustments	--	509	--	207
Reclassification adjustments for net realized gain on available-for-sale securities, net of tax	(1,915)	--	(2,527)	--
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(2,600)	(362)	(3,371)	2,011

Total comprehensive income (loss)	$1,841	$(48,489)	$44,355	$42,081

Note 7 – Asset Purchases

During fiscal year 2002, we completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc. ("3dfx") and other asset purchases, for an aggregate purchase price of approximately $79.1 million. These purchases have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other purchases is immaterial to our condensed consolidated financial statements.

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

The 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.2 million were allocated based on fair values presented below. Upon the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), approximately $3.0 million of intangible assets previously allocated to workforce in place were reclassified into goodwill in fiscal 2003. In addition, amortization of goodwill ceased in accordance with SFAS No. 142.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Fair Market Value	Straight-Line Amortization Period

	(In thousands)	(Years)

Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	60,418	--

Total	$74,161

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of additional consideration, if any, paid to 3dfx upon the final satisfaction of their liabilities.

Note 8 – Acquisition of MediaQ, Inc.

On August 19, 2003, we completed the acquisition of MediaQ, Inc., a leading provider of graphics and multimedia technology for wireless mobile devices. The aggregate purchase price consisted of cash consideration of approximately $71.3 million, including $1.3 million of direct acquisition costs. The purchase price allocation has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. Following is a summary of estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

	Fair Market Value	Straight-Line Depreciation/Amortization Period

	(In thousands)

Accounts receivable	$1,469	--
Inventories	4,066	--
Other assets	612	--
Property and equipment	1,460	9 months – 3 years
Deferred income tax assets	1,601	--
In-process research and development	3,500	--
Goodwill	53,358	--
Intangible assets:
Existing technology	13,100	1 – 3 years
Customer relationships	2,100	18 months
Backlog	600	3 months
Non-compete agreement	150	18 months

Total assets acquired	$82,016

Current liabilities	$(2,116)	--
Liabilities recognized in connection with the business combination	(2,217)	--
Deferred income tax liabilities	(6,380)	--

Total liabilities assumed	$(10,713)

Net assets acquired	$71,303

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The amount of the purchase price allocated to purchased in-process research and development ("IPR&D") represents the value assigned to research and development projects of MediaQ that had commenced but had not yet reached technological feasibility and have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs , as clarified by FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

Note 9 – Goodwill

The carrying amount of goodwill is as follows:

	October 26, 2003	January 26, 2003

	(In thousands)

3dfx	$50,326	$50,326
MediaQ	53,358	-
Other acquisitions	4,813	3,901

Total goodwill	$108,497	$54,227

Note 10 – Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 3 months to 5 years. The components of our amortizable intangible assets are as follows:

	October 26, 2003			January 26, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In thousands)

Technology licenses	$15,111	$(6,344)	$8,767	$7,028	$(3,972)	$3,056
Patents	19,319	(7,467)	11,852	10,319	(4,478)	5,841
Acquired intellectual property	27,067	(8,363)	18,704	11,117	(5,236)	5,881
Trademarks	11,310	(5,748)	5,562	11,310	(4,021)	7,289
Other	250	(120)	130	250	(73)	177

Total intangible assets	$73,057	$(28,042)	$45,015	$40,024	$(17,780)	$22,244

Amortization expense associated with intangible assets for the three and nine months ended October 26, 2003 was $4.8 million and $11.1 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 27, 2002 was $2.4 million and $7.2 million, respectively. Amortization expense for the net carrying amount of intangible assets at October 26, 2003 is estimated to be $5.2 million for the remainder of fiscal 2004, $18.4 million in fiscal 2005, $13.4 million in fiscal 2006, $6.4 million in fiscal 2007, $1.5 million in fiscal 2008 and $0.1 million thereafter.

Note 11 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as "available-for-sale" under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable debt securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three and nine months ended October 26, 2003 were $2.5 million and $3.0 million, respectively. Net realized gains for the three and nine months ended October 27, 2002 were $94,000 and $351,000, respectively.

Note 12 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 26,	January 26,
Inventories:	2003	2003

	(In thousands)

Raw materials	$32,481	$17,510
Work in-process	73,170	13,179
Finished goods	155,168	114,357

Total inventories	$260,819	$145,046

At October 26, 2003, we had outstanding inventory purchase obligations totaling $160.2 million.

	October 26,	January 26,
Accrued Liabilities:	2003	2003

	(In thousands)

Accrued customer programs	$50,978	$50,018
Customer advances	1,415	58,396
Taxes payable	91,815	82,952
Accrued payroll and related expenses	25,966	20,575
Other	17,231	16,526

Total accrued liabilities	$187,405	$228,467

Note 13 – Convertible Subordinated Debenture Redemption

In October 2000, we sold $300.0 million of convertible subordinated debentures (the "Notes") due October 15, 2007 in a public offering. Proceeds from the offering were approximately $290.8 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering were amortized to interest expense on a straight-line basis over the term of the Notes. Interest on the Notes accrued at the rate of 4¾% per annum and was payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. The Notes were redeemable at our option on or after October 20, 2003 and were also convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

On October 24, 2003, we fully redeemed the Notes. The aggregate principal amount of the Notes outstanding was $300.0 million, which included $18.6 million of Notes that we had purchased in the open market during the three months ended October 26, 2003. The redemption price was equal to approximately 102.7% of the outstanding principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with the redemption of the Notes, we recorded a one-time charge of approximately $13.1 million, which included a $7.6 million redemption premium and $5.5 million of unamortized issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Note 14 - Segment Information

We operate in a single industry segment: the design, development and marketing of 3D graphics and media communication processors and related software for personal computers, or PCs, workstations, digital entertainment platforms and handheld devices. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers’, or CEMs’, and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in a different location. The following table summarizes information pertaining to our operations in different geographic areas:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Revenue:	(In thousands)

United States and other Americas	$158,466	$115,418	$369,276	$467,925
Asia Pacific	301,851	281,984	904,684	916,838
Europe	25,752	32,902	76,866	55,731

Total revenue	$486,069	$430,304	$1,350,826	$1,440,494

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Revenue:

Customer A	10%	16%	12%	15%
Customer B	25%	20%	18%	24%
Customer C	17%	16%	19%	17%
Customer D	10%	9%	11%	8%

	As of	As of
	October 26,	January 26,
	2003	2003

Accounts Receivable:

Customer A	10%	12%
Customer B	1%	--
Customer C	17%	18%
Customer D	14%	17%

Note 15 – Litigation

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California (the "Northern District") against NVIDIA and certain current and former NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. Approximately 13 similar actions were filed in the Northern District, and one additional individual action was filed in the Southern District of California, all of which were subsequently consolidated (together, the "Federal Class Actions"). In addition, three related derivative actions were filed against

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

us, certain of our current and former executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court (collectively the "Actions"). The Actions alleged claims in connection with various alleged statements and omissions to the public and sought damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also sought disgorgement of alleged profits from insider trading by officers and directors. On March 28, 2003 the court granted NVIDIA’s motion to dismiss the Federal Class Actions with prejudice as to some claims and without prejudice as to others giving plaintiffs leave to amend. On July 28, 2003, plaintiffs filed their first amended consolidated complaint. On August 8, 2003, NVIDIA filed motions to dismiss and to strike. On August 21, 2003, at the request of the plaintiffs, the court dismissed all of the remaining claims of the first amended consolidated complaint and dismissed these claims with prejudice as to the lead plaintiffs. On September 3, 2003, at the request of the plaintiffs in the two related derivative actions filed in California Superior Court, the court dismissed the derivative cases in their entirety. NVIDIA had previously filed a motion to dismiss the derivative action filed in Delaware and on May 5, 2003, the Delaware Court granted NVIDIA’s motion and dismissed the Delaware derivative action with prejudice.

The staff of the Enforcement Division of the Securities & Exchange Commission ("SEC") informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized investigations into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the accounting firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. Throughout the process the Audit Committee cooperated with the SEC. After receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, we reached an agreement with the SEC staff in April 2003 that would resolve the SEC’s investigation of us in matters related to the restatement. That agreement was finalized, agreed to and announced by the SEC on September 11, 2003, thereby concluding the SEC’s investigation. Under the terms of the agreement, NVIDIA, without admitting or denying liability or wrongdoing, agreed to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions. There is no requirement to pay any fines or penalties.

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

Overview

We are one of the world’s largest "fabless" semiconductor companies, supplying graphics and media communications processors and related software that are integral to personal computers, or PCs, professional workstations, digital entertainment platforms and handheld devices. We provide an architecturally compatible "top-to-bottom" family of award-winning graphics processing units, or GPUs, which set the standard for performance, quality, compatibility and features for a broad range of personal computing platforms. Our graphics and communications processors are used for a wide variety of applications, including games, digital content creation, personal digital image editing, business productivity and product and industrial design. Our mission is to be the most important visual computing company in the world. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

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

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. Our policy on sales to distributors and stocking representatives is to defer recognition of revenue and related cost of revenue until the distributors and representatives resell the product. We record estimated reductions to revenue for customer programs at the time revenue is recognized. If market conditions decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We also record a reduction to revenue and accounts receivable by establishing a sales return allowance for estimated product returns at the time revenue is recognized, based primarily on historical return rates. However, if product returns for a particular fiscal period exceed historical return rates we may determine that additional sales return allowances are required to properly reflect our estimated exposure for product returns.

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

Income Taxes

Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes , establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction.

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

	Three Months Ended		Nine Months Ended

	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.4	74.9	71.1	71.2
Cost of revenue related to stock option exchange	0.0	1.4	0.0	0.4

Gross profit	27.6	23.7	28.9	28.4
Operating expenses:
Research and development	15.0	13.4	14.7	11.6
Sales, general and administrative	8.7	9.0	9.1	7.8
Stock option exchange	0.0	12.9	0.0	3.9
In-process research and development	0.7	0.0	0.2	0.0

Total operating expenses	24.4	35.3	24.0	23.3

Operating income (loss)	3.2	(11.6)	4.9	5.1
Interest and other income, net	0.6	0.3	0.5	0.3
Convertible debenture redemption expense	(2.7)	0.0	(1.0)	0.0

Income (loss) before income tax expense	1.1	(11.3)	4.4	5.4
Income tax expense (benefit)	(0.2)	0.0	0.7	2.6

Net income (loss)	1.3%	(11.3)%	3.7%	2.8%

Three Months and Nine Months Ended October 26, 2003 and October 27, 2002

Revenue

Revenue consists of amounts recognized from the sale of graphics and media communication processors and related software for PCs, workstations and digital entertainment platforms. Revenue increased by 13% to $486.1 million for the three months ended October 26, 2003 when compared to $430.3 million for the three months ended October 27, 2002. The increase was primarily the result of increased sales of our platform processor products and our two-processor chipset used in the Xbox game console, offset by decreased sales of our desktop products. Revenue decreased by 6% to $1.35 billion for the nine months ended October 26, 2003 when compared to $1.44 billion for the nine months ended October 27, 2002. The decrease was primarily the result of lower sales of our desktop graphics processors driven by a slow PC market, an increase in competitive product offerings, and the decrease in sales of the two-processor chipset used in the Xbox game console. Offsetting these decreases were increases in sales of our platform processor, workstation and mobile product lines.

Revenue from sales to customers outside of the United States and other Americas accounted for 67% of total revenue for the third quarter of fiscal 2004 and 73% for the first nine months of fiscal 2004. Revenue from sales to customers outside of the United States and other Americas accounted for 73% of total revenue for the third quarter of fiscal 2003 and 68% for the first nine months of fiscal 2003. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 increased primarily attributable to decreased sales of the graphics and media communication processors used in the Microsoft Xbox product billed to Microsoft in the United States.

Sales to Microsoft accounted for approximately 25% of revenues for the third quarter of fiscal 2004 and 18% of revenues for the first nine months of fiscal 2004. Our other three largest customers accounted for approximately 37% of revenues for the third quarter of fiscal 2004 and 42% of revenues for the first nine months of fiscal 2004. In fiscal 2003, sales to Microsoft accounted for approximately 20% of revenues for the third quarter of fiscal 2003 and 24% of revenues for the first nine months of fiscal 2003. Our other two largest customers accounted for approximately 32% of revenues for the third quarter of fiscal 2003 and 32% of revenues for the first nine months of fiscal 2003.

Although we achieved growth in product revenue for the third quarter of fiscal 2004 from the same period a year ago, we do not expect to sustain this rate of growth in future periods. In addition, we expect that the average selling prices of our products will decline over the lives of the products. The declines in average selling prices of 3D graphics processors in general may accelerate as the market continues to develop and competition increases.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors (including wafer fabrication, assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Gross margin is the ratio of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of graphics processors sold. Our gross margins were 27.6% and 23.7% in the third quarter of fiscal 2004 and 2003, respectively. Our gross margins were 28.9% and 28.4% in the first nine months of fiscal 2004 and 2003, respectively. Gross margins for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 increased primarily due to the stock option exchange expense of $6.2 million that was charged to cost of revenue related to manufacturing personnel during the third quarter of fiscal 2003. Gross margins for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 increased primarily due to an inventory write-down of approximately $21.0 million during the second quarter of fiscal 2003 and the stock option exchange expense of $6.2 million that was charged to cost of revenue related to manufacturing personnel during the third quarter of fiscal 2003.

In the future, we could be subject to excess or obsolete inventories and be required to take inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product development, consultant costs and other expenses such as facilities and equipment costs. Research and development expenses increased by $15.3 million, or 26%, from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 primarily due to a $9.6 million increase related to additional personnel, including approximately 60 employees that we obtained as a result of our acquisition of MediaQ, a $6.6 million increase associated with lab equipment, software licenses, maintenance fees and increased depreciation and amortization charges, and a $1.1 million increase in facility expenses, offset by a $2.0 million decrease related to new product development costs and other expenses during the period. Research and development expenses increased by $30.5 million, or 18%, from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 primarily due to a $23.4 million increase related to additional personnel, a $14.0 million increase associated with lab equipment, software licenses, maintenance fees and increased depreciation and amortization charges, and a $1.5 million increase in facility expenses, offset by a $8.4 million decrease related to new product development costs and other expenses during the period.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, marketing development expenses, travel and entertainment expenses, legal and accounting expenses and other expenses such as facilities and equipment costs. Sales, general and administrative expenses increased $3.5 million, or 9%, from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 primarily due to a $3.3 million increase related to additional personnel, a $2.9 million increase in marketing development and travel and entertainment expenses and a $1.1 million increase in computer software and equipment related to the enhancement of our computer systems and the depreciation and amortization of new equipment. These increases were offset by a $3.8 million decrease in legal expenses related to resolution of the Microsoft arbitration and shareholder lawsuits and general administrative activities that occurred during the third quarter of fiscal 2003. Sales, general and administrative expenses increased $10.8 million, or 10%, from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 primarily due to a $9.5 million increase related to additional personnel, a $3.5 million increase in computer software and equipment related to the enhancement of our computer systems and the depreciation and amortization of new equipment and a $4.8 million increase in tradeshow, marketing development and general administrative activities. These increases were offset by a $7.0 million decrease in legal fees related to higher legal fees incurred during the first nine months of fiscal 2003 for various issues that have since been resolved, including the SEC inquiry, Microsoft arbitration and shareholder lawsuits.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales and protect our business interests.

In-process research and development. In connection with our acquisition of MediaQ in August 2003, we wrote-off $3.5 million of in-process research and development expense ("IPR&D") that had not yet reached technological feasibility and has no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs , as clarified by FIN 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of SFAS No. 2 , amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price.

Stock Option Exchange

On September 26, 2002, we commenced an offer (the "Offer") to our employees to exchange outstanding stock options with exercise prices equal to or greater than $27.00 per share ("Eligible Options"). Stock options to purchase an aggregate of approximately 20,615,000 shares were eligible for tender at the commencement of the Offer, representing approximately 39% of our outstanding stock options as of the commencement date. Only employees of NVIDIA or one of our subsidiaries as of September 26, 2002 who continued to be employees through the Offer termination date of October 24, 2002 were eligible to participate in the Offer. Employees who were on medical, maternity, worker’s compensation, military or other statutorily protected leave of absence, or a personal leave of absence, were also eligible to participate in the Offer. Employees who were terminated on or before the Offer termination date of October 24, 2002, were not eligible to participate in the Offer. In addition, our Chief Executive Officer and Chief Financial Officer and members of our Board of Directors were not eligible to participate in this Offer.

Eligible employees who participated in the Offer received, in exchange for the cancellation of Eligible Options, a fixed amount of consideration, represented by fully vested, non-forfeitable common stock and applicable withholding taxes, equal to the number of shares underlying such Eligible Options, multiplied by $3.20, less the amount of applicable tax withholdings, divided by $10.46, the closing price of our common stock as reported on the Nasdaq National Market on October 24, 2002. We concluded that the consideration paid for the Eligible Options represented "substantial consideration" as required by Issue 39(f) of EITF Issue No. 00-23 "Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44," as the $3.20 per Eligible Option was at least the fair value for each Eligible Option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the Eligible Options using the Black-Scholes option-pricing model, we used the following assumptions: (i) the expected remaining life was deemed to be the remaining term of the options, which was approximately 7.8 years; (ii) a volatility of 50.0% during the expected life; (iii) a risk-free interest rate of 3.71%; and (iv) no dividends. The amount of $3.20 per Eligible Option was established at the commencement of the offer period and remained unchanged throughout the offer period.

Variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the Offer that were not surrendered for cancellation, because: (i) the shares of our common stock offered as consideration for the surrendered options were fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepted the Offer was based on the number of surrendered Eligible Options multiplied by $3.20, divided by the fair value of the stock at the date of exchange. We further concluded that the "look back" and "look forward" provisions of FASB Interpretation No. 44, paragraph 45 did apply to the stock options surrendered for cancellation. Based on the terms of the Offer, variable accounting is not required for any of our outstanding stock options existing at the time of the Offer. We do not intend to grant stock options to any participants in the Offer for at least six months following October 24, 2002. If any stock options were granted to participants in the Offer within the six months following October 24, 2002, those stock options would have received variable accounting.

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

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased from $5.9 million to $4.6 million from the third quarter of fiscal 2003 to the third quarter of 2004. Interest income decreased from $17.1 million to $16.0 million from the first nine months of fiscal 2003 to the first nine months of fiscal 2004. These decreases were primarily due to the decline in market interest rates and lower average cash balances.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and interest on our convertible debenture. Interest expense decreased from $4.2 million to $3.8 million from the third quarter of fiscal 2003 to the third quarter of 2004. Interest and other expense decreased from $12.3 million to $11.9 million from the third quarter of fiscal 2003 to the third quarter of 2004. These decreases were primarily due to the redemption of our convertible subordinated debentures during the third quarter of fiscal 2003.

Other Income and Other Expense

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and any gains or losses related to the disposal of fixed assets . Other income increased by $2.7 million primarily due to $2.5 million of realized gains on the sale of marketable securities during the quarter. The $2.5 million of realized gains on the sale of marketable securities represented the realization of gains that had previously been recorded as unrealized gains within the "accumulated other comprehensive income, net" caption in the "stockholders’ equity" section of our condensed consolidated balance sheet. These gains were realized as a result of our liquidation of a significant portion of our marketable securities portfolio in order to obtain the cash required to redeem our convertible subordinated debentures in October 2003. See "Convertible Debenture Redemption Expense" discussion below. Other income increased by $3.4 million from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 primarily due to $2.5 million of realized gains on the sale of marketable securities during the third quarter of fiscal 2004.

Convertible Debenture Redemption Expense

On October 24, 2003, we fully redeemed our $300.0 million of 4¾% convertible subordinated debentures due 2007 (the "Notes"). The aggregate principal amount of the Notes outstanding was $300.0 million, which included $18.6 million of Notes that we had purchased in the open market during the three months ended October 26, 2003. The redemption price was equal to approximately 102.7% of the outstanding principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with the redemption of the Notes, we recorded a one-time charge of approximately $13.1 million, which included a $7.6 million redemption premium and $5.5 million of unamortized issuance costs.

Income Taxes

We recognized income tax benefit of $0.8 million for the third quarter of fiscal 2004. We did not record any income tax expense or benefit for the third quarter of fiscal 2003 as our loss before income tax expense of $48.6 million was primarily attributable to a stock compensation charge for which no tax benefit was available. We recognized income tax expense of $10.2 million and $37.9 million for the first nine months of fiscal 2004 and 2003, respectively. The effective tax rate for the three and nine months ending October 26, 2003 was composed of three separate rates. The $13.1 million convertible debenture redemption expense was tax affected as a benefit at a 40% rate. The $3.5 million write-off of IPR&D was not tax affected and the operating income was taxed at our anticipated 20% rate for fiscal 2004. The effective income tax rate for the three and nine months ended October 26, 2003 was (14.5%) and 16.8%, respectively. The effective income tax rate for the nine months ended October 27, 2002 was 48.8%. Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding the change in our estimated effective annual income tax rate on operating income during fiscal 2004.

Liquidity and Capital Resources

As of October 26, 2003, we had $612.1 million in cash, cash equivalents and marketable securities, a decrease of $416.3 million from the end of fiscal 2003. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $52.8 million and $140.7 million during the first nine months of fiscal 2004 and 2003, respectively. The decrease in cash flows from operating activities in the first nine months of fiscal 2004 when compared to fiscal 2003 was primarily due to the increase in inventory and the draw-down of the Microsoft advance, offset by the increase in accounts payable.

Cash used in investing activities has consisted primarily of investments in marketable securities, the purchase of certain assets from various businesses and purchases of property and equipment, which include leasehold improvements for our facilities. Investing activities provided cash of $106.7 million and used cash of $177.8 million during the first nine months of fiscal 2004 and 2003, respectively. Net cash provided by investing activities in the first nine months of fiscal 2004 was primarily due to $295.5 million of net sales and maturities of marketable securities as we liquidated a significant portion of our marketable securities portfolio in order to obtain the cash required to redeem our $300.0 million of convertible subordinated debentures in October 2003. This increase in cash from sales and maturities of marketable securities was offset by $115.2 million in capital expenditures primarily attributable to purchases of new research and development emulation equipment, technology licenses and software and $71.3 million for the acquisition of MediaQ, Inc. We expect to spend approximately $10 million to $15 million for capital expenditures during the remainder of fiscal 2004, primarily for software licenses, emulation equipment, computer and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities used cash of $274.7 million during the first nine months of fiscal 2004 compared to cash provided of $26.7 million in fiscal 2003. The increase in cash used in the first nine months of fiscal 2004 when compared to fiscal 2003 was primarily due to the $300.0 million convertible debenture redemption, which included $18.6 million of Notes that we had purchased during the three months ended October 26, 2003.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

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

Contractual Cash Obligations

As of October 26, 2003, our outstanding inventory purchase obligations have decreased to $160.2 million from $210.3 million as of January 26, 2003. There were no other material changes in our contractual cash obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 26, 2003. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended January 26, 2003.

For additional factors see "Business Risks – Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline."

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements under the subheading "New Accounting Pronouncements," which information is hereby incorporated by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government and its agencies. These investments are denominated in U.S. dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities . All of the cash equivalents and marketable securities are treated as "available-for-sale" under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because our debt securities are classified as "available-for-sale", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

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

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15-micron process technology for the GeForce4, Quadro4, GeForce3, Quadro DCC, Xbox and nForce families of graphics processors, and we believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. The majority of our newest GPUs, the GeForce FX and the GeForce FX Go products are manufactured in 0.13-micron process technology. We have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may continue to have difficulty migrating to new manufacturing process technologies successfully or on a timely basis.

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

During fiscal 2003, we initiated an examination of SAP, our current enterprise resource planning, or ERP, system to enhance our information systems in business, finance, operations and service. During fiscal 2003 and 2004, we implemented certain additional functionalities based upon the results of the ERP examination. We may implement additional functionalities in the future. If we are not able to implement additional functionalities to our current ERP system or there are delays or downtime as a result of the implementation, the efficiency of our business applications and business operations could be harmed. We are heavily dependent upon the proper functioning of our internal systems to conduct our business. System failure or malfunctioning may result in disruptions of operations and inability to process transactions. Our results of operations and financial position could be harmed if we encounter unforeseen problems with respect to system operations or future implementations.

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

Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As of October 26, 2003, we had 1,796 employees as compared to 1,513 employees as of January 26, 2003. We expect that the number of our employees will increase over the next 12 months. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, as well as our ability to maintain effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. Our systems, procedures or controls may not be adequate to support our operations and our management may be unable to achieve the rapid execution necessary to successfully implement our strategy.

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

  •  the ability of International Business Machines, or IBM, Taiwan Semiconductor Manufacturing Company, or TSMC, United Microelectronics Corporation, or  UMC,  and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

  •  the quality of any new products;

  •  differentiation of new products from those of our competitors;

  •  market acceptance of our products and our customers' products; and

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

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results. We may have to record additional reserves or write-offs in the future, which could harm our business.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC, IBM and UMC to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. Our wafer requirements represent a significant portion of the total production capacity at TSMC. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may be unable to meet our near-term or long-term manufacturing requirements. We obtain manufacturing services on a purchase order basis. TSMC has no obligation to provide us with any specified minimum quantities of product. TSMC, IBM and UMC fabricate wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users or reduce or eliminate deliveries to us on short notice. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC, IBM, UMC and any other manufacturers used by us to ensure adequate product supply to respond to customer demand. Any difficulties like these would harm our business.

There can be no assurance that IBM will be able to produce wafers of acceptable quality and with acceptable manufacturing yield and deliver those wafers to us and our independent assembly and testing subcontractors on a timely basis. .

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

Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from the sale of Xbox processors to Microsoft is uncertain.

On August 14, 2003, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from the sale of Xbox processors to Microsoft is uncertain, but it is not anticipated to have any significant impact for at least the next several quarters. Revenue from the sale of Xbox processors to Microsoft during fiscal 2002, fiscal 2003 and the first nine months of fiscal 2004 accounted for 9%, 23% and 18%, respectively, of our total revenue.

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

•    suppliers of mobile graphics processors that incorporate 3D graphics functionality as part of their existing solutions, such as ATI Technologies Inc., XGI Technology, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA Technologies, Inc.;

•    suppliers of media processors for handheld devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI Technologies Inc. and Seiko-Epson; and

•    companies that have traditionally focused on the professional market and provide high end 3D solutions for PCs and workstations, including 3Dlabs (a Creative Technology company) and ATI Technologies Inc.

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

•    We also are subject to general political risks in connection with our international trade relationships. In addition, the laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This makes the possibility of piracy of our technology and products more likely.

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

During fiscal 2003 and the first nine months of fiscal 2004, we derived most of our revenue from the sale of products for use in the desktop PC market, from professional workstations to low-cost PCs. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC market in the next several years. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition. These factors result in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed. The slowing of both the domestic and international economy has led to a reduction in the demand for PCs and to a reduction in inventory purchases by PC manufacturers, which adversely impacted our revenue during fiscal 2003. Any continued reduction in the demand for PCs generally, or for a particular product that incorporates our 3D graphic processors, could harm our business.

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

Because of our reliance on TSMC and UMC, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People’s Republic of China and Taiwan, or if relations between the U.S. and The People’s Republic of China are strained due to foreign relations events. Furthermore, any substantial disruption in our suppliers’ operations, either as a result of a natural disaster, political unrest, economic instability, acts of terrorism or war, equipment failure or other cause, could harm our business.

Our stock price may continue to experience significant short-term fluctuations.

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the U.S. economy, acts of terror against the U.S., war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been initiated against the issuing company. Since February 2002, multiple securities class action lawsuits and several derivative suits have been filed against us. See Part II, Item 1 "Legal Proceedings" of this Form 10-Q for a description of this litigation.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

For additional information regarding risks associated with the market value of portfolio investments and interest rates, see Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk."

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

Future actions by the IRS or SEC or other governmental or regulatory agencies could harm our business.

The Internal Revenue Service (IRS) is currently examining our income tax returns for our fiscal years ending January 28, 2001 and January 27, 2002. The IRS routinely examines a company’s tax filings. The anticipated IRS results are included in our fiscal 2003 financial statements and did not have a material impact on them. The outcome of tax audits are always uncertain. If the outcome differs from the amount of taxes recorded in our financial statements, it could adversely affect our financial results.

Future actions by the IRS or SEC or other governmental or regulatory agencies with respect to us or our personnel may take significant time, may be expensive and may divert management’s attention for other business concerns and harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Based on their evaluation as of October 26, 2003, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-Q.

During the quarter ended October 26, 2003, we implemented enhancements to our enterprise resource planning system that changed our information systems in business, finance and operations. We believe that these enhancements were sufficiently effective to ensure reasonable internal controls over financial reporting. There were no other changes in our internal controls over financial reporting during the quarter ended October 26, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 19, 2002 an NVIDIA stockholder, Dominic Castaldo, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Northern District of California (the "Northern District") against NVIDIA and certain current and former NVIDIA officers, alleging violations of the federal securities laws arising out of our announcement on February 14, 2002 of an internal investigation of certain accounting matters. Approximately 13 similar actions were filed in the Northern District, and one additional individual action was filed in the Southern District of California, all of which were subsequently consolidated (together, the "Federal Class Actions"). In addition, three related derivative actions were filed against us, certain of our current and former executive officers, directors and our independent auditors, KPMG LLP, in California Superior Court and in Delaware Chancery Court (collectively the "Actions"). The Actions alleged claims in connection with various alleged statements and omissions to the public and sought damages together with interest and reimbursement of costs and expenses of the litigation. The derivative actions also sought disgorgement of alleged profits from insider trading by officers and directors. On March 28, 2003 the court granted NVIDIA’s motion to dismiss the Federal Class Actions with prejudice as to some claims and without prejudice as to others giving plaintiffs leave to amend. On July 28, 2003, plaintiffs filed their first amended consolidated complaint. On August 8, 2003, NVIDIA filed motions to dismiss and to strike. On August 21, 2003, at the request of the plaintiffs, the court dismissed all of the remaining claims of the first amended consolidated complaint and dismissed these claims with prejudice as to the lead plaintiffs. On September 3, 2003, at the request of the plaintiffs in the two related derivative actions filed in California Superior Court, the court dismissed the derivative cases in their entirety. NVIDIA had previously filed a motion to dismiss the derivative action filed in Delaware and on May 5, 2003, the Delaware Court granted NVIDIA’s motion and dismissed the Delaware derivative action with prejudice.

The staff of the Enforcement Division of the Securities & Exchange Commission ("SEC") informed us in January 2002 that it had concerns relating to certain accounting matters and that the SEC along with the U.S. Attorney’s Office for the Northern District of California had authorized investigations into such matters. In accordance with the suggestion and advice of the SEC staff, we launched a review of these matters. On April 29, 2002, we announced that the Audit Committee of our Board of Directors had, with assistance from the law firm of Cooley Godward LLP and forensic auditors from the accounting firm of KPMG LLP, concluded its review and determined that it was appropriate to restate our financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. Throughout the process the Audit Committee cooperated with the SEC. After receiving a Wells notice indicating the SEC staff intended to recommend to the SEC that an enforcement action be initiated, we reached an agreement with the SEC staff in April 2003 that would resolve the SEC’s investigation of us in matters related to the restatement. That agreement was finalized, agreed to and announced by the SEC on September 11, 2003, thereby concluding the SEC’s investigation. Under the terms of the agreement, NVIDIA, without admitting or denying liability or wrongdoing, agreed to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions. There is no requirement to pay any fines or penalties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, NVIDIA is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by KPMG LLP, our independent auditor. Non-audit services are services other than those provided by KPMG LLP in connection with an audit or a review of NVIDIA’s financial statements. During the third quarter of fiscal 2004, our Audit Committee did not approve any new or recurring non-audit engagements.

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

*The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Nvidia Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)    Reports on Form 8-K

(i)	On August 5, 2003, NVIDIA filed a report on Form 8-K, dated August 4, 2003, furnishing under "Item 9 Regulation FD Disclosure" it had signed a definitive agreement to acquire MediaQ, Inc.
(ii)
On August 7, 2003, NVIDIA filed a report on Form 8-K, dated August 7, 2003, furnishing under "Item 12. Disclosure of Results of Operations and Financial Condition" its financial information for the three and six months ended July 27, 2003, as permitted by SEC Release No. 33-8216.

(iii)	On August 22, 2003, NVIDIA filed a report on Form 8-K, dated August 19, 2003, furnishing under "Item 9. Regulation FD Disclosure" it had completed the acquisition of MediaQ, Inc.
(iv)
On September 12, 2003, NVIDIA filed a report on Form 8-K, dated September 11, 2003, furnishing under "Item 9. Regulation FD Disclosure" that the Securities and Exchange Commission had concluded its investigation of NVIDIA.

(v)
On September 17, 2003, NVIDIA filed a report on Form 8-K, dated September 17, 2003, furnishing under "Item 5. Other Events and Required FD Disclosure" that its Board of Directors had approved the redemption, on October 24, 2003, of its 4 ¾% Convertible Subordinated Notes due 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2003.

NVIDIA Corporation

By:	/s/ MARVIN D. BURKETT

Marvin D. Burkett Chief Financial Officer (Principal Financial and Accounting Officer)

