Form 10-K
period 2004-01-25
NVIDIA CORP
filed 2004-03-29
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended January 25, 2004
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
Common stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Rule 12b-2) Yes☒    No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 25, 2003 was approximately $2,476,223,470. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of July 25, 2003. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 5, 2004 was 165,452,881.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference portions of its Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed by May 24, 2004.

NVIDIA CORPORATION

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: statements related to industry trends and future growth in the markets for digital media processors; our product development efforts; the timing of our introduction of new products; industry and consumer acceptance of our products; and future profitability. Discussions containing these forward-looking statements may be found in "Business" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The "Business Risks" section, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1. BUSINESS

Overview

NVIDIA Corporation is a market leader in digital media processor technology, dedicated to creating products that enhance the interactive experience on consumer and professional computing platforms. We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, ultra-low power media processors, or UMPs, and related software that are integral to a wide variety of visual computing platforms, including enterprise personal computers, or PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our mission is to be the most important visual computing company in the world.

Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA digital media processors as a core component of their entertainment and business solutions. Our award-winning GPUs deliver superior performance and crisp visual quality for PC-based applications such as manufacturing, science, e-business, entertainment and education. Our MCPs perform highly demanding multimedia processing for broadband connectivity, communications and breakthrough audio capabilities. Our UMPs deliver a great visual experience by accelerating graphics and video applications while implementing design techniques that result in high performance and ultra-low power consumption.

Industry Environment and Our Business

Programmable DirectX 9 GPUs

The combination of the programmable GPU with Microsoft Corporation’s, or Microsoft’s, DirectX 9 high-level shading language are known as DirectX 9 GPUs. The flexibility and power of DirectX 9 GPUs can enhance high-definition digital video, image processing and editing for digital photographs, as well as bring a "cinematic look" to computer graphics. Technology and market leadership in this generation of GPUs is a key element of our corporate strategy. In fiscal 2004, we offered a top-to-bottom family of DirectX 9 GPUs for desktop and notebook PCs. As consumer awareness and demand grew throughout the year, DirectX 9 GPUs gained market share. We are the segment share leader for desktop standalone DirectX 9 GPUs according to Mercury Research, reflecting the success of our strategy and the depth and strength of our GeForce FX family of programmable GPU products.

Media Center PCs

Media Center PCs, the latest of which are currently powered by Microsoft Windows XP Media Center Edition 2004, are complete Windows XP PCs enhanced for home entertainment. These computers represent the latest stage in the evolution of home PCs into digital media hubs that bring together entertainment choices and allow access via a remote control. Media Center PCs represent one of the most exciting growth opportunities in the PC and consumer electronics market. Driven by the proliferation of digital content, home networking, and digital displays, there is excitement around this platform, which is capable of recording, storing, sharing, and processing our growing libraries of digital content. Over a million Media Center PCs were sold during calendar 2003. The combination of our DirectX 9 GPU with high-definition digital video technology, digital media software, and our close working relationship with Microsoft helped us become the technology partner of choice for 46 of the 50 Media Center PCs that shipped worldwide during our fiscal 2004. We believe Media Center PCs have a legitimate opportunity to be the center of home entertainment in the future and represent one of the most exciting ways to participate in the digital media era. We are engaged with customers around the world in Media Center PC designs of all price points and form factors.

MCPs

NVIDIA’s nForce family of products represents our MCPs for Advanced Micro Devices, Inc., or AMD,-based desktop, notebook and workstation PCs. Our nForce2 platform processor was recognized by Tom’s Hardware Guide as the "Chipset of the Year." The nForce2 propelled us to the leading position in the AMD Athlon XP microprocessor segment. In September, 2003, we announced our newest platform processor, the nForce3. The nForce3 was developed specifically for AMD’s 64-bit microprocessor architecture and is positioned for AMD’s new Athlon64 product family. In the short time NVIDIA has been in the platform processor business, we have shipped over 10 million units to date. Our strategy remains to aggressively innovate, bringing new levels of performance in system bandwidth, networking and communications, while addressing critical needs such as network security.

UMPs

Our successful acquisition and integration of MediaQ in August 2003 has added significant momentum to our handheld product development efforts. We are entering the era of multimedia and feature-rich handsets. Over the next several years, digital media processing technologies will play a key role for the handheld industry. With innovative technologies, such as ultra-low power digital media processors, future cell phones will be able to receive television programs, record digital video like a camcorder, enable video phone calls and be a portable game player. We see an exciting opportunity to leverage NVIDIA’s resources and expertise in digital media processing to offer products for the multimedia handset era. The handheld business is building momentum with respect to megapixel camera phones and new video telephony designs.

Our Products

We have three major product groups: GPUs, MCPs and UMPs. In addition, we sell a two-chip platform processor for use in Microsoft’s Xbox video game console. Our product portfolio is designed to provide advanced processing and rendering power at competitive prices and to deliver the maximum performance from industry standards such as Microsoft’s DirectX Application Programming Interface, or API, and Silicon Graphics, Inc.’s, or SGI’s, OpenGL API on Windows operating systems and Linux platforms.

GPUs. Our GPU products support desktop PCs, notebook PCs and professional workstations. We have three major families of GPUs: GeForce, Go and Quadro.

GeForce. The GeForce family represents our desktop GPUs and includes the GeForce FX, GeForce4 and GeForce2. Our most advanced GPU family is the GeForce FX series. Introduced in November 2002, the GeForce FX architecture is our first fully programmable cinematic GPU and is also our first to be manufactured using 0.13-micron process technology. Our GeForce FX 5950 GPU is one of the semiconductor industry’s most complex application specific integrated circuits, or ASICs. The GeForce FX 5950 GPU contains over 135 million transistors and reaches processor clock speeds up to 500 megahertz, or MHz, and memory clock speeds up to 1 gigahertz, or GHz. The GeForce FX family is designed for the enthusiast, performance and mainstream consumer segments. The GeForce2 and GeForce4 are designed to deliver a balance of performance and features for the value and low-cost PC segments.

Go. The GeForce Go and Quadro Go families represent our notebook GPUs and include the GeForce FX Go, GeForce4 Go, GeForce2 Go, QuadroFX Go, Quadro4 Go and Quadro2 Go GPUs. These GPUs are designed to deliver desktop graphics performance and features for multiple notebook configurations from desktop replacements, performance notebooks and thin-and-lights to mobile workstations. The GeForce Go products are designed to serve the needs of both corporate and consumer users. The Quadro Go products are designed to serve the needs of workstation professionals in the area of product design and digital content creation.

Quadro. NVIDIA’s Quadro branded products are robust, high-performance workstation solutions for the professional user that are available for the high-end, mid-range, entry-level and multi-display product lines. The NVIDIA Quadro family, which consists of the Quadro FX, Quadro4 and the Quadro NVS workstation solutions are designed to meet the needs of a number of workstation applications such as industrial product design, digital content creation, non-linear video editing, scientific and financial visualization, general purpose business and financial trading. NVIDIA Quadro products are fully certified by several software developers for all professional workstation applications, and are designed to deliver the graphics performance and precision required by professional applications.

MCPs. Our MCP product family, known as nForce, supports desktop PCs, notebook PCs and professional workstations.

nForce. The nForce family represents our MCPs for AMD-based desktop, notebook and workstation PCs and includes the nForce2 and nForce3. We define a MCP as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU. The nForce2 integrates a comprehensive set of multimedia capabilities, such as two-dimensional, or 2D, three-dimensional, or 3D, digital video disc, or DVD, high-definition television, or HDTV, Dolby Digital audio playback and fast broadband and networking communications. nForce2 is a two-chip solution, which includes either a System Platform Processor, or SPP, or an Integrated Graphics Processor, or IGP, combined with a MCP. The nForce2 family is designed to be compatible with AMD’s AthlonXP and Duron microprocessors. The nForce2 configuration is determined by the OEM or system builder. The nForce3 family is a single-chip MCP, designed to be compatible with AMD Athlon64, Athlon 64 FX and Opteron 64-bit CPUs. nForce3 products which consist of the nForce3, nForce3 Professional and nForce3 Go, are designed to complement the latest 64-bit CPUs while delivering innovative technologies for networking, storage and system performance.

UMPs. Our UMP product family, known as GoForce, supports handheld personal digital assistants, or PDAs, and cellular phones.

GoForce. The GoForce family represents our UMPs for a wide range of cellular and handheld devices. The GoForce 2100 is one of the first UMPs to offer hardware acceleration engines for 2D graphics to manufacturers that support liquid crystal display, or LCD, screen resolutions up to 320 x 240 pixels. The GoForce 2150 offers a host of advanced features for cellular phones and PDAs, including support for 1.3-megapixel image capture, accelerated graphics for gaming, and motion Joint Photographic Experts Group, or JPEG, capture and playback. Using dedicated hardware accelerator engines, the GoForce 2150 delivers high performance multimedia applications and drives high-resolution displays, while extending handheld battery life through a variety of unique power management techniques.

Xbox. Our Xbox platform processor supports Microsoft’s Xbox video game system. The Xbox platform processor features dual-processing architecture, which includes NVIDIA’s GPU designed specifically for the Xbox, or XGPU, and a MCP to power the Xbox’s standout graphics, audio and networking capabilities. The XGPU is a programmable 3D processor that contains more that 60 million transistors. The amount of computing horsepower is dedicated to one goal – to create stunning, never-before-seen imagery. The MCP is based on two powerful digital signal processors with 4 billion operations per second dedicated to 3D audio and network processing. The MCP performs the processing for the broadband networking functions and high-speed peripherals.

Our Strategy

We design our GPUs, MCPs and UMPs to enable OEMs, original design manufacturers, or ODMs, system builders, motherboard and add-in board manufacturers to build award-winning products by delivering state-of-the-art interactive 3D graphics, audio, networking and communications capability, while maintaining affordable prices. We believe that by developing 3D graphics and media communications solutions that provide superior performance and address the key requirements of the PC and handheld segments, we will accelerate the adoption of high-definition digital media platforms and devices throughout these segments. We combine scalable architectural technology with mass market economies-of-scale to deliver a complete family of products that spans workstations to low-cost value PCs to mulitmedia-rich mobile phones.

Our objective is to be the leading supplier of performance GPUs, MCPs and UMPs for a broad range of desktop PCs, workstations, notebooks, video game consoles, Internet appliances, handhelds and any future computing device with a display. Our current focus is on the desktop PC, workstation, notebook PC, mulitmedia-rich mobile phones and game console product lines, and we plan to expand into other product lines. Our strategy to achieve this objective includes the following key elements:

Build Award-Winning, Architecturally-Compatible 3D Graphics, Media Communications and Ultra-Low Power Product Families for the PC, Handheld and Digital Entertainment Platforms.    Our strategy is to achieve market share leadership in these platforms by providing award-winning performance at every price point. By developing 3D graphics and media communications solutions that provide superior performance and address the key requirements of these platforms, we believe that we will accelerate the adoption of 3D graphics and rich digital media. As part of our strategy, we have closely aligned our product development with Direct3D and OpenGL, which we believe maximizes third-party software support. Direct3D and OpenGL are application programming interfaces, or APIs, that enable software developers to write their applications to a standard without specific knowledge of hardware implementations.

Target Leading OEMs, ODMs and System Builders.    Our strategy is to enable our leading OEM, ODMs and major system builder customers to differentiate their products in a highly competitive marketplace by using our digital media processors. We believe that design wins with these industry leaders provide market validation of our products, increase brand awareness and enhance our ability to penetrate additional leading customer accounts. In addition, we believe that close relationships with OEMs and ODMs will allow us to better anticipate and address customer needs with future generations of our products. For example, our GPUs are currently designed into products offered by virtually every leading branded PC OEM, including Acer, Inc., or Acer, Apple Computer, Inc., or Apple, Dell Computer Corporation, or Dell, eMachines, Inc., or eMachines, Fujitsu-Siemens Computers, or Fujitsu-Siemens, Gateway, Inc., or Gateway, Hewlett Packard Company, or HP, International Business Machines, Inc., or IBM, Micron Electronics, Inc. , or Micron, NEC Corporation, or NEC, SGI, and Sony Corporation, or Sony.

Sustain Technology and Roadmap Leadership in 3D Graphics and Video, and Media Communications and Ultra-Low Power.    We are focused on leveraging our advanced engineering capabilities to accelerate the quality and performance of 3D graphics and video, media communications and ultra-low power processing in PCs and handheld devices. A fundamental aspect of our strategy is to actively recruit the best 3D graphics and video, networking and communications engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and UMPs using independent design teams. As we have in the past, we intend to leverage this strategy to achieve new levels of graphics, networking and communications features and performance and ultra-low power designs, enabling our customers to achieve award-winning performance in their products.

Increase Market Share.    We believe that substantial market share will be important to achieving success. We intend to achieve a leading share of the market by devoting substantial resources to building award-winning families of products for a wide range of applications.

Leverage Our Expertise in Digital Multimedia.    We believe the synergy created by the combination of 3D graphics and video and the Internet will fundamentally change the way people work, learn, communicate and play. We believe that our expertise in high-definition graphics and system architecture positions us to help drive this transformation. We are leveraging our expertise in the processing and transmission of high-bandwidth digital media to develop products designed to address the requirements of high-bandwidth concurrent multimedia.

Sales and Marketing

Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of performance GPUs, MCPs and UMPs for PCs and handheld devices. Our sales and marketing teams work closely with OEMs, ODMs, system integrators, motherboard manufacturers, add-in board manufacturers and industry trendsetters, collectively our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist the Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving the Channel’s time-to-market, maintaining a high level of customer satisfaction within the Channel and fostering relationships that encourage customers to use the next generation of our products.

In the segments we serve, the sales process involves achieving key design wins with leading OEMs and major system integrators and supporting the product design into high volume production with key ODMs, motherboard manufacturers and add-in board manufacturers. These design wins in turn influence the retail and system integrator channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent contract equipment manufacturers, or CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and stocking representatives, each of which has relationships with a broad range of major OEMs and/or strong brand name recognition in the retail channel. Currently, we sell a significant majority of our digital media processors directly to stocking representatives, CEMs, ODMs, motherboard manufacturers and add-in board manufacturers, which then sell boards and systems with our products to leading OEMs, retail outlets and to a large number of system integrators. Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world.

Our GPUs are currently designed into products offered by virtually every leading branded PC OEM, including Acer, Apple, Dell, eMachines, Fujitsu-Siemens, Gateway, HP, IBM, Micron, NEC, SGI and Sony, as well as leading CEMs, including Celestica Hong Kong Ltd., Mitac International Corporation, Micro-Star International Co. Ltd., or Micro-Star, and Sanmina SCI Corporation, and leading motherboard and add-in board manufacturers, including Abit Computer Corporation, ASUSTeK Computer Inc., Canopus Corporation, Gainward Co. Ltd., Gigabyte Technology Co. Ltd., Guillemot Corporation, LeadTek Research, Inc. and PNY Technologies.

As a result of our Channel strategy, our sales are focused on a small number of customers. Sales to Edom Technology Co., Ltd., or Edom, accounted for 21%, sales to Microsoft accounted for 15%, sales to Atlantic Semiconductor, or Atlantic, accounted for 12% and sales to Micro-Star accounted for 12% of our total revenue for fiscal 2004. Edom and Atlantic are independent stocking representatives. Micro-Star is a CEM, and each of these companies purchases our products and resells these products to OEMs and system integrators.

To encourage software title developers and publishers to develop games optimized for platforms utilizing our products, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel interact with and visit key software developers to promote and discuss our products, as well as to ascertain product requirements and solve technical problems. Our developer program makes products available to developers prior to volume availability to encourage the development of software titles that are optimized for our products.

Backlog

We do not believe that a backlog as of any particular date is indicative of future results. Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we believe that only a small portion of our backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Seasonality

Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue growth in the second half of the calendar year related to the back-to-school and holiday seasons.

Manufacturing

We do not directly manufacture semiconductor wafers used for our products. Instead we utilize what is known as a "fabless" manufacturing strategy whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy leverages the expertise of industry-leading suppliers that are certified by the International Organization for Standardization, or ISO, in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid many of the significant costs and risks associated with owning and operating manufacturing operations. Our suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing and customer support.

We utilize Taiwan Semiconductor Manufacturing Corporation, or TSMC, IBM and United Microelectronics Corporation, or UMC, to produce our semiconductor wafers. We then utilize independent subcontractors to perform assembly, testing and packaging of our products. Historically, our GPUs and MCPs were primarily fabricated by TSMC. However, on March 26, 2003, we announced that we had formed a multi-year strategic alliance under which IBM will manufacture some of our GPUs. In July 2003, we began production of the GeForce FX 5700 GPU at IBM’s plant in New York. In August 2003, we completed the acquisition of MediaQ, Inc., a leading provider of graphics and multimedia technology for handheld devices. MediaQ’s products, now branded as our GoForce products, are manufactured at UMC.

Our GPUs, MCPs and UMPs are assembled, tested and packaged by Advanced Semiconductor Engineering, Amkor Technology, ChipPAC Incorporated and Siliconware Precision Industries Company Ltd. We receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship them to CEMs, stocking representatives, motherboard and add-in board manufacturer customers from our Santa Clara, California warehouse and third-party warehouses in Singapore and Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, then ship the products to retailers, system integrators or OEMs as motherboard and add-in board solutions. Our hardware and software development teams work closely with certification agencies, Microsoft Windows Hardware Quality Labs and our OEM customers to ensure that both our boards and software drivers are certified for inclusion in the OEMs’ products.

Inventory and Working Capital

      Our management focuses considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and then using our industry experience to forecast demand on a product-by-product basis. We then place manufacturing orders for our products that are based on this forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. We maintain substantial inventories of our products because t he semiconductor industry is characterized by short lead time orders and quick delivery schedules.

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics, high definition video, audio, ultra-low power communications and networking performance and features is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and UMPs using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration, or VLSI, design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We invest significant resources in the development of relationships with industry leaders, including Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC manufacturers.

We have substantially increased our engineering and technical resources and have 1,057 full-time employees engaged in research and development as of January 25, 2004, compared to 832 employees as of January 26, 2003. During fiscal years 2004, 2003 and 2002, we incurred research and development expenditures of $270.0 million, $224.9 million and $154.8 million, respectively.

Competition

The market for GPUs, MCPs and UMPs for PCs and handhelds is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of digital media processors and total system costs of add-in boards or motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products.

Our primary source of competition is from companies that provide or intend to provide GPU, MCP and UMP solutions for the PC and handheld segments. Our competitors include the following:

•  suppliers of MCPs that incorporate a combination of 3D graphics, networking, audio, communications and Input/Output, or I/O, functionality as part of their existing  solutions, such as ATI Technologies, Inc., or ATI, Intel Corporation, or Intel, Silicon Integrated Systems, Inc., and VIA Technologies, Inc., or VIA;

•  suppliers of standalone desktop GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Creative Technology, Matrox Electronics Systems Ltd. and XGI Technology, Inc.,;

•  suppliers of standalone notebook GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Silicon Motion Corporation, and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA; and

•  suppliers of UMPs for handheld devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI and Seiko-Epson.

If and to the extent we offer products outside of the personal computer, consumer electronics and handheld segments, we may face competition from some of our existing competitors, as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new segments we may enter.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products, including our digital media processors. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; the location in which our products are manufactured; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our digital media processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

Employees

As of January 25, 2004 we had 1,825 employees, 1,057 of whom were engaged in research and development and 768 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

We operate in a single industry segment: the design, development and marketing of GPUs, MCPs, UMPs and related software that are integral to a wide variety of visual computing platforms including enterprise PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. The information included in Note 16 of the Notes to the Consolidated Financial Statements is hereby incorporated by reference.

Management

The following sets forth certain information regarding our executive officers, their ages and their positions as of January 25, 2004:

Name	Age	Position

Jen-Hsun Huang	40	President, Chief Executive Officer and Director
Marvin D. Burkett	61	Chief Financial Officer
Jeffrey D. Fisher	45	Executive Vice President, Worldwide Sales
David M. Shannon	48	Vice President, General Counsel
Di Ma	51	Vice President, Operations
Daniel F.Vivoli	43	Executive Vice President, Marketing

Jen-Hsun Huang co-founded NVIDIA in April 1993 and has served as its President, Chief Executive Officer and a member of the Board of Directors since its inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions, most recently as Director of Coreware, the business unit responsible for LSI’s "system-on-a-chip" strategy. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

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

Jeffrey D. Fisher has been NVIDIA’s Executive Vice President, Worldwide Sales since July 1994. He has over 20 years of sales and marketing experience in the semiconductor industry. Mr. Fisher holds a B.S.E.E. degree from Purdue University and an M.B.A. degree from Santa Clara University.

David M. Shannon joined NVIDIA in August 2002 as Vice President and General Counsel. From 1993 to 2002, Mr. Shannon held various counsel positions at Intel Corporation, including the most recent position of Vice President and Assistant General Counsel. Mr. Shannon also practiced for eight years in the law firm of Gibson Dunn and Crutcher, focusing on complex commercial and high-technology related litigation. Mr. Shannon holds B.A. and J.D. degrees from Pepperdine University.

Di Ma has been Vice President of Operations since July 2000. From 1990 to 2000, Dr. Ma was with Standard Microsystems, most recently serving as the Senior Vice President of Operations. Previously, Dr. Ma held management positions in engineering at Motorola and was an adjunct professor at State University of New York. Dr. Ma holds a B.S. in Physics from the National Taiwan University and an M.S. degree and a Ph.D. in Electrical Engineering from the State University of New York.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge on or through our Internet website, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of five buildings. Additionally, we lease three other buildings in Santa Clara with one used as warehouse space and the other two used as lab space. Outside of Santa Clara, we lease space in Berkeley, California; Austin, Texas; Beaverton, Oregon; Bedford, Massachusetts; Bellevue, Washington; Chandler, Arizona; Durham, North Carolina; Greenville, South Carolina; and Fort Collins, Colorado. These facilities are used as design centers and/or sales and administrative offices.

Outside of the United States, we lease space in Singapore; Taipei, Taiwan; Hsinchu, Taiwan; Yokohama, Japan; Seoul, Korea; Paris, France; Wurselen, Germany; Munich, Germany; and Theale, England. These facilities are used primarily to support our customers and operations and as sales and administrative offices.

We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see Note 13 to the Consolidated Financial Statements under the subheading "Lease Obligations," which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx Interactive, Inc., or 3dfx. The asset purchase closed on April 18, 2001. In May 2002, we were served with a complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In December 2002, we were served with a complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer. The landlords’ are seeking to recover, among other things, amounts owed on their leases in the aggregate amount of approximately $10 million. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer. The Trustee’s complaint seeks additional payments from us, the amount of which has not been quantified. The landlords’ actions have been removed to the Bankruptcy Court from the Superior Court of California and consolidated with the Trustee’s action for purposes of discovery. Discovery is currently proceeding and no trial date has been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 5, 2004, we had approximately 436 stockholders of record, not including those shares held in street or nominee name.

The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the Nasdaq National Market:

	High	Low

Year ended January 30, 2005
First Quarter (through March 5, 2004)	$24.33	$21.15
Year ended January 25, 2004
Fourth Quarter	$25.88	$17.08
Third Quarter	$21.47	$15.26
Second Quarter	$27.75	$13.55
First Quarter	$14.83	$9.33
Year ended January 26, 2003
Fourth Quarter	$18.27	$9.99
Third Quarter	$16.98	$7.20
Second Quarter	$40.65	$14.30
First Quarter	$68.35	$30.37

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Compensation-Equity Compensation Plan Information," and is incorporated by reference into this report.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of income data for the years ended January 25, 2004, January 26, 2003 and January 27, 2002 and the consolidated balance sheet data as of January 25, 2004 and January 26, 2003 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included herein. The consolidated statement of income data for the years ended January 28, 2001 and January 30, 2000 is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 27, 2002, January 28, 2001 and January 30, 2000 is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended
	January 25,	January 26,	January 27,	January 28,	January 30,
	2004 (A, B)	2003 (C, D)	2002 (E, F)	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$1,822,945	$1,909,447	$1,369,471	$735,264	$374,505
Gross profit	$528,878	$576,012	$519,238	$272,879	$141,843
Income from operations	$90,157	$143,986	$241,732	$128,135	$58,617
Income before income tax expense	$86,673	$150,557	$252,749	$144,808	$60,371
Income tax expense	$12,254	$59,758	$75,825	$46,339	$19,412
Net income	$74,419	$90,799	$176,924	$98,469	$40,959
Basic net income per share	$0.46	$0.59	$1.24	$0.75	$0.34
Diluted net income per share	$0.43	$0.54	$1.03	$0.62	$0.28
Shares used in basic per share computation	160,924	153,513	143,015	130,998	119,488
Shares used in diluted per share computation	172,707	168,393	171,074	159,294	144,392

	January 25,	January 26,	January 27,	January 28,	January 30,
	2004	2003	2002	2001	2000

	(in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$604,043	$1,028,413	$791,377	$674,275	$61,560
Total assets	$1,399,344	$1,617,015	$1,503,174	$1,016,902	$203,085
Capital lease obligations, less current portion	$856	$4,880	$5,861	$378	$962
Deferred revenue	--	--	$70,193	$200,000	--
Deferred income tax liability	$8,609	--	--	--	--
Long-term debt	--	$300,000	$300,000	$300,000	$500
Long-term liabilities	$4,582	--	--	--	--
Total stockholders’ equity	$1,051,185	$932,687	$763,819	$407,107	$127,424
Cash dividends declared per common share	--	--	--	--	--
___________________________________________________________________________________________

(A) Fiscal 2004 included a charge of $3,500 related to the write-off of acquired research and development expense from the purchase of MediaQ, Inc. that had not yet reached technological feasibility and has no alternative future use.

(B) Fiscal 2004 included a charge of $13,068 in connection with our convertible subordinated debenture redemption.

(C) Fiscal 2003 included $40,365 in additional revenue related to our settlement of our arbitration with Microsoft regarding Xbox pricing.

(D) Fiscal 2003 included a charge for stock option exchange expenses of $61,832 related to personnel associated with cost of revenue (for manufacturing personnel), research and development, and sales, general and administrative of $6,164, $35,417 and $20,251, respectively.

(E) Fiscal 2002 included $10,030 of acquisition charges attributable to expenses related to our acquisition of assets from 3dfx.

(F) Fiscal 2002 included a charge of $3,687 related to our relocation from our previous headquarters.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Overview

Our Company

NVIDIA Corporation is a market leader in digital media processor technology, dedicated to creating products that enhance the interactive experience on consumer and professional computing platforms. We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, ultra-low power media processors, or UMPs, and related software. Our products are integral to a wide variety of visual computing platforms, including enterprise personal computers, or PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our mission is to be the most important visual computing company in the world.

Recent Developments

Convertible Subordinated Debenture Redemption

On October 24, 2003, we redeemed our 4¾% convertible subordinated debentures, or the Notes, due 2007. The aggregate principal amount of the Notes outstanding was $300.0 million, which included $18.6 million of notes that we repurchased during the three months ended October 26, 2003. The redemption price was equal to approximately 102.7% of the outstanding principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with the redemption of the Notes, we recorded a one-time charge of approximately $13.1 million, which included a $7.6 million redemption premium and $5.5 million of unamortized issuance costs.

SEC Investigation

On September 11, 2003, we announced that the Securities and Exchange Commission, or SEC, had concluded its investigation of us and that we have reached a final agreement with the SEC resolving an investigation undertaken by the SEC’s staff. Under the terms of the agreement, NVIDIA, without admitting or denying liability or wrongdoing, agreed to an administrative cease and desist order prohibiting any future violations of certain non-fraud financial reporting, books and records, and internal control provisions. There is no requirement to pay any fines or penalties.

Acquisition of MediaQ, Inc.

On August 19, 2003, we completed the acquisition of MediaQ, Inc., or MediaQ, a leading provider of graphics and multimedia technology for wireless mobile devices, for an aggregate purchase price that consisted of cash consideration of approximately $71.3 million, including $1.3 million of direct acquisition costs. With the integration of MediaQ, w e see an opportunity to leverage NVIDIA’s resources and expertise in digital media processing to offer innovative products and thereby increase our revenues by entering into the multimedia handset market.

Microsoft Xbox

On August 14, 2003, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from the sale of Xbox processors to Microsoft is uncertain, but we do not believe that it will have a significant impact upon us for at least 18 – 24 months. Revenue from Microsoft during fiscal 2004, fiscal 2003 and fiscal 2002 accounted for 15%, 23% and 9%, respectively, of our total revenue.

Future Objectives and Challenges

Peripheral Component Interconnect Express, or PCI-Express

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP objectives this year. We intend to lead this transition using a PCI Express high-speed interconnect, or HSI. HSI is a complex piece of networking technology that performs high-speed bi-directional interconnect protocol conversion. Using HSI, we expect to transform some of our GPUs into PCI Express compatible GPUs. With our PCI Express compatible GPUs, we expect that our partners will be able to launch PCI Express compatible solutions in April 2004. During fiscal 2005, we expect to launch and be in full production with a top-to-bottom product line of next generation PCI Express GPUs based on our brand new NV4X architecture.

Gross Margin Improvement

We remain intensely focused on driving down cost and improving gross margins. With the scale of our business, we believe driving gross margins to our historical levels can result in earnings improvements.

nForce3

Just as nForce2 was the driver for our platform processor business growth in fiscal 2004, nForce3 has the potential to achieve similar results for fiscal 2005. Our MCP objective is to innovate in all areas of features, performance and compatibility. During the first quarter of fiscal 2005, we intend to launch our next nForce3, which is expected to be the first single-chip MCP to offer gigabit Ethernet, dual independent serial Advanced Technology Attachment, or ATA, controllers, industry leading Redundant Array of Independent Disks, or RAID, features and hardware security processing.

Handsets

Our handheld objective is to drive the multimedia handheld era by building exciting products that leverage NVIDIA’s expertise, resources, and investments in digital media processing. The first quarter of fiscal 2005 will mark the beginning of a series of introductions of exciting new ultra-low power media processors for handsets. Over the next several years, digital media processing technologies are expected to play a critical role in the cell phone industry. Cell phones that take digital pictures will eclipse shipments of digital cameras. With the UMPs on our roadmap, future cell phones will be able to receive television programs, record digital video like a camcorder, enable video phone calls, and be your portable game player.

.11 Micron Process

On February 24, 2004, we announced that we will be one of the first semiconductor companies to manufacture select up-coming GPUs at TSMC's 0.11 um (micron) process technology. We will combine TSMC's 0.11 micron process with our own engineering designs, to deliver high-performance and low-power consumption in a graphics processor. TSMC's 0.11 micron process technology is fundamentally a photolithographic shrink of its industry-leading 0.13 micron process. Though actual results are design-dependent, TSMC's 0.11 micron high-performance process also includes transistor enhancements that improve speed and reduce power consumption relative to its 0.13 micron technology.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, long-lived assets, goodwill, income taxes, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to them in this report.

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

We record estimated reductions to revenue for customer programs at the time revenue is recognized.  Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets.  We account for rebates in accordance with Emerging Issues Task Force Issue 01-9, or EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, we accrue for 100% of the potential rebates and do not apply a breakage factor.  Unclaimed rebates, which historically have not been significant, are reversed to revenue upon expiration of the rebate.  Rebates typically expire six months from the date of the original sale.

Our customer programs also include marketing development funds, or MDFs, which we also account for in accordance with EITF 01-9. MDFs represent monies paid to retailers, system builders, OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products.

If market conditions decline, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered.

We also record a reduction to revenue by establishing a sales return allowance for estimated product returns at the time revenue is recognized, based primarily on historical return rates. However, if product returns for a particular fiscal period exceed historical return rates we may determine that additional sales return allowances are required to properly reflect our estimated exposure for product returns.

Accounts Receivable

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Management determines this allowance, which consists of an amount identified for specific customer issues as well as an amount based on general estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit. If the financial condition of our customers or insurance carrier were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could adversely affect our operating results. Furthermore, there can be no assurance that we will be able to obtain credit insurance in the future. Our current credit insurance agreement expires on December 31, 2004.

As of January 25, 2004, our allowance for doubtful accounts receivable was $2.3 million and our gross accounts receivable balance was $219.5 million. Of the $219.5 million, $39.7 million was covered by credit insurance and $3.0 million was covered by letters of credit. As a percentage of our gross accounts receivable balance, our allowance for doubtful accounts receivable has ranged between 1% and 2%. As of January 25, 2004, our allowance for doubtful accounts receivable represented 1% of our gross accounts receivable balance. If our allowance for doubtful accounts receivable would have been recorded at 2% of our gross accounts receivable balance, then our allowance for doubtful accounts receivable balance at January 25, 2004 would have been approximately $4.4 million, rather than the actual balance of $2.3 million.

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

Valuation of Long-lived Assets

We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If an impairment indicator is present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. No such impairment charges have occurred to date. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.

Goodwill

We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. The second step (if necessary) measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our annual impairment test during the fourth quarter of fiscal 2004 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings due to the potential for a write down of goodwill in connection with such tests.

Income Taxes

Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes , establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States, or U.S., or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

As of January 25, 2004, we had a valuation allowance of $182.7 million. Of the total valuation allowance, $117.0 million is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, if and when realization is sustained, will be accounted for as a credit to stockholders' equity. Of the remaining valuation allowance at January 25, 2004, $21.4 million relates to federal and state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not more likely than not to be realized due, in part, to potential utilization limitations as a result of ownership changes; and $44.3 million relates to certain state deferred tax assets that management determined not more likely than not to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to certain state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue.

	Year Ended

	January 25,	January 26,	January 27,
	2004	2003	2002

Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.0	69.5	62.1
Cost of revenue related to stock option exchange	--	0.3	--

Gross profit	29.0	30.2	37.9
Operating expenses:
Research and development	14.8	11.8	11.3
Sales, general and administrative	9.1	7.9	7.2
In-process research and development	0.2	--	--
Stock option exchange	--	2.9	--
Amortization of goodwill	0.0	0.0	0.7
Acquisition related charges	0.0	0.0	0.7
Discontinued use of property	0.0	0.0	0.3

Total operating expenses	24.1	22.6	20.2

Income from operations	4.9	7.6	17.7
Interest and other income, net	0.5	0.3	0.8
Convertible debenture redemption expense	(0.7)	0.0	0.0

Income before income tax expense	4.7	7.9	18.5
Income tax expense	0.6	3.1	5.5

Net income	4.1%	4.8%	13.0%

Fiscal Years Ended January 25, 2004, January 26, 2003, and January 27, 2002

Revenue

Revenue was $1.82 billion in fiscal 2004, $1.91 billion in fiscal 2003, and $1.37 billion in fiscal 2002, which represented a decrease of 5% from fiscal 2003 to 2004 and an increase of 39% from fiscal 2002 to 2003. The revenue decrease from fiscal 2003 to fiscal 2004 was primarily the result of a significant decrease in sales of Xbox processors to Microsoft, offset by growth in our GPU, MCP and UMP products. The revenue growth from fiscal 2002 to fiscal 2003 was primarily the result of significant sales of Xbox processors in addition to the strong overall demand for our GPU and MCP products.

Revenue from sales to customers outside of the United States and other Americas accounted for 75%, 68% and 82% of total revenue for fiscal 2004, 2003 and 2002, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas for fiscal 2004 as compared to fiscal 2003 is primarily due to decreased sales of XGPUs and MCPs used in the Microsoft Xbox product, which are billed to Microsoft in the United States. The decrease in the percentage of revenue from sales to customers outside of the United States for fiscal 2003 as compared to fiscal 2002 is primarily due to increased sales of XGPUs and MCPs used in the Microsoft Xbox product.

Sales to Microsoft accounted for approximately 15% of revenues for fiscal 2004. Our other three largest customers accounted for approximately 45% of revenues for fiscal 2004. In fiscal 2003, sales to Microsoft accounted for approximately 23% of revenues. Our other three largest customers accounted for approximately 41% of revenues for fiscal 2003. In fiscal 2002, sales to Microsoft accounted for approximately 9% of revenues. Our other three largest customers accounted for approximately 44% of revenues for fiscal 2002.

In future periods, our revenue may be affected by demand for and market acceptance of our products and/or our customers’ products, our ability to successfully develop and produce our products in volume production, competitive pressures resulting in lower than expected average selling prices, and new product announcements or product introductions by our competitors.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors (including wafer fabrication, assembly, testing and packaging), manufacturing support costs (including labor and overhead associated with such purchases), final test yield fallout, inventory provisions and shipping costs. Gross margin is the ratio of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold.

Our gross margin was 29%, 30% and 38% in fiscal 2004, 2003 and 2002, respectively. Gross margin for fiscal 2004 as compared to fiscal 2003 decreased primarily due to a shift in the mix of product sales to our new generation of GeForce FX products. Our GeForce FX products generally have experienced lower gross margins than previous GeForce products. This decrease was offset by an increase in gross margins on sales of Xbox processors in fiscal 2004 when compared to fiscal 2003, which resulted from the pricing settlement with Microsoft that we announced on February 6, 2003. Gross margin for fiscal 2003 as compared to fiscal 2002 decreased primarily due to a shift in mix of product sales that included more sales of Xbox processors which, at that time, generally had lower margins than our other products. In addition, the decrease was due to an inventory write-down of approximately $21.0 million related to certain Xbox processors and nForce platform processors during the second quarter of fiscal 2003, and the stock option exchange expense of $6.2 million that was charged to cost of revenue related to manufacturing personnel during the third quarter of fiscal 2003.

In the future, we could be subject to excess or obsolete inventories and be required to take additional write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand and market acceptance of our products and/or our customers’ products could also negatively impact our gross margins. We do not expect past results to be indicative of future periods. We remain intensely focused on driving down cost and improving gross margins. We expect improvement in our gross margins and believe our gross margins can be 30% or more.

Operating Expenses

Research and Development. Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product prototypes and consultant costs. Research and development expenses increased by $45.1 million, or 20%, from fiscal 2003 to fiscal 2004 primarily due to a $33.2 million increase related to additional personnel, including approximately 60 employees that we obtained as a result of our acquisition of MediaQ, a $21.2 million increase associated with lab equipment, software licenses, maintenance fees and increased depreciation and amortization charges, and a $2.0 million increase in facility expenses, offset by a $11.3 million decrease in new product development costs and other expenses during the period. Research and development expenses increased by $70.1 million, or 45%, from fiscal 2002 to 2003 primarily due to a $32.9 million increase related to additional personnel, a $22.2 million increase associated with lab equipment, software licenses, maintenance fees and depreciation charges, a $4.5 million increase related to engineering costs to develop next generation products, and a $10.5 million increase in facilities costs due to the move into a new building at our headquarters and a full year of occupation in all headquarter buildings as well as other expenses during the year.

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

Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses and legal and accounting expenses. Sales, general and administrative expenses increased $13.8 million, or 9%, from fiscal 2003 to fiscal 2004 primarily due to a $12.9 million increase related to additional personnel, a $9.1 million increase in tradeshow, marketing development and general administrative activities and a $3.2 million increase in computer software and equipment related to the enhancement of our computer systems and the depreciation and amortization of new equipment. These increases were offset by an $11.4 million decrease in legal fees related to higher legal fees incurred during fiscal 2003 for various issues that have since been resolved, including the SEC inquiry, Microsoft arbitration and shareholder lawsuits. Sales, general and administrative expenses increased $52.5 million, or 53%, from fiscal 2002 to 2003 primarily due to a $16.4 million increase related to additional personnel and commissions, a $16.6 million increase in legal and accounting expenses associated with various legal proceedings, a $9.0 million increase in equipment and software primarily related to the enhancement of our computer systems, a $7.9 million increase in tradeshow and product launch costs, and a $2.6 million increase in facilities costs due to the move into a new building at our headquarters and a full year of occupation in all headquarter buildings as well as other increases associated with general administrative activities and travel and entertainment expenses.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales, launch our new products and protect our business interests.

In-process research and development. In connection with our acquisition of MediaQ in August 2003, we wrote-off $3.5 million of in-process research and development expense, or IPR&D, that had not yet reached technological feasibility and has no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs , as clarified by FIN 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of SFAS No. 2 , amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price.

Stock Option Exchange. On September 26, 2002, we commenced an offer, or the Offer, to our employees to exchange outstanding stock options with exercise prices equal to or greater than $27.00 per share, or Eligible Options. Stock options to purchase an aggregate of approximately 20,615,000 shares were eligible for tender at the commencement of the Offer, representing approximately 39% of our outstanding stock options as of the commencement date. Only employees of NVIDIA or one of our subsidiaries as of September 26, 2002 who continued to be employees through the Offer termination date of October 24, 2002 were eligible to participate in the Offer. Employees who were on medical, maternity, worker’s compensation, military or other statutorily protected leave of absence, or a personal leave of absence, were also eligible to participate in the Offer. Employees who were terminated on or before the Offer termination date of October 24, 2002, were not eligible to participate in the Offer. In addition, our Chief Executive Officer and Chief Financial Officer and members of our Board of Directors were not eligible to participate in this Offer.

On October 24, 2002, the offer period ended and we were obligated to exchange approximately 18,843,000 Eligible Options for total consideration of $61.8 million, consisting of $39.9 million in fully vested, non-forfeitable shares of our common stock (approximately 3,815,000 shares) and $21.9 million in employer and employee related taxes. The number of fully vested, non-forfeitable shares of our common stock to be issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of our common stock on October 24, 2002, of $10.46 per share.

Amortization of Goodwill. During fiscal 2002, amortization of goodwill was associated with goodwill from the asset purchase from 3dfx. The initial allocation of the purchase price included $57.4 million of goodwill, plus approximately $3.0 million of intangible assets previously allocated to workforce in place, which was reclassified into goodwill as of the beginning of fiscal 2003.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets , we no longer amortize goodwill as of the beginning of fiscal 2003. We have elected to perform our annual impairment review during the fourth quarter of each fiscal year. We completed our annual goodwill impairment test for fiscal 2004 and concluded that there was no impairment.

Acquisition Related Charges. Acquisition related charges are attributable to expenses related to the acquisition of assets from 3dfx in fiscal 2002. These charges primarily consisted of bonuses to former 3dfx employees.

Discontinued Use of Property. Discontinued use of property consists of write-offs of $3.7 million relating to our previous office space in Santa Clara, California. Since we relocated in June 2001, we have been unable to secure a subtenant for our previous office space due to the decrease in demand for commercial rental space in Silicon Valley. The write-offs consist of all remaining costs related to the preexisting lease, including rental payments, capitalized leasehold improvements, and furniture and fixtures. In December 2001, we filed a complaint against Extreme Networks Inc., the sublessor of the property, seeking payment of lease payments and other property charges for the period of July 2001 through December 2001 and seeking a declaration that we are not liable for any future payments under the lease. In July, 2003, we settled the matter with Extreme Networks and in August, 2003, the complaint was dismissed with prejudice.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased from $23.2 million to $18.6 million from fiscal 2003 to fiscal 2004 primarily due to lower average balances of cash, cash equivalents and marketable securities in fiscal 2004 when compared to fiscal 2003. This was caused by the redemption of our $300.0 million convertible subordinated debentures in October 2003. Interest income decreased from $27.7 million to $23.2 million from fiscal 2002 to fiscal 2003 primarily due to the decline in market interest rates.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and, prior to the redemption in October 2003, interest on our convertible subordinated debentures. Interest expense decreased from $16.5 million to $12.0 million from fiscal 2003 to fiscal 2004 primarily due to the redemption of our convertible subordinated debentures.

Other Income (Expense), net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and any gains or losses related to the disposal of fixed assets. Other income increased by $3.2 million from fiscal 2003 to fiscal 2004 primarily due to $2.5 million of realized gains on the sale of marketable securities during the third quarter of fiscal 2004 as a result of our liquidation of a significant portion of our marketable securities portfolio in order to obtain the cash required to redeem our convertible subordinated debentures in October 2003.

Convertible Debenture Redemption Expense

On October 24, 2003, we fully redeemed our $300.0 million of 4¾% convertible subordinated debentures due 2007, or the Notes. The aggregate principal amount of the Notes outstanding was $300.0 million, which included $18.6 million of Notes that we had purchased in the open market during the three months ended October 26, 2003. The redemption price was equal to approximately 102.7% of the outstanding principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with the redemption of the Notes, we recorded a one-time charge of approximately $13.1 million, which included a $7.6 million redemption premium and $5.5 million of unamortized issuance costs.

Income Taxes

We recognized income tax expense of $12.3 million, $59.8 million and $75.8 million in fiscal 2004, 2003 and 2002 respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 14.1% in fiscal 2004, 39.7% in fiscal 2003 and 30.0% in fiscal 2002.

Significant items impacting our annual effective tax rate in fiscal 2004 included the $3.5 million MediaQ IPR&D write-off for which no tax benefit was recognized, the $75.0 million income tax benefit of certain tax contingencies as a result of settlement of our IRS exam, the $38.2 million income tax expense for the accrual of U.S. deferred income taxes on previous permanently reinvested foreign earnings and the $33.6 million income tax expense for the establishment of a valuation allowance on certain previously recognized state deferred tax assets determined not more likely than not to be realized due, in part, to projections of future sources of taxable income.

Please refer to Note 14 of the Notes to the Consolidated Financial Statements for further information regarding the components of income tax expense.

The increase in our annual effective tax rate from fiscal 2002 to fiscal 2003 was primarily due to our not recording any income tax expense or benefit for the third quarter of fiscal 2003 as our loss before income tax expense for that quarter was primarily attributable to a stock compensation charge for which no tax benefit may be available.

We expect our annual effective income tax rate to be 20% for fiscal 2005. Please refer to Part II, Item 7 "Critical Accounting Policies - Income Taxes" for items that may affect this estimate.

Liquidity and Capital Resources

As of January 25, 2004, we had $604.0 million in cash, cash equivalents and marketable securities, a decrease of $424.4 million from the end of fiscal 2003. The decrease was primarily due to the $300.0 million redemption of the Notes in October 2003 and the $71.3 million acquisition of MediaQ in August 2003. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $49.7 million, $265.0 million and $160.8 million during fiscal 2004, 2003 and 2002, respectively. The decrease in cash flows from operating activities in fiscal 2004 when compared to fiscal 2003 was primarily due to the increase in inventory and decrease in income taxes payable due to the settlement of certain tax contingencies.

Cash used in investing activities has consisted primarily of investments in marketable securities, the purchase of certain assets from various businesses and purchases of property and equipment, which include leasehold improvements for our facilities. Investing activities provided cash of $88.0 million and used cash of $277.3 million during fiscal 2004 and 2003, respectively. Net cash provided by investing activities in fiscal 2004 was primarily due to $286.9 million of net sales and maturities of marketable securities as we liquidated a significant portion of our marketable securities portfolio in order to obtain the cash required to redeem the $300.0 million Notes in October 2003. This increase in cash from sales and maturities of marketable securities was offset by $127.6 million in capital expenditures primarily attributable to purchases of new research and development emulation equipment, technology licenses and software and $71.3 million for the acquisition of MediaQ. We expect to spend approximately $80.0 million to $100.0 million for capital expenditures during fiscal 2005, primarily for software licenses, emulation equipment, computer and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities used cash of $270.3 million during fiscal 2004 compared to cash provided of $26.3 million in fiscal 2003. The increase in cash used in fiscal 2004 when compared to fiscal 2003 was primarily due to the $300.0 million redemption of the Notes, which included $18.6 million of Notes that we had purchased during the three months ended October 26, 2003.

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

Other key factors that could affect our liquidity include:

Shelf Registration Statement

In December 2003, we filed a Form S-3 with the Securities and Exchange Commission, or SEC, under their "shelf" registration process. This shelf registration was declared effective by the SEC on March 25, 2004. Under this shelf registration process, we may sell common stock, preferred stock, debt securities, warrants, stock purchase contracts and/or stock purchase units in one or more offerings up to a total dollar amount of $500.0 million. Unless otherwise indicated in the applicable prospectus supplement, we intend to use the proceeds for working capital and general corporate purposes. In particular, we expect to incur significant operating expenses in connection with:

•    continuing to develop our technology;
•    hiring additional personnel;
•    expanding our sales and marketing organization and activities;
•    acquiring complementary technologies or businesses; and
•    capital expenditures

3dfx Asset Purchase

The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please refer to Note 13 of the Notes to the Consolidated Financial Statements for further information regarding this litigation.

Contractual Obligations

The following summarizes our contractual obligations that are both on our balance sheet and off balance sheet as of January 25, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Within 1 Year	2–3 Years	4-5 Years	After 5 Years

	(in thousands)
Capital lease obligations, including interest	$5,047	$4,179	$868	$--	$--
Operating leases	206,242	24,635	49,950	50,625	81,032
Purchase obligations (1)	213,289	213,289	--	--	--
Other liabilities reflected on our balance sheet under GAAP	6,520	2,020	3,000	1,500	--

Total contractual obligations	$431,098	$244,123	$53,818	$52,125	$81,032

_________________
(1)Represents our noncancelable inventory purchase commitments as of January 25, 2004.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is set forth in Note 1 of the Notes to Consolidated Financial Statements under the subheading "New Accounting Pronouncements," which information is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government and its agencies. These investments are denominated in U.S. dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities . All of the cash equivalents and marketable securities are treated as "available-for-sale" under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because our debt securities are classified as "available-for-sale", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. As of January 25, 2004, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both 50 basis points would result in changes in fair market values for these investments of approximately $2.7 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and therefore are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Business Risks

In addition to the risks discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the risks set forth below.

Risks Related to Our Operations

Failure to transition to new manufacturing process technologies could affect our ability to compete effectively.

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15-micron, 0.14 micron and 0.13 micron process technologies for our family of GPUs, MCPs and UMPs. The majority of our newest GPUs, the GeForce FX and the GeForce FX Go products are manufactured in 0.13-micron process technology.

We believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. On February 24, 2004, we announced that we will be one of the first semiconductor companies to manufacture select up-coming GPUs at TSMC's 0.11 um (micron) process technology.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may continue to have difficulty migrating to new manufacturing process technologies successfully or on a timely basis. Our inability to transition to new manufacturing process technologies may adversely affect our operating results and harm our gross margins.

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

Our performance is substantially dependent on the performance of our executive officers and key employees. Marv Burkett and David Shannon are our only officers or employees bound by an employment agreement, and so our relationships with our other officers and employees are at will. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract and retain the necessary technical and managerial personnel would harm our business.

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

Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors our stock price could decline .

Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is therefore difficult for us to accurately forecast revenue and profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially. We believe that our quarterly and annual results of operations may be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

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
•    customer receivable bad debt write-offs;
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

Most of our operating expenses are relatively fixed in the short term, and we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We may build inventories during periods of anticipated growth and in connection with selling workstation boards directly to major OEMs. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results.

To stay competitive, we may have to invest more resources in research and development.

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, our business could suffer. We have substantially increased our engineering and technical resources and have 1,057 full-time employees engaged in research and development as of January 25, 2004, compared to 832 employees as of January 26, 2003. During fiscal years 2004, 2003 and 2002, research and development expenditures represented 15%, 12% and 11% as a percentage of revenue, respectively.

Risks Related to Our Products

PCI Express is central to our GPU as well as MCP strategies this year and the outcome of this strategy will impact our business.

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP strategies this year. We intend to lead this transition using a PCI Express high-speed interconnect, or HSI. HSI is a complex piece of networking technology that performs high-speed bi-directional interconnect protocol conversion. Using HSI, we expect to transform some of our GPUs into PCI Express compatible GPUs. With our PCI Express compatible GPUs, we expect that our partners will be able to launch PCI Express compatible solutions in April 2004. During fiscal 2005, we expect to launch and be in full production with a top-to-bottom product line of next generation PCI Express GPUs based on our brand new NV4X architecture. If we fail to deliver PCI Express in a timely manner or if our PCI Express compatible products do not meet consumer and/or analysts expectations, our business could suffer.

We need to develop new products and to manage product transitions in order to succeed.

Our business depends to a significant extent on our ability to successfully develop new products for our target segments. Our add-in board and motherboard manufacturers, original design manufacturers, or ODMs, and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. This requires that we do the following:

•  anticipate the features and functionality that consumers will demand;
•  incorporate those features and functionalities into products that meet the exacting design requirements of OEMs, ODMs, CEMs and add-in board and     motherboard  manufacturers;
•  price our products competitively; and
•  introduce the products to the market within the limited window for OEMs, ODMs, and add-in board and motherboard manufacturers.

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

A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC manufacturers. If these relationships are not successful, we may not be able to develop new products in a timely manner.

In addition, our strategy includes utilizing the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by OEMs, ODMs, add-in board and motherboard manufacturers and consumers of personal computers and consumer electronics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new digital media processors would harm our business. In particular, we experienced delays in the introduction of digital media processors using our next generation technology during the first half of fiscal 2004 and any such delays in the future or failure of these or other processors to meet or exceed specifications of competitive products could materially harm our business.

Our failure to identify new product opportunities or develop new products could harm our business.

As our digital media processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our digital media processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our digital media processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our digital media processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market in a timely fashion new products. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins and reduced demand for products or loss of market share. In addition, technologies developed by others may render our digital media processors non-competitive or obsolete or result in our holding excess inventory, any of which would harm our business.

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

We have only a limited number of customers and our sales are highly concentrated. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and stocking representatives, each of which has relationships with a broad range of system builders and leading PC OEMs. Currently, we sell a significant majority of our digital media processors directly to stocking representatives, CEMs, ODMs, motherboard and add-in board manufacturers, which then sell boards with our graphics processor to leading PC OEMs, retail outlets and to a large number of system builders. As a result, our business could be harmed by the loss of business from PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers. In addition, revenue from PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers that have directly or indirectly accounted for significant revenue in past periods, individually or as a group, may not continue, or may not reach or exceed historical levels in any future period.

Difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. As of the of fiscal 2004, fiscal 2003 and fiscal 2002 our allowance for doubtful accounts represented 0.1%, 0.2% and 0.2% of revenue for each fiscal year, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results. We may have to record additional reserves or write-offs in the future, which could harm our business.

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

On March 26, 2003, we announced that we have formed a multi-year strategic alliance under which IBM will manufacture our next-generation GeForce GPUs. As part of the agreement, we will gain access to IBM’s suite of foundry services and manufacturing technologies, including power-efficient copper wiring, and a roadmap that is designed to lead to 65nm (nanometer; a billionth of a meter) in the next several years, giving us valuable tools to advance our GPUs. IBM began manufacturing the next-generation GeForce graphics processor in July 2003 at IBM’s plant in East Fishkill, New York.

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

Our digital media processors are assembled and tested by Siliconware Precision Industries Company Ltd., Amkor Technology, ChipPAC Incorporated and Advanced Semiconductor Engineering. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could harm our business. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any delays in delivery of our products could harm our business.

We rely on third-party vendors to supply us tools for the development of our new products and we may be unable to obtain the tools necessary to develop these products .

In the design and development of new products and product enhancements, we rely on third-party software development tools. While we currently are not dependent on any one vendor for the supply of these tools, some or all of these tools may not be readily available in the future. For example, we have experienced delays in the introduction of products in the past as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. The design requirements necessary to meet consumer demands for more features and greater functionality from digital media processors in the future may exceed the capabilities of the software development tools available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, our business could suffer.

Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from the sale of Xbox processors to Microsoft is uncertain.

On August 14, 2003, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from the sale of Xbox processors to Microsoft is uncertain, but we do not anticipate that it will have a significant impact upon us for at least 18 – 24 months. Revenue from the sale of Xbox processors to Microsoft during fiscal 2002, fiscal 2003 and fiscal 2004 accounted for 9%, 23% and 15%, respectively, of our total revenue.

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

Risks Related to Our Competition

The 3D graphics, platform processor and handheld industries are highly competitive and we may be unable to compete.

The market for GPUs, MCPs and UMPs for PCs and handhelds in which we compete is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of digital media processors and total system costs of add-in boards and motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business.

Our primary source of competition is from companies that provide or intend to provide GPU and MCP solutions for the PC and handheld segments. Our competitors include the following:

•  suppliers of MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Intel, Silicon Integrated Systems and VIA;

•  suppliers of desktop standalone GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Creative Technology, Matrox Electronics Systems Ltd. and XGI Technology, Inc.,;

•  suppliers of notebook standalone GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Silicon Motion. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA; and

•  suppliers of UMPs for handheld devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI and Seiko-Epson.

If and to the extent we offer products outside of the personal computer, consumer electronics and handheld segments, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

Our failure to achieve one or more design wins would harm our business.

Our future success will depend in large part on achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by PC OEMs, ODMs, and add-in board and motherboard manufacturers. Our add-in board and motherboard manufacturers and major OEM and ODM customers typically introduce new system configurations as often as twice per year, generally based on spring and fall design cycles. Accordingly, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics in order to be included in new system configurations. Our failure to achieve one or more design wins would harm our business. The process of being qualified for inclusion in an OEM’s product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could harm our business.

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

Our business is cyclical in nature and an industry downturn could harm our business.

Our business is directly affected by market conditions in the highly cyclical semiconductor industry, including alternating periods of overcapacity and capacity constraints, variations in manufacturing costs and yields, significant expenditures for capital equipment and product development and rapid technological change.  If we are unable to respond to changes in our industry, which can be unpredictable and rapid, in an efficient and timely manner, our operating results could suffer.  In particular, from time to time, the semiconductor industry has experienced significant and sometimes prolonged downturns characterized by diminished product demand and accelerated erosion of average selling prices. If we cannot take appropriate actions such as reducing our costs to sufficiently offset declines in demand, our revenues and earnings will suffer during downturns.

Our products may not continue to be accepted by the PC and consumer electronics segments.

Our success will depend in part upon continued broad adoption of our digital media processors for 3D graphics in PC and consumer electronics applications. The market for digital media processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition. Since the PC segment is our core business, our business would suffer if for any reason our current or future digital media processors do not continue to achieve widespread acceptance in the PC segment. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC segment, our business would be harmed.

We are dependent on the PC market and the rate of its growth has and may in the future have a negative impact on our business.

During fiscal 2004, we derived the majority of our revenue from the sale of products for use in the desktop and notebook PC segments, including professional workstations . We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop and notebook PC segments in the next several years. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed.

Hostilities involving the United States and/or terrorist attacks could harm our business.

The financial, political, economic and other uncertainties following the terrorist attacks upon the United States led to a weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

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

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the U.S. economy, acts of terror against the U.S., war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed above in these risk factors. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation had been initiated against the issuing company.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation. The digital media processor industry in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us, particularly by competitors. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of and sale of one or more products, which could reduce our revenues and harm our business. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for certain claims of infringement arising out of sale of our products.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products, including our digital media processors. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; the location in which our products are manufactured; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our digital media processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

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

As of January 25, 2004, the Internal Revenue Service, or IRS, closed our federal income tax return exam for our fiscal years ended January 28, 2001 and January 27, 2002. The results of our exam were submitted to the Joint Committee on Taxation, or the Joint Committee, for review.

With our exam closed, we recorded the tax benefit of the settlement in our financial statements for the fiscal year ended January 25, 2004 because we had certainty as to the outcome of certain tax contingencies for which we had established liabilities. However, the failure of the Joint Committee to agree with our settlement may result in a material adverse impact on the results of our operations in the period in which the matter is either resolved or in which an unfavorable outcome becomes probable and reasonably estimable. Please refer to Part II, Item 7 "Results of Operations - Income Taxes" and Note 14 of our Notes to the Consolidated Financial Statements for further information.

We are subject to changes in financial accounting standards, which may affect our reported financial results or the way we conduct business.

The Financial Accounting Standards Board and various federal legislative proposals have proposed changes to Accounting Principles Generally Accepted in the United States, or U.S. GAAP, that may require us to recognize compensation expense for our employee stock options. We currently us the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this method, we generally do no recognize compensation expense for an employee stock option when the exercise price of the stock option is equal to the fair market value on the date of grant. If any change to U.S. GAAP is adopted that requires us to recognize compensation expense for our employee stock options, our reported results of operations may be adversely affected.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in our consolidated financial statements and notes thereto included in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures. As of January 25, 2004, or the Evaluation Date, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when recorded.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(ii) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the fiscal quarter ended January 25, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Reference is made to the information regarding directors appearing under the heading "Election of Directors" in our 2004 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading "Management" in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors appearing under the heading "Report of the Audit Committee of the Board of Directors" in our 2004 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading "Election of Directors" in our 2004 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2004 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

Reference is made to the information appearing under the heading "Code of Ethics" in our 2004 Proxy Statement, which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information appearing under the heading "Executive Compensation" in our 2004 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to information appearing in our 2004 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information appearing in our 2004 Proxy Statement under the heading "Certain Transactions," which information is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information appearing under the heading "Proposal No. 2:–Ratification of Selection of Independent Auditors–Fees Billed by the Independent Auditor" in our 2004 Proxy Statement, which information is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page

(a)	1.	Consolidated Financial Statements
		Independent Auditors’ Report	38
		Consolidated Balance Sheets as of January 25, 2004 and January 26, 2003	39
		Consolidated Statements of Income for the years ended January 25, 2004, January 26, 2003 and January 27, 2002	40
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended January 25, 2004, January 26, 2003 and January 27, 2002	41
		Consolidated Statements of Cash Flows for the years ended January 25, 2004, January 26, 2003 and January 27, 2002	42
		Notes to Consolidated Financial Statements	43

(a)	2.	Financial Statement Schedules
		Schedule II Valuation and Qualifying Accounts	66

(a)	3.	Exhibits
		The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(b)	4.	Reports on Form 8-K
	(i)
On November 6, 2003, NVIDIA filed a report on Form 8-K, dated November 6, 2003, furnishing under "Item 12. Disclosure of Results of Operations and Financial Condition" its financial information for the three and nine months ended October 26, 2003.

INDEPENDENT AUDITORS’ REPORT

Stockholders and Board of Directors
NVIDIA Corporation:

We have audited the consolidated financial statements of NVIDIA Corporation and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVIDIA Corporation and subsidiaries as of January 25, 2004 and January 26, 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended January 25, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the accompanying notes to consolidated financial statements, effective January 28, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Mountain View, California

February 12, 2004

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 25,	January 26,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$214,422	$346,994
Marketable securities	389,621	681,419
Accounts receivable, less allowances of $11,731 and $17,468 in 2004 and 2003, respectively	196,631	154,501
Inventories	234,238	145,046
Prepaid expenses and other current assets	14,539	12,393
Deferred income taxes	3,261	11,249

Total current assets	1,052,712	1,351,602

Property and equipment, net	190,029	135,152
Deposits and other assets	7,731	10,473
Deferred income taxes	--	43,317
Goodwill	108,909	54,227
Intangible assets, net	39,963	22,244

	$1,399,344	$1,617,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$185,342	$141,129
Accrued liabilities	144,755	228,467
Current portion of note and capital lease obligations	4,015	5,676
Interest payable on convertible debenture	--	4,176

Total current liabilities	334,112	379,448

Deferred income tax liabilities	8,609	--
Capital lease obligations, less current portion	856	4,880
Long-term convertible debenture	--	300,000
Long-term liabilities	4,582	--
Commitments and contingent liabilities – see Note 13

Stockholders’ equity:
Common stock, $.001 par value; 1,000,000,000 shares authorized; 164,145,787 and 157,790,022 shares issued and outstanding in 2004 and 2003, respectively	164	158
Additional paid-in capital	583,481	531,030
Deferred compensation	(5,468)	--
Accumulated other comprehensive income, net	850	3,760
Retained earnings	472,158	397,739

Total stockholders' equity	1,051,185	932,687

	$1,399,344	$1,617,015

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

Revenue	$1,822,945	$1,909,447	$1,369,471
Cost of revenue	1,294,067	1,327,271	850,233
Cost of revenue related to stock option exchange (1)	--	6,164	--

Gross profit	528,878	576,012	519,238
Operating expenses:
Research and development	269,972	224,873	154,752
Sales, general and administrative	165,249	151,485	98,944
In-process research and development	3,500	--	--
Stock option exchange (1)	--	55,668	--
Amortization of goodwill	--	--	10,093
Acquisition related charges	--	--	10,030
Discontinued use of property	--	--	3,687

Total operating expenses	438,721	432,026	277,506

Income from operations	90,157	143,986	241,732
Interest income	18,561	23,246	27,713
Interest expense	(12,010)	(16,467)	(16,173)
Other income (expense), net	3,033	(208)	(523)
Convertible debenture redemption expense	(13,068)	--	--

Income before income tax expense	86,673	150,557	252,749
Income tax expense	12,254	59,758	75,825

Net income	$74,419	$90,799	$176,924

Basic net income per share	$0.46	$0.59	$1.24

Diluted net income per share	$0.43	$0.54	$1.03

Shares used in basic per share computation	160,924	153,513	143,015
Shares used in diluted per share computation	172,707	168,393	171,074

___________________________________________________________________________________________

(1) The $61,832 stock option exchange expense for the year ended January 26, 2003, relates to personnel associated with cost of revenue (for manufacturing personnel), research and development, and sales, general and administrative of $6,164, $35,417 and $20,251, respectively.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Additional	Deferred	Accumulated Other		Total Stock-	Total
	Shares	Amount	Paid in Capital	Compens-ation	Comprehensive Income	Retained Earnings	holders’ Equity	Comprehensive Income

Balances, January 28, 2001	136,915,234	$137	$276,960	$(6)	$--	$130,016	$407,107
Issuance of common stock from stock plans	12,637,896	13	90,830	--	--	--	90,843
Tax benefit from stock plans	--	--	88,932	--	--	--	88,932
Amortization of deferred compensation	--	--	--	6	--	--	6
Issuance cost	--	--	(101)	--	--	--	(101)
Unrealized gain	--	--	--	--	528	--	528	528
Tax effect of unrealized gain	--	--	--	--	(213)	--	(213)	(213)
Cumulative translation adjustments	--	--	--	--	(207)	--	(207)	(207)
Net income	--	--	--	--	--	176,924	176,924	176,924

Balances, January 27, 2002	149,553,130	150	456,621	--	108	306,940	763,819	177,032
Issuance of common stock from stock plans	4,421,823	4	25,483	--	--	--	25,487
Stock option exchange offer	3,815,069	4	39,902	--	--	--	39,906
Tax benefit from stock plans	--	--	9,180	--	--	--	9,180
Deferred compensation	--	--	--	(156)	--	--	(156)
Unrealized gain	--	--	--	--	5,742	--	5,742	5,742
Tax effect of unrealized gain	--	--	--	--	(2,297)	--	(2,297)	(2,297)
Cumulative translation adjustments	--	--	--	--	207	--	207	207
Net income	--	--	--	--	--	90,799	90,799	90,799

Balances, January 26, 2003	157,790,022	158	531,186	(156)	3,760	397,739	932,687	94,451
Issuance of common stock from stock plans	6,355,765	6	37,667	--	--	--	37,673
Tax benefit from stock plans	--	--	8,488	--	--	--	8,488
Deferred compensation	--	--	6,140	(5,984)	--	--	156
Amortization of deferred compensation	--	--	--	672	--	--	672
Unrealized loss, net of related tax effect	--	--	--	--	(4,850)	--	(4,850)	(4,850)
Tax effect of unrealized loss					1,940	--	1,940	1,940
Reclassification adjustment for net gains included in net income	--	--	--	--	--	--	--	(3,159)
Tax effect of reclassification adjustment for net gains included in net income	--	--	--	--	--	--	--	632
Net income	--	--	--	--	--	74,419	74,419	74,419

Balances, January 25, 2004	164,145,787	$164	$583,481	$(5,468)	$850	$472,158	$1,051,185	$68,982

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

Cash flows from operating activities:
Net income	$74,419	$90,799	$176,924
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	3,500	--	--
Depreciation and amortization	82,016	58,216	43,491
Write-off of convertible debenture issuance costs	5,485	--	--
Deferred income taxes	55,135	29,768	(51,914)
Stock-based compensation	--	(156)	364
Amortization of deferred compensation	672	--	6
Issuance of common stock in exchange for stock options	--	39,906	--
Bad debt expense	731	1,917	1,446
Tax benefit from employee stock plans	8,488	9,180	88,932
Changes in operating assets and liabilities:
Accounts receivable	(41,356)	(9,070)	(43,806)
Inventories	(85,126)	68,831	(123,497)
Prepaid income taxes	--	38,016	(38,016)
Prepaid expenses and other current assets	(2,698)	(4,315)	277
Deposits and other assets	(3,482)	63	(13,957)
Accounts payable	43,506	(72,890)	141,717
Accrued liabilities	(44,746)	26,564	108,646
Customer advance / deferred revenue	(46,866)	(11,797)	(129,807)

Net cash provided by operating activities	49,678	265,032	160,806

Cash flows from investing activities:
Purchases of marketable securities	(734,642)	(639,500)	(472,917)
Sales and maturities of marketable securities	1,021,590	422,200	15,320
Purchase of certain assets from various businesses	--	--	(64,109)
Acquisition of businesses	(71,303)	(3,901)	--
Purchases of property and equipment and intangible assets	(127,604)	(63,123)	(96,966)
Release of restricted cash	--	7,000	17,500

Net cash provided by (used in) investing activities	88,041	(277,324)	(601,172)

Cash flows from financing activities:
Redemption of convertible debenture	(300,000)	--	--
Common stock issued under employee stock plans	37,757	25,487	90,476
Sale lease back financing	--	5,734	11,246
Principal payments on capital leases	(8,048)	(4,935)	(2,455)
Issuance costs	--	--	(176)

Net cash provided by (used in) financing activities	(270,291)	26,286	99,091

Change in cash and cash equivalents	(132,572)	13,994	(341,275)
Cash and cash equivalents at beginning of period	346,994	333,000	674,275

Cash and cash equivalents at end of period	$214,422	$346,994	$333,000

Supplemental disclosures of cash flow information:

Cash paid for interest	$15,167	$15,100	$14,830

Cash paid (refund) for income taxes, net	$(211)	$(35,101)	$26,429

Non-cash financing and investing activities:

Assets recorded under capital lease arrangements	$2,528	$--	$--

Unrealized gains/(losses) from marketable securities	$(4,850)	$5,742	$528

Deferred stock-based compensation	$6,140	$--	$--

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, ultra-low power media processors, or UMPs, and related software that are integral to a wide variety of visual computing platforms, including enterprise personal computers, or PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. We operate in one industry segment in the United States and other Americas, Asia and Europe. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Reclassifications

Certain prior year balance sheet and income statement balances were reclassified to conform to the current period presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of NVIDIA Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories and income taxes. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. As of January 25, 2004, our cash and cash equivalents were $214.4 million, which consists of $143.7 million invested in money market funds.

Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as "available-for-sale" under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable debt securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

Inventories

Inventories are stated at the lower of cost, on a weighted average basis, or market. Write-downs to reduce the carrying value of obsolete, slow moving and non-usable inventory to net realizable value are charged to cost of revenue.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Debt Financing Costs

In connection with our convertible subordinated debenture, see Note 13, we incurred certain direct issuance costs from third parties who performed services that assisted in the closing of the transaction. These issuance costs were included in our consolidated balance sheet under "deposits and other assets" and were amortized on a straight line basis over the term of the financing. On October 24, 2003, we fully redeemed the convertible subordinated debenture. In connection with the redemption, we recorded a $13.1 million charge, which included $5.5 million of unamortized issuance costs.

Advertising Expenses

We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal 2004, 2003 and 2002 were approximately $11.3 million, $6.8 million and $4.6 million, respectively.

Stock Split

In August 2001, our Board of Directors approved a two-for-one stock split of our common stock for stockholders of record on August 28, 2001, effected in the form of a 100% stock dividend. The transfer agent distributed the shares resulting from the split on September 17, 2001. All share and per-share numbers contained herein reflect this stock split.

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

We record estimated reductions to revenue for customer programs at the time revenue is recognized.  Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets.  We account for rebates in accordance with Emerging Issues Task Force Issue 01-9, or EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, we accrue for 100% of the potential rebates and do not apply a breakage factor.  Unclaimed rebates, which historically have not been significant, are reversed to revenue upon expiration of the rebate.  Rebates typically expire six months from the date of the original sale.

Our customer programs also include marketing development funds, or MDFs, which we also account for in accordance with EITF 01-9. MDFs represent monies paid to retailers, system builders, OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products.

If market conditions decline, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also record a reduction to revenue by establishing a sales return allowance for estimated product returns at the time revenue is recognized, based primarily on historical return rates. However, if product returns for a particular fiscal period exceed historical return rates we may determine that additional sales return allowances are required to properly reflect our estimated exposure for product returns.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. All marketable securities are held in our name, managed by several investment managers and held by one major custodial institution. Three customers accounted for approximately 54% of our accounts receivable balance at January 25, 2004. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Accounting for Asset Retirement Obligations

In fiscal 2004, we adopted Statement of Financial Accounting Standards No. 143, or SFAS No. 143, Accounting for Asset Retirement Obligations , which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Under our current operating lease agreements for our headquarters facility, we may be obligated to return a minimal amount of property to its original condition upon lease termination based on the landlord’s discretion at that time. We believe this obligation, if any, is immaterial.

Income Taxes

We record income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We also account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 25, 2004 and January 26, 2003. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

  Foreign Currency Translation

We use the U.S. dollar as our functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses and other current assets, property, plant and equipment, deposits and other assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in "Other income (expense), net" and to date have not been significant.

  Comprehensive Income

Comprehensive income consists of net earnings and unrealized gains and losses on available-for-sale securities, recorded net of tax.

Goodwill and Intangible Assets

Effective fiscal 2003, we completed the adoption of Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets . As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In accordance with SFAS No. 142, we have elected to perform our annual impairment review during the fourth quarter. We have completed our annual goodwill impairment test and concluded that there was no impairment. Had SFAS No. 142 been adopted in fiscal 2002, our results would have been as follows:

Year Ended
January 27,
2002

(In thousands, except per share data)

Net income	$176,924
Goodwill and workforce amortization, tax effected	$7,065

Adjusted net income	$183,989
Reported basic earnings per share	$1.24
Reported diluted earnings per share	$1.03
Adjusted basic earnings per share	$1.29
Adjusted diluted earnings per share	$1.08

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, or SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure , amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We use the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based employee compensation plans. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. Compensation cost for our stock-based compensation plans as determined consistent with SFAS No. 123, would have decreased net income to the pro forma amounts indicated below:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

	(In thousands, except per share data)

Net income, as reported	$74,419	$90,799	$176,924
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	537	--	--
Add: Stock option exchange expense included in reported net income, net of related tax effects	--	37,285	--
Deduct: Compensation expense determined under fair value based method for stock options exchanged on October 25, 2002, net of related tax effects	--	(167,714)	--
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74,513)	(37,698)	(89,274)

Pro forma net income (loss)	$443	$(77,328)	$87,650

Basic net income per share – as reported	$0.46	$0.59	$1.24
Basic net income (loss) per share – pro forma	$0.00	$(0.50)	$0.61
Diluted net income per share – as reported	$0.43	$0.54	$1.03
Diluted net income (loss) per share – pro forma	$0.00	$(0.50)	$0.51

For the purpose of the pro forma calculation, the fair value of options granted under the our stock option plans has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

Weighted average expected life of stock options (in years)	4	4	4
Risk free interest rate	2.4%	3.8%	4.3%
Volatility	80%	88%	83%
Dividend yield	--	--	--

For the purpose of the pro forma calculation, the weighted-average per share fair value of options granted during the years ended January 25, 2004, January 26, 2003 and January 25, 2002 was approximately $9.43, $18.29 and $23.94, respectively.

For the purpose of the pro forma calculation the fair value of shares purchased under our Employee Stock Purchase Plan, or the Purchase Plan, has been estimated at the date of purchase using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

Weighted average expected life of stock options (in months)	9	10	6
Risk free interest rate	1.7%	3.7%	4.7%
Volatility	80%	88%	83%
Dividend yield	--	--	--

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the purpose of the pro forma calculation the weighted-average fair value of shares purchased under the Purchase Plan during the year ended January 25, 2004, January 26, 2003 and January 27, 2002 was approximately $3.76, $14.27 and $8.79, respectively.

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

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$74,419	$90,799	$176,924

Denominator:
Denominator for basic net income per share, weighted average shares	160,924	153,513	143,015
Effect of dilutive securities:
Stock options outstanding	11,783	14,880	28,059

Denominator for diluted net income per share, weighted average shares	172,707	168,393	171,074

Net income per share:
Basic net income per share	$0.46	$0.59	$1.24
Diluted net income per share	$0.43	$0.54	$1.03

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

	(In thousands)

Stock options outstanding	7,906	5,892	2,504
Convertible subordinated debentures (equivalent common shares upon assumed conversion)	--	6,472	6,472

	7,906	12,364	8,976

The weighted-average price of stock options excluded from the computation of diluted earnings per share was $29.63, $32.45 and $54.62 for the years ended January 25, 2004, January 26, 2003 and January 27, 2002, respectively. The convertible subordinated debentures were convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for the years ended January 26, 2003 and January 27, 2002. The convertible subordinated debentures were no longer outstanding as of January 25, 2004 due to the redemption on October 24, 2003.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, or EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities , which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in variable effective dates based on the nature as well as the creation date of the VIE. We believe the adoption of FIN 46(R) will not have an impact on our results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, or SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity . SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for certain provisions for mandatorily redeemable controlling interests and non-controlling interests in consolidated limited life entities which have been deferred by the Financial Accounting Standards Board. The adoption of SFAS No. 150 did not have an impact on our results of operations or financial position.

In November 2003, the Emerging Issues Task Force reached a consensus on Issue No. 03-01, or EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments . EITF No. 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results, and the disclosure requirements are included in Note 6.

Note 2 – Acquisition of MediaQ, Inc.

On August 19, 2003, we completed the acquisition of MediaQ, Inc., or MediaQ, a leading provider of graphics and multimedia technology for wireless mobile devices. Our primary reasons for the acquisition of MediaQ, Inc. were to accelerate our entry into the handheld devices market, leverage MediaQ’s two-dimensional, or 2D, and low power capabilities, allowing us to continue to focus on three-dimensional, or 3D, and advanced video efforts, leverage existing MediaQ channel and design wins, and enhance MediaQ’s PDA business through our existing OEM and ODM channels. We believe that these objectives are achievable through the addition of a number of qualified engineers and technical employees from the former MediaQ workforce, thereby enhancing our expertise in the handheld devices market. We consider the former MediaQ workforce, combined with their know-how, to be key factors necessary to achieve the business objectives listed above and to develop future product generations of handheld devices.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate purchase price consisted of cash consideration of approximately $71.3 million, including $1.3 million of direct acquisition costs. Following is a summary of estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

	Fair Market Value	Straight-Line Depreciation/Amortization Period

	(In thousands)

Accounts receivable	$1,505	--
Inventories	4,066	--
Other assets	612	--
Property and equipment	1,460	9 months – 3 years
Deferred income tax assets	1,601	--
In-process research and development	3,500	--
Goodwill	53,695	--
Intangible assets:
Existing technology	13,100	1 – 3 years
Customer relationships	2,100	18 months
Backlog	600	3 months
Non-compete agreement	150	18 months

Total assets acquired	82,389

Current liabilities	(2,115)	--
Current liabilities recognized in connection with the business combination	(2,591)	--
Long-term deferred income tax liabilities	(6,380)	--

Total liabilities assumed	(11,086)

Net assets acquired	$71,303

The amount of the purchase price allocated to purchased in-process research and development, or IPR&D, represents the value assigned to research and development projects of MediaQ that had commenced but had not yet reached technological feasibility and have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs , as clarified by FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The pro forma results of operations have not been presented for the acquisition of MediaQ because the effect of this acquisition was not considered material.

Note 3 – Asset Purchases

During fiscal year 2002, we completed the purchase of certain assets from various businesses, including 3dfx Interactive, Inc., or 3dfx, and other asset purchases, for an aggregate purchase price of approximately $79.1 million. These purchases have been accounted for under the purchase method of accounting. Excluding the 3dfx transaction, the aggregate purchase price for all other purchases is immaterial to our consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 3dfx asset purchase closed on April 18, 2001. The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please refer to Note 13 of the Notes to the Consolidated Financial Statements for further information regarding this litigation.

The 3dfx asset purchase price of $70.0 million and direct transaction costs of $4.2 million were allocated based on fair values presented below. Upon the adoption of Statement of Financial Accounting Standards No. 142, or SFAS No. 142, approximately $3.0 million of intangible assets previously allocated to workforce in place were reclassified into goodwill in fiscal 2003. In addition, amortization of goodwill ceased in accordance with SFAS No. 142.

	Fair Market Value	Straight-Line Amortization Period

	(In thousands)	(Years)

Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	60,418	--

Total	$74,161

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of additional consideration, if any, paid to 3dfx upon the final satisfaction of their liabilities.

Note 4 – Goodwill

The carrying amount of goodwill is as follows:

	January 25, 2004	January 26, 2003

	(In thousands)

3dfx	$50,326	$50,326
MediaQ	53,695	--
Other	4,888	3,901

Total goodwill	$108,909	$54,227

Note 5 – Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years. The components of our amortizable intangible assets are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 25, 2004			January 26, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In thousands)

Technology licenses	$15,178	$(7,161)	$8,017	$7,028	$(3,972)	$3,056
Patents	19,319	(8,992)	10,327	10,319	(4,478)	5,841
Acquired intellectual property	27,067	(10,590)	16,477	11,117	(5,236)	5,881
Trademarks	11,310	(6,283)	5,027	11,310	(4,021)	7,289
Other	250	(135)	115	250	(73)	177

Total intangible assets	$73,124	$(33,161)	$39,963	$40,024	$(17,780)	$22,244

Amortization expense associated with intangible assets for the years ended January 25, 2004 and January 26, 2003 was $16.2 million and $9.6 million, respectively. Amortization expense for the net carrying amount of intangible assets at January 25, 2004 is estimated to be $18.4 million in fiscal 2005, $13.4 million in fiscal 2006, $6.5 million in fiscal 2007, $1.5 million in fiscal 2008 and $0.1 million in fiscal 2009.

Note 6 – Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as "available-for-sale" under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable debt securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for fiscal 2004, fiscal 2003 and fiscal 2002 were $2.9 million, $0.3 million and $0.2 million, respectively.

The following is a summary of cash equivalents and marketable securities at January 25, 2004 and at January 26, 2003:

	January 25, 2004

	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Estimated Fair Value

	(In thousands)

Asset-backed securities	$65,147	$214	$(127)	$65,234
Commercial paper	15,592	--	--	15,592
Obligations of the U.S. government & its agencies	198,084	574	(111)	198,547
U.S. corporate notes, bonds, and obligations	175,678	957	(90)	176,545
Money market	143,661	--	--	143,661

Total	$598,162	$1,745	$(328)	$599,579

Classified as:
Cash equivalents				$209,958
Marketable securities				389,621

Total				$599,579

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)
The fair value of investments with loss positions is $96.9 million at January 25, 2004. We evaluated the nature of these investments, which are primarily obligations of the U.S. government and its agencies and U.S. corporate notes, the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not "other-than-temporary" as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities .

	January 26, 2003

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

	(In thousands)

Asset-backed securities	$92,286	$535	$(635)	$92,186
Commercial paper	109,465	--	--	109,465
Obligations of the U.S. government & its agencies	359,003	2,847	(11)	361,839
U.S. corporate notes, bonds, and obligations	262,914	3,551	(21)	266,444
Money market	192,754	--	--	192,754

Total	$1,016,422	$6,933	$(667)	$1,022,688

Classified as:
Cash equivalents				$341,269
Marketable securities				681,419

Total				$1,022,688

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at January 25, 2004 and at January 26, 2003 by expected maturity are shown below.

	January 25, 2004		January 26, 2003

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In thousands)

Less than one year	$282,762	$283,123	$592,025	$593,714
Due in 1 – 5 years	315,400	316,456	424,397	428,974

Total	$598,162	$599,579	$1,016,422	$1,022,688

Note 7 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 25,	January 26,
	2004	2003

Inventories:	(In thousands)

Raw materials	$22,131	$17,510
Work in-process	44,523	13,179
Finished goods	167,584	114,357

Total inventories	$234,238	$145,046

At January 25, 2004, we had outstanding inventory purchase obligations totaling $213.3 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 25,	January 26,
	2004	2003

Property and Equipment:	(In thousands)

Software	$116,150	$48,006
Test equipment	73,287	49,961
Computer equipment	70,173	54,479
Leasehold improvements	58,649	54,416
Construction in process	1,620	4,862
Office furniture and equipment	17,996	17,359

	337,875	229,083
Accumulated depreciation and amortization	(147,846)	(93,931)

Property and equipment, net	$190,029	$135,152

Depreciation expense for fiscal 2004, 2003 and 2002 was $59.3 million, $42.6 million and $24.3 million, respectively. Assets recorded under capital leases included in property and equipment were $19.5 million and $17.1 million as of January 25, 2004 and January 26, 2003, respectively. Related accumulated amortization was $14.0 million and $8.7 million as of January 25, 2004 and January 26, 2003, respectively.

	January 25,	January 26,
	2004	2003

Accrued Liabilities:	(In thousands)

Accrued customer programs	$54,875	$50,018
Customer advances	11,530	58,396
Taxes payable	29,609	82,952
Accrued payroll and related expenses	30,270	20,575
Deferred rent	8,151	5,050
Other	10,320	11,476

Total accrued liabilities	$144,755	$228,467

Note 8 – Guarantees

Financial Accounting Standards Board Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities.

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for fiscal 2004, fiscal 2003 and fiscal 2002 are as follows:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period

	(In thousands)
Year ended January 25, 2004
Allowance for sales returns	$13,228	$23,796	$(27,603)	$9,421

Year ended January 26, 2003
Allowance for sales returns	$15,586	$20,147	$(22,505)	$13,228

Year ended January 27, 2002
Allowance for sales returns	$7,092	$17,171	$(8,677)	$15,586

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) Allowances for sales returns are charged as a reduction to revenue.

(2) Represents amounts written off against the allowance for sales returns.

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product and employee liabilities. We have also on occasion included intellectual property indemnification provisions in the terms of our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, historically costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnifications.

Note 9 - Stockholders’ Equity

Convertible Preferred Stock

As of January 25, 2004, there were no shares of preferred stock outstanding and we have no current plans to issue any of the authorized preferred stock.

2000 Nonstatutory Equity Incentive Plan

On August 1, 2000, our Board of Directors approved the 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, to provide for the issuance of our common stock to employees and affiliates who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Option grants issued under the 2000 plan generally expire in six to 10 years. The Compensation Committee appointed by the Board of Directors has the authority to amend the 2000 Plan and to determine the option term, exercise price and vesting period of each grant. Initial option grants generally vest ratably over a four-year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Subsequent option grants generally vest quarterly over a four-year period. There were a total of 21,939,202 shares authorized for issuance and 10,309,447 shares available for future issuance under the 2000 Plan as of January 25, 2004.

1998 Equity Incentive Plan

The Equity Incentive Plan, or the 1998 Plan, was adopted by our Board of Directors on February 17, 1998 and was approved by our stockholders on April 6, 1998 as an amendment and restatement of our then existing Equity Incentive Plan which had been adopted on May 21, 1993. The 1998 Plan provides for the issuance of our common stock to directors, employees and consultants. The 1998 Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. On the last day of each fiscal year, starting with the year ending January 31, 1999, the aggregate number of shares of common stock that are available for issuance are automatically increased by a number of shares equal to five percent (5%) of our outstanding common stock on such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method. There were a total of 110,094,385 shares authorized for issuance and 18,647,584 shares available for future issuance under the 1998 Plan as of January 25, 2004.

Pursuant to the 1998 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

Option grants issued under the 1998 Plan generally expire in six to 10 years. Vesting periods are determined by the Board of Directors. However, initial option grants under the 1998 Plan generally vest ratably over a four year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Subsequent option grants generally vest quarterly over a four year period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1998 Non-Employee Directors’ Stock Option Plan

In February 1998, our Board of Directors adopted the 1998 Non-Employee Directors’ Stock Option Plan, or the Directors Plan, to provide for the automatic grant of non-qualified options to purchase shares of our common stock to directors of us who are not employees or consultants of us or of an affiliate of us. The Directors Plan was amended on May 22, 2002.

Under the amended Directors Plan, each non-employee director who is elected or appointed to our Board of Directors for the first time is automatically granted an option to purchase 75,000 shares, which vests quarterly over a three-year period, or Initial Grant. Previously, such a director was entitled to a grant of 200,000 shares, vesting monthly over a four-year period.

Under the amended Directors Plan, on August 1, 2002, each non-employee director was automatically granted an option to purchase 75,000 shares, which will vest 33% on the first anniversary of the grant date, with the remaining 66% vesting quarterly over the second and third years after the date of grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant, or 2002 Grants. Previously, such a director was entitled to an annual grant of 80,000 shares, vesting 100% on the first anniversary of the date of the grant.

On August 1, 2003 and on each August 1 thereafter, each non-employee director will be automatically granted an option to purchase 25,000 shares, or Annual Grant. These Annual Grants will begin vesting on the second anniversary of the date of the grant and vest quarterly during the next year. The Annual Grants will be fully vested on the third anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant.

On August 1, 2002 and each August 1 of each year thereafter, each non-employee director who is a member of a committee of the Board of Directors will automatically be granted an option to purchase 5,000 shares, or Committee Grant. The Committee Grants vest in full on the first anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant. Previously, such a director was entitled to a grant of 20,000 shares, vesting in full on the first anniversary of the date of the grant.

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

The Compensation Committee administers the amended Directors Plan. A total of 1,200,000 shares have been authorized and issued under the amended Directors Plan of which none is available for future issuance as of January 25, 2004. In July 2000, our Board of Directors amended the 1998 Plan to incorporate the automatic grant provisions of the amended Directors Plan. Future grants to non-employee directors will be made out of the 1998 Plan until such time as shares may become available under the amended Directors Plan.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

In February 1998, our Board of Directors approved the 1998 Employee Stock Purchase Plan, or the Purchase Plan. In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of our fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares of us on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 26,000,000 shares. There are a total of 19,199,814 shares authorized for issuance. At January 25, 2004, 3,760,932 shares have been issued under the Purchase Plan and 15,438,882 shares are available for future issuance.

The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, separate offering periods shall be no longer than 27 months. Under the current offering adopted pursuant to the Purchase Plan, each offering period is 24 months, which is divided into four purchase periods of 6 months.

Employees are eligible to participate if they are employed by us or an affiliate of us designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period at 85% at the fair market value of the common stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

The following summarizes the transactions under the 1998 Plan, 2000 Plan and Directors Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Price Per Share

Balances, January 28, 2001	13,080,404	50,549,356	$10.30
Authorized	9,954,182	--	--
Granted	(15,159,700)	15,154,700	38.14
Exercised	--	(12,282,958)	6.87
Cancelled	1,541,369	(1,541,369)	13.90

Balances, January 27, 2002	9,416,255	51,879,729	19.14
Authorized	13,957,063	--	--
Granted	(8,522,650)	8,522,650	28.09
Shares of common stock issued in exchange for stock options	(3,815,069)	--	--
Exercised	--	(3,816,695)	4.62
Cancelled - unvested (1)	18,067,604	(18,067,604)	36.53
Cancelled – vested (2)	2,882,376	(2,882,376)	32.51

Balances, January 26, 2003	31,985,579	35,635,704	12.93
Authorized	8,796,156	--	--
Granted	(12,680,144)	12,675,144	14.77
Exercised	--	(4,688,703)	5.17
Cancelled	855,440	(855,440)	19.26

Balances, January 25, 2004	28,957,031	42,766,705	$14.20

(1)    Includes 16,193,886 unvested stock options cancelled in exchange for shares of common stock.

(2)    Includes 2,649,607 vested stock options cancelled in exchange for shares of common stock.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding as of January 25, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.09 - $0.09	12,000	2.6	$0.09	12,000	$0.09
0.33 – 0.33	166,900	3.6	$0.33	166,900	$0.33
0.66 – 0.79	571,360	3.9	$0.75	571,360	$0.75
1.04 – 1.38	357,291	4.0	$1.31	357,291	$1.31
1.58 – 2.25	4,915,622	4.4	$1.78	4,914,122	$1.78
4 .09 – 5.88	4,644,781	5.6	$4.80	4,185,698	$4.77
7.65 – 11.07	4,744,990	7.0	$9.41	2,431,695	$9.45
11.51 – 17.18	14,880,723	6.1	$14.52	4,265,731	$15.18
17.53 – 26.25	7,838,336	6.7	$20.12	4,130,320	$19.79
26.38 – 39.54	4,003,202	7.1	$32.36	2,392,121	$30.83
42.98 – 53.61	631,000	7.6	$43.36	614,562	$43.17
65.47 – 65.47	500	8.0	$65.47	218	$65.47

$0.09 - $65.47	42,766,705	6.1	$14.20	24,042,018	$12.46

Note 10 – Retirement Plan

We have a 401(k) Retirement Plan, or the Plan, covering substantially all of our United States employees. Under the Plan, participating employees may defer up to 100 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.

Note 11 – Stock Option Exchange

On September 26, 2002, we commenced an offer, or the Offer, to our employees to exchange outstanding stock options with exercise prices equal to or greater than $27.00 per share, or Eligible Options. Stock options to purchase an aggregate of approximately 20,615,000 shares were eligible for tender at the commencement of the Offer, representing approximately 39% of our outstanding stock options as of the commencement date. Only employees of NVIDIA or one of our subsidiaries as of September 26, 2002 who continued to be employees through the Offer termination date of October 24, 2002 were eligible to participate in the Offer. Employees who were on medical, maternity, worker’s compensation, military or other statutorily protected leave of absence, or a personal leave of absence, were also eligible to participate in the Offer. Employees who were terminated on or before the Offer termination date of October 24, 2002, were not eligible to participate in the Offer. In addition, our Chief Executive Officer and Chief Financial Officer and members of our Board of Directors were not eligible to participate in this Offer.

Eligible employees who participated in the Offer received, in exchange for the cancellation of Eligible Options, a fixed amount of consideration, represented by fully vested, non-forfeitable common stock less applicable withholding taxes, equal to the number of shares underlying such Eligible Options, multiplied by $3.20, less the amount of applicable tax withholdings, divided by $10.46, the closing price of our common stock as reported on the Nasdaq National Market on October 24, 2002. We concluded that the consideration paid for the Eligible Options represented "substantial consideration" as required by Issue 39(f) of EITF Issue No. 00-23 "Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44," as the $3.20 per Eligible Option was at least the fair value for each Eligible Option, as determined using the Black-Scholes option-pricing model. In determining the fair value of the Eligible Options using the Black-Scholes option-pricing model, we used the following assumptions: (i) the expected remaining life was deemed to be the remaining term of the options, which was approximately 7.8 years; (ii) a volatility of 50.0% during the expected life; (iii) a risk-free interest rate of 3.71%; and (iv) no dividends. The amount of $3.20 per Eligible Option was established at the commencement of the offer period and remained unchanged throughout the offer period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On October 24, 2002, the offer period ended and we were obligated to exchange approximately 18,843,000 Eligible Options for total consideration of $61.8 million, consisting of $39.9 million in fully vested, non-forfeitable shares of our common stock (approximately 3,815,000 shares) and $21.9 million in employer and employee related taxes. The number of fully vested, non-forfeitable shares of our common stock to be issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of our common stock on October 24, 2002, of $10.46 per share.

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

Note 12 - Discontinued Use of Property

We moved into our new headquarters in June 2001 and was still obligated to pay rent for a portion of our previous office space. Since relocating, we have been unable to secure a subtenant for our previous office space due to the decrease in demand for commercial rental space as a result of the declining economy. We recorded a loss of approximately $3.7 million during fiscal 2002 for the remaining costs related to the preexisting lease, including rental payments, capitalized leasehold improvements, and furniture and fixtures, as the leased property or improvements have no substantive future use or benefit. In December 2001, we filed a complaint against Extreme Networks Inc., the sublessor of the property, seeking payment of lease payments and other property charges for the period of July 2001 through December 2001 and seeking a declaration that we are not liable for any future payments under the lease. In July, 2003, we settled the matter with Extreme Networks and in August, 2003, the complaint was dismissed with prejudice.

Note 13 - Financial Arrangements, Commitments and Contingencies

Convertible Subordinated Debentures

In October 2000, we sold $300.0 million of convertible subordinated debentures, or the Notes, due October 15, 2007 in a public offering. Proceeds from the offering were approximately $290.8 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering totaled $9.2 million and were amortized to interest expense over the term of the Notes. Interest on the Notes accrued at the rate of 4¾% per annum and was payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. Interest expense, excluding the amortization of issuance costs, related to the Notes for fiscal 2004, 2003 and 2002 was $10.4 million, $14.2 million and $14.2 million, respectively. The Notes were redeemable at our option on or after October 20, 2003 and were also convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 24, 2003, we fully redeemed the Notes. The aggregate principal amount of the Notes outstanding was $300.0 million, which included $18.6 million of Notes that we had purchased in the open market during the three months ended October 26, 2003. The redemption price was equal to approximately 102.7% of the outstanding principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with the redemption of the Notes, we recorded a charge in our consolidated income statement of approximately $13.1 million, which included a $7.6 million redemption premium and $5.5 million of unamortized issuance costs.

Lease Obligations

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of five buildings. The related leases expire in 2012 and each includes two seven-year renewals at our option. Future minimum lease payments under these operating leases total approximately $193.8 million over the remaining terms of the leases and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other office facilities under operating leases expiring through fiscal 2013. Future minimum lease payments under our noncancelable capital and operating leases as of January 25, 2004, are as follows:

Year ending January:	Operating	Capital

	(In thousands)

2005	$24,635	$4,179
2006	24,887	868
2007	25,063	--
2008	25,500	--
2009	25,125	--
2010 and thereafter	81,032	--

Total	$206,242	5,047

Less amount representing interest at rates ranging from 5% - 10%		(176)

Present value of minimum lease payments		4,871
Less current portion		4,015

Long term portion		$856

Rent expense for the years ended January 25, 2004, January 26, 2003 and January 27, 2002 was approximately $26.4 million, $25.6 million and $13.8 million, respectively.

The following is an analysis of the property and equipment under capital leases by major classes:

	January 25,	January 26,
	2004	2003

Classes of Property and Equipment:	(In thousands)

Computer equipment	$4,331	$4,347
Test equipment	9,309	6,895
Office equipment and furniture	5,232	5,261
Software and other	634	634

	19,506	17,137
Accumulated amortization	(14,016)	(8,683)

Leased property and equipment, net	$5,490	$8,454

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The asset purchase closed on April 18, 2001. In May 2002, we were served with a complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In December 2002, we were served with a complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer. The landlords’ are seeking to recover, among other things, amounts owed on their leases in the aggregate amount of approximately $10 million. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer. The Trustee’s complaint seeks additional payments from us, the amount of which has not been quantified. The landlords’ actions have been removed to the Bankruptcy Court from the Superior Court of California and consolidated with the Trustee’s action for purposes of discovery. Discovery is currently proceeding and no trial date has been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

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

Note 14 – Income Taxes

The provision for income taxes applicable to income before income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

	(In thousands)
Current:
Federal	$--	$--	$--
State	221	135	134
Foreign	(51,590)	20,555	38,673

Total current	(51,369)	20,690	38,807
Deferred:
Federal	19,861	20,569	(43,738)
State	35,274	9,319	(8,176)
Foreign	--	--	--

Total deferred	55,135	29,888	(51,914)
Charge in lieu of taxes attributable to employer stock option plans	8,488	9,180	88,932

Provision for income taxes	$12,254	$59,758	$75,825

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income before income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

	(In thousands)

Domestic	$(17,816)	$20,764	$39,613
Foreign	104,489	129,793	213,136

	$86,673	$150,557	$252,749

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

	(In thousands)

Tax expense computed at Federal Statutory Rate	$30,336	$52,695	$88,462
State income taxes (benefit), net of federal tax effect	544	(4,241)	(531)
Foreign tax rate differential	(11,671)	23,222	(7,489)
Research and experimental credit	(5,230)	(12,048)	(4,736)
In-process research and development	1,225	--	--
Change in estimates	(36,766)	--	--
Increase in beginning of year valuation allowance	33,599	--	--
Other	217	130	119

Provision for income taxes	$12,254	$59,758	$75,825

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 25,	January 26,
	2004	2003

Deferred tax assets:	(In thousands)

Net operating loss carryforwards	$105,503	$57,988
Accruals and reserves, not currently deductible for tax purposes	10,286	10,243
Property, equipment and intangible assets	19,194	5,733
Research and other tax credit carryforwards	99,806	87,265

Gross deferred tax assets	234,789	161,229
Less valuation allowance	(182,669)	(106,663)

Net deferred tax assets	52,120	54,566
Deferred tax liabilities:
Unremitted earnings of foreign subsidiary(ies)	(57,468)	--

Net deferred tax asset (liability)	$(5,348)	$54,566

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 25, 2004, we had a valuation allowance of $182.7 million. Of the total valuation allowance, $117.0 million is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, if and when realization is sustained, would be accounted for as a credit to stockholders' equity. Of the remaining valuation allowance as of January 25, 2004, $21.4 million relates to federal and state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not more likely than not to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $44.3 million relates to certain state deferred tax assets that management determined not more likely than not to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to certain state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

During fiscal 2004, we recorded an income tax benefit of approximately $75.0 million related to settlement of certain tax contingencies and an income tax expense of approximately $38.2 million for the accrual of U.S. deferred income taxes on previous permanently reinvested foreign earnings through January 26, 2003, which nets to an income tax benefit of $36.8 million.

We have not provided for U.S. income taxes on a cumulative total of approximately $152.5 million of undistributed earnings as of as of January 25, 2004 for certain non-U.S. subsidiaries as we intend to reinvest these earnings indefinitely in operations outside the U.S.

As of January 25, 2004, we had a federal net operating loss carryforward of approximately $280.3 million and cumulative state net operating loss carryforwards of approximately $162.2 million. The federal net operating loss carryforward will expire beginning in fiscal year 2012 and the state net operating loss carryforwards will begin to expire in fiscal year 2005 according to the rules of each particular state. As of January 25, 2004, we had federal research and experimentation tax credit carryforwards of approximately $60.3 million that will begin to expire in fiscal year 2008; and federal foreign tax credit carryforwards of approximately $0.2 million that will begin to expire in fiscal year 2006. The research and experimentation tax credit carryforward attributable to states is approximately $50.4 million, of which approximately $49.1 million is attributable to the State of California and may be carried over indefinitely, and approximately $1.3 million is attributable to various other states and will expire beginning in fiscal year 2016 according to the rules of each particular state. We have other California state tax credit carryforwards of approximately $3.3 million that will begin to expire in fiscal year 2006. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

Note 15 – Microsoft Agreement

On March 5, 2000, we entered into an agreement with Microsoft, or the Microsoft Agreement, in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. The terms of the Microsoft Agreement also state that in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. In April 2000, Microsoft paid us $200.0 million under the Microsoft Agreement as an advance against processor purchases and for licensing its technology. This advance was fully utilized by purchases made by Microsoft through the quarter ended April 28, 2002 and Microsoft is currently paying in advance for the two-chip platform processors sold to it.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We were engaged with Microsoft in discussions related to pricing and volumes of the Xbox platform processors. The Microsoft Agreement contemplated the use of a third party to resolve disputed matters, and on April 23, 2002 Microsoft submitted the pricing dispute to binding arbitration. On February 6, 2003, NVIDIA and Microsoft announced that arbitration was over and the companies had settled all issues related to pricing of the Microsoft Xbox platform processors. In addition to resolving this pricing dispute, we have agreed to collaborate with Microsoft on future cost reductions for the Xbox, together the Microsoft Settlement. As a result of the Microsoft Settlement, we recorded $40.4 million in additional revenue in the fourth quarter of fiscal 2003. The balance of $35.1 million in payments that we had received from Microsoft in excess of revenue recognized on sales to Microsoft as of January 26, 2003 was not required to be returned to Microsoft and rather was left with us to credit towards future purchases. This amount was classified as "Customer Advances" within the balance of Accrued Liabilities in our consolidated balance sheet as of January 26, 2003.

Note 16 - Segment Information

We design, develop and market GPUs, MCPs, UMPs and related software. We operate in one industry segment in the United States and other Americas, Asia and Europe. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Revenue by geographical region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers’, or CEMs’, and add-in board and motherboard manufacturers’ revenue is attributable to end customers located in a different location. The following table summarizes information pertaining to our operations in different geographic areas:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

Revenue:	(In thousands)

U.S. and Other Americas	$450,869	$603,750	$243,697
Asia Pacific	1,265,329	1,232,942	1,071,726
Europe	106,747	72,755	54,048

Total revenue	$1,822,945	$1,909,447	$1,369,471

	As of	As of
	January 25,	January 26,
	2004	2003

Long-lived assets (including property & equipment, goodwill and intangible assets):	(In thousands)

U.S. and Other Americas	$335,167	$208,698
Asia Pacific	1,653	1,365
Europe	2,081	1,560

Total long-lived assets	$338,901	$211,623

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended	Year Ended	Year Ended
	January 25,	January 26,	January 27,
	2004	2003	2002

Revenue:

Customer A	12%	15%	14%
Customer B	15%	23%	9%
Customer C	12%	9%	10%
Customer D	21%	17%	20%

	As of	As of
	January 25,	January 26,
	2004	2003

Accounts Receivable:

Customer A	15%	12%
Customer B	--	--
Customer C	18%	17%
Customer D	21%	18%

Note 17 – Quarterly Summary (Unaudited)

	Fiscal 2004 Quarters Ended

	Jan. 25, 2004	Oct. 26, 2003	July 27, 2003	April 27, 2003

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$472,119	$486,069	$459,774	$404,983
Cost of revenue	$333,914	$351,938	$329,800	$278,415
Gross profit	$138,205	$134,131	$129,974	$126,568
Net income	$24,166	$6,356	$24,150	$19,747
Basic net income per share	$0.15	$0.04	$0.15	$0.12
Diluted net income per share	$0.14	$0.04	$0.14	$0.12

	Fiscal 2003 Quarters Ended

	Jan. 26, 2003	Oct. 27, 2002	July 28, 2002	April 28, 2002

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$468,953	$430,304	$427,285	$582,905
Cost of revenue	$301,442	$322,106	$327,983	$375,740
Cost of revenue related to stock option exchange	$--	$6,164	$--	$--
Gross profit	$167,511	$102,034	$99,302	$207,165
Net income (loss)	$50,936	$(48,636)	$5,254	$83,245
Basic net income (loss) per share	$0.32	($0.32)	$0.03	$0.55
Diluted net income (loss) per share	$0.30	($0.32)	$0.03	$0.47

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (3)	Deductions	Balance at End of Period

	(In thousands)
Year ended January 25, 2004
Allowance for sales returns and allowances	$13,228	$23,796	$(27,603) (1)	$9,421

Allowance for doubtful accounts	$4,240	$731	$(2,661) (2)	$2,310

Year ended January 26, 2003
Allowance for sales returns and allowances	$15,586	$20,147	$(22,505) (1)	$13,228

Allowance for doubtful accounts	$2,493	$2,413	$(666) (2)	$4,240

Year ended January 27, 2002
Allowance for sales returns and allowances	$7,092	$17,171	$(8,677) (1)	$15,586

Allowance for doubtful accounts	$1,311	$2,628	$(1,446) (2)	$2,493

______________________________
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

4.4(7)	Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999.
10.1(8)	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers.
10.2(9)	1998 Equity Incentive Plan, as amended.
10.5(10)	1998 Employee Stock Purchase Plan, as amended.
10.6(11)	Form of Employee Stock Purchase Plan Offering, as amended.
10.7(12)	1998 Non-Employee Directors’ Stock Option Plan.
10.11(13)	2000 Nonstatutory Equity Incentive Plan, as amended
10.12(14)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A.
10.13(15)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B.
10.14(16)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C.
10.15(17)	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D.
10.16(18)	Employment Agreement between NVIDIA Corporation and David Shannon, dated July 12, 2002.
10.17(19)	Employment Agreement between NVIDIA Corporation and Marvin Burkett, dated August 12, 2002.
21.1(20)	List of Registrant’s Subsidiaries.
23.1(20)	Consent of KPMG LLP.
24	Power of Attorney (included in signature page)
31.1(20)	Rule 13a-14(a)/15d-14(a) President and Chief Executive Officer Certification
31.2 (20)	Rule 13a-14(a)/15d-14(a) President and Chief Financial Officer Certification
32.1(20)*	Certification of the Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
32.2(20)*	Certification of the Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Nvidia Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

(1)	Previously filed as Exhibit 2.1 to our Annual Report on Form 10-K405, for the year ended January 28, 2001 filed on April 27, 2001 (No. 000-23985) and incorporated by reference herein.
(2)	Previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 filed on March 23, 1999 (No. 333-74905) and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.4 to our Quarterly Report on Form 10-Q, for the quarter ended July 28, 2002 filed on September 10, 2002 (No. 000-23985) and incorporated by reference herein.
(4)	Previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q, for the quarter ended July 29, 2001 filed on September 10, 2001 (No. 000-23985) and incorporated by reference herein.
(5)	Previously filed as Exhibit 4.2 to our Registration Statement on Form S-1/A filed on April 24, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(6)	Previously filed as Exhibit 4.3 to our Registration Statement on Form S-1/A filed on Nov. 20, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(7)	Previously filed as Exhibit 4.4 to our Quarterly Report on Form 10-Q, for the quarter ended May 2, 1999 filed on June 15, 1999 (No. 000-23985) and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 filed on March 6, 1998 (No. 333-47495), as amended, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.2 to our Annual Report on Form 10-K, for the year ended January 26, 2003 filed on April 25, 2003 (No. 000-23985) and incorporated by reference herein.
(10)	Previously filed as Exhibit 99.4 to our Registration Statement on Form S-8 filed on December 8, 2000 (No. 333-51520) and incorporated by reference herein.
(11)	Previously filed as Exhibit 99.5 to our Registration Statement on Form S-8 filed on September 23, 2002 (No. 333-100010) and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q/A, for the quarter ended April 28, 2002 filed on July 3, 2002 (No. 000-23985) and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.11 to our Annual Report on Form 10-K, for the year ended January 26, 2003 filed on April 25, 2003 (No. 000-23985) and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.1 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.2 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.3 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.4 to our Registration Statement on Form S-3/A filed on April 20, 2000 (No. 333-33560), as amended, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q, for the quarter ended October 27, 2002 filed on December 10, 2002 (No. 000-23985) and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q, for the quarter ended October 27, 2002 filed on December 10, 2002 (No. 000-23985) and incorporated by reference herein.
(20)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

NVIDIA Corporation

By /s/ JEN-HSUN HUANG_______
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

Signature	Title	Date

President, Chief Executive Officer
/s/ JEN-HSUN HUANG	and Director (Principal Executive Officer)

Jen-Hsun Huang		March 29, 2004

/s/ MARVIN D. BURKETT	Chief Financial Officer (Principal Financial and Accounting Officer)

Marvin D. Burkett		March 29, 2004

/s/ TENCH COXE

Tench Coxe	Director	March 29, 2004

/s/ JAMES C. GAITHER

James C. Gaither	Director	March 29, 2004

/s/ HARVEY C. JONES

Harvey C. Jones	Director	March 29, 2004

/s/ WILLIAM J. MILLER

William J. Miller	Director	March 29, 2004

/s/ A. BROOKE SEAWELL

A. Brooke Seawell	Director	March 29, 2004

/s/ MARK A. STEVENS

Mark A. Stevens	Director	March 29, 2004

