Form 10-K/A
period 2004-01-25
NVIDIA CORP
filed 2004-05-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K/A
________________
Amendment No. 1

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 25, 2004
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Rule 12b-2) Yes  ☒  No  ☐

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

The number of shares of common stock outstanding as of April 30, 2004 was 165,907,622.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 29, 2004, and is being filed solely to amend Part III, Item 10 through Item 14. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.

In addition, we have filed the following exhibits herewith:

31.3Rule 13a-14(a)/15d-14(a) President and Chief Executive Officer Certification.

31.4 Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

NVIDIA CORPORATION

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The following information regarding our directors is as of January 25, 2004.

Tench Coxe, age 46, has served as an NVIDIA director since June 1993. Mr. Coxe is a managing director of Sutter Hill Ventures, a venture capital investment firm. Prior to joining Sutter Hill Ventures in 1987, Mr. Coxe was Director of Marketing and MIS at Digital Communication Associates. Mr. Coxe also serves on the Board of Directors of Clarus Corporation, a holding company, Copper Mountain Networks Inc., a provider of high speed DSL solutions, eLoyalty Corporation, a customer loyalty software firm, and several privately held companies. Mr. Coxe holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from Harvard Business School.

James C. Gaither, age 66, has served as an NVIDIA director since December 1998. Mr. Gaither is a managing director of Sutter Hill Ventures, a venture capital investment firm. He is a retired partner of the law firm of Cooley Godward LLP and was a partner of the firm from 1971 until July 2000 and senior counsel to the firm from July 2000 to 2003. Prior to beginning his law practice with the firm in 1969, Mr. Gaither served as a law clerk to The Honorable Earl Warren, Chief Justice of the United States, Special Assistant to the Assistant Attorney General in the United States Department of Justice and Staff Assistant to the President of the United States, Lyndon Johnson. Mr. Gaither is a former president of the Board of Trustees at Stanford University and is Vice Chairman of the Board of Directors of The William and Flora Hewlett Foundation and Chairman of the Board of Trustees of The Carnegie Endowment for International Peace. Mr. Gaither currently serves on the Board of Directors of Levi Strauss & Company, a manufacturer and marketer of brand-name apparel, and Siebel Systems, Inc., an information software systems company. Mr. Gaither holds a B.A. in Economics from Princeton University and a J.D. degree from Stanford University Law School.

Jen-Hsun Huang, age 41, co-founded NVIDIA in April 1993 and has served as our President, Chief Executive Officer and a member of the Board of Directors since our inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions, most recently as Director of Coreware, the business unit responsible for LSI’s “system-on-a-chip” strategy. From 1984 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, Inc., a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

Harvey C. Jones, age 51, has served as an NVIDIA director since November 1993. Mr. Jones is the Chairman of the Board of Directors of Tensilica Inc., a privately-held company he co-founded in 1997. Tensilica designs and licenses application-specific microprocessors for use in high-volume embedded systems. From December 1987 through February 1998, Mr. Jones held various positions at Synopsys, Inc., where he served as Chief Executive Officer through January 1994 and as Executive Chairman of the Board of Directors until February 1998. Prior to Synopsys, Mr. Jones served as President and Chief Executive Officer of Daisy Systems Corporation, a computer-aided engineering company that he co-founded in 1981. Mr. Jones currently serves on the Board of Directors of Wind River Systems, an embedded software and services provider, and several privately-held companies. Mr. Jones holds a B.S. degree in Mathematics and Computer Sciences from Georgetown University and an M.S. degree in Management from Massachusetts Institute of Technology.

William J. Miller, age 58, has served as an NVIDIA director since November 1994. Mr. Miller has acted as an independent consultant to several technology companies since October 1999. From April 1996 through October 1999, Mr. Miller was Chief Executive Officer and Chairman of the Board of Directors of Avid Technology, Inc., a provider of digital tools for multimedia. Mr. Miller also served as President of Avid Technology from September 1996 through October 1999. From March 1992 to October 1995, Mr. Miller served as Chief Executive Officer of Quantum Corporation, a mass storage company. He was a member of the Board of Directors of Quantum, and Chairman thereof, from May 1992 and September 1993, respectively, to August 1995. From 1981 to March 1992, he served in various positions at Control Data Corporation, a supplier of computer hardware, software and services, most recently as Executive Vice President and President, Information Services. Mr. Miller serves on the Board of Directors of Waters Corporation, a scientific instrument manufacturing company, and ViewSonic Corporation, a global provider of visual technology. Mr. Miller holds B.A. and J.D. degrees from the University of Minnesota.

A. Brooke Seawell, age 56, has served as an NVIDIA director since December 1997. Mr. Seawell is a Venture Partner at Technology Crossover Ventures. Mr. Seawell has been a partner of Technology Crossover Ventures since February 2000. Mr. Seawell served as NVIDIA’s interim Chief Financial Officer during the fourth quarter of NVIDIA’s 1999 fiscal year. Mr. Seawell acted as an independent consultant to several technology companies from 1999 to 2000. From 1997 to 1998, Mr. Seawell was Executive Vice President of NetDynamics, Inc., an Internet application server software company. From 1991 to 1997, Mr. Seawell was Senior Vice President and Chief Financial Officer of Synopsys, Inc., an electronic design automation software company. Mr. Seawell also serves on the Board of Directors of Informatica Corporation, a data integration software company, and several privately held companies. Mr. Seawell holds a B.A. degree in Economics and an M.B.A. degree in Finance from Stanford University.

Mark A. Stevens, age 44, has served as an NVIDIA director since June 1993. Mr. Stevens has been a managing member of Sequoia Capital, a venture capital investment firm, since March 1993. Prior to that time, beginning in July 1989, he was an associate at Sequoia Capital. Prior to joining Sequoia, he held technical sales and marketing positions at Intel Corporation. Mr. Stevens currently serves on the Board of Directors of Pixelworks, Inc., a fabless semiconductor company developing image processors, and several privately held companies. Mr. Stevens holds a B.S.E.E. degree, a B.A. degree in Economics and an M.S. degree in Computer Engineering from the University of Southern California and an M.B.A. degree from Harvard Business School.

Identification of Executive Officers

Information regarding our executive officers is contained in Part I of the Annual Report on Form 10-K in "Item 1. Business - Management" and is incorporated herein by reference.

Identification of Audit Committee and Financial Expert

The Audit Committee of the Board of Directors oversees NVIDIA’s corporate accounting and financial reporting process. Three directors comprise the Audit Committee: Messrs. Miller, Seawell and Stevens. Mr. Miller serves as Chairman of the Audit Committee.

The Board of Directors annually reviews the Nasdaq National Market listing standards definition of independence for Audit Committee members and has determined that all members of NVIDIA’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq National Market listing standards). Securities and Exchange Commission, or SEC, regulations require NVIDIA to disclose whether a director qualifying as an “audit committee financial expert” serves on the NVIDIA’s Audit Committee. The Board of Directors has determined that Mr. Seawell qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Seawell’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Stockholder Communications with the Board of Directors and Director Nominations

We have not adopted a formal process for stockholder communications with the Board of Directors. Nevertheless, consistent efforts have been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders, as appropriate. We believe our responsiveness to stockholder communications to the Board of Directors has been excellent. Nevertheless, during the upcoming year the Nominating and Corporate Governance Committee will give full consideration to the adoption of a formal process for stockholder communications with the Board of Directors and how best to consider stockholder suggestions for director nominations and, if adopted, publish it promptly and post it to our website.

Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended January 25, 2004, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with. However, in August 1999, Mr. Miller failed to file a Form 4 reporting the acquisition of 936 shares of our common stock from a partnership distribution.  Further, On May 5, 2003, we submitted to the SEC for filing four Form 4s reporting a stock option grant for 200,000 shares to Jen-Hsun Huang, a stock option grant for 70,000 shares to Di Ma, a stock option grant for 70,000 shares to Jeffrey D. Fisher and a stock option grant for 70,000 shares to Daniel Vivoli. May 5, 2003, was the first day of the SEC’s new system for the electronic filing of Section 16 reports. As publicly reported, the SEC experienced technical difficulties and disabled submissions utilizing third-party software. The technical difficulties were subsequently resolved and Mr. Huang’s Form 4 was accepted for filing on May 6, 2003 and Mr. Fisher, Dr. Ma and Mr. Vivoli’s Form 4s were accepted for filing on May 7, 2003. We intend to seek a date adjustment for these filings back to May 5, 2003, the date they were submitted and due.

Code of Business Conduct and Ethics

NVIDIA has adopted a Code of Business Conduct and Ethics that applies to all our executive officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.nvidia.com. If we make any amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Cash Compensation

Directors do not receive any cash compensation for their services as members of our Board of Directors. The members of the Board of Directors are eligible for reimbursement for their expenses incurred in attending Board of Directors and committee meetings in accordance with our policies.

Equity Compensation

We automatically grant stock options to our directors who are not employees of NVIDIA or our subsidiaries, under the 1998 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan) and the 1998 Equity Incentive Plan (the 1998 Plan). In July 2000, the Board of Directors amended the 1998 Plan, to incorporate the automatic grant provisions of the Directors’ Plan into the 1998 Plan. Only a non-employee director may receive stock option grants pursuant to the automatic grant provisions and such option grants are non-discretionary. Our Board of Directors amended the Directors’ Plan in May 2002. The amendments made in May 2002, while intended to continue to provide incentives to our non-employee directors, took into account our growth since 1998 and the resulting increase in value of our common stock and therefore in each case reduced the number of shares granted to our non-employee directors. The terms of the Directors’ Plan, as amended, are described below.

As of April 30, 2004, options to purchase 811,250 shares of common stock were outstanding and no shares remained available for future grant under the Directors’ Plan. As of April 30, 2004, options covering 388,750 shares had been exercised under the Directors’ Plan. Unless terminated sooner, the Directors’ Plan will terminate in February 2008. As of April 30, 2004, options to purchase 1,935,000 shares of common stock were outstanding pursuant to grants made to non-employee directors under the 1998 Plan. Future grants to non-employee directors will be made from shares available under our 1998 Plan unless shares are otherwise available under the Directors’ Plan. Unless sooner terminated, the 1998 Plan will also terminate in February 2008.

Initial Grants. Under the amended Directors’ Plan, each non-employee director who is elected or appointed to NVIDIA’s Board of Directors for the first time is automatically granted an option to purchase 75,000 shares, which vests quarterly over a three-year period.

Annual Grants – Board Members. On August 1 of each year each non-employee director is automatically granted an option to purchase 25,000 shares, or the Annual Grant. The Annual Grants will begin vesting on the second anniversary of the date of the grant and vest quarterly during the next year. The Annual Grants will be fully vested on the third anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant. On August 1, 2003, we granted options covering 25,000 shares to each of Messrs. Coxe, Gaither, Jones, Miller, Seawell and Stevens at an exercise price per share of $19.09. The exercise price of each option was equal to the closing price of our common stock as reported on Nasdaq National Market for the last market-trading day prior to the date of grant.

Annual Grants – Committee Members. On August 1 of each year each non-employee director who is a member of a committee of the Board of Directors is automatically granted an option to purchase 5,000 shares, or the Committee Grant. The Committee Grants vest in full on the first anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant. On August 1, 2003 we granted options covering 5,000 shares to each of Messrs. Coxe, Gaither, Jones, Miller, Seawell and Stevens at an exercise price per share of $19.09. The exercise price of each option was equal to the closing price of our common stock as reported on Nasdaq National Market for the last market-trading day prior to the date of grant. Messrs. Coxe, Gaither and Jones are members of more than one committee and they elected to receive only a single grant for committee service during fiscal year 2004.

Annual Grants – Vesting. If a non-employee director fails to attend at least 75% of the regularly scheduled meetings during the year following the grant of an option, rather than vesting as described previously, the Annual Grants will vest 30% upon the three-year anniversary of the grant date and 70% for the fourth year, such that in each case the entire option will become fully vested on the four-year anniversary of the date of the grant and the Committee Grants will vest annually over four years following the date of grant at the rate of 10% per year for the first three years and 70% for the fourth year. For the Annual Grants and Committee Grants, if the person has not been serving on the Board of Directors or committee since a prior year’s annual meeting, the number of shares granted will be reduced pro rata for each full quarter prior to the date of grant during which such person did not serve in such capacity.

General Provisions. The exercise price for such options is equal to 100% of the fair market value on the date of grant. No option granted under such provisions may be exercised after the expiration, which is either 10 years or six years from the date it was granted. Options granted after May 8, 2003 have a six, rather than 10, year term. Such options generally are non-transferable. However, an optionee may designate a beneficiary who may exercise the option following the optionee’s death. An optionee whose service relationship with NVIDIA or any of our affiliates, whether as a non-employee director or subsequently as an employee, director or consultant ceases for any reason, may exercise vested options for the term provided in the option agreement, 12 months generally, 18 months in the event of death.

Change of Control. If we sell substantially all of our assets, or we are involved in any merger or any consolidation in which we are not the surviving corporation, or if there is any other change in control, all outstanding stock options either will be assumed or substituted for by any surviving entity. If the surviving entity does not assume or substitute for the stock options, the stock options will terminate if they are not exercised prior to any sale of assets, merger or consolidation.

Compensation of Executive Officers

Summary Compensation Table

The following table presents summary information for the fiscal years ended January 27, 2002, January 26, 2003 and January 25, 2004, concerning the compensation awarded or paid to, or earned by our Chief Executive Officer and the other four most highly compensated executive officers at January 25, 2004. These individuals in the table below are referred to as the Named Executive Officers.

		Annual Compensation		Long Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)

Jen-Hsun Huang President and Chief Executive Officer	2004 2003 2002	$400,000 400,763 400,000	412,000 — 400,000	200,000 250,000 500,000

Marvin D. Burkett (1) Chief Financial Officer	2004 2003 2002	300,000 137,769 —	368,780 124,500 —	— 400,000 —

Jeffrey D. Fisher Executive Vice President, Worldwide Sales	2004 2003 2002	300,000 300,875 302,308	193,280 — 237,500	70,000 40,000 70,000

Di Ma, Ph.D. Vice President, Operations	2004 2003 2002	225,000 225,413 226,404	166,966 — 126,000	70,000 40,000 40,000

David M. Shannon (2) Vice President and General Counsel	2004 2003 2002	250,000 128,989 —	140,711 350,000 —	— 250,000 —

(1) Mr. Burkett joined NVIDIA as Chief Financial Officer in September 2002.
(2) Mr. Shannon joined NVIDIA as Vice President and General Counsel in July 2002.

Option Grants in Fiscal 2004

We grant options to our executive officers under our 1998 Equity Incentive Plan, or the 1998 Plan. As of April 30, 2004, options to purchase a total of 38,892,779 shares were outstanding under the 1998 Plan and options to purchase 12,791,750 shares remained available for grant under the 1998 Plan. The following table presents each stock option grant during fiscal 2004 to each of the individuals listed in the Summary Compensation Table. The exercise price of each option was equal to the closing price of our common stock as reported on the Nasdaq National Market for the last market-trading day prior to the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

•   multiplying the number of shares of common stock subject to a given option by the exercise price per share;
•   assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the option; and
•   subtracting from that result the aggregate option exercise price.

The shares listed in the following table under “Number of Securities Underlying Options Granted” are subject to vesting. The option granted to Mr. Huang vests over a one-year period beginning on May 15, 2007 at a rate of 25% per quarter and has a seven-year term, which is consistent with the Committee’s decision in fiscal 2004 to have the term of the option grants be set at less than ten years. The term of Mr. Huang’s option provides a two-year period beyond full vesting until the option expires. The options granted to Mr. Fisher and Dr. Ma vest on a quarterly basis over a four-year period and have six-year terms. The terms of Mr. Fisher’s and Dr. Ma’s options also provide a two-year period beyond full vesting until the option expires. The term of each option is subject to earlier termination if the optionee’s service with us ceases. Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable.

Percentages shown under “Percent of Total Options Granted to Employees in Fiscal Year” are based on an aggregate of 12,495,144 options granted to our employees under all of our equity incentive plans during the fiscal year ended January 25, 2004.

	Individual Grants

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share ($)	Expiration Date	5% ($)	10% ($)

Jen-Hsun Huang	200,000	1.60%	$14.27	05/15/10	$1,161,865	$2,707,639
Marvin D. Burkett	---	---	---	---	---	---
Jeffrey D. Fisher	70,000	0.56%	$14.27	04/30/09	$339,722	$770,712
Di Ma, Ph.D.	70,000	0.56%	$14.27	04/30/09	$339,722	$770,712
David M. Shannon	---	---	---	---	---	---

Aggregated Option Exercises in Fiscal 2004 and Option Values at January 25, 2004

The following table presents the aggregate option exercises during the fiscal year ended January 25, 2004, as well as the number and value of securities underlying unexercised options that are held by, each of the individuals listed in the Summary Compensation Table as of January 25, 2004.

Amounts shown under the column “Value Realized” are based on the fair market value of our common stock on the exercise date as reported on the Nasdaq National Market less the aggregate exercise price. Amounts shown under the column “Value of Unexercised In-the-Money Options at January 25, 2004” are based on a price of $23.09 per share, which was the last reported sale price of our common stock on the Nasdaq National Market on January 23, 2004, the last trading day of fiscal year 2004, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

			Number of Securities Underlying Unexercised Options at January 25, 2004		Value of Unexercised In-the-Money Options at January 25, 2004

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jen-Hsun Huang	0	$0	2,629,000	1,250,000	$46,117,028	$7,293,700
Marvin D. Burkett	0	$0	125,000	275,000	$1,701,250	$3,742,750
Jeffrey D. Fisher	50,000	$814,865	276,243	111,177	$4,656,639	$1,109,137
Di Ma, Ph.D.	0	$0	50,000	80,000	$412,166	$692,494
David M. Shannon	0	$0	78,125	171,875	$939,063	$2,065,938

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended January 25, 2004, the Compensation Committee consisted of Messrs. Coxe, Gaither and Jones. No member of the Compensation Committee is an officer or employee of NVIDIA, and none of our executive officers serve as a member of a compensation committee of any entity that has one or more executive officers serving as a member of our Compensation Committee. Each of our directors or their affiliated entities, other than Mr. Seawell, has purchased and holds NVIDIA securities.

Employment and Change of Control Agreements

Employment Agreements

David M. Shannon. We entered into an employment agreement with David M. Shannon, our Vice President and General Counsel, dated July 12, 2002, effective as of the first day of employment. Under the terms of the agreement, Mr. Shannon received a sign-on bonus of $50,000 and an annual salary of $250,000. If Mr. Shannon had resigned or was terminated with cause prior to the one-year anniversary of his employment, he was obligated to return the sign-on bonus. In addition, pursuant to the employment agreement, as Mr. Shannon satisfactorily performed his duties on a full-time basis during the first six-months of his employment he was paid a $300,000 bonus in February 2003. Mr. Shannon was entitled to accelerated vesting of one year of equivalent vesting under his stock option for 250,000 shares if he had been involuntarily terminated within 12 months of his hire date as a direct result of a merger, consolidation, acquisition or sale of assets of NVIDIA.

Marvin D. Burkett. We entered into an employment agreement with Marvin D. Burkett, our Chief Financial Officer, dated August 12, 2002, effective as of the first day of employment. Under the terms of the agreement, Mr. Burkett was entitled to an annual salary of $300,000 and a $150,000 bonus on the six-month anniversary of his hire date if he satisfactorily performed his duties on a full-time basis during that entire six month period. Mr. Burkett was paid this bonus in February 2003. Mr. Burkett was also entitled to a second $150,000 bonus payable on the first anniversary of his hire date if he continued to satisfactorily perform his duties on a full-time basis through the one-year anniversary of his hiring. Mr. Burkett was paid this bonus in August 2003. Mr. Burkett was also entitled to accelerated vesting of one year of equivalent vesting under his stock option for 400,000 shares if he had been involuntarily terminated within 12 months of his hire date as a direct result of a merger, consolidation, acquisition or sale of assets of NVIDIA.

Change of Control Agreements

1998 Equity Incentive Plan and 2000 Nonstatutory Equity Incentive Plan. If we sell substantially all of our assets, or we are involved in any merger or any consolidation in which we are not the surviving corporation, or if there is any other change in control, all outstanding awards under the 1998 Equity Incentive Plan and 2000 Nonstatutory Equity Incentive Plan will either (a) be assumed or substituted for by the surviving entity or (b) if not assumed or substituted, the vesting and excercisability of the awards will accelerate in full and the awards will terminate if they are not exercised prior to the closing of the change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the ownership of our common stock as of March 15, 2004 by:

            ·each director;
            ·each of the executive officers named in the Summary Compensation Table;
            ·all of our directors and executive officers as a group; and
            ·all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of common stock subject to options currently exercisable within 60 days of March 15, 2004. These shares are not deemed outstanding for purposes of computing the percentage ownership of each other person. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Percentage of beneficial ownership is based on 165,471,706 shares of our common stock outstanding as of March 15, 2004. Unless otherwise indicated, the address of each of the individuals and entities listed below is c/o NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, California 95050.

		Shares Beneficially Owned (Including the Numberof Shares Shown in the First Column)
Name and Address of Beneficial Owner	Shares Issuable Pursuant to Options Exercisable Within 60 days of March 15, 2004	Number	Percent

Directors and Executive Officers
Jen-Hsun Huang (1)	2,839,000	11,897,322	7.1%
Marvin D. Burkett	150,000	157,135	*
Jeffrey D. Fisher (2)	301,519	502,440	*
Di Ma, Ph.D. (3)	62,500	134,591	*
David M. Shannon	109,375	115,476	*
Daniel F. Vivoli	128,128	311,474	*
Tench Coxe (4)	418,593	1,202,429	*
James C. Gaither	299,843	349,843	*
Harvey C. Jones	348,593	1,323,897	*
William J. Miller (5)	413,593	564,529	*
A. Brooke Seawell	548,593	548,593	*
Mark A. Stevens (6)	348,593	1,231,465	*
All directors and executive officers as a group (12 persons) (7)	5,968,330	18,339,194	10.7%

5% Stockholders
AXA Financial, Inc. (8) 1290 Avenue of the Americas New York, NY 10104	—	10,371,833	6.3%
FMR Corporation (9) Edward C. Johnson 3d and Abigail P. Johnson 82 Devonshire Street Boston, MA 02109	—	20,147,032	12.2%
*Less than one percent
__________________

(1) Includes 8,055,922 shares of common stock held by The Jen-Hsun and Lori Huang Unitrust Trust dated May 1, 1995, of which Mr. Huang and his wife are trustees, and 1,002,400 shares of common stock held by J. and L. Huang Investments, L.P., of which Mr. Huang and his wife are general partners.
(2) Includes 164,921 shares of common stock held by the Fisher Family Trust, of which Mr. Fisher and his wife are trustees, and 36,000 shares held by Mr. Fisher and his wife, as custodian for their three minor children under the Uniform Gifts to Minors Act.
(3) Includes 71,491 shares of common stock held by Dr. Ma and 600 shares held by Dr. Ma and his wife, as custodian for their two minor children under the Uniform Gifts to Minors Act.
(4) Includes 82,104 shares of common stock held in a retirement trust over which Mr. Coxe exercises voting and investment power, and 177,020 shares held in The Coxe Revocable Trust, of which Mr. Coxe and his wife are co-trustees.
(5) Includes 150,936 shares held by the Millbor Family Trust, of which Mr. Miller and his wife are co-trustees.
(6) Includes 327,872 shares held by The 3rd Millennium Trust, of which Mr. Stevens and his wife are co-trustees, and an aggregate of 555,000 shares of common stock owned by entities affiliated with Sequoia Capital: (a) 162,801 shares held by Sequoia Capital Franchise Fund; (b) 22,200 shares held by Sequoia Capital Franchise Partners; (c) 138,213 shares held by Sequoia Capital IX; (d) 21,274 shares held by Sequoia Capital Entrepreneurs Fund; (e) 25,514 shares held by Sequoia Capital IX Principals Fund; (f) 146,733 shares held by Sequoia Capital X; (g) 21,609 shares held by Sequoia Capital Technology Partners X; and (h) 16,656 shares held by Sequoia Capital X Principals Fund. Mr. Stevens, a director of NVIDIA, is a general partner of these funds affiliated with Sequoia Capital, and therefore he may be deemed to beneficially own these shares; however, Mr. Stevens disclaims beneficial ownership of the shares held by these funds, except to the extent of his pecuniary interest therein.
(7)  Includes shares described in footnotes one through five above.
(8) Based solely on a Schedule 13G jointly filed on February 10, 2004 by AXA Financial, Inc., AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle; AXA Courtage Assurance Mutuelle, AXA, Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States, reporting ownership as of December 31, 2003.
(9) Based solely on a Schedule 13G/A jointly filed on January 12, 2004 by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson and Fidelity Management & Research Company, reporting ownership as of December 31, 2003.

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of our equity compensation plans as of January 25, 2004 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	34,571,216	$13.25 (3)	33,126,110
Equity compensation plans not approved by security holders (2)	8,195,489	$18.22 (3)	10,309,447

Total	42,766,705	$14.20 (3)	43,435,557

_______________
(1) This row includes our 1998 Equity Incentive Plan, 1998 Non-Employee Director Stock Option Plan and 1998 Employee Stock Purchase Plan.
(2) This row includes our 2000 Nonstatutory Equity Incentive Plan and options granted to two consultants before our initial public offering in January 1999.
(3) Represents the weighted average exercise price of outstanding stock options only.

2000 Nonstatutory Equity Incentive Plan

General. The 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, provides for the grant of nonstatutory stock options to employees and directors of, and consultants to, NVIDIA or affiliates of NVIDIA. As of April 30, 2004, under the 2000 Plan there were 18,416,478 shares of common stock authorized for issuance, of which 8,069,155 shares are subject to outstanding stock option grants and 10,347,323 shares are available for future grant and issuance. Under the terms of the 2000 Plan, the number of available shares may increase in the future as a result of cancellations or expirations of granted options or the repurchase of unvested restricted stock and stock bonuses. The 2000 Plan will expire upon the earlier of its termination by our Board of Directors or when there are no more shares available for issuance under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of the Board of Directors; however, the Board of Directors may also administer the 2000 Plan.

Terms of Stock Awards. The terms and price of nonstatutory stock options, stock bonuses, and rights to purchase restricted stock granted under the 2000 Plan are set forth in each optionee’s option agreement. The term of such nonstatutory stock options is either six or 10 years. Grants made after May 8, 2003 have six year terms, unless determined otherwise by the Compensation Committee or the Board of Directors. Until April 2004, initial options granted to new employees would vest over a period of four years, with 25% of the shares vesting one year from the date of grant and the remaining 75% of the shares vesting each quarter over the subsequent three years. During this same time period, stock options granted to existing employees generally would vest each quarter over a four-year period from the date of grant. Beginning in April 2004, new employees’ initial options will vest over a three-year period on a quarterly basis. Performance grants to existing employees will also vest over a three-year period; however, the option will not begin vesting until the second anniversary of the date of grant, after which time the option will vest in quarterly increments over the remaining one-year period. In the future, stock options may have the same or different vesting terms. Generally, an option terminates three months after the termination of the optionee’s service to NVIDIA. If the termination is due to the optionee’s disability, the exercise period generally is extended to 12 months. If the termination is due to the optionee’s death or if the optionee dies within three months after his or her service terminates, the exercise period generally is extended to 18 months following death.

Change of Control. Upon a change in control of NVIDIA, a stock award will either (a) be assumed or substituted by the surviving entity or (b) if not assumed or substituted, the vesting and exercisability of such stock awards will accelerate in full and the awards will terminate if they are not exercised prior to the closing of the change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnity agreements with our executive officers and directors which provide, among other things, that we will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, executive officer or other agent of NVIDIA, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. We also intend to execute these agreements with our future executive officers and directors.

See the section above entitled “Employment and Change of Control Agreements” for a description of our employment agreements with David M. Shannon, our Vice President and General Counsel, and Marvin D. Burkett, our Chief Financial Officer, and the terms of our 1998 Equity Incentive Plan and 2000 Nonstatutory Equity Incentive Plan related to a change of control of NVIDIA.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by the Independent Auditors

The following is a summary of fees billed by KPMG LLP to NVIDIA for all services during the fiscal years ended January 25, 2004 and January 26, 2003:

	2004	2003

Audit Fees:
Audit Review and Preparation — Audit of consolidated financial statements, review of interim financial statements and assistance with SEC filings	$821,000	$693,000
Statutory Audits — Statutory audits of foreign subsidiaries	64,000	53,000
Restatement Services — Fees for the restatement of prior year financial statements	--	210,000

Total Audit Fees	$885,000	$956,000

Audit-Related Fees:
Merger and acquisition activities, internal control reviews and consultation concerning financial accounting and reporting standards	24,000	47,000

Tax Fees:
Tax Compliance — Preparation and review of income tax returns	112,000	141,000
General Tax Advice and Tax Planning	44,000	286,000

Total Tax Fees	$156,000	$427,000

All Other Fees:
Forensic audit services relating to the restatement of prior year financial statements	--	31,000

Total Fees	$1,065,000	$1,461,000

All of the fiscal year 2004 fees described above were pre-approved by the Audit Committee, except for approximately $9,000 of non-audit services that were billed prior to May 6, 2003.

The Audit Committee determined that the rendering of non-audit services by KPMG LLP was compatible with maintaining KPMG LLP’s independence.

In April 2004, we announced that our Audit Committee had dismissed KPMG LLP and engaged PricewaterhouseCoopers LLP as our independent auditors.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent auditors. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditors or on an individual case-by-case basis before the independent auditors are engaged to provide each service. The pre-approval of non-audit services has been delegated to Mr. Miller, who must report all such pre-approvals to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2004.

NVIDIA Corporation

By /s/ JEN-HSUN HUANG______________
Jen-Hsun Huang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEN-HSUN HUANG

Jen-Hsun Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2004

/s/ MARVIN D. BURKETT

Marvin D. Burkett	Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2004

/s/ TENCH COXE*

Tench Coxe	Director	May 20, 2004

/s/ JAMES C. GAITHER*

James C. Gaither	Director	May 20, 2004

/s/ HARVEY C. JONES*

Harvey C. Jones	Director	May 20, 2004

/s/ WILLIAM J. MILLER*

William J. Miller	Director	May 20, 2004

/s/ A. BROOKE SEAWELL*

A. Brooke Seawell	Director	May 20, 2004

/s/ MARK A. STEVENS*

Mark A. Stevens	Director	May 20, 2004

*By: /s/ JEN-HSUN HUANG
Jen-Hsun Huang
Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document
31.3(21)	Rule 13a-14(a)/15d-14(a) President and Chief Executive Officer Certification.
31.4(21)	Rule 13a-4(a)/15d-14(a) Chief Financial Officer Certification.

