Form 10-Q
period 2004-04-25
NVIDIA CORP
filed 2004-05-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended April 25, 2004
OR
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

The number of shares of the registrant's common stock outstanding as of May 7, 2004 was 165,931,000 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 25,	January 25,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$196,675	$214,422
Marketable securities	460,628	389,621
Accounts receivable, net	205,308	196,631
Inventories	234,796	234,238
Prepaid expenses and other current assets	16,289	14,539
Deferred income taxes	3,261	3,261

Total current assets	1,116,957	1,052,712
Property and equipment, net	185,041	190,029
Deposits and other assets	7,255	7,731
Goodwill	108,780	108,909
Intangible assets, net	40,157	39,963

	$1,458,190	$1,399,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$214,618	$185,342
Accrued liabilities	140,890	144,755
Current portion of capital lease obligations	3,043	4,015

Total current liabilities	358,551	334,112
Deferred income tax liabilities	8,609	8,609
Capital lease obligations, less current portion	345	856
Long-term liabilities	4,582	4,582
Stockholders’ equity:
Common stock	166	164
Additional paid-in capital	598,660	583,481
Deferred stock-based compensation	(5,085)	(5,468)
Accumulated other comprehensive income (loss), net	(1,145)	850
Retained earnings	493,507	472,158

Total stockholders' equity	1,086,103	1,051,185

	$1,458,190	$1,399,344

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 25,	April 27,
	2004	2003

Revenue	$471,905	$404,983
Cost of revenue	323,069	278,415

Gross profit	148,836	126,568
Operating expenses:
Research and development	77,750	59,310
Sales, general and administrative	47,206	40,910

Total operating expenses	124,956	100,220

Operating income	23,880	26,348
Interest income	2,851	5,607
Interest expense	(76)	(3,994)
Other income, net	32	249

Income before income tax expense	26,687	28,210
Income tax expense	5,338	8,463

Net income	$21,349	$19,747

Basic net income per share	$0.13	$0.12

Diluted net income per share	$0.12	$0.12

Shares used in basic per share computation	165,171	158,622
Shares used in diluted per share computation	178,479	167,925

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 25,	April 27,
	2004	2003

Cash flows from operating activities:
Net income	$21,349	$19,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,412	15,958
Stock-based compensation	383	156
Allowance for doubtful accounts	(496)	311
Changes in operating assets and liabilities:
Accounts receivable	(8,181)	(1,561)
Inventories	(558)	(20,739)
Prepaid expenses and other current assets	(1,750)	(6,185)
Deposits and other assets	476	(2,030)
Accounts payable	29,276	93,308
Accrued liabilities	(3,287)	(3,026)
Customer advance	862	(55,511)

Net cash provided by operating activities	61,486	40,428

Cash flows from investing activities:
Purchases of marketable securities	(149,680)	(275,252)
Sales and maturities of marketable securities	75,348	185,786
Purchases of property, equipment and intangible assets	(18,599)	(25,592)

Net cash used in investing activities	(92,931)	(115,058)

Cash flows from financing activities:
Common stock issued under employee stock plans	15,181	7,846
Principal payments on capital leases	(1,483)	(1,414)

Net cash provided by financing activities	13,698	6,432

Change in cash and cash equivalents	(17,747)	(68,198)
Cash and cash equivalents at beginning of period	214,422	346,994

Cash and cash equivalents at end of period	$196,675	$278,796

Supplemental disclosures of cash flow information:
Cash paid for interest	$75	$7,312

Net refund of income taxes	$(1,503)	$(1,045)

Non cash activities:
Assets recorded under capital lease arrangements	$-	$1,255

Unrealized (gains)/losses from marketable securities	$3,325	$(657)

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 25, 2004.

Reclassifications

Certain prior year income statement balances were reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, valuation of long-lived assets, goodwill and income taxes. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, or SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

	Three Months Ended
	April 25,	April 27,
	2004	2003

	(In thousands, except per share data)
Net income, as reported	$21,349	$19,747
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	306	--
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,720)	(16,143)

Pro forma net income	$935	$3,604

Basic net income per share – as reported	$0.13	$0.12
Basic net income per share – pro forma	$0.01	$0.02
Diluted net income per share – as reported	$0.12	$0.12
Diluted net income per share – pro forma	$0.01	$0.02

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Note 2 – New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The adoption of FIN 46(R) did not have an impact on our results of operations or financial position.

Note 3 - Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented.

	Three Months Ended
	April 25,	April 27,
	2004	2003

	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$21,349	$19,747

Denominator:
Denominator for basic net income per share, weighted average shares	165,171	158,622
Effect of dilutive securities:
Stock options outstanding	13,308	9,303

Denominator for diluted net income per share, weighted average shares	178,479	167,925

Net income per share:
Basic net income per share	$0.13	$0.12
Diluted net income per share	$0.12	$0.12

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	April 25,	April 27,
	2004	2003

	(In thousands)

Stock options	11,681	16,919
Convertible debentures (common equivalent shares)	-	6,472

	11,681	23,391

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $29.20 and $22.30 for the three months ended April 25, 2004 and April 27, 2003, respectively. The convertible debentures were convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for the three months ended April 27, 2003. The convertible debentures were no longer outstanding as of April 25, 2004 due to their redemption during the third quarter of fiscal 2004.

Note 4 – Guarantees

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

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three months ended April 25, 2004 and April 27, 2003 are as follows:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period

	(In thousands)
Three months ended April 25, 2004
Allowance for sales returns	$9,421	$4,077	$(5,432)	$8,066

Three months ended April 27, 2003
Allowance for sales returns	$13,228	$768	$(1,916)	$12,080

______________
(1) Allowances for sales returns are charged as a reduction to revenue.

(2) Represents amounts written off against the allowance for sales returns.

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product and employee liabilities. We have also on occasion included intellectual property indemnification provisions in the terms of our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, historically costs related to these indemnification provisions have not been significant. As such, we have not recorded any liability in our condensed consolidated financial statements for such indemnifications.

Note 5 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities. The components of comprehensive income, net of tax, were as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended
	April 25,	April 27,
	2004	2003

	(In thousands)

Net income	$21,349	$19,747
Net change in unrealized gains (losses) on available-for-sale securities	(3,276)	657
Tax effect of unrealized gains (losses) on available-for-sale securities	1,320	(263)
Reclassification adjustments for net realized gains on available-for-sale securities included in net income	(49)	(289)
Tax effect of reclassification adjustments for net realized gains on available-for-sale securities included in net income	10	87

Total comprehensive income	$19,354	$19,939

Note 6 –3dfx Asset Purchase

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. The 3dfx asset purchase was accounted for under the purchase method of accounting and closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please see Part II, Item 1, “Legal Proceedings” for further information regarding this litigation.

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

Note 7 –Goodwill and Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years. The components of our amortizable intangible assets are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	April 25, 2004			January 25, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In thousands)

Technology licenses	$15,178	$(7,979)	$7,199	$15,178	$(7,161)	$8,017
Patents	23,265	(10,584)	12,681	19,319	(8,992)	10,327
Acquired intellectual property	27,086	(12,596)	14,490	27,067	(10,590)	16,477
Trademarks	11,310	(6,868)	4,442	11,310	(6,283)	5,027
Other	1,496	(151)	1,345	250	(135)	115

Total intangible assets	$78,335	$(38,178)	$40,157	$73,124	$(33,161)	$39,963

Amortization expense associated with intangible assets for the three months ended April 25, 2004 and April 27, 2003 was $5.0 million and $2.7 million, respectively. Amortization expense for the net carrying amount of intangible assets at April 25, 2004 is estimated to be $14.0 million for the remainder of fiscal 2005, $15.8 million in fiscal 2006, $8.2 million in fiscal 2007, $2.0 million in fiscal 2008 and $0.1 million in fiscal 2009.

The carrying amount of goodwill is as follows:

	April 25, 2004	January 25, 2004

	(In thousands)

3dfx	$50,326	$50,326
MediaQ	53,586	53,695
Other	4,868	4,888

Total goodwill	$108,780	$108,909

Note 8 - Marketable Securities

  We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable debt securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three months ended April 25, 2004 and April 27, 2003 were $69,000 and $195,000, respectively.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 25,	January 25,
Inventories:	2004	2004

	(In thousands)

Raw materials	$33,236	$22,131
Work in-process	64,988	44,523
Finished goods	136,572	167,584

Total inventories	$234,796	$234,238

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At April 25, 2004, we had outstanding inventory purchase obligations totaling $389.7 million.

	April 25,	January 25,
Property and Equipment:	2004	2004

	(In thousands)

Software	$118,519	$116,150
Test equipment	74,755	73,287
Computer equipment	73,081	70,173
Leasehold improvements	59,152	58,649
Construction in process	7,482	1,620
Office furniture and equipment	18,072	17,996

	351,061	337,875
Accumulated depreciation and amortization	(166,020)	(147,846)

Property and equipment, net	$185,041	$190,029

	April 25,	January 25,
Accrued Liabilities:	2004	2004

	(In thousands)

Accrued customer programs	$48,110	$54,875
Customer advances	12,392	11,530
Taxes payable	34,948	29,609
Accrued payroll and related expenses	26,860	30,270
Deferred rent	8,960	8,151
Other	9,620	10,320

Total accrued liabilities	$140,890	$144,755

Note 10 - Segment Information

We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, ultra-low power media processors, or UMPs, and related software. We operate in one industry segment in the United States and other Americas, Asia and Europe. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our operations in different geographic regions:

	Three Months Ended
	April 25,	April 27,
	2004	2003

Revenue:	(In thousands)

United States and other Americas	$60,932	$77,279
Asia Pacific	385,042	307,801
Europe	25,931	19,903

Total revenue	$471,905	$404,983

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods is summarized as follows:

	Three Months Ended
	April 25,	April 27,
	2004	2003

Revenue:

Customer A	31%	22%
Customer B	18%	11%
Customer C	7%	13%
Customer D	3%	12%

Note 11 – Litigation

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The 3dfx asset purchase closed on April 18, 2001. In May 2002, we were served with a complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In December 2002, we were served with a complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer. The landlords’ are seeking to recover, among other things, amounts owed on their leases in the aggregate amount of approximately $10 million. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer. The Trustee’s complaint seeks additional payments from us, the amount of which has not been quantified. The landlords’ actions have been removed to the Bankruptcy Court from the Superior Court of California and consolidated with the Trustee’s action for purposes of discovery. Discovery is currently proceeding and no trial date has been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

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

Recent Developments

GeForce PCX Series

In February 2004, we announced the PC graphics industry’s first top-to-bottom family of PCI Express GPUs. By using a PCI Express high-speed interconnect, or HSI, which is a complex piece of networking technology that performs high-speed bi-directional interconnect protocol conversion, we were able to transform our GeForce family of GPUs into PCI Express compatible GPUs.

GeForce 6 Series

On April 13, 2004, we announced our latest flagship GPU architecture, the GeForce 6 series. The GeForce 6 series will offer a number of new features, including a faster architecture than our GeForce FX series, compliance with many of the latest software standards and on-chip video processors for high-definition encoding and decoding and direct-to-television playback. We expect that the GeForce 6 series will offer more flexibility for game designers and graphic artists, while increasing performance over our previous top-end product, the GeForce FX 5950. We expect that add-in cards using these new GPUs will be available at retail stores within the second quarter of fiscal 2005.

nForce3

During the first quarter of fiscal 2005, we launched production of the nForce3 250Gb, the first single-chip MCP to offer gigabit Ethernet, dual independent Serial Advanced Technology Attachment, or SATA, controllers, industry leading Redundant Array of Independent Disks, or RAID, features and hardware security processing.

Future Objectives and Challenges

Peripheral Component Interconnect Express, or PCI-Express

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP objectives this year. We initiated this transition by creating our GeForce PCX series of GPUs, using HSI technology. During fiscal 2005, we expect to launch and be in full production with a top-to-bottom product line of next generation PCI Express GPUs based on our new GeForce 6 architecture.

Gross Margin Improvement

We continue to remain intensely focused on driving down cost and improving gross margins. During the first quarter of fiscal 2005, our gross margin was 31.5%, an improvement of 2.2% from our gross margin of 29.3% for the fourth quarter of fiscal 2004. We expect that the GeForce 6 series will have better gross margins than the GeForce FX family. We expect gross margin to improve by 1.0% to 1.5% during the second quarter of fiscal 2005 as initial sales of the GeForce 6 product family are expected to have a slightly positive impact.

Handsets

Our handheld objective is to drive the multimedia handheld era by building exciting products that leverage NVIDIA’s expertise, resources, and investments in digital media processing. During the first quarter of fiscal 2005, Motorola announced their decision to incorporate our GoForce 4000 for their upcoming new line of 3G multimedia phones. Over the next several years, digital media processing technologies are expected to play a critical role in the cell phone industry. With the UMPs on our roadmap, future cell phones will be able to receive television programs, record digital video like a camcorder, enable video phone calls, and be your portable game player.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, long-lived assets, goodwill, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Our customer programs also include marketing development funds, or MDFs. We account for MDFs as either a reduction of revenue or an operating expense in accordance with EITF 01-9. MDFs represent monies paid to retailers, system builders, OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products.

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

Inventories

We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin.

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

Income Taxes

Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

	Three Months Ended

	April 25,	April 27,
	2004	2003

Revenue	100.0%	100.0%
Cost of revenue	68.5	68.7

Gross profit	31.5	31.3
Operating expenses:
Research and development	16.5	14.6
Sales, general and administrative	10.0	10.1

Total operating expenses	26.5	24.7

Operating income	5.0	6.6
Interest and other income, net	0.6	0.4

Income before income tax expense	5.6	7.0
Income tax expense	1.1	2.1

Net income	4.5%	4.9%

Three Months Ended April 25, 2004 and April 27, 2003

Revenue

Revenue was $471.9 million for the first quarter of fiscal 2005 and $405.0 million for the first quarter of fiscal 2004, which represented an increase of 17%. This revenue increase was primarily due to increased sales of our GeForce family of desktop GPUs and our Quadro branded family of workstation products. Sales of our GeForce family of desktop GPUs improved primarily as a result of increased sales unit volumes across the enthusiast, performance and mainstream consumer segments that are served by this product family. Sales of our Quadro workstation products continued to improve, resulting primarily from significant unit sales volume increases. Offsetting these revenue increases were slight decreases in sales of our MCP and Xbox products. MCP sales decreased primarily as a result of lower average selling prices. Sales of our Xbox products have historically fluctuated based on the timing of orders from Microsoft Corporation. We expect Xbox product sales to increase in the second and third quarters of fiscal 2005 when compared to the first quarter of fiscal 2005 as a result of expected seasonal increases in shipments to Microsoft.

Revenue from sales to customers outside of the United States and other Americas accounted for 87% and 81% of total revenue for the first quarter of fiscal 2005 and fiscal 2004, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas is primarily due to decreased sales of our Xbox products, which are billed to Microsoft in the United States.

Sales to Microsoft accounted for approximately 5% and sales to our two largest customers accounted for approximately 49% of revenues for the first quarter of fiscal 2005. Sales to Microsoft accounted for approximately 9% and sales to our two largest customers accounted for approximately 35% of revenues for the first quarter of fiscal 2004.

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

Our gross margin was 31.5% and 31.3% for the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively. Gross margin, which had dropped to 28.3%, 27.6% and 29.3% for the second, third and fourth quarters of fiscal 2004, respectively, returned to a comparable level in the first quarter of fiscal 2005 to that of the first quarter of fiscal 2004 as a result of two primary factors. First, during fiscal 2004 our GeForce FX series of GPU products had experienced lower gross margins than previous series of GeForce GPU products, such as the GeForce 4 series. Company-wide efforts were made to drive down cost and improve gross margins and, as a result, during the first quarter of fiscal 2005, we were able to improve our gross margins, particularly on sales of mainstream GeForce FX desktop GPU products. In addition, in the first quarter of fiscal 2005, we realized increased sales of our high-end GeForce FX desktop GPU products, which are targeted toward the performance market segment and are among our highest gross margin products.

In the future, we could be subject to excess or obsolete inventories and be required to take additional write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand and market acceptance of our products and/or our customers’ products could also negatively impact our gross margins. We do not expect past results to be indicative of future periods. We remain intensely focused on driving down cost and improving gross margins. We expect margins to continue to improve throughout the year as the Geforce 6 series becomes an increasing portion of our business.

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product development, consultant costs and other expenses such as facilities and equipment costs. Research and development expenses increased by $18.4 million, or 31%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 primarily due to a $10.2 million increase related to additional personnel, including approximately 60 employees that joined us as a result of our acquisition of MediaQ during the third quarter of fiscal 2004, a $7.1 million increase associated with lab equipment, software licenses, maintenance fees, increased depreciation charges primarily related to purchases of new research and development emulation equipment during fiscal 2004, increased intangible asset amortization charges and a $1.1 million increase in facility expenses, new product development costs and other expenses during the period.

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

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, marketing development expenses, travel and entertainment expenses, legal and accounting expenses and other expenses such as facilities and equipment costs. Sales, general and administrative expenses increased $6.3 million, or 15%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 primarily due to a $3.9 million increase related to additional personnel, a $5.2 million increase in advertising, marketing development and travel and entertainment expenses and a $300,000 increase in other general administrative activities. These increases were offset by a $3.1 million decrease in legal expenses related to resolution of the Microsoft arbitration and shareholder lawsuits and general administrative activities.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales, launch our new products and protect our business interests.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased from $5.6 million to $2.9 million from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. This decrease was primarily due to lower average cash balances due to the redemption of our convertible subordinated debentures during the third quarter of fiscal 2004.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and, prior to the redemption in the third quarter of fiscal 2004, interest on our convertible subordinated debentures. Interest expense decreased from $4.0 million to $76,000 from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 primarily due to the redemption of our convertible subordinated debentures.

Income Taxes

We recognized income tax expense of $5.3 million and $8.5 million for the first quarter of fiscal 2005 and fiscal 2004, respectively. Income taxes as a percentage of income before income tax expense was 20% and 30% for the first quarter of fiscal 2005 and fiscal 2004, respectively. Our effective tax rate is lower than the U.S. Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions and research and development tax credits. Our effective tax rate has declined due primarily to changes in the geographic mix of income.

Liquidity and Capital Resources

As of April 25, 2004, we had $657.3 million in cash, cash equivalents and marketable securities, an increase of $53.3 million from the end of fiscal 2004. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $61.5 million and $40.4 million during the first quarter of fiscal 2005 and fiscal 2004, respectively. The $21.1 million increase in cash flows from operating activities was primarily due to a $29.3 million increase in accounts payable related to the timing of payments made to our suppliers.

Cash used in investing activities has consisted primarily of investments in marketable securities, the purchase of certain assets from various businesses and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $92.8 million and $115.1 million during the first quarter of fiscal 2005 and 2004, respectively. Net cash used by investing activities during the first quarter of fiscal 2005 was primarily due to $74.3 million of net purchases of marketable securities. In addition, we used $18.6 million for capital expenditures primarily attributable to purchases of leasehold improvements for our new data center at our headquarters campus, new research and development emulation equipment, technology licenses, software and intangible assets. We expect to spend approximately $60.0 million to $80.0 million for capital expenditures during the remainder of fiscal 2005, primarily for purchases of leasehold improvements for our new data center at our headquarters campus, software licenses, emulation equipment, computer and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities provided cash of $13.7 million during the first quarter of fiscal 2005 compared to cash provided of $6.4 million during the first quarter of fiscal 2004. The increase in cash provided was primarily due to the increase in employee stock option exercises.

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
  decreased demand and market acceptance for our products and/or our customers’ products;
  inability to successfully develop and produce in volume production our next-generation products;
  competitive pressures resulting in lower than expected average selling prices; and
  new product announcements or product introductions by our competitors.

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
  continuing to develop our technology;
  hiring additional personnel;
  expanding our sales and marketing organization and activities;
  acquiring complementary technologies or businesses; and
  capital expenditures.
3dfx Asset Purchase

The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please see Part II, Item 1, “Legal Proceedings” for further information regarding this litigation.

Contractual Cash Obligations

As of April 25, 2004, our outstanding inventory purchase obligations have increased to $389.7 million from $213.3 million as of January 25, 2004 primarily due to purchase orders for our new GeForce 6 series of GPUs. There were no other material changes in our contractual cash obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 25, 2004. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 25, 2004.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements, which information is hereby incorporated by reference.

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

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our business could suffer. We have substantially increased our engineering and technical resources and have 1,109 full-time employees engaged in research and development as of April 25, 2004, compared to 880 employees as of April 27, 2003. During the first quarter of fiscal 2005 and fiscal 2004, research and development expenditures represented 17% and 15% as a percentage of revenue, respectively.

Our operating expenses are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls.

During the first quarter of fiscal 2005 and fiscal 2004, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 27% and 25% as a percentage of our total revenue, respectively. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenues. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales, launch our new products and protect our business interests. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls it would negatively impact our financial results.

We order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We may build inventories during periods of anticipated growth and in connection with selling workstation boards directly to major original equipment manufacturers, or OEMs. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results.

Failure to transition to new manufacturing process technologies could affect our ability to compete effectively.

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15-micron, 0.14 micron and 0.13 micron process technologies for our family of GPUs, MCPs and UMPs. The majority of our newest GPUs, the GeForce 6 series, GeForce FX and the GeForce FX Go products are manufactured in 0.13-micron process technology.

We believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. On February 24, 2004, we announced that we will be one of the first semiconductor companies to manufacture select up-coming GPUs on Taiwan Semiconductor Manufacturing Company's, or TSMC, 0.11 um (micron) process technology.

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

Our performance is substantially dependent on the performance of our executive officers and key employees. None of our officers or employees is bound by an employment agreement, and so our relationships with our officers and employees are at will. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract and retain the necessary technical and managerial personnel would harm our business.

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

Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:
  demand and market acceptance for our products and/or our customers’ products;
  the successful development and volume production of next-generation products;
  new product announcements or product introductions by our competitors;
  our ability to introduce new products in accordance with OEMs’ design requirements and design cycles;
  changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products;
  fluctuations in the availability of manufacturing capacity or manufacturing yields;
  declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the U.S. and international economies;
  competitive pressures resulting in lower than expected average selling prices;
  product rates of return in excess of that forecasted or expected due to quality issues;
  the rescheduling or cancellation of customer orders;
  the loss of a key customer or the termination of a strategic relationship;
  seasonal fluctuations associated with the PC market;
  substantial disruption in our suppliers’ operations, either as a result of a natural disaster, equipment failure, terrorism or other cause;
  supply constraints for and changes in the cost of the other components incorporated into our customers’ products, including memory devices;
  our ability to reduce the manufacturing costs of our products;
  legal and other costs related to defending intellectual property and other types of lawsuits;
  customer receivable bad debt write-offs;
  costs associated with the repair and replacement of defective products;
  unexpected inventory write-downs; and
  introductions of enabling technologies to keep pace with faster generations of processors and controllers.

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
  incorporate those features and functionalities into products that meet the exacting design requirements of OEMs, ODMs, contract equipment manufacturers, or CEMs, and add-in board and motherboard manufacturers;
  price our products competitively; and
  introduce the products to the market within the limited window for OEMs, ODMs, and add-in board and motherboard manufacturers.
As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:
  proper new product definition;
  timely completion and introduction of new product designs;
  the ability of International Business Machines, or IBM, TSMC, United Microelectronics Corporation, or UMC, and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;
  the quality of any new products;
  differentiation of new products from those of our competitors;
  market acceptance of our products and our customers' products; and
  availability of adequate quantity and configurations of various types of memory products.
A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking markets and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and cellphone manufacturers. If these relationships are not successful, we may not be able to develop new products in a timely manner.

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

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP objectives this year. Our transition strategy includes using a PCI Express high-speed interconnect, or HSI. HSI is a complex piece of networking technology that performs high-speed bi-directional interconnect protocol conversion. Using HSI, we transformed some of our GPUs into PCI Express compatible GPUs. In February 2004, we launched the industry’s first top-to-bottom family of PCI Express solutions. During fiscal 2005, we expect to launch and be in full production with a top-to-bottom product line of next generation PCI Express GPUs based on our new GeForce 6 architecture. If we fail to deliver PCI Express in a timely manner or if our PCI Express compatible products do not meet consumer and/or analysts expectations, our business could suffer.

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

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC, IBM and UMC to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. Our wafer requirements represent a significant portion of the total production capacity at TSMC. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. TSMC, IBM and UMC have no obligation to provide us with any specified minimum quantities of product. TSMC, IBM and UMC fabricate wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC, IBM, UMC and any other manufacturers used by us to ensure adequate product supply and competitive pricing to respond to customer demand. Any difficulties like these would harm our business.

There can be no assurance that IBM will be able to produce wafers of acceptable quality and with acceptable manufacturing yield and deliver those wafers to us and our independent assembly and testing subcontractors on a timely basis.

During fiscal 2004, we announced that we had formed a multi-year strategic alliance under which IBM would manufacture certain GeForce GPUs. IBM began manufacturing GeForce GPUs in July 2003 at IBM’s plant in New York. Our manufacturing yields and product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of IBM. Any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships as well as revenue and gross profit. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, our business could suffer.

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

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. As of April 25, 2004 and April 27, 2003 our allowance for doubtful accounts represented 0.4% and 0.5% of revenue for each fiscal quarter, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results. We may have to record additional reserves or write-offs in the future, which could harm our business.

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
  difficulty in combining the technology, operations or workforce of the acquired business;
  disruption of our ongoing businesses;
  difficulty in realizing the potential financial or strategic benefits of the transaction;
  difficulty in maintaining uniform standards, controls, procedures and policies; and
  possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel.
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

Microsoft has announced that it has entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from the sale of Xbox processors to Microsoft is uncertain.

During fiscal 2004, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from the sale of Xbox processors to Microsoft is uncertain, but we do not anticipate that it will have a significant impact upon us until at least the second half of fiscal 2006. Revenue from the sale of Xbox processors to Microsoft during the first quarter of fiscal 2005 and fiscal 2004 accounted for 5% and 9%, respectively, of our total revenue. Revenue from the sale of Xbox processors to Microsoft during fiscal 2004, fiscal 2003 and fiscal 2002 accounted for 15%, 23% and 9%, respectively, of our total revenue.

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
  the prohibition of stockholder action by written consent;
  a classified board of directors; and
  advance notice requirements for director nominations and stockholder proposals.
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
  suppliers of desktop standalone GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Creative Technology, Matrox Electronics Systems Ltd. and XGI Technology, Inc.;
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
  unexpected changes in, or impositions of, legislative or regulatory requirements;
  delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
  longer payment cycles;
  imposition of additional taxes and penalties;
  the burdens of complying with a variety of foreign laws; and
  other factors beyond our control, including terrorism and war, which may delay the shipment of our products.
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

During fiscal 2004, we derived the majority of our revenue from the sale of products for use in the desktop and notebook PC segments, including professional workstations. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop and notebook PC segments in the next several years. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed.

Hostilities involving the United States and/or terrorist attacks could harm our business.

The financial, political, economic and other uncertainties following the terrorist attacks upon the United States led to a weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States and Iraq or other countries could adversely affect the growth rate of our revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could adversely affect our business, financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures. As of April 25, 2004, or the Evaluation Date, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when recorded.

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

(ii) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the fiscal quarter ended April 25, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, NVIDIA is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by our independent auditor. Non-audit services are services other than those provided by our independent auditor in connection with an audit or a review of NVIDIA’s financial statements. During the first quarter of fiscal 2005, our Audit Committee did not approve any new or recurring non-audit services.

In April 2004, our Audit Committee dismissed KPMG LLP as our independent accountants and engaged PricewaterhouseCoopers LLP to audit our financial statements for our fiscal year ending January 30, 2005.

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

(b)   Reports on Form 8-K

(i)
On February 12, 2004, NVIDIA filed a report on Form 8-K, dated February 12, 2004, furnishing under "Item 12. Disclosure of Results of Operations and Financial Condition" its financial information for the quarter and year ended January 25, 2004.

(ii)
On April 26, 2004, NVIDIA filed a report on Form 8-K, dated April 19, 2004, filing under “Item 4. Change in Registrant’s Certifying Accountant” and “Item 7. Financial Statements and Exhibits” disclosing that the Audit Committee of the Board of Directors had dismissed KPMG LLP as its independent accountants and engaged PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending January 30, 2005.

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

