Form 10-Q
period 2004-07-25
NVIDIA CORP
filed 2004-08-19
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2004
OR
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

The number of shares of the registrant's common stock outstanding as of August 6, 2004 was 166,541,216 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 25,	January 25,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$180,579	$214,422
Marketable securities	432,745	389,621
Accounts receivable, net	246,396	196,631
Inventories	266,985	234,238
Prepaid expenses and other current assets	16,328	14,539
Deferred income taxes	3,261	3,261

Total current assets	1,146,294	1,052,712
Property and equipment, net	182,988	190,029
Deposits and other assets	8,277	7,731
Goodwill	108,566	108,909
Intangible assets, net	34,764	39,963

	$1,480,889	$1,399,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$223,201	$185,342
Accrued liabilities	148,797	144,755
Current portion of capital lease obligations	2,038	4,015

Total current liabilities	374,036	334,112
Deferred income tax liabilities	8,609	8,609
Capital lease obligations, less current portion	--	856
Long-term liabilities	3,082	4,582
Stockholders’ equity:
Common stock	167	164
Additional paid-in capital	603,014	583,481
Deferred stock-based compensation	(4,470)	(5,468)
Accumulated other comprehensive income (loss), net	(2,175)	850
Retained earnings	498,626	472,158

Total stockholders' equity	1,095,162	1,051,185

	$1,480,889	$1,399,344

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003

Revenue	$456,061	$459,774	$927,966	$864,757
Cost of revenue	315,968	329,800	639,037	608,215

Gross profit	140,093	129,974	288,929	256,542
Operating expenses:
Research and development	85,420	65,620	163,170	124,930
Sales, general and administrative	50,874	39,722	98,080	80,632

Total operating expenses	136,294	105,342	261,250	205,562

Operating income	3,799	24,632	27,679	50,980
Interest income	2,688	5,725	5,539	11,332
Interest expense	(46)	(4,128)	(122)	(8,122)
Other income (expense), net	(42)	432	(10)	681

Income before income tax expense	6,399	26,661	33,086	54,871
Income tax expense	1,280	2,511	6,618	10,974

Net income	$5,119	$24,150	$26,468	$43,897

Basic net income per share	$0.03	$0.15	$0.16	$0.28

Diluted net income per share	$0.03	$0.14	$0.15	$0.26

Shares used in basic per share computation	166,252	160,077	165,711	159,350
Shares used in diluted per share computation	177,419	174,551	177,999	170,653

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 25,	July 27,
	2004	2003

Cash flows from operating activities:
Net income	$26,468	$43,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,486	35,568
Stock-based compensation	747	156
Allowance for doubtful accounts	(202)	1,195
Changes in operating assets and liabilities:
Accounts receivable	(59,834)	(94,541)
Inventories	(32,747)	(72,813)
Prepaid expenses and other current assets	(1,789)	(3,654)
Deposits and other assets	(546)	(2,922)
Accounts payable	37,859	141,038
Accrued liabilities	15,153	11,318

Net cash provided by operating activities	32,595	59,242

Cash flows from investing activities:
Purchases of marketable securities	(170,132)	(456,921)
Sales and maturities of marketable securities	121,967	399,765
Purchases of property, equipment and intangible assets	(35,227)	(91,863)

Net cash used in investing activities	(83,392)	(149,019)

Cash flows from financing activities:
Common stock issued under employee stock plans	19,787	19,884
Principal payments on capital leases	(2,833)	(2,804)

Net cash provided by financing activities	16,954	17,080

Change in cash and cash equivalents	(33,843)	(72,697)
Cash and cash equivalents at beginning of period	214,422	346,994

Cash and cash equivalents at end of period	$180,579	$274,297

Supplemental disclosures of cash flow information:
Cash paid for interest	$122	$7,472

Net refund of income taxes	$(258)	$(711)

Non cash activities:
Acquisition of business – goodwill adjustment	$343	$912

Assets recorded under capital lease arrangements	$-	$2,528

Application of customer advance to accounts receivable	$10,271	$57,634

Deferred stock compensation	$251	$-

Unrealized losses from marketable securities	$5,041	$1,285

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

Reclassifications

Certain prior year income statement and statement of cash flows balances were reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, valuation of long-lived assets, goodwill and income taxes. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003

	(In thousands, except per share data)

Net income, as reported	$5,119	$24,150	$26,468	$43,897
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	291	--	597	--
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,699)	(20,312)	(42,420)	(36,456)

Pro forma net income (loss)	$(16,289)	$3,838	$(15,355)	$7,441

Basic net income per share – as reported	$0.03	$0.15	$0.16	$0.28
Basic net income (loss) per share – pro forma	$(0.10)	$0.02	$(0.09)	$0.05
Diluted net income per share – as reported	$0.03	$0.14	$0.15	$0.26
Diluted net income (loss) per share – pro forma	$(0.10)	$0.02	$(0.09)	$0.04

Note 2 – New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The adoption of FIN 46(R) did not have an impact on our results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The objective of this issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. We adopted the disclosure provisions of EITF 03-1 in fiscal year 2004. We adopted the accounting provisions of EITF 03-1 during the second quarter of fiscal 2005 and the adoption did not have an impact on our results of operations or financial position.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$5,119	$24,150	$26,468	$43,897

Denominator:
Denominator for basic net income per share, weighted average shares	166,252	160,077	165,711	159,350
Effect of dilutive securities:
Stock options outstanding	11,167	14,474	12,288	11,303

Denominator for diluted net income per share, weighted average shares	177,419	174,551	177,999	170,653

Net income per share:
Basic net income per share	$0.03	$0.15	$0.16	$0.28
Diluted net income per share	$0.03	$0.14	$0.15	$0.26

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Six Months Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003
	(In thousands)

Stock options	13,974	7,247	13,192	11,510
Convertible debentures (common equivalent shares)	--	6,472	--	6,472

	13,974	13,719	13,192	17,982

The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $27.93 and $28.37 for the three and six months ended July 25, 2004, respectively. The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $30.85 and $25.95 for the three and six months ended July 27, 2003, respectively. The convertible debentures were convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for the three and six months ended July 27, 2003. The convertible debentures were no longer outstanding as of July 25, 2004 due to their redemption during the third quarter of fiscal 2004.

Note 4 – Guarantees

FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities.

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three and six months ended July 25, 2004 and July 27, 2003 are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period

	(In thousands)
Three months ended July 25, 2004
Allowance for sales returns	$8,066	$6,532	$(3,559)	$11,039

Three months ended July 27, 2003
Allowance for sales returns	$12,080	$2,704	$(3,425)	$11,359

Six months ended July 25, 2004
Allowance for sales returns	$9,421	$10,609	$(8,991)	$11,039

Six months ended July 27, 2003
Allowance for sales returns	$13,228	$3,472	$(5,341)	$11,359

______________
(1) Allowances for sales returns are charged as a reduction to revenue.

(2) Represents amounts written off against the allowance for sales returns.

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product and employee liabilities. We have also on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, historically costs related to these indemnification provisions have not been significant. As such, we have not recorded any liability in our condensed consolidated financial statements for such indemnifications.

Note 5 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003

	(In thousands)

Net income	$5,119	$24,150	$26,468	$43,897
Net change in unrealized gains (losses) on available-for-sale securities	(1,807)	(1,942)	(5,078)	(1,285)
Tax effect of unrealized gains (losses) on available-for-sale securities	705	777	2,024	514
Reclassification adjustments for net realized (gains) losses on available- for-sale securities included in net income	91	(282)	36	(571)
Tax effect of reclassification adjustments included in net income	(18)	26	(7)	113

Total comprehensive income	$4,090	$22,729	$23,443	$42,668

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Note 6 –3dfx Asset Purchase

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. The 3dfx asset purchase was accounted for under the purchase method of accounting and closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please see Note 11 for further information regarding this litigation.

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

Note 7 –Goodwill and Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years. The components of our amortizable intangible assets are as follows:

	July 25, 2004			January 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In thousands)

Technology licenses	$15,112	$(8,725)	$6,387	$15,178	$(7,161)	$8,017
Patents	23,260	(12,472)	10,788	19,319	(8,992)	10,327
Acquired intellectual property	27,086	(14,602)	12,484	27,067	(10,590)	16,477
Trademarks	11,310	(7,429)	3,881	11,310	(6,283)	5,027
Other	1,494	(270)	1,224	250	(135)	115

Total intangible assets	$78,262	$(43,498)	$34,764	$73,124	$(33,161)	$39,963

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Amortization expense associated with intangible assets for the three and six months ended July 25, 2004 was $5.3 million and $10.3 million, respectively. Amortization expense associated with intangible assets for the three and six months ended July 27, 2003 was $3.6 million and $6.3 million, respectively. Amortization expense for the net carrying amount of intangible assets at July 25, 2004 is estimated to be $9.3 million for the remainder of fiscal 2005, $15.1 million in fiscal 2006, $8.2 million in fiscal 2007, $2.0 million in fiscal 2008 and $100,000 in fiscal 2009.

The carrying amount of goodwill is as follows:

	July 25, 2004	January 25, 2004
	(In thousands)

3dfx	$50,326	$50,326
MediaQ	53,372	53,695
Other	4,868	4,888

Total goodwill	$108,566	$108,909

Note 8 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable debt securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized losses for the three and six months ended July 25, 2004 were ($93,000) and ($24,000), respectively. Net realized gains for the three and six months ended July 27, 2003 were $282,000 and $477,000, respectively.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 25,	January 25,
Inventories:	2004	2004
	(In thousands)

Raw materials	$45,568	$22,131
Work in-process	56,994	44,523
Finished goods	164,423	167,584

Total inventories	$266,985	$234,238

The significant increase in raw materials primarily relates to memory products that we plan to bundle with our GeForce 6 products.

At July 25, 2004, we had outstanding inventory purchase obligations totaling $383.0 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	July 25,	January 25,
Property and Equipment:	2004	2004
	(In thousands)

Software	$120,335	$116,150
Test equipment	76,771	73,287
Computer equipment	78,617	70,173
Leasehold improvements	69,516	58,649
Construction in process	4,037	1,620
Office furniture and equipment	18,374	17,996

	367,650	337,875
Accumulated depreciation and amortization	(184,662)	(147,846)

Property and equipment, net	$182,988	$190,029

	July 25,	January 25,
Accrued Liabilities:	2004	2004
	(In thousands)

Accrued customer programs	$59,488	$54,875
Customer advances	1,707	11,530
Taxes payable	34,693	29,609
Accrued payroll and related expenses	32,276	30,270
Deferred rent	9,709	8,151
Other	10,924	10,320

Total accrued liabilities	$148,797	$144,755

Note 10 - Segment Information

We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, wireless media processors, or WMPs, and related software. During the second quarter of fiscal 2005, our chief operating decision maker, the Chief Executive Officer, began reviewing financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We now report three product-line operating segments: the GPU business, which is composed of products that support desktop personal computers, or PCs, notebook PCs and professional workstations; the MCP business, which is composed of nForce and Xbox related products; and the WMP business, which support handheld personal digital assistants and cellular phones. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from our sales of memory.

We do not identify or allocate assets by operating segment. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for our company as a whole.

For periods prior to the first quarter of fiscal 2005, product-line operating segment information other than revenue is impracticable to obtain primarily due to changes in our enterprise resource system structure that we implemented during the first quarter of fiscal 2005.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	GPU	MCP	WMP	All Other	Consolidated
	(In thousands)
Three Months Ended July 25, 2004:
Revenue	$291,291	$117,086	$5,201	$42,483	$456,061
Operating income (loss)	$18,247	$16,469	$(9,258)	$(21,659)	$3,799
Three Months Ended July 27, 2003:
Revenue	$311,127	$121,108	$--	$27,539	$459,774

Six Months Ended July 25, 2004:
Revenue	$668,449	$173,859	$10,859	$74,799	$927,966
Operating income (loss)	$80,856	$10,266	$(16,050)	$(47,393)	$27,679
Six Months Ended July 27, 2003:
Revenue	$608,947	$199,433	$--	$56,377	$864,757

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our operations in different geographic regions:

	Three Months Ended		Six Months Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003
Revenue:	(In thousands)

United States and other Americas	$183,666	$133,531	$254,580	$210,810
Asia Pacific	249,537	295,032	633,465	602,833
Europe	22,858	31,211	39,921	51,114

Total revenue	$456,061	$459,774	$927,966	$864,757

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003
Revenue:

Customer A	12%	20%	22%	21%
Customer B	4%	12%	11%	11%
Customer C	8%	11%	8%	12%
Customer D	20%	19%	13%	14%
Customer E	12%	11%	8%	12%

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

Note 12 – Change in Accounting Estimate

We compute income taxes for interim reporting purposes using estimates of our effective annual income tax rate for the entire fiscal year. During the second quarter of fiscal 2004, we revised our estimated effective income tax rate for fiscal year 2004 to 20% from the 30% rate that we had used in the first quarter of fiscal 2004. The change in the rate was primarily due to federal and state tax credits and foreign tax differentials. As a result of the change, the effective income tax rate for the second quarter of fiscal 2004 was 9.4%. The effect of the change in the estimated annual effective income tax rate for fiscal 2004 was to increase net income by $5.5 million for both the three months and six months ended July 27, 2003. The effect of the change in estimate on basic and diluted earnings per share was $0.03 for the three months ended July 27, 2003. The effect of the change in estimate on earnings per share was $0.04 for basic earnings per share and $0.03 for diluted earnings per share for the six months ended July 27, 2003.

Note 13 – Subsequent Event

On August 9, 2004, we announced a stock repurchase program under which we may purchase up to $300.0 million of our common stock over a three year period through August 2007. The repurchases will be made in the open market or in privately negotiated transactions, from time to time, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. Our stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. To date, we have repurchased 1,000,000 shares for a total cost of approximately $10.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statement within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words "expects," "believes," "intends," "anticipates," "estimates," "plans," and similiar expressions are intended to identify forward-looking statements.  These forward-looking statements relate to future periods and include, but are not limited to, the features, benefits, capabilities, performance, production and availability of our products, the length of product cycles, our gross margins, our inventories, product life cycles, average selling prices, our strategies as to our GPU, MCP and WMP product segments, the importance of digital media processing technology and PCI-Express, our critical accounting policies, sources of revenue and anticipated revenue, our expectations regarding increases in and reasons for our expenditures, planned capital expenditures, the adequacy of our cash flow, our liquidity, investments of our cash and marketable securities, expectations regarding our competition and our competitive position, our intellectual property, the importance of our strategic relationships, customer demand, our reliance on a limited number of customers, expansion of our technologies and products, including by investment or acquisition, our ability to attract customers, our ability to attract and retain qualified personnel and our foreign currency risk strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of a particular product, our inability to decrease inventory purchase committments in a meaningful timeframe, reduction in demand for or market acceptance of our products, defects in our new products, the impact of competitive pricing pressure, disruptions in our relationships with Taiwan Semiconductor Manufacturing Company, or TSMC, United Microelectronics Corporation, or UMC, International Business Machines Corporation, or IBM, and other key suppliers, fluctuations in general economic conditions, the seasonality of the PC and our other product segments, the concentration of sales of our products to a limited number of customers, our ability to safeguard our intellectual property, delays in the development of new products, developments in and expenses related to litigation and the matters set forth under the caption “Business Risks.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “NVIDIA,” “we,” “us,” or “our” mean NVIDIA Corporation and our subsidiaries.

NVIDIA, GeForce, MXM, SLI, GoForce, NVIDIA Quadro and NVIDIA nForce are our trademarks or registered trademarks in the United States and other countries. We also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

NVIDIA Corporation is a worldwide leader in digital media processor technology, dedicated to creating products that enhance the interactive experience on consumer and professional computing platforms. We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, wireless media processors, or WMPs, and related software. Our products are integral to a wide variety of visual computing platforms, including enterprise personal computers, or PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our mission is to be the most important visual computing company in the world.

Recent Developments

New Board of Directors Member

In July 2004, we announced the appointment of Dr. Steven Chu to our board of directors. In August 2004, Dr. Chu became the Director of the Lawrence Berkeley National Laboratory, a research laboratory of the Department of Energy managed by the University of California. In 1997, Dr. Chu, with two colleagues at National Institute of Standards and Technology and College de France, was awarded the Nobel Prize in physics for development of methods to cool and trap atoms with laser light.

Peripheral Component Interconnect Express, or PCI-Express

In February 2004, we announced a top-to-bottom family of PCI Express GPUs. By using a PCI Express high-speed interconnect, or HSI, which is a complex piece of networking technology that performs high-speed bi-directional interconnect protocol conversion, we were able to transform our GeForce family of GPUs into PCI Express compatible GPUs.

In June 2004, we executed on our strategy to deliver a full line of GPUs ready to support PCI-Express chipsets. Our first PCI-Express graphics solutions, the GeForce PCX series, are currently shipping to leading add-in-card partners, original equipment manufacturers, or OEMs, system builders and other partners and were released for retail sale during the second quarter of fiscal 2005.

In May 2004, we announced the Mobile PCI-Express Module Specification, or MXM. MXM was jointly developed by NVIDIA and leading notebook PC manufacturers in an effort to accelerate the adoption of PCI Express-based notebooks in all market segments. MXM is an open design specification that supports a wide range of graphics solutions from any GPU manufacturer, allowing system integrators maximum flexibility for build-to-order with various graphics solutions. MXM will also serve as the primary delivery vehicle for our next generation GPUs based on the GeForce Go 6 series architecture.

GeForce 6 Series

In April 2004, we announced our latest flagship GPU architecture, the GeForce 6 series. The GeForce 6 series offers a number of new features, including a faster architecture than our GeForce FX series, compliance with many of the latest software standards and on-chip video processors for high-definition encoding and decoding and direct-to-television playback. The GeForce 6 series offers more flexibility for game designers and graphic artists, while increasing performance over our previous top-end product, the GeForce FX 5950. During the second quarter of fiscal 2005, we launched the production shipment of the GeForce 6800 Ultra, 6800 GT and 6800, the industry’s first GPUs to support Microsoft Corporation’s, or Microsoft, Shader Model 3.0. In August 2004, we announced the GeForce 6600 GT and 6600, which are targeted for the mainstream market.

Scalable Link Interface, or SLI, Multi-GPU Technology

In June 2004, we unveiled a new SLI technology that enables multiple GeForce 6 series or NVIDIA Quadro graphics cards to operate in a single PC or workstation for a significant increase in graphics horsepower. PCI Express-based PCs and workstations based on NVIDIA SLI multi-GPU technology are expected to become available in the second half of fiscal 2005 from PC and workstation manufacturers.

nForce3

During the first quarter of fiscal 2005, we launched production of the nForce3 250Gb, the first single-chip MCP to offer gigabit Ethernet, dual independent Serial Advanced Technology Attachment, or SATA, controllers, industry leading Redundant Array of Independent Disks, or RAID, features and hardware security processing. In June 2004, we announced the release of the nForce3 Ultra MCP, a MCP for motherboards and PC systems based on the AMD64 computing platform.

Future Objectives and Challenges

Re-Establish GPU Leadership

We have committed ourselves to recapture technology leadership in our GPU business, while creating an architecture that is cost efficient. During the second quarter of fiscal 2005, we launched the industry’s first GPUs that support Microsoft’s Shader Model 3.0 with the production shipment of the GeForce 6800 Ultra, 6800 GT and 6800. In August 2004, we introduced the GeForce 6600 GT and 6600, which are targeted for the mainstream market. To date, the GeForce 6 series has won over 75 awards worldwide and was recently named the recommended GPU for id Software’s highly anticipated game, Doom 3. With the GeForce 6 family, we are focused on capturing a significant share of the performance GPU segment, and then leveraging that leadership position into the mainstream GPU segment. By the end of the year, we expect to have a top-to-bottom product line that supports Shader Model 3.0.

PCI-Express

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP objectives this fiscal year. We initiated this transition by creating our GeForce PCX series of GPUs, using HSI technology. During the second quarter of fiscal 2005, we executed on our strategy to deliver a full line of GPUs ready to support PCI-Express chipsets. Our first PCI Express graphics solutions, the GeForce PCX series, are currently shipping to leading add-in-card partners, OEMs, system builders and other partners, and were released for retail sale during the second quarter of fiscal 2005. We expected to ramp up sales of our PCI-Express products during the second quarter of fiscal 2005, but as a result of Intel Corporation’s, or Intel’s, delayed PCI-Express chipset production, followed by their product recall, the high-end desktop segment was impacted by stalling our customers’ production ramp of our GeForce PCX GPUs.

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margins. During the second quarter of fiscal 2005, our gross margin was 30.7%, a decline of 0.8% from our gross margin of 31.5% for the first quarter of fiscal 2005. The decline in margins associated with the pricing reductions we implemented on certain of our mainstream products in order to respond to our competition’s competitive pricing actions more than offset the benefit of the higher margins we realized from our initial sales of the GeForce 6 product family. We expect gross margin to improve by 1.0% to 2.0% during the third quarter of fiscal 2005 as the GeForce 6 product family becomes an increasing portion of our business.

MCP Business

Our strategy is to attempt to win the Athlon 64 segment by building single-chip MCPs that lead the industry in performance and system technologies. We have dedicated a significant number of our engineers to our MCP business and they represent a major source of our recent operating expense increase. We believe this investment is strategically important. We intend to offer a full line of MCPs for desktop, notebook and the server segments in the future.

Handsets

Our handheld objective is to drive the multimedia handheld era by building exciting products that leverage NVIDIA’s expertise, resources, and investments in digital media processing. During the first quarter of fiscal 2005, Motorola, Inc. announced their decision to incorporate our GoForce 4000 in their upcoming new line of 3G multimedia phones. In July 2004, we announced that Samsung Electronics had selected our GoForce 2100 media processor for the SCH-M500 Mobile Intelligent Terminal by Samsung, or MITS, phone. We now have design wins with three of the world's top five cell phone OEMS - Motorola, Samsung and LG Electronics, Inc. Over the next several years, we expect digital media processing technology to play a critical role in the cell phone industry. With the WMPs on our roadmap, we anticipate that future cell phones will be able to receive television programs, record digital video like a camcorder, enable video phone calls, and be portable game players.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, long-lived assets, goodwill, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to our critical accounting policies and estimates in this report.

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

Goodwill

We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. The second step, if necessary, measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our most recent annual impairment test during the fourth quarter of fiscal 2004 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings due to the potential for a write down of goodwill in connection with such tests.

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

	Three Months Ended		Six Months Ended
	July 25,	July 27,	July 25,	July 27,
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.3	71.7	68.9	70.3

Gross profit	30.7	28.3	31.1	29.7
Operating expenses:
Research and development	18.7	14.3	17.6	14.4
Sales, general and administrative	11.2	8.6	10.5	9.3

Total operating expenses	29.9	22.9	28.1	23.7

Operating income	0.8	5.4	3.0	6.0
Interest and other income, net	0.6	0.4	0.6	0.4

Income before income tax expense	1.4	5.8	3.6	6.4
Income tax expense	0.3	0.5	0.7	1.3

Net income	1.1%	5.3%	2.9%	5.1%

Three and Six Months Ended July 25, 2004 and July 27, 2003

Revenue

During the second quarter of fiscal 2005, we began reporting three product-line operating segments: the GPU business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP business, which is composed of nForce and Xbox related products; and the WMP business, which is comprised of products that support handheld personal digital assistants and cellular phones. Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.

Revenue was $456.1 million for the second quarter of fiscal 2005 and $459.8 million for the second quarter of fiscal 2004, which represented a decrease of 1%. This revenue decrease was primarily due to decreased sales of our mainstream GeForce family of desktop GPU products, offset by increases in sales of our NVIDIA Quadro workstation products and GeForce Go notebook products. Sales of our GeForce family of desktop GPUs decreased primarily as a result of competitive pricing in the mainstream consumer segment. The production delay of Intel’s PCI-Express chipset, followed by its subsequent product recall, impacted the high-end desktop segment during the second quarter of fiscal 2005 by stalling our customers’ production ramp of products containing our GeForce PCX GPUs. In addition, the total discrete desktop GPU market declined during the second quarter of fiscal 2005 due to aggressive pricing by Intel of their integrated graphic chips, which drove up the total relative market share of integrated graphics. Sales of our NVIDIA Quadro workstation products and GeForce Go notebook products increased primarily due to unit sales volume increases. Sales of our Xbox products have historically fluctuated based on the timing of orders from Microsoft Corporation. Sales to Microsoft were flat for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

Revenue increased by 7% to $928.0 million for the first half of fiscal 2005 compared to $864.8 million for the first half of fiscal 2004. The increase was primarily the result of sales of our GeForce family of desktop GPUs across the enthusiast, performance and mainstream consumer segments that are served by this product family during the first quarter of fiscal 2005. Sales of our NVIDIA Quadro workstation products continued to improve, resulting primarily from significant unit sales volume increases.

Revenue from sales to customers outside of the United States and other Americas accounted for 60% of total revenue for the second quarter of fiscal 2005 and 73% for the first half of fiscal 2005. Revenue from sales to customers outside of the United States and other Americas accounted for 71% of total revenue for the second quarter of fiscal 2004 and 76% for the first half of fiscal 2004. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, and add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The decrease in the percentage of revenue from sales to customers outside of the United States and other Americas is primarily due to increased sales to one of our CEMs, which are billed in the United States.

Sales to Microsoft accounted for approximately 20% of revenue for the second quarter of fiscal 2005 and 13% of revenue for the first half of fiscal 2005. Our other two largest customers accounted for approximately 24% of revenue for the second quarter of fiscal 2005 and 33% of revenue for the first half of fiscal 2005. Sales to Microsoft accounted for approximately 19% of revenue for the second quarter of fiscal 2004 and 14% of revenue for the first half of fiscal 2004. Our other two largest customers accounted for approximately 32% of revenue for the second quarter of fiscal 2004 and 33% of revenue for the first half of fiscal 2004.

During the third quarter of fiscal 2005, we expect revenue to increase slightly as we expect that our Geforce 6 series and WMP products to become an increasing portion of our business. Furthermore, we anticipate that Xbox revenue will be flat in the third quarter of fiscal 2005. In future periods, our revenue may be affected by demand for and market acceptance of our products and/or our customers’ products, our ability to successfully develop and produce our products in volume production, competitive pressures resulting in lower than expected average selling prices, and new product announcements or product introductions by our competitors.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. Gross margin is the ratio of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold.

Our gross margin was 30.7% and 28.3% for the second quarter of fiscal 2005 and the second quarter of fiscal 2004, respectively. Our gross margin was 31.1% and 29.7% for the first half of fiscal 2005 and the first half of fiscal 2004, respectively. Gross margins improved during the second quarter of fiscal 2005 and the first half of fiscal 2005 as compared to the same periods in the prior year as a result of three primary factors. First, during fiscal 2004 our GeForce FX series of GPU products had experienced lower gross margins than previous series of GeForce GPU products, such as the GeForce 4 series. Company-wide efforts were made to drive down cost and improve gross margins and, as a result, during the first half of fiscal 2005, we were able to improve our gross margins. In addition, in the first half of fiscal 2005, we realized increased sales of our high-end GeForce FX desktop GPU products and began shipping our GeForce 6 series GPUs, which are targeted toward the performance market segment and are among our highest gross margin products. Finally, revenue from our NVIDIA Quadro workstation products, which typically provide the highest gross margins of any of our products, increased as a percentage of our total revenue during the first half of fiscal 2005 when compared to the first half of fiscal 2004. This increase in our mix of revenue toward higher-margin products led to a positive impact of overall gross margin during the first half of fiscal 2005.

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

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product development, consultant costs and other expenses such as facilities and equipment costs. Research and development expenses increased by $19.8 million, or 30%, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily due to a $9.2 million increase related to 250 additional personnel since the second quarter of fiscal 2004, including approximately 60 employees who joined us as a result of our acquisition of MediaQ, Inc. during the third quarter of fiscal 2004, a $5.1 million increase associated with lab equipment, software licenses, maintenance fees, increased depreciation charges primarily related to purchases of new research and development emulation equipment during fiscal 2004, increased intangible asset amortization charges, a $3.9 million increase in new product development costs and a $1.6 million increase in facility and other expenses during the period. Research and development expenses increased by $38.2 million, or 31%, from the first half of fiscal 2004 to the first half of fiscal 2005 primarily due to a $19.4 million increase related to additional personnel, including approximately 60 employees who joined us as a result of our acquisition of MediaQ during the third quarter of fiscal 2004, a $12.2 million increase associated with lab equipment, software licenses, maintenance fees, increased depreciation charges primarily related to purchases of new research and development emulation equipment during fiscal 2004, increased intangible asset amortization charges, a $4.0 million increase in new product development costs and a $2.6 million increase in facility and other expenses during the period.

We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, marketing development expenses, travel and entertainment expenses, legal and accounting expenses and other expenses. Sales, general and administrative expenses increased $11.2 million, or 28%, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily due to a $9.7 million increase in advertising, marketing development and travel and entertainment expenses related to the launch of our new GeForce 6 products and a $4.3 million increase related to additional personnel primarily in sales and marketing. These increases were offset by a $2.8 million decrease in legal, tax and accounting fees and other general administrative activities. Sales, general and administrative expenses increased $17.4 million, or 22%, from the first half of fiscal 2004 to the first half of fiscal 2005 primarily due to a $15.2 million increase in advertising, marketing development and travel and entertainment expenses related to the launch of our new GeForce 6 products and an $8.2 million increase related to additional personnel primarily in sales and marketing. These increases were offset by a $4.4 million decrease in legal fees related to resolution of the Microsoft arbitration and shareholder lawsuits, tax and accounting fees and a $1.6 million decrease in other general administrative activities.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales, launch our new products and protect our business interests.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased $3.0 million from $5.7 million to $2.7 million from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. Interest income decreased $5.8 million from $11.3 million to $5.5 million from the first half of fiscal 2004 to the first half of fiscal 2005. These decreases were primarily the result of lower average cash balances due to the redemption of our convertible subordinated debentures during the third quarter of fiscal 2004.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and, prior to the redemption in the third quarter of fiscal 2004, interest on our convertible subordinated debentures. Interest expense decreased $4.1 million from $4.1 million to $46,000 from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. Interest expense decreased $8.0 million from $8.1 million to $100,000 from the first half of fiscal 2004 to the first half of fiscal 2005. These decreases were primarily due to the redemption of our convertible subordinated debentures.

Income Taxes

We recognized income tax expense of $1.3 million and $6.6 million for the three and six months ended July 25, 2004, respectively. The effective income tax rate for the three and six months ended July 25, 2004 was 20%. We recognized income tax expense of $2.5 million and $11.0 million for the three and six months ended July 27, 2003, respectively. The effective income tax rate for the three and six months ended July 27, 2003 was 9.4% and 20%, respectively. Our effective tax rate is lower than the U.S. Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions and research and development tax credits. During the second quarter of fiscal 2004, our effective tax rate declined due to federal and state tax credits and foreign tax differentials. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding the change in our estimated effective annual income tax rate.

Liquidity and Capital Resources

As of July 25, 2004, we had $613.3 million in cash, cash equivalents and marketable securities, an increase of $9.3 million from the end of fiscal 2004. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $32.6 million and $59.2 million during the first half of fiscal 2005 and fiscal 2004, respectively. Net cash provided by operating activities during the first half of fiscal 2005 was primarily due to our $26.5 million of net income and a $37.9 million increase accounts payable related to the timing of payments made to our suppliers offset by a $32.7 million increase in inventory caused by a ramp-up in production of our new GeForce 6 products during the second quarter of fiscal 2005 and a $59.8 million increase in accounts receivable primarily related to the fact that our sales during the second quarter of fiscal 2005 were heavily weighted toward the last month of the quarter.

Cash used in investing activities has consisted primarily of investments in marketable securities, the purchase of certain assets from various businesses and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $83.4 million and $149.0 million during the first half of fiscal 2005 and 2004, respectively. Net cash used by investing activities during the first half of fiscal 2005 was primarily due to $48.2 million of net purchases of marketable securities. In addition, we used $35.2 million for capital expenditures primarily attributable to purchases of leasehold improvements for our new data center at our headquarters campus, new research and development emulation equipment, technology licenses, software and intangible assets. We expect to spend approximately $30.0 million to $50.0 million for capital expenditures during the remainder of fiscal 2005, primarily for purchases of software licenses, emulation equipment, computer and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities provided cash of $17.0 million during the first half of fiscal 2005 primarily from employee stock option exercises.

Stock Repurchase Program

On August 9, 2004, we announced a stock repurchase program under which we may purchase up to $300.0 million of our common stock over a three year period through August 2007. The repurchases will be made in the open market or in privately negotiated transactions, from time to time, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. Our stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. The repurchases will be funded from our available working capital. To date, we have repurchased 1,000,000 shares for a total cost of approximately $10.5 million.

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
  acquiring complementary technologies, assets or businesses; and
  capital expenditures.
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

Contractual Obligations

As of July 25, 2004, our outstanding inventory purchase obligations have increased to $383.0 million from $213.3 million as of January 25, 2004 primarily due to purchase orders for our new GeForce 6 series of GPUs. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 25, 2004. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 25, 2004.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements, which information is hereby incorporated by reference.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as "available-for-sale" under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as "available-for-sale," no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers and subcontractors provide for pricing and payment in U.S. dollars, and therefore are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Business Risks

In addition to the risks discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the risks set forth below.

Risks Related to Our Operations

Our failure to estimate customer demand properly may result in excess or obsolete inventory that could adversely affect our gross margins.

Inventory purchases are based upon future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to write-down our inventory and our gross margins could be adversely affected. During the second quarter of fiscal 2005, demand for our non PCI-Express mainstream desktop products declined significantly due in large part to unexpected competitive pricing actions taken by our competition. As a result of these competitive pricing actions, we were required to reduce the average selling prices of certain of our mainstream desktop products and our gross margins were adversely affected. If such competitive pricing actions were to recur in the future, we could be forced to continue to reduce average selling prices or to write-down our inventory and our gross margins could be adversely affected.

We order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We may build inventories during periods of anticipated growth and in connection with selling workstation boards directly to major original equipment manufacturers, or OEMs. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results.

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

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue and our gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could harm our business. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, our business could suffer.

To stay competitive, we may have to invest more resources in research and development.

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,184 full-time employees engaged in research and development as of July 25, 2004, compared to 934 employees as of July 27, 2003. During the second quarter of fiscal 2005 and fiscal 2004, research and development expenditures represented 19% and 14% as a percentage of revenue, respectively. During the first half of fiscal 2005 and fiscal 2004, research and development expenditures represented 18% and 14% as a percentage of revenue, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline.

Our operating expenses are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls.

During the second quarter of fiscal 2005 and fiscal 2004, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 30% and 23% as a percentage of our total revenue, respectively. During the first half of fiscal 2005 and fiscal 2004, our operating expenses represented 28% and 24% as a percentage of our total revenue, respectively. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales force, launch our new products and protect our business interests. Additionally, because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls it would negatively impact our financial results.

Failure to transition to new manufacturing process technologies could affect our ability to compete effectively.

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15-micron, 0.14 micron and 0.13 micron process technologies for our family of GPUs, MCPs and WMPs. The majority of our newest GPUs, the GeForce 6 series, GeForce FX and the GeForce FX Go products are manufactured in 0.13-micron process technology.

We believe that the transition of our products to increasingly smaller geometries will be important to our competitive position. In February 2004, we announced that we will be one of the first semiconductor companies to manufacture certain up-coming GPUs on TSMC’s 0.11-micron process technology. During the second quarter of fiscal 2005, we began production of our newest mainstream member of the GeForce 6 family on TSMC’s 0.11-micron process technology.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. We may continue to have difficulty migrating to new manufacturing process technologies successfully or on a timely basis. Our inability to transition to new manufacturing process technologies may adversely affect our operating results and negatively impact our gross margins.

We are dependent on key personnel and the loss of these employees could negatively impact our business.

Our performance is substantially dependent on the performance of our executive officers and key employees. None of our officers or employees is bound by an employment agreement, and so our relationships with our officers and employees are at will. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract and retain the necessary technical and managerial personnel would harm our business. The integration of new executives or personnel could disrupt our ongoing operations.

Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors our stock price could decline.

Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is therefore difficult for us to accurately forecast revenue and profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially. For example, on August 5, 2004, we announced that the operating results for our second quarter of fiscal 2005 included significantly lower amounts of revenue and earnings per share than had been expected by securities analysts, caused primarily by competitive pricing actions taken by our competition and the delayed introduction and subsequent recall of Intel’s PCI-Express chipset. Our announcement was followed by a decline in the trading price of our common stock. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:
  demand and market acceptance for our products and/or our customers’ products;
  the successful development and volume production of our next-generation products;
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
  seasonal fluctuations associated with the PC and consumer products market;
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

Any one or more of the factors discussed above could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.

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
  the ability of IBM, TSMC, UMC, and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;
  the quality of any new products;
  differentiation of new products from those of our competitors;
  market acceptance of our products and our customers' products; and
  availability of adequate quantity and configurations of various types of memory products.
A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking markets and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and cellphone manufacturers. If these relationships are not successful, we may not be able to develop new products in a timely manner, which could result in a loss of market share, a decrease in revenue and a negative impact on our operating results.

In addition, our strategy includes utilizing the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by OEMs, ODMs, add-in board and motherboard manufacturers and consumers of personal computers and consumer electronics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new digital media processors would harm our business. In particular, we experienced delays in the introduction of digital media processors using our next generation technology during the first half of fiscal 2004. Any such delay in the future or failure of our digital media processors or other processors to meet or exceed specifications of competitive products could materially harm our business.

Our failure to identify new product opportunities or develop new products could harm our business.

As our digital media processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our digital media processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our digital media processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our digital media processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for products increases, there is an increasing risk that we will experience problems with the performance of products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors may delay the introduction or volume sale of new products we developed. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins and reduced demand for products or loss of market share. In addition, technologies developed by others may render our digital media processors non-competitive or obsolete or result in our holding excess inventory, any of which would harm our business.

PCI Express is central to our GPU as well as MCP strategies this fiscal year and the outcome of this strategy will impact our business.

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP objectives this fiscal year. Our transition strategy includes using a PCI Express high-speed interconnect, or HSI. HSI is a complex piece of networking technology that performs high-speed bi-directional interconnect protocol conversion. Using HSI, we transformed some of our GPUs into PCI Express compatible GPUs. In February 2004, we launched a top-to-bottom family of PCI Express solutions.

In June 2004, we executed on our strategy to deliver a full line of GPUs ready to support PCI-Express chipsets. Our first PCI Express graphics solutions, the GeForce PCX series, are currently shipping to leading add-in-card partners, OEMs, system builders and other partners and were released for retail sale during the second quarter of fiscal 2005.

In May 2004, we announced the Mobile PCI-Express Module Specification, or MXM. MXM was jointly developed by NVIDIA and leading notebook PC manufacturers in an effort to accelerate the adoption of PCI Express-based notebooks in all market segments. MXM is an open design specification that supports a wide range of graphics solutions from any GPU manufacturer, allowing system integrators flexibility for build-to-order with various graphics solutions. MXM will also serve as the primary delivery vehicle for our next generation GPUs based on the GeForce Go 6 series architecture. If our PCI Express compatible products do not meet consumer and/or analysts expectations, our business could suffer.

We could suffer a loss of market share if our products contain significant defects.

Products as complex as those we offer may contain defects or failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered defects and incompatibilities with customers’ hardware in certain of our products and may experience delays or loss of revenue to correct any new defects or incompatibilities in the future. Errors in new products or releases after commencement of commercial shipments could result in loss of market share, failure to achieve market acceptance and harm our financial results. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. We may also be required to incur additional development costs, which could divert the attention of our management and engineers from the development of new products. These costs could be significant and could adversely affect our business and operating results. We may also suffer a loss of reputation and/or a loss in our market share, either of which could materially harm our financial results.

Risks Related to Our Partners

We sell our products to a small number of customers and our business could suffer by the loss of these customers.

We have only a limited number of customers and our sales are highly concentrated. Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and stocking representatives, each of which has relationships with a broad range of system builders and leading PC OEMs. Currently, we sell a significant majority of our digital media processors directly to stocking representatives, CEMs, ODMs, motherboard and add-in board manufacturers, which then sell boards with our graphics processor to leading PC OEMs, retail outlets and to a large number of system builders. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed historical levels in any future period, which could harm our financial condition and our results of operations.

Difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. As of July 25, 2004 and July 27, 2003 our allowance for doubtful accounts represented 0.5% and 0.6% of revenue for each fiscal quarter, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results. We may have to record additional reserves or write-offs in the future, which could harm our business.

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

During fiscal 2004, we announced that we had formed a multi-year strategic alliance under which IBM would manufacture certain GeForce GPUs. IBM began manufacturing GeForce GPUs in July 2003 at its plant in New York. Our manufacturing yields and product performance could suffer due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of IBM. Any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships as well as our revenue and gross profit. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, our business could suffer.

We are dependent on third parties located outside of the United States for assembly, testing and packaging of our products, which reduces our control over the delivery and quantity of our products .

Our digital media processors are assembled and tested by Siliconware Precision Industries Company Ltd., Amkor Technology Inc., ChipPAC Incorporated and Advanced Semiconductor Engineering, Inc., all of which are located outside of the United States. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Any product shortages, quality assurance problems or political instability outside of the United States could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any such delays could result in a loss of reputation or a decrease in sales to our customers.

We may not be able to realize the potential financial or strategic benefits of business acquisitions and that could hurt our ability to grow our business, develop new products and sell our products.

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
  diversion of management’s attention from our business;
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

We rely on third-party vendors to supply tools to us for the development of our new products and we may be unable to obtain the tools necessary to develop these products.

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

The impact on our future revenue of Microsoft’s announcement that it has entered into an agreement with one of our competitors to develop technology for future Xbox products and services is uncertain.

During fiscal 2004, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from Microsoft is uncertain, but we do not anticipate that it will have a significant impact on our revenue until at least the second half of fiscal 2006. Revenue from Microsoft during the second quarter of fiscal 2005 and fiscal 2004 accounted for 20% and 19%, respectively, of our total revenue. During the first half of fiscal 2005 and fiscal 2004 revenue from Microsoft accounted for 13% and 14%, respectively, of our total revenue. Revenue from Microsoft during fiscal 2004, fiscal 2003 and fiscal 2002 accounted for 15%, 23% and 9%, respectively, of our total revenue.

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
On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox. In the event that an individual or corporation makes an offer to purchase shares equal to or greater than 30% of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock. The Microsoft provision and the other factors listed above could also delay or prevent a change in control of NVIDIA.

Risks Related to Our Competition

The 3D graphics, platform processor and handheld industries are highly competitive and we may be unable to compete.

The market for GPUs, MCPs and WMPs for PCs and handhelds is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard Application Programming Interfaces, or APIs, manufacturing capabilities, price of digital media processors and total system costs of add-in boards and motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business.

Our primary source of competition is from companies that provide or intend to provide GPU and MCP solutions for the PC and handheld segments. Our competitors include the following:
  suppliers of MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI Technologies, Inc., or ATI, Intel, Silicon Integrated Systems Corporation and VIA Technologies, Inc., or VIA;
  suppliers of desktop standalone GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Creative Technology Ltd., Matrox Electronics Systems Ltd. and XGI Technology, Inc.;
  suppliers of notebook standalone GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Silicon Motion, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA; and
  suppliers of WMPs for handheld devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI and Seiko-Epson Corporation.
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

Our ability to achieve design wins also depends in part on our ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including Intel and Microsoft. This would require us to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, our ability to achieve design wins could suffer. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

Risks Related to Market Conditions

We are dependent on the PC market and the rate of its growth has and may in the future have a negative impact on our business.

We derive the majority of our revenue from the sale of products for use in the desktop and notebook PC segments, including professional workstations. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop and notebook PC segments in the next several years. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed.

We are subject to risks associated with international operations which may harm our business.

We generated 60% of our total revenue from sales to customers outside of the United States and other Americas for the second quarter of fiscal 2005 and 73% for the first half of fiscal 2005. Revenue from sales to customers outside of the United States and other Americas accounted for 71% of total revenue for the second quarter of fiscal 2004 and 76% for the first half of fiscal 2004. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:
  international economic and political conditions;
  unexpected changes in, or impositions of, legislative or regulatory requirements;
  inadequate local infrastructure;
  delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
  transportation delays;
  longer payment cycles;
  increases in the U.S. dollar as compared to other currencies;
  imposition of additional taxes and penalties;
  the burdens of complying with a variety of foreign laws; and
  other factors beyond our control, including terrorism, war and diseases such as severe acute respiratory syndrome, or SARS, and the Bird flu, which may delay the manufacture, assembly, testing and packing of our products.
If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

Currently, all of our arrangements with third-party manufacturers and subcontractors provide for pricing and payment in U.S. dollars as are sales to our customers located outside of the United States and other Americas. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Hostilities involving the United States and/or terrorist attacks could harm our business.

The financial, political, economic and other uncertainties following the terrorist attacks upon the United States led to a weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States and Iraq or other countries could adversely affect the growth rate of our revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could also adversely affect our business, financial condition or results of operations.

Our products may not continue to be accepted by the PC and consumer electronics segments.

Our success will depend in part upon continued broad adoption of our digital media processors for 3D graphics in PC and consumer electronics applications. The market for digital media processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Since the PC segment is our core business, our business would suffer if for any reason our current or future digital media processors do not continue to achieve widespread acceptance in the PC segment. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC segment, we may experience a decrease in revenue which could negatively impact our operating results.

Our business is cyclical in nature and an industry downturn could harm our business.

Our business is directly affected by market conditions in the highly cyclical semiconductor industry, including alternating periods of overcapacity and capacity constraints, variations in manufacturing costs and yields, significant expenditures for capital equipment and product development and rapid technological change. If we are unable to respond to changes in our industry, which can be unpredictable and rapid, in an efficient and timely manner, our operating results could suffer. In particular, from time to time, the semiconductor industry has experienced significant and sometimes prolonged downturns characterized by diminished product demand and accelerated erosion of average selling prices. If we cannot take appropriate actions such as reducing our costs to sufficiently offset declines in demand during a downturn, our revenue and earnings will suffer during downturns.

Political instability in Taiwan and in The People’s Republic of China or elsewhere could harm our business.

Because of our reliance on TSMC and UMC, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People’s Republic of China and Taiwan, or if relations between the United States and The People’s Republic of China are strained due to foreign relations events. If any of our suppliers experienced a substantial disruption in their operations, as a result of a natural disaster, political unrest, economic instability, acts of terrorism or war, equipment failure or other cause, could harm our business.

Our stock price may continue to experience significant short-term fluctuations.

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the U.S. economy, acts of terror against the United States, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed in these risk factors. For example, on August 5, 2004, we announced the operating results for our second quarter of fiscal 2005, which included significantly lower amounts of revenue and earnings per share than had been expected by securities analysts, caused primarily by competitive pricing actions taken by our competition and the delayed introduction and subsequent recall of Intel’s PCI-Express chipset. Our announcement was followed by a decline in the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation had been initiated against the issuing company.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

Risks Related to Intellectual Property, Litigation and Government Action

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

 Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of us may be adversely effected and could cause a decline in the market price of our stock.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights or positions that could result in substantial costs to us.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation. The digital media processor industry in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. In addition, from time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. However, licenses may not be offered at all or on terms acceptable to us, particularly by competitors. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of and sale of one or more products, which could reduce our revenue and harm our business. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could be costly. We have agreed to indemnify certain customers for certain claims of infringement arising out of sale of our products. If we have to initiate a claim or indemnify a customer, our operating expenses may increase which could negatively impact our operating results.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products, including our digital media processors. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as by the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; the location in which our products are manufactured; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

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

We are currently subject to claims of patent infringement, and we may be subject to patent infringement claims or suits brought by other parties in the future. These claims and any future lawsuits could divert our resources, including management’s attention, and result in the payment of substantial damages.

We are subject to changes in financial accounting standards, which may affect our reported financial results or the way we conduct business.

The Financial Accounting Standards Board and various federal legislative proposals have proposed changes to Accounting Principles Generally Accepted in the United States, or U.S. GAAP, that may require us to recognize compensation expense for our employee stock options. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this method, we generally do not recognize compensation expense for an employee stock option when the exercise price of the stock option is equal to the fair market value on the date of grant. If any change to U.S. GAAP is adopted that requires us to recognize compensation expense for our employee stock options, our reported results of operations may be adversely affected.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on their evaluation as of July 25, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were reasonably effective to ensure that the material information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(ii) Changes in Internal Controls. There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, NVIDIA is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by our independent auditor. Non-audit services are services other than those provided by our independent auditor in connection with an audit or a review of NVIDIA’s financial statements. During the second quarter of fiscal 2005, our Audit Committee approved tax compliance services to be performed during fiscal year 2005 by PricewaterhouseCoopers LLP, our current independent accountants, and KPMG LLP, our former independent accountants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1#	1998 Equity Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
______________

# Indicates management contract or compensatory plan arrangement.

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)   Reports on Form 8-K

(i)
On April 26, 2004, NVIDIA filed a report on Form 8-K, dated April 19, 2004, filing under “Item 4. Change in Registrant’s Certifying Accountant” disclosing that the Audit Committee of the Board of Directors had dismissed KPMG LLP as its independent accountants and engaged PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending January 30, 2005.

(ii)
On May 6, 2004, NVIDIA filed a report on Form 8-K, dated May 6, 2004, furnishing under "Item 12. Disclosure of Results of Operations and Financial Condition" its financial information for the quarter ended April 25, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2004.

                       NVIDIA Corporation

                       By: /s/ MARVIN D. BURKETT
                       Marvin D. Burkett
                       Chief Financial Officer
                  (Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1#	1998 Equity Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

______________

# Indicates management contract or compensatory plan arrangement.

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

