Form 10-Q
period 2004-10-24
NVIDIA CORP
filed 2004-11-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2004
OR
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

The number of shares of the registrant's common stock outstanding as of November 5, 2004 was 166,212,906 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 24,	January 25,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$156,687	$214,422
Marketable securities	431,163	389,621
Accounts receivable, net	307,409	196,631
Inventories	297,551	234,238
Prepaid expenses and other current assets	15,080	14,539
Deferred income taxes	3,261	3,261
Total current assets	1,211,151	1,052,712
Property and equipment, net	182,198	190,029
Deposits and other assets	8,132	7,731
Goodwill	108,107	108,909
Intangible assets, net	30,068	39,963
	$1,539,656	$1,399,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$262,960	$185,342
Accrued liabilities	150,833	144,755
Current portion of capital lease obligations	1,360	4,015
Total current liabilities	415,153	334,112
Deferred income tax liabilities	8,609	8,609
Capital lease obligations, less current portion	-	856
Long-term liabilities	7,483	4,582
Stockholders’ equity:
Common stock	168	164
Additional paid-in capital	613,326	583,481
Treasury stock	(24,644)	-
Deferred stock-based compensation	(3,442)	(5,468)
Accumulated other comprehensive income (loss), net	(1,502)	850
Retained earnings	524,505	472,158
Total stockholders' equity	1,108,411	1,051,185
	$1,539,656	$1,399,344

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003

Revenue	$515,591	$486,069	$1,443,557	$1,350,826
Cost of revenue	348,849	351,938	987,886	960,153
Gross profit	166,742	134,131	455,671	390,673
Operating expenses:
Research and development	87,880	73,052	251,050	197,982
Sales, general and administrative	50,104	42,218	148,184	122,850
In-process research and development	-	3,500	-	3,500
Total operating expenses	137,984	118,770	399,234	324,332
Operating income	28,758	15,361	56,437	66,341
Interest income	2,633	4,626	8,172	15,958
Interest expense	(25)	(3,794)	(147)	(11,915)
Other income, net	983	2,428	973	3,108
Convertible debenture redemption expense	-	(13,068)	-	(13,068)
Income before income tax expense	32,349	5,553	65,435	60,424
Income tax expense (benefit)	6,470	(803)	13,088	10,171
Net income	$25,879	$6,356	$52,347	$50,253
Basic net income per share	$0.16	$0.04	$0.32	$0.31
Diluted net income per share	$0.15	$0.04	$0.30	$0.29
Shares used in basic per share computation	166,122	161,582	165,848	160,093
Shares used in diluted per share computation	172,869	173,149	176,293	171,453

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 24,	October 26,
	2004	2003
Cash flows from operating activities:
Net income	$52,347	$50,253
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	-	3,500
Write-off convertible debenture issuance costs	-	5,485
Non-cash realized gain on investment exchange	(533)	-
Depreciation and amortization	71,512	58,410
Stock-based compensation	1,052	361
Allowance for doubtful accounts	(245)	1,195
Changes in operating assets and liabilities:
Accounts receivable	(122,041)	(61,203)
Inventories	(63,313)	(111,707)
Prepaid expenses and other current assets	(830)	(3,513)
Deposits and other assets	(556)	(2,484)
Accounts payable	77,678	100,474
Accrued liabilities	17,958	9,856
Net cash provided by operating activities	33,029	50,627
Cash flows from investing activities:
Purchases of marketable securities	(222,783)	(640,209)
Sales and maturities of marketable securities	178,635	935,697
Acquisition of businesses	-	(71,303)
Purchases of property, equipment and intangible assets	(49,284)	(115,248)
Net cash provided by (used in) investing activities	(93,432)	108,937
Cash flows from financing activities:
Redemption of convertible debenture	-	(300,000)
Common stock issued under employee stock plans	30,823	29,752
Repurchase of common stock	(24,644)	-
Principal payments on capital leases	(3,511)	(4,497)
Net cash provided by (used in) financing activities	2,668	(274,745)
Change in cash and cash equivalents	(57,735)	(115,181)
Cash and cash equivalents at beginning of period	214,422	346,994
Cash and cash equivalents at end of period	$156,687	$231,813

Supplemental disclosures of cash flow information:
Cash paid for interest	$147	$15,063
Cash paid (refund) for income taxes, net	$410	$(528)

Non cash activities:
Acquisition of business - goodwill adjustment	$1,091	$-
Assets recorded under capital lease arrangements	$-	$2,528
Application of customer advance to accounts receivable	$11,508	$58,139
Marketable security received from investment exchange	$688	$-
Asset retirement obligation	$4,483	$-
Unrealized losses from marketable securities	$3,294	$5,618
Deferred stock-based compensation	$974	$6,336

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

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

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. Fiscal year 2005 is a 53-week year, compared to fiscal year 2004 which was a 52-week year. The fourth quarter of fiscal year 2005 is a 14-week quarter, compared to the fourth quarter of fiscal year 2004 which was a 13-week quarter.

Reclassifications

Certain prior year statement of cash flows and comprehensive income balances were reclassified to conform to the current period presentation.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, or SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$25,879	$6,356	$52,347	$50,253
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	244	231	842	231
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25,135)	(20,075)	(67,556)	$(56,530)
Pro forma net income (loss)	$988	$(13,488)	$(14,367)	$(6,046)
Basic net income per share - as reported	$0.16	$0.04	$0.32	$0.31
Basic net income (loss) per share - pro forma	$0.01	$(0.08)	$(0.09)	$(0.04)
Diluted net income per share - as reported	$0.15	$0.04	$0.30	$0.29
Diluted net income (loss) per share - pro forma	$0.01	$(0.08)	$(0.09)	$(0.04)

Note 2 - New Accounting Pronouncements

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for our fiscal year ending 2005. We do not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$25,879	$6,356	$52,347	$50,253

Denominator:
Denominator for basic net income per share, weighted average shares	166,122	161,582	165,848	160,093
Effect of dilutive securities:
Stock options outstanding	6,747	11,567	10,445	11,360
Denominator for diluted net income per share, weighted average shares	172,869	173,149	176,293	171,453

Net income per share:
Basic net income per share	$0.16	$0.04	$0.32	$0.31
Diluted net income per share	$0.15	$0.04	$0.30	$0.29

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Nine Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
	(In thousands)

Stock options	31,863	8,114	13,949	12,084

The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $20.88 and $27.75 for the three and nine months ended October 24, 2004, respectively. The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $29.22 and $25.38 for the three and nine months ended October 26, 2003, respectively.

Note 4 - Guarantees

FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three and nine months ended October 24, 2004 and October 26, 2003 are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Three months ended October 24, 2004
Allowance for sales returns	$11,039	$4,138	$(4,357)	$10,820
Three months ended October 26, 2003
Allowance for sales returns	$11,359	$2,977	$(5,973)	$8,363
Nine months ended October 24, 2004
Allowance for sales returns	$9,421	$14,747	$(13,348)	$10,820
Nine months ended October 26, 2003
Allowance for sales returns	$13,228	$6,449	$(11,314)	$8,363

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

Note 5 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
	(In thousands)

Net income	$25,879	$6,356	$52,347	$50,253
Net change in unrealized gains (losses) on available-for-sale securities	1,656	(856)	(3,426)	(1,055)
Tax effect of unrealized gains (losses) on available-for-sale securities	(1,056)	171	969	211
Reclassification adjustments for net realized (gains) losses on available-for-sale securities included in net income	91	(2,394)	131	(3,159)
Tax effect of reclassification adjustments included in net income	(18)	479	(26)	632
Total comprehensive income	$26,552	$3,756	$49,995	$46,882

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 -3dfx Asset Purchase

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. The 3dfx asset purchase was accounted for under the purchase method of accounting and closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please see Note 12 for further information regarding this litigation.

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

Note 7 -Goodwill and Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years. The components of our amortizable intangible assets are as follows:

	October 24, 2004			January 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Technology licenses	$15,424	$(9,263)	$6,161	$15,178	$(7,161)	$8,017
Patents	23,260	(14,255)	9,005	19,319	(8,992)	10,327
Acquired intellectual property	27,086	(16,608)	10,478	27,067	(10,590)	16,477
Trademarks	11,310	(7,990)	3,320	11,310	(6,283)	5,027
Other	1,494	(390)	1,104	250	(135)	115
Total intangible assets	$78,574	$(48,506)	$30,068	$73,124	$(33,161)	$39,963

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Amortization expense associated with intangible assets for the three and nine months ended October 24, 2004 was $5.0 million and $15.3 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 26, 2003 was $4.8 million and $11.1 million, respectively. Amortization expense for the net carrying amount of intangible assets at October 24, 2004 is estimated to be $4.3 million for the remainder of fiscal 2005, $15.2 million in fiscal 2006, $8.4 million in fiscal 2007, $2.0 million in fiscal 2008 and $100,000 in fiscal 2009.

The carrying amount of goodwill is as follows:

	October 24, 2004	January 25, 2004
	(In thousands)

3dfx	$50,326	$50,326
MediaQ	52,913	53,695
Other	4,868	4,888
Total goodwill	$108,107	$108,909

The decrease in the carrying amount of goodwill for MediaQ is a result of additional information that became available during the third quarter of fiscal year 2005.

Note 8 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized loss for the three and nine months ended October 24, 2004 were ($90,000) and ($115,000), respectively. Net realized gains for the three and nine months ended October 26, 2003 were $2.5 million and $3.0 million, respectively.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 24,	January 25,
	2004	2004
	(In thousands)
Inventories:
Raw materials	$39,586	$22,131
Work in-process	97,951	44,523
Finished goods	160,014	167,584
Total inventories	$297,551	$234,238

The significant increase in raw materials primarily relates to the purchase of memory products that we plan to bundle with our GeForce 6 products. The significant increase in work-in-process primarily relates to the ramping of our GeForce 6 series products.

At October 24, 2004, we had outstanding inventory purchase obligations totaling $359.3 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	October 24,	January 25,
	2004	2004
	(In thousands)
Property and Equipment:
Software	$121,671	$116,150
Test equipment	80,919	73,287
Computer equipment	84,121	70,173
Leasehold improvements	77,278	58,649
Construction in process	3,418	1,620
Office furniture and equipment	18,314	17,996
	385,721	337,875
Accumulated depreciation and amortization	(203,523)	(147,846)
Property and equipment, net	$182,198	$190,029

	October 24,	January 25,
	2004	2004
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$60,559	$54,875
Customer advances	1,590	11,530
Taxes payable	42,015	29,609
Accrued payroll and related expenses	29,474	30,270
Deferred rent	10,311	8,151
Other	6,884	10,320
Total accrued liabilities	$150,833	$144,755

Note 10 - Asset Retirement Obligation

In fiscal 2004, we adopted Statement of Financial Accounting Standards No. 143, or SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. At the time of adoption, our obligation, if any, was immaterial. During our third quarter of fiscal 2005, we completed leasehold improvements at our headquarters facility in Santa Clara, California and recorded a liability of $4.5 million to return the property to its original condition upon lease termination in fiscal year 2013.

Note 11 - Segment Information

We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, wireless media processors, or WMPs, and related software. During the second quarter of fiscal 2005, our chief operating decision maker, the Chief Executive Officer, began reviewing financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We now report three product-line operating segments: the GPU business, which is composed of products that support desktop personal computers, or PCs, notebook PCs and professional workstations; the MCP business, which is composed of NVIDIA nForce and Xbox products; and the WMP business, which supports handheld personal digital assistants and cellular phones. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory.

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

	GPU	MCP	WMP	All Other	Consolidated
	(In thousands)
Three Months Ended October 24, 2004:
Revenue	$301,373	$151,391	$11,091	$51,736	$515,591
Operating income (loss)	$32,238	$36,009	$(13,764)	$(25,725)	$28,758
Three Months Ended October 26, 2003:
Revenue	$277,113	$176,950	$3,778	$28,228	$486,069

Nine Months Ended October 24, 2004:
Revenue	$969,822	$325,250	$21,950	$126,535	$1,443,557
Operating income (loss)	$113,094	$46,275	$(29,814)	$(73,118)	$56,437
Nine Months Ended October 26, 2003:
Revenue	$886,060	$376,383	$3,778	$84,605	$1,350,826

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our operations in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
Revenue:	(In thousands)

United States and other Americas	$183,403	$158,466	$437,983	$369,276
Asia Pacific	285,163	301,851	918,628	904,684
Europe	47,025	25,752	86,946	76,866
Total revenue	$515,591	$486,069	$1,443,557	$1,350,826

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
Revenue:

Customer A	9%	10%	8%	12%
Customer B	21%	25%	16%	18%
Customer C	17%	17%	20%	19%
Customer D	4%	10%	8%	11%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12 - Litigation

3dfx

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

Opti Incorporated

On October 19, 2004, Opti Incorporated (“Opti”) filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five U.S. patents held by Opti. Opti seeks unspecified damages for our conduct, attorneys fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA intends to respond to this complaint in December. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

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

Note 13 - Stock Repurchase Program

On August 9, 2004, we announced that our Board of Directors had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. To date, we have repurchased 2.1 million shares for a total cost of approximately $24.6 million.

Note 14 - Subsequent Event

On November 19, 2004, NVIDIA and Intel Corporation announced that the companies have signed a broad, multi-year patent cross-license agreement spanning multiple product lines and product generations. Additionally, the companies signed a multi-year chipset agreement for NVIDIA to license Intel's front-side bus technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to future periods and include, but are not limited to, the features, benefits, capabilities, performance, production and availability of our technology and products, the length of product cycles, our gross margins, our inventories, product life cycles, average selling prices, our strategies as to our GPU, MCP and WMP product segments, the importance of digital media processing technology, MXM and PCI Express, our critical accounting policies, sources of revenue and anticipated revenue, including revenue derived from sales of the Xbox, revenue mix, our expectations regarding increases in and reasons for our expenditures, planned capital expenditures, the adequacy of our cash flow, our liquidity, uses of cash, investments of our cash and marketable securities, our tax rate, evaluation of repatriation of foreign earnings, our quarterly and annual results of operations, the impact of recent accounting pronouncements, expectations regarding our competition and our competitive position, our intellectual property, the importance of our strategic relationships, customer demand, our reliance on a limited number of customers, expansion of our technologies and products, including by investment or acquisition, our internal controls over financial reporting, our ability to attract customers, our ability to attract and retain qualified personnel and our foreign currency risk strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of a particular product, our inability to decrease inventory purchase commitments in a meaningful timeframe, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, disruptions in our relationships with Taiwan Semiconductor Manufacturing Company, or TSMC, United Microelectronics Corporation, or UMC, International Business Machines Corporation, or IBM, Chartered Semiconductor Manufacturing, or Chartered and other key suppliers, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and our other product segments, international and political conditions, the concentration of sales of our products to a limited number of customers, unforeseen reductions in demand for our products, our ability to safeguard our intellectual property, delays in the development of new products, delays in volume production of our products, developments in and expenses related to litigation and the matters set forth under the caption “Business Risks.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “NVIDIA,” “we,” “us,” or “our” mean NVIDIA Corporation and our subsidiaries.

NVIDIA, GeForce, MXM, SLI, GoForce, NVIDIA Quadro and NVIDIA nForce are our trademarks or registered trademarks in the United States and other countries. We also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

NVIDIA Corporation is a worldwide leader in graphics and digital media processors dedicated to creating products that enhance the interactive experience on consumer and professional computing platforms. We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, wireless media processors, or WMPs, and related software. Our products are integral to a wide variety of visual computing platforms, including enterprise personal computers, or PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our mission is to be the most important media processing company in the world.

Recent Developments

Intel Agreement

       On November 19, 2004, NVIDIA and Intel Corporation announced that the companies have signed a broad, multi-year patent cross-license agreement spanning multiple product lines and product generations. Additionally, the companies signed a multi-year chipset agreement for NVIDIA to license Intel's front-side bus technology.

Peripheral Component Interconnect Express, or PCI Express

In February 2004, we announced a top-to-bottom family of PCI Express GPUs. By using a PCI Express high-speed interconnect, or HSI, which is a complex piece of networking technology that performs high-speed bi-directional interconnect protocol conversion, we were able to transform our GeForce family of GPUs into PCI Express compatible GPUs.

In May 2004, we announced the Mobile PCI Express Module Specification, or MXM. MXM was jointly developed by NVIDIA and leading notebook PC manufacturers in an effort to accelerate the adoption of PCI Express-based notebooks in all market segments. MXM is an open design specification that supports a wide range of graphics solutions from any GPU manufacturer, allowing system integrators maximum flexibility for build-to-order with various graphics solutions. MXM will also serve as the primary delivery vehicle for our next generation GPUs based on the GeForce Go 6 series architecture.

In June 2004, we executed on our strategy to deliver a full line of GPUs ready to support PCI Express chipsets. Our first PCI Express graphics solutions, the GeForce PCX series, are currently shipping to leading add-in-card partners, original equipment manufacturers, or OEMs, system builders and other partners and were released for retail sale during the second quarter of fiscal 2005.

In August 2004, we announced that PCI-SIG, the Special Interest Group responsible for Conventional PCI, PCI-X and PCI Express industry-standard I/O technologies, has added our PCI Express technology-based products to the PCI-SIG Integrators List, including GPUs designed for workstations, desktops, and notebook computers.

In September 2004, we announced the GeForce 6600 GT and the GeForce 6600. In October 2004, we announced the GeForce 6200, our first native PCI Express GPUs. In November 2004, we announced the launch of GeForce Go 6800 GPU, our first native PCI Express GPU for notebook PCs.

WMP Business

During the first quarter of fiscal 2005, Motorola, Inc. announced their decision to incorporate our GoForce 4000 in their upcoming new line of 3G multimedia phones. In July 2004, we announced that Samsung Electronics had selected our GoForce 2100 media processor for the SCH-M500 Mobile Intelligent Terminal by Samsung, or MITS, phone. We now have design wins with three of the world's top five cell phone OEMS - Motorola, Samsung and LG Electronics, Inc. Over the next several years, we expect digital media processing technology to play a critical role in the cell phone industry. In September 2004, we unveiled the GoForce 3D 4500, the world's first 3D WMP.

GeForce 6 Series

In April 2004, we announced our latest flagship GPU architecture, the GeForce 6 series. The GeForce 6 series offers a number of new features, including a faster architecture than our GeForce FX series, compliance with many of the latest software standards and on-chip video processors for high-definition encoding and decoding and direct-to-television playback. The GeForce 6 series offers more flexibility for game designers and graphic artists, while increasing performance over our previous top-end product, the GeForce FX 5950. During the second quarter of fiscal 2005, we launched the production shipment of the GeForce 6800 Ultra, 6800 GT and 6800, the industry’s first GPUs to support Microsoft Corporation’s, or Microsoft DirectX 9 Shader Model 3.0. During the third quarter of fiscal 2005, we launched the production shipment of the GeForce 6600 GT and 6600, which are targeted for the mainstream market, and the GeForce 6200, which delivers the GeForce 6 Series architecture and performance to the value PC segment.

Scalable Link Interface, or SLI, Technology

In June 2004, we unveiled a new SLI technology that enables certain GeForce 6 series or NVIDIA Quadro graphics cards to operate in a single PC or workstation. PCI Express-based PCs and workstations based on NVIDIA SLI technology became available in the second half of fiscal 2005 from PC and workstation manufacturers.

NVIDIA nForce3 and NVIDIA nForce4

During the first quarter of fiscal 2005, we launched production of the NVIDIA nForce3 250Gb MCP, the first single-chip MCP to offer gigabit Ethernet, dual independent Serial Advanced Technology Attachment, or SATA, controllers, industry leading Redundant Array of Independent Disks, or RAID, features and hardware security processing. In June 2004, we announced the release of the NVIDIA nForce3 Ultra MCP, a MCP for motherboards and PC systems based on the AMD64 computing platform. In October 2004, we introduced the NVIDIA nForce4 MCPs, our new family of high-performance PCI Express-based MCPs for AMD64 computing environments. NVIDIA nForce4 MCPs provide the platform technology that is designed to power this year's fastest gaming, enthusiast, and digital media PCs and motherboards, driving the PCI Express transition.

Repatriation Legislation

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act provides a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer.  We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit NVIDIA. We expect to complete such evaluation before the end of our fiscal year 2006.

Technology License

We entered into a technology license agreement with Tensilica, Inc. effective September 30, 2004. Harvey C. Jones, an NVIDIA director, is also the Chairman of the Board of Directors of Tensilica, Inc.

Future Objectives and Challenges

Re-Establish GPU Leadership

We have committed ourselves to recapture technology leadership in our GPU business, while creating an architecture that is cost efficient. During the second quarter of fiscal 2005, we launched the industry’s first GPUs that support Microsoft’s Shader Model 3.0 with the production shipment of the GeForce 6800 Ultra, 6800 GT and 6800. During the third quarter of fiscal 2005, we launched the GeForce 6600 GT, GeForce 6600, and GeForce 6200 GPUs. To date, the GeForce 6 series has won over 75 awards worldwide and was named the recommended GPU for id Software’s highly anticipated game, Doom 3. With the GeForce 6 family, we are focused on capturing a significant share of the performance GPU segment, and then leveraging that leadership position into the mainstream and value GPU segments. By the end of fiscal year 2005, we expect to have a top-to-bottom product line that supports Shader Model 3.0.

PCI Express

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP objectives this fiscal year. We initiated this transition by creating our GeForce PCX series of GPUs, using HSI technology. During the second quarter of fiscal 2005, we executed on our strategy to deliver a full line of GPUs ready to support PCI Express chipsets. Our first PCI Express graphics solutions, the GeForce PCX series, are currently shipping to leading add-in-card partners, OEMs, system builders and other partners, and were released for retail sale during the second quarter of fiscal 2005. We expected to ramp up sales of our PCI Express products during the second quarter of fiscal 2005, but as a result of Intel Corporation’s, or Intel’s, delayed PCI Express chipset production, followed by their product recall, the performance desktop segment was impacted by stalling our customers’ production ramp of our GeForce PCX GPUs. During the third quarter of fiscal 2005, we announced and ramped up sales of the GeForce 6600 GT, GeForce 6600 and the GeForce 6200, our first native PCI Express GPUs.

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margins. During the third quarter of fiscal 2005, our gross margin was 32.3%, an increase of 1.6% from our gross margin of 30.7% for the second quarter of fiscal 2005. We expect gross margin to improve by approximately 1.0% during the fourth quarter of fiscal 2005 as the GeForce 6 product family becomes an increasing portion of our business.

MCP Business

Our strategy is to attempt to win the Athlon 64 segment by building MCPs that lead the industry in performance and system technologies. We have dedicated a significant number of our engineers to our MCP business. We believe this investment is strategically important. We intend to offer a full line of MCPs for desktop, notebook and the server segments in the future.

WMP Business

Our WMP objective is to drive the multimedia handheld era by building exciting products that leverage our expertise, resources, and investments in digital media processing combined with our low power technology. With the WMPs on our roadmap, we anticipate that future cell phones will be able to receive television programs, record digital video like a camcorder, enable video phone calls, and be portable game players.

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

We record estimated reductions to revenue for customer programs at the time revenue is recognized. Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates in accordance with Emerging Issues Task Force Issue 01-9, or EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, we accrue for 100% of the potential rebates and do not apply a breakage factor. Unclaimed rebates, which historically have not been significant, are reversed to revenue upon expiration of the rebate. Rebates typically expire nine months from the date of the original sale.

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

	Three Months Ended		Nine Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.7	72.4	68.4	71.1
Gross profit	32.3	27.6	31.6	28.9
Operating expenses:
Research and development	17.0	15.0	17.4	14.7
Sales, general and administrative	9.7	8.7	10.3	9.1
In-process research and development	0.0	0.7	0.0	0.2
Total operating expenses	26.7	24.4	27.7	24.0
Operating income	5.6	3.2	3.9	4.9
Interest and other income, net	0.7	0.6	0.6	0.5
Convertible debenture redemption expense	0.0	(2.7)	0.0	(1.0)
Income before income tax expense	6.3	1.1	4.5	4.4
Income tax expense (benefit)	1.3	(0.2)	0.9	0.7
Net income	5.0%	1.3%	3.6%	3.7%

Three and Nine Months Ended October 24, 2004 and October 26, 2003

Revenue

During the second quarter of fiscal 2005, we began reporting three product-line operating segments: the GPU business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP business, which is composed of NVIDIA nForce products and Xbox products; and the WMP business, which is comprised of products that support handheld personal digital assistants and cellular phones. Please refer to Note 11of the Notes to Condensed Consolidated Financial Statements for further information.

Revenue was $515.6 million for the third quarter of fiscal 2005 and $486.1 million for the third quarter of fiscal 2004, which represented an increase of 6%. This revenue increase was primarily due to increased sales of our NVIDIA Quadro workstation products, increased memory sales and increased sales of our handheld products, offset by decreases in sales of our Xbox and NVIDIA nForce products and a net decrease in sales of our desktop GPU products. The increase in sales of our NVIDIA Quadro workstation products in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 was primarily due to unit sales volume increases. The increase in memory sales in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 was a result of the alignment of our memory sales with increased shipments of our GeForce 6 products during the quarter. The increase in handheld sales in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 was primarily due to sales of our GoForce 4000 WMPs. Sales of our desktop GPU products decreased slightly in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004. This slight decrease in desktop GPU products was the result of a decline in sales of our older desktop GPU products, which was not quite offset by the increase in sales of our newer GeForce 6 GPU products. Sales of our NVIDIA nForce products also decreased slightly in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004. This slight decrease in NVIDIA nForce sales was a result of a significant increase in sales of our NVIDIA nForce3 products that was more than offset by a decline in sales of our older NVIDIA nForce1 and NVIDIA nForce2 products. Sales of our Xbox products have historically fluctuated based on the timing of orders from Microsoft Corporation, or Microsoft. Sales to Microsoft were slightly lower in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004.

Revenue increased by 7% to $1.44 billion for the first nine months of fiscal 2005 compared to $1.35 billion for the first nine months of fiscal 2004. This revenue increase was primarily due to increased sales of our NVIDIA Quadro workstation products, increased memory sales, increased sales of our handheld products and increased sales of our notebook GPU products, offset by decreases in sales of our Xbox and NVIDIA nForce products. The increase in sales of our NVIDIA Quadro workstation products in the first nine months of fiscal 2005 when compared to the first nine months of fiscal 2004 was primarily due to unit sales volume increases. The increase in memory sales in the first nine months of fiscal 2005 when compared to the first nine months of fiscal 2004 was a result of the alignment of memory sales with increased shipments of our GeForce 6 products during the period. The increase in handheld sales in the first nine months of fiscal 2005 when compared to the first nine months of fiscal 2004 was primarily due to our acquisition of MediaQ, Inc. in October 2003, which represented our initial entry into the handheld market. The slight increase in notebook GPU products in the first nine months of fiscal 2005 when compared to the first nine months of fiscal 2004 was a result of sales of our GeForce FX Go notebook GPU products outpacing the decline in other of our older notebook GPU product lines during the period. The decrease in NVIDIA nForce sales during the first nine months of fiscal 2005 when compared to the first nine months of fiscal 2004 was a result of a significant increase in sales of our NVIDIA nForce3 products that was more than offset by a decline in sales of our older NVIDIA nForce1 and NVIDIA nForce2 products. Sales of our Xbox products have historically fluctuated based on the timing of orders from Microsoft. Sales to Microsoft were slightly lower in the first nine months of fiscal 2005 when compared to the first nine months of fiscal 2004.

Revenue from sales to customers outside of the United States and other Americas accounted for 64% of total revenue for the third quarter of fiscal 2005 and 67% for the third quarter of fiscal 2004. Revenue from sales to customers outside of the United States and other Americas accounted for 70% of total revenue for the first nine months of fiscal 2005 and 73% for the first nine months of fiscal 2004. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, and add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The decrease in the percentage of revenue from sales to customers outside of the United States and other Americas is primarily due to increased sales to one of our CEMs, which are billed in the United States.

Sales to Microsoft accounted for approximately 21% of revenue for the third quarter of fiscal 2005 and 25% of revenue for the third quarter of fiscal 2004. Our other three largest customers accounted for approximately 30% of revenue for the third quarter of fiscal 2005 and 37% of revenue for the third quarter of fiscal 2004. Sales to Microsoft accounted for approximately 16% of revenue for the first nine months of fiscal 2005 and 18% of revenue for the first nine months of fiscal 2004. Our other three largest customers accounted for approximately 36% of revenue for the first nine months of fiscal 2005 and 42% of revenue for the first nine months of fiscal 2004.

During the fourth quarter of fiscal 2005, we expect Xbox revenue to decrease significantly due to a seasonal decline in orders from Microsoft. We believe that we can offset this decrease with increased sales of our GeForce 6 series of GPUs and increased sales of our handheld products. In future periods, our revenue may be affected by demand for and market acceptance of our products and/or our customers’ products, our ability to successfully develop and produce our products in volume production, competitive pressures resulting in lower than expected average selling prices, and new product announcements or product introductions by our competitors.

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

Our gross margin was 32.3% and 27.6% for the third quarter of fiscal 2005 and the third quarter of fiscal 2004, respectively. Our gross margin was 31.6% and 28.9% for the first nine months of fiscal 2005 and the first nine months of fiscal 2004, respectively. Gross margins improved during the third quarter of fiscal 2005 and the first nine months of fiscal 2005 as compared to the same periods in the prior year as a result of three primary factors. First, during fiscal 2004 our GeForce FX series of GPU products had experienced lower gross margins than previous series of GeForce GPU products, such as the GeForce 4 series. Company-wide efforts were made to drive down cost and improve gross margins and, as a result, during the first nine months of fiscal 2005, we were able to improve our gross margins. In addition, in the first nine months of fiscal 2005, we realized increased sales of our performance GeForce FX desktop GPU products and began shipping our GeForce 6 series GPUs, which are among our highest gross margin products. Finally, revenue from our NVIDIA Quadro workstation products, which typically provide the highest gross margins of any of our products, increased as a percentage of our total revenue during the first nine months of fiscal 2005 when compared to the first nine months of fiscal 2004. This increase in our mix of revenue toward higher-margin products led to a positive impact of overall gross margin during the third quarter of fiscal 2005 and the first nine months of fiscal 2005.

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

Operating Expenses

Research and Development.    Research and development expenses consist of salaries and benefits, cost of development tools and software, cost of new product development, consultant costs and other expenses such as facilities and equipment costs. Research and development expenses increased by $14.8 million, or 20%, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to an $8.2 million increase related to additional personnel, a $1.7 million increase in depreciation charges primarily related to purchases of new research and development emulation equipment and intangible assets, a $3.8 million increase in new product development costs, and a $1.1 million increase in other expenses, such as travel and entertainment, facilities and legal fees, during the period. Research and development expenses increased by $53.1 million, or 27%, from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 primarily due to a $27.6 million increase related to additional personnel, a $13.9 million increase in depreciation charges primarily related to purchases of new research and development emulation equipment and intangible assets, a $7.9 million increase in new product development costs, a $2.3 million increase in facility expenses and a $1.4 million increase in other expenses, such as travel and entertainment, and legal fees, during the period.

Sales, General and Administrative.    Sales, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, marketing development expenses, travel and entertainment expenses, legal and accounting expenses and other expenses. Sales, general and administrative expenses increased $7.9 million, or 19%, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to a $4.1 million increase related to 82 additional personnel primarily in sales and marketing, $2.7 million increase in advertising, marketing development and travel and entertainment expenses related to the launch of our new GeForce 6 products, a $1.5 million increase related to legal, tax and accounting fees, and $400,000 overall decrease in other general administrative activities. Sales, general and administrative expenses increased $25.3 million, or 21%, from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 primarily due to an $18.0 million increase in advertising, marketing development and travel and entertainment expenses related to the launch of our new GeForce 6 products, a $12.3 increase related to additional personnel primarily in sales and marketing, and a $2.6 million increase in depreciation charges primarily related to purchases of office equipment during fiscal 2004. These increases were offset by a $3.7 million decrease in computer software equipment, a $2.4 million decrease in legal fees related to resolution of the Microsoft arbitration and shareholder lawsuits, tax and accounting fees, and a $1.5 million decrease in other general administrative activities.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased $2.0 million from $4.6 million to $2.6 million from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Interest income decreased $7.8 million from $16.0 million to $8.2 million from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. These decreases were primarily the result of lower average balances of cash, cash equivalents, and marketable securities due to the redemption of our convertible subordinated debentures during the third quarter of fiscal 2004.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and, prior to the redemption in the third quarter of fiscal 2004, interest on our convertible subordinated debentures. Interest expense decreased from $3.8 million in the third quarter of fiscal 2004 to $25,000 in the third quarter of fiscal 2005. Interest expense decreased $11.8 million from $11.9 million to $150,000 from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. These decreases were primarily due to the redemption of our convertible subordinated debentures.

Other Income and Other Expense, net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities. Other income decreased by $1.4 million from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to $2.5 million of realized gains on the sale of marketable securities during the third quarter of fiscal 2004 as a result of our liquidation of a significant portion of our marketable securities portfolio in order to obtain the cash required to redeem our convertible subordinated debentures in October 2003. This decrease was offset by a $1.0 million realized gain during the third quarter of fiscal year 2005 related to the receipt of cash and marketable securities as part of an investment exchange. Other income decreased by $2.1 million from the first nine months of fiscal 2004 to the first nine months of fiscal primarily due to $2.5 million of realized gains on the sale of marketable securities during the third quarter of fiscal 2004.

Income Taxes

We recognized income tax expense of $6.5 million and $13.1 million for the three and nine months ended October 24, 2004, respectively. The effective income tax rate for the three and nine months ended October 24, 2004 was 20%. We recognized income tax benefit of $800,000 for the three months ended October 26, 2003, and recognized income tax expense of $10.2 million for the nine months ended October 26, 2003. The effective income tax rate for the three and nine months ended October 26, 2003 was (14.5%) and 16.8%, respectively. The effective income tax rate for the three and nine months ended October 26, 2003 was composed of three separate rates. The $13.1 million convertible debenture redemption expense was tax affected as a benefit at a 40% rate. The $3.5 million write-off of in-process research and development was not tax affected and the operating income was taxed at our anticipated 20% rate for fiscal 2004. Our effective tax rate is lower than the U.S. Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions and research and development tax credits.

Liquidity and Capital Resources

As of October 24, 2004, we had $587.9 million in cash, cash equivalents and marketable securities, a decrease of $16.2 million from the end of fiscal 2004. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $33.0 million and $50.6 million during the first nine months of fiscal 2005 and fiscal 2004, respectively. Net cash provided by operating activities during the first nine months of fiscal 2005 was primarily due to $52.3 million of net income and a $77.7 million increase accounts payable related to the timing of payments made to our suppliers offset by a $63.3 million increase in inventory caused by a ramp-up in production of our new GeForce 6 products and a $122.0 million increase in accounts receivable primarily related to increased sales during the last month of the third quarter of fiscal 2005.

Cash used in investing activities has consisted primarily of investments in marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $93.4 million during the first nine months of fiscal 2005 compared to cash provided of $108.9 million during the first nine months of fiscal 2004. Net cash used by investing activities during the first nine months of fiscal 2005 was primarily due to $44.1 million of net purchases of marketable securities. In addition, we used $49.3 million for capital expenditures primarily attributable to purchases of leasehold improvements for our new data center at our headquarters campus, new research and development emulation equipment, technology licenses, software and intangible assets. We expect to spend approximately $15.0 million to $25.0 million for capital expenditures during the remainder of fiscal 2005, primarily for purchases of software licenses, emulation equipment, computer and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities provided cash of $2.7 million during the first nine months of fiscal 2005 primarily from $30.8 million of common stock issued under employee stock plans, offset by $24.6 million related to our stock repurchase program.

Stock Repurchase Program

On August 9, 2004, we announced a stock repurchase program under which we may purchase up to $300.0 million of our common stock over a three year period through August 2007. The repurchases will be made in the open market or in privately negotiated transactions, from time to time, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. Our stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. The repurchases will be funded from our available working capital. To date, we have repurchased 2.1 million shares for a total cost of approximately $24.6 million.

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

For additional factors see "Business Risks - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors our stock price could decline."

Other key factors that could affect our liquidity include:

Shelf Registration Statement

In December 2003, we filed a Form S-3 with the Securities and Exchange Commission, or SEC, under their "shelf" registration process. This shelf registration was declared effective by the SEC on March 25, 2004. Under this shelf registration process, we may sell common stock, preferred stock, debt securities, warrants, stock purchase contracts and/or stock purchase units in one or more offerings up to a total dollar amount of $500.0 million. Unless otherwise indicated in the applicable prospectus supplement, we intend to use the proceeds for working capital and general corporate purposes. In particular, we expect to incur significant operating expenses in connection with:

•	continuing to develop our technology;

•	hiring additional personnel;

•	expanding our sales and marketing organization and activities;

•	acquiring complementary technologies, assets or businesses; and

•	capital expenditures.

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

Contractual Obligations

As of October 24, 2004, our outstanding inventory purchase obligations have increased to $359.3 million from $213.3 million as of January 25, 2004 primarily due to purchase orders for our new GeForce 6 series of GPUs. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 25, 2004. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 25, 2004.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for our fiscal year ending 2005. We do not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

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

Risks Related to Our Operations

Our failure to estimate customer demand properly may result in excess or obsolete inventory or, conversely, may result in inadequate inventory levels, any of which could adversely affect our financial results.

Inventory purchases are based upon future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to write-down our inventory and our gross margins could be adversely affected. During the second quarter of fiscal 2005, demand for our non PCI Express mainstream desktop products declined significantly due in large part to unexpected competitive pricing actions taken by our competition. As a result of these competitive pricing actions, we were required to reduce the average selling prices of certain of our mainstream and value desktop products and our gross margins were adversely affected. If such competitive pricing actions were to recur in the future, we could be forced to continue to reduce average selling prices or to write-down our inventory and our gross margins could be adversely affected. Conversely, if we underestimate our customers’ demand for our products, we may have inadequate manufacturing capability and may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. If we are unable to fill our customers' orders on a timely basis, our reputation and revenue may be negatively affected.

We order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our profit margins and restrict our ability to fund operations. We may build inventories during periods of anticipated growth and in connection with selling workstation boards directly to major original equipment manufacturers, or OEMs. Additionally, because we typically recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margins and financial results.

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

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,218 full-time employees engaged in research and development as of October 24, 2004, compared to 1,012 employees as of October 26, 2003. During the third quarter of fiscal 2005 and fiscal 2004, research and development expenditures represented 17.0% and 15.0% as a percentage of revenue, respectively. During the first nine months of fiscal 2005 and fiscal 2004, research and development expenditures represented 17.4% and 14.7% as a percentage of revenue, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline.

Our operating expenses are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls.

During the third quarter of fiscal 2005 and fiscal 2004, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 26.7% and 24.4% as a percentage of our total revenue, respectively. During the first nine months of fiscal 2005 and fiscal 2004, our operating expenses represented 27.7% and 24.0% as a percentage of our total revenue, respectively. We typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls it would negatively impact our financial results.

Failure to transition to new manufacturing process technologies could affect our ability to compete effectively.

Our strategy is to utilize the most advanced process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15-micron, 0.14 micron 0.13, and 0.11 micron process technologies for our family of GPUs, MCPs and WMPs. The majority of our newest GPUs, the GeForce 6 series, GeForce FX and the GeForce FX Go products are manufactured in 0.13-micron process technology.

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

Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is therefore difficult for us to accurately forecast revenue and profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially. For example, on August 5, 2004, we announced that the operating results for our second quarter of fiscal 2005 included significantly lower amounts of revenue and earnings per share than had been expected by securities analysts. Our announcement was followed by a decline in the trading price of our common stock. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:

•	demand and market acceptance for our products and/or our customers’ products;

•	the successful development and volume production of our next-generation products;

•	new product announcements or product introductions by our competitors;

•	our ability to introduce new products in accordance with OEMs’ design requirements and design cycles;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields;

•	declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the U.S. and international economies;

•	competitive pressures resulting in lower than expected average selling prices;

•	product rates of return in excess of that forecasted or expected due to quality issues;

•	the rescheduling or cancellation of customer orders;

•	the loss of a key customer or the termination of a strategic relationship;

•	seasonal fluctuations associated with the PC and consumer products market;

•	substantial disruption in our suppliers’ operations, either as a result of a natural disaster, equipment failure, terrorism or other cause;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products, including memory devices;

•	our ability to reduce the manufacturing costs of our products;

•	legal and other costs related to defending intellectual property and other types of lawsuits;

•	customer receivable bad debt write-offs;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs; and

•	introductions of enabling technologies to keep pace with faster generations of processors and controllers.

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

As a result, we believe that significant expenditures for research and development will continue to be required in the future. The success of new product introductions will depend on several factors, including the following:

•	proper new product definition;

•	timely completion and introduction of new product designs;

•	the ability of IBM, TSMC, UMC, Chartered and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

•	dependence on third-party subcontractors for assembly, testing and packaging of our products and in meeting product delivery schedules and maintaining product quality;

•	the quality of any new products;

•	differentiation of new products from those of our competitors;

•	market acceptance of our products and our customers' products; and

•	availability of adequate quantity and configurations of various types of memory products.

A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc., IKOS Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking markets and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and cell phone manufacturers. If these relationships are not successful, we may not be able to develop new products in a timely manner, which could result in a loss of market share, a decrease in revenue and a negative impact on our operating results.

In addition, our strategy includes utilizing the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by OEMs, ODMs, add-in board and motherboard manufacturers and consumers of PCs and consumer electronics. In addition, we may not successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new digital media processors would harm our business. In particular, we experienced delays in the introduction of digital media processors using our next generation technology during the first half of fiscal 2004. In addition, we expected to ramp up sales of our PCI Express products during the second quarter of fiscal 2005, but as a result of Intel Corporation’s, or Intel’s, delayed PCI Express chipset production, followed by their product recall, the performance desktop segment was impacted by stalling our customers’ production ramp of our GeForce PCX GPUs. Any such delay in the future or failure of our digital media processors or other processors to meet or exceed specifications of competitive products could materially harm our business.

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

In May 2004, we announced MXM, which was jointly developed by NVIDIA and leading notebook PC manufacturers in an effort to accelerate the adoption of PCI Express-based notebooks in all market segments. MXM is an open design specification that supports a wide range of graphics solutions from any GPU manufacturer, allowing system integrators flexibility for build-to-order with various graphics solutions. MXM will also serve as the primary delivery vehicle for our next generation GPUs based on the GeForce Go 6 series architecture. During the third quarter of fiscal 2005, we announced the GeForce 6600 GT, GeForce 6600 and the GeForce 6200, our first native PCI Express GPUs. In June 2004, we executed on our strategy to deliver a full line of GPUs ready to support PCI Express chipsets. Our first PCI Express graphics solutions, the GeForce PCX series, are currently shipping to leading add-in-card partners, OEMs, system builders and other partners and were released for retail sale during the second quarter of fiscal 2005. If our PCI Express compatible products do not meet consumer and/or analysts expectations, our business could suffer.

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

We have only a limited number of customers and our sales are highly concentrated. Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and stocking representatives, each of which has relationships with a broad range of system builders and leading PC OEMs. Currently, we sell a significant majority of our digital media processors directly to stocking representatives, CEMs, ODMs, motherboard and add-in board manufacturers, which then sell boards with our graphics processor to leading PC OEMs, retail outlets and to a large number of system builders. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. As of October 24, 2004 and October 26, 2003 our allowance for doubtful accounts represented 0.4% and 0.6% of revenue for each fiscal quarter, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results. We may have to record additional reserves or write-offs in the future, which could harm our business.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC, IBM, UMC, and Chartered to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. Our wafer requirements represent a significant portion of the total production capacity at IBM. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. TSMC, IBM, UMC, and Chartered have no obligation to provide us with any specified minimum quantities of product. TSMC, IBM, UMC, and Chartered fabricate wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC, IBM, UMC, Chartered and any other manufacturers used by us to ensure adequate product supply and competitive pricing to respond to customer demand. Any difficulties like these would harm our business.

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

We are dependent on third parties located outside of the United States for assembly, testing and packaging of our products, which reduces our control over the delivery and quantity of our products.

Our digital media processors are assembled and tested by Siliconware Precision Industries Company Ltd., Amkor Technology Inc., STATS ChipPAC Incorporated and Advanced Semiconductor Engineering, Inc., all of which are located outside of the United States. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Any product shortages, quality assurance problems or political instability outside of the United States could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any such delays could result in a loss of reputation or a decrease in sales to our customers.

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

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. For any previous or future acquisition or investment, the following risks could impair our ability to grow our business and develop new products and, ultimately, could impair our ability to sell our products:

•	difficulty in combining the technology, operations or workforce of the acquired business;

•	disruption of our ongoing businesses;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	diversion of management’s attention from our business;

•	difficulty in maintaining uniform standards, controls, procedures and policies; and

•	possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, or a combination of cash and common stock. If the consideration is paid with our common stock, existing stockholders would be further diluted.

 The impact on our future revenue by Microsoft’s announcement that it has entered into an agreement with one of our competitors to develop technology for future Xbox products and services is uncertain.

During fiscal 2004, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from Microsoft is uncertain, but we anticipate that we will not achieve historical levels of Xbox revenue in fiscal 2006. Revenue from Microsoft during the third quarter of fiscal 2005 and fiscal 2004 accounted for 21% and 25%, respectively, of our total revenue. During the first nine months of fiscal 2005 and fiscal 2004 revenue from Microsoft accounted for 16% and 18%, respectively, of our total revenue. Revenue from Microsoft during fiscal 2004, fiscal 2003 and fiscal 2002 accounted for 15%, 23% and 9%, respectively, of our total revenue.

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

The market for GPUs, MCPs and WMPs for PCs and handhelds is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard Application Programming Interfaces, or APIs, manufacturing capabilities, price of digital media processors and total system costs of add-in boards and motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business. For example, during the second quarter of fiscal 2005, we implemented pricing reductions on certain of our mainstream products in order to respond to our competition’s competitive pricing actions.

Our primary source of competition is from companies that provide or intend to provide GPU and MCP solutions for the PC and WMP segments. Our competitors include the following:

•	suppliers of MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI Technologies, Inc., or ATI, Intel, Silicon Integrated Systems Corporation and VIA Technologies, Inc., or VIA;

•	suppliers of desktop standalone GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Creative Technology Ltd., Matrox Electronics Systems Ltd. and XGI Technology, Inc.;

•	suppliers of notebook standalone GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Silicon Motion, Inc. and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA; and

•	suppliers of WMPs for handheld devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI, Renesas Technology, and Seiko-Epson Corporation.

If and to the extent we offer products outside of the PC, consumer electronics and handheld segments, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter.

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

Our success depends in part upon continued broad adoption of our digital media processors for 3D graphics in PC and consumer electronics applications. The market for digital media processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Since the PC segment is our core business, our business would suffer if for any reason our current or future digital media processors do not continue to achieve widespread acceptance in the PC segment. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC segment, we may experience a decrease in revenue which could negatively impact our operating results.

We are subject to risks associated with international operations which may harm our business.

We generated 64% of our total revenue from sales to customers outside of the United States and other Americas for the third quarter of fiscal 2005 and 70% for the first nine months of fiscal 2005. Revenue from sales to customers outside of the United States and other Americas accounted for 67% of total revenue for the third quarter of fiscal 2004 and 73% for the first nine months of fiscal 2004. Sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including the following:

•	international economic and political conditions;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	inadequate local infrastructure;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	transportation delays;

•	longer payment cycles;

•	increases in the U.S. dollar as compared to other currencies;

•	imposition of additional taxes and penalties;

•	the burdens of complying with a variety of foreign laws; and

•	other factors beyond our control, including terrorism, war and diseases such as severe acute respiratory syndrome, or SARS, and the Bird flu, which may delay the manufacture, assembly, testing and packing of our products.

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

Our business is cyclical in nature and an industry downturn could harm our financial results.

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

We account for our investment instruments in accordance with SFAS No. 115. All of the cash equivalents and marketable securities are treated as "available-for-sale" under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Part of our portfolio includes equity investments in publicly traded companies, the value of which are subject to market price volatility. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments is judged to be other-than-temporary. We may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because our debt securities are classified as "available-for-sale", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity.

Our stock price may continue to experience significant short-term fluctuations.

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. For example, on August 5, 2004, we announced that the operating results for our second quarter of fiscal 2005 included significantly lower amounts of revenue and earnings per share than had been expected by securities analysts. Our announcement was followed by a decline in the trading price of our common stock. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the U.S. economy, acts of terror against the United States, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed in these risk factors.

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

Based on their evaluation as of October 24, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were reasonably effective to ensure that the material information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(ii) Changes in Internal Controls. There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(i) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

3dfx

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

Opti Incorporated

On October 19, 2004, Opti Incorporated (“Opti”) filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five U.S. patents held by Opti. Opti seeks unspecified damages for our conduct, attorneys fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA intends to respond to this complaint in December. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 26, 2004 through August 22, 2004	1,075,000	$10.57	1,075,000	$288,642,283

August 23, 2004 through September 19, 2004	819,253	$12.83	819,253	$278,133,053

September 20, 2004 through October 24, 2004	190,100	$14.61	190,100	$275,356,213

Total	2,084,353	$11.82 (2)	2,084,353

(1) We have an ongoing authorization from the Board of Directors, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $300.0 million on the open market or in negotiated transactions through August 2007.

(2) Represents average price paid per share during the third quarter of fiscal 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on August 19, 2004, the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of management’s solicitation.

1.	The election of three (3) directors to serve for a three-year term until the 2007 Annual Meeting of Stockholders. The results of the voting were as follows:

a. James C. Gaither

Number of shares voted For             136,914,619
Number of shares Withholding Authority               13,461,629

b. Jen-Hsun Huang

Number of shares voted For             141,365,382
Number of shares Withholding Authority                 9,010,866

c. A. Brooke Seawell

Number of shares voted For             139,831,912
Number of shares Withholding Authority               10,544,336

The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Steven Chu, Ph.D., Harvey C. Jones, William J. Miller, Tench Coxe and Mark A. Stevens.

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for our fiscal year ending January 30, 2005. The results of the voting were as follows:

Number of shares voted For	146,041,003
Number of shares voted Against	739,449
Number of shares Abstaining	3,595,796
Number of Broker Non-Votes	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1#	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended.
10.2#	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended.
10.3#	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant ).
10.4#	1998 Equity Incentive Plan, as amended.
10.5#	1998 Equity Incentive Plan ISO, as amended.
10.6#	1998 Equity Incentive Plan NSO, as amended
10.7#	Certificate of Stock Option Grant
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2004.

                                    NVIDIA Corporation

                                    By:              /s/   MARVIN D. BURKETT
                                    Marvin D. Burkett
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1#	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended.
10.2#	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended.
10.3#	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant).
10.4#	1998 Equity Incentive Plan, as amended.
10.5#	1998 Equity Incentive Plan ISO, as amended.
10.6#	1998 Equity Incentive Plan NSO, as amended.
10.7#	Certificate of Stock Option Grant
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

