Form 10-K
period 2005-01-30
NVIDIA CORP
filed 2005-03-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the fiscal year ended January 30, 2005
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 23, 2004 was approximately $1,958,779,998 (based on the closing sales price of the registrant’s common stock on July 23, 2004). Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of July 23, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 4, 2005 was 169,926,282.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed by May 31, 2005.

NVIDIA CORPORATION

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our corporate strategies, the features, capabilities, performance, benefits, production and availability of our products and technologies, our license with Intel Corporation, the anticipated date of shipments of Intel Corporation-based MCP products, the importance of design wins, the importance and benefits of certain relationships, our employees, market share, our research and development, our backlog, seasonality of our products, our expectations regarding competition and our competitive position, development of new products, entry into new product segments, intellectual property, intellectual property litigation, payment of dividends, sufficiency of our facilities, revenue, revenue mix, taxes, evaluation of repatriation of foreign earnings, PCI Express, our gross margin, inventories, product life cycles, average selling prices, our WMP business, acceptance of our technology and products, our critical accounting policies, Xbox revenue, expenses, mix of expenses, capital expenditures, cash balances, results of operations, currency exchange rates, the impact of recent accounting pronouncements, business acquisitions, and our reliance on a limited number of customers. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Risks,” as well as unanticipated decreases in average selling prices of a particular product, our inability to decrease inventory purchase commitments in a meaningful time frame, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, disruptions in our relationships with Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, International Business Machines Corporation, Chartered Semiconductor Manufacturing, and other key suppliers, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and our other product segments, international and political conditions, the concentration of sales of our products to a limited number of customers, unforeseen reductions in demand for our products, our ability to safeguard our intellectual property, delays in the development of new products, delays in volume production of our products, and developments in and expenses related to litigation. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business ” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” all references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

NVIDIA, GeForce, SLI, GoForce, NVIDIA Quadro, NVIDIA nForce, TurboCache, PureVideo and the NVIDIA logo are our trademarks or registered trademarks in the United States and other countries that are used in this document. We also refer to trademarks of other corporations and organizations in this document.

Overview

NVIDIA Corporation is a worldwide leader in graphics and digital media processors dedicated to creating products that enhance the interactive experience on consumer and professional computing platforms. We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, wireless media processors, or WMPs, and related software. Our products are integral to a wide variety of visual computing platforms, including enterprise personal computers, or PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our objective is to be one of the most important and influential technology companies in the world.

Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA digital media processors as a core component of their entertainment and business solutions. Our award-winning GPUs deliver superior performance and crisp visual quality for PC-based applications such as manufacturing, science, e-business, entertainment and education. Our critically-acclaimed MCPs perform highly demanding multimedia processing for secure broadband connectivity, communications and breakthrough audio capabilities. Our WMPs deliver a great visual experience by accelerating graphics and video applications while implementing design techniques that result in high performance and ultra-low power consumption.

Industry Environment and Our Business

GPU Business

Programmable DirectX 9 Shader Model 3.0 GPUs. The combination of the programmable GPU with Microsoft Corporation’s, or Microsoft’s, DirectX 9 high-level shading language are known as DirectX 9 GPUs. The flexibility and power of DirectX 9 GPUs can enhance high-definition digital video, image processing and editing for digital photographs, as well as bring a “cinematic look” to computer graphics. Technology and market leadership in this generation of GPUs is a key element of our corporate strategy. In fiscal 2005, our strategy was to regain architectural and technology leadership by leading the industry with the first GPU to support DirectX 9 Shader Model 3.0 - the GeForce 6 Series of GPUs. Beginning with the GeForce 6800 for the enthusiast desktop segment, we introduced a complete family of GeForce 6 GPUs, including the GeForce 6600 for the performance segment and GeForce 6200 for the mainstream segment. Driven by next generation games such as id Software’s Doom 3 and Valve Software’s Half-Life 2, consumer awareness and demand grew for our GeForce 6 family throughout our fiscal year. The GeForce 6 architecture is also the foundation for our most current notebook and workstation GPU families.

MCP Business

MCPs. The NVIDIA nForce family of products represents our MCPs for Advanced Micro Devices, Inc., or AMD,-based desktop, notebook, workstation PCs and servers. The NVIDIA nForce architecture is also the foundation for our chipset that we sell to Microsoft for the Microsoft Xbox gaming console. To date, the NVIDIA nForce family of MCPs has received hundreds of editorial recommendations, including more than 50 prestigious Editors’ Choice Awards. NVIDIA nForce2 products are designed to offer best-in-class performance and feature rich media and communications support for AMD Sempron platforms. NVIDIA nForce3 products, which consist of the NVIDIA nForce3, NVIDIA nForce3 Professional and NVIDIA nForce3 Go, are designed to complement the latest 64-bit CPUs while delivering innovative technologies for networking, storage and system performance. In October 2004, we introduced the NVIDIA nForce4 MCP, a new family of performance PCI Express MCPs for AMD64 computing environments. In January 2005, we introduced the NVIDIA nForce Professional MCP family, the industry’s only PCI-Express core-logic solutions for AMD Opteron processor-based server and workstation platforms. The NVIDIA nForce3, NVIDIA nForce4 and NVIDIA nForce Professional families are designed to provide high-speed system performance, unparalleled secure networking and advanced storage solutions for AMD64-based desktop, workstation and server platforms. On November 19, 2004, we announced a broad, multi-year cross-license agreement with Intel Corporation, or Intel. The agreement spans multiple product lines and product generations, and includes a multi-year chipset agreement that grants us a license to implement Intel’s front-side bus technology. We believe that this agreement opens a significant opportunity for us to bring our NVIDIA nForce brand to the Intel segment. We expect to commence shipments of our first Intel-based MCP product during the first quarter of fiscal 2006.

WMP Business

WMPs. Since our acquisition of MediaQ in fiscal 2004, our NVIDIA GoForce WMP family has grown to include six new WMPs, including the GoForce3D 4800, GoForce3D 4500, GoForce 4000, GoForce 3000, GoForce 2150 and GoForce 2000. The goal of every device in the NVIDIA GoForce product family is to provide a high-performance, visually rich multimedia experience on cellular phones and handheld devices. These products deliver a great visual experience by accelerating graphics and video applications, while supporting the most demanded features and capabilities. GoForce media processors implement innovative design techniques, both inside the chips and at the system level, resulting in high performance and long battery life. These technologies enhance visual display capabilities, improve connectivity and minimize chip and system-level power consumption. With innovative technologies, such as ultra-low power digital media processors, we believe future cellular phones will be able to receive television programs, record digital video like a camcorder, enable video phone calls and be a portable game player. We see an exciting opportunity to use our resources and expertise in digital media processing to offer products for the multimedia handset era.

Our Products

We have three major product groups: GPUs, MCPs and WMPs. Our GPU and MCP product lines are primarily incorporated into traditional consumer and professional computing platforms, including consumer PCs, notebook PCs, workstations, servers and video game consoles. Our WMP product line is primarily incorporated into multimedia-rich cellular phones. Each of our product lines is designed to provide the advanced processing of a combination of graphics and high-definition video, audio, communications, networking security and storage. Our products are designed to support and deliver the maximum performance for the most current standards as determined by each industry segment, and to provide a comprehensive set of features that enhance the overall operation and compatibility of each platform they support.

GPUs. Our GPU products support desktop PCs, notebook PCs and professional workstations. We have three major families of GPUs: GeForce, Go and NVIDIA Quadro.

GeForce. The GeForce family represents our desktop GPUs and includes the GeForce 6, GeForce FX and GeForce4 families. Our most advanced GPU family is the GeForce 6 series. Introduced in July 2004, the GeForce 6 architecture is our second generation fully programmable cinematic GPU and is our first GPU to support the Microsoft DirectX 9 Shader Model 3.0 standard. Our GeForce 6800 Ultra GPU is one of the semiconductor industry’s most complex application specific integrated circuits, or ASICs. The GeForce 6800 Ultra GPU contains over 230 million transistors and is the industry’s only mainstream GPU to incorporate 32-bit floating-point precision. The GeForce 6800 class of GPUs is designed for the enthusiast consumer segment. In August 2004, we introduced the GeForce 6600 GPU, which is designed for the performance consumer segment, and in October 2004, we introduced the GeForce 6200 GPU, which is designed for the mainstream consumer segment. In December 2004, we launched our GeForce 6200 GPU with TurboCache technology. TurboCache technology is a new, patent pending hardware and software technology that we believe is redefining the price/performance metrics for mainstream PCs. TurboCache technology allows the GPU to render directly to system memory instead of using local frame buffer memory on the graphics card, thereby lowering on-board memory requirements and enabling OEMs and system builders to deliver entry-level PCs with advanced GPU features and performance levels far superior to those of integrated graphics. The GeForceFX and GeForce4 currently deliver a balance of performance and features for the mainstream accelerated graphics port-based, or AGP-based, PC segments.

GeForce Go and NVIDIA Quadro Go. The GeForce Go and NVIDIA Quadro Go families represent our notebook GPUs and include the GeForce 6 Go, GeForce FX Go, GeForce4 Go, NVIDIA QuadroFX Go and NVIDIA Quadro4 Go GPUs. These GPUs are designed to deliver desktop graphics performance and features for multiple notebook configurations from desktop replacements, multimedia notebooks and thin-and-lights to mobile workstations. The GeForce Go products are designed to serve the needs of both corporate and consumer users. The NVIDIA Quadro Go products are designed to serve the needs of workstation professionals in the area of product design and digital content creation.

NVIDIA Quadro. The NVIDIA Quadro branded products are robust, high-performance workstation solutions for the professional user that are available for the high-end, mid-range, entry-level and multi-display product lines. The NVIDIA Quadro family, which consists of the NVIDIA Quadro FX, NVIDIA Quadro4 and the NVIDIA Quadro NVS workstation solutions are designed to meet the needs of a number of workstation applications such as industrial product design, digital content creation, non-linear video editing, scientific and medical visualization, general purpose business and financial trading. NVIDIA Quadro products are fully certified by several software developers for all professional workstation applications, and are designed to deliver the graphics performance and precision required by professional applications.

Other. In addition to the production launch of the GeForce 6 family during fiscal 2005, we also introduced a number of technology initiatives that are designed to extend the reach of our GPUs and expand the reach of the PC. We created the industry-standard mobile PCI-Express module, or MXM, notebook GPU module, which is designed to enable faster adoption of GPUs in notebooks. We invented scalable link interface, or SLI, which brought extreme multi-GPU graphics to enthusiasts and enabled a new class of PCs called Gaming Supercomputers. PureVideo technology is the PC industry’s first programmable video architecture and brings consumer electronics quality video to PCs. TurboCache technology introduced the first frame buffer-less GPU, making modern GPUs more affordable as they are burdened with less dynamic random-access memory cost. Each of these innovations are industry firsts and have received industry-wide support and acclaim.

MCPs. Our MCP product family, known as NVIDIA nForce, supports desktop PCs, notebook PCs, professional workstations and servers. We also provide a derivative of the NVIDIA nForce2 chipset for the Microsoft Xbox video game console.

NVIDIA nForce. The NVIDIA nForce family represents our MCPs for AMD-based desktop PCs, notebook PCs, workstations and servers includes the NVIDIA nForce2, NVIDIA nForce3, NVIDIA nForce4 and NVIDIA nForce Professional. We define a MCP as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU. The NVIDIA nForce2 integrates a comprehensive set of multimedia capabilities, such as two-dimensional, or 2D, three-dimensional, or 3D, digital video disc, or DVD, high-definition television, or HDTV, Dolby Digital audio playback and fast broadband and networking communications. NVIDIA nForce2 is a two-chip solution, which includes either a System Platform Processor, or SPP, or an Integrated Graphics Processor, or IGP, combined with a MCP. The NVIDIA nForce2 family is designed to be compatible with AMD’s Sempron microprocessors. The NVIDIA nForce2 configuration is determined by the OEM or system builder. The NVIDIA nForce3 and NVIDIA nForce4 families are single-chip MCPs, designed to be compatible with AMD64 and Opteron 64-bit CPUs. The NVIDIA nForce3 products which consist of the NVIDIA nForce3, NVIDIA nForce3 Professional and NVIDIA nForce3 Go, are designed to complement the latest 64-bit CPUs while delivering innovative technologies for networking, storage and system performance. NVIDIA nForce4 products, which consist of NVIDIA nForce4 and NVIDIA nForce4 Professional, are designed to provide SLI and PCI Express support for AMD64 and Opteron-based platforms.

Xbox. Our Xbox platform processor supports Microsoft’s Xbox video game console. The Xbox platform processor features dual-processing architecture, which includes our GPU designed specifically for the Xbox, or XGPU, and our MCP to power the Xbox’s standout graphics, audio and networking capabilities. The XGPU is a programmable 3D processor that contains more that 60 million transistors. The MCP is based on two powerful digital signal processors with 4 billion operations per second dedicated to 3D audio and network processing. The MCP performs the processing for the broadband networking functions and high-speed peripherals.

WMPs. Our WMP product family, known as GoForce, supports handheld personal digital assistants, or PDAs, and cellular phones.

GoForce. The GoForce family represents our WMPs for a wide range of cellular and handheld devices. The GoForce 2100 and 2150 are two of the first WMPs to offer hardware acceleration engines for 2D graphics to manufacturers that support liquid crystal display, or LCD, screen resolutions up to 320 x 240 pixels. The GoForce 3000 and 4000 offer a host of advanced features for cellular phones and PDAs, including support for up to 3-megapixel image capture, accelerated graphics for gaming, and motion Joint Photographic Experts Group, or JPEG, capture and playback. Our GoForce 3D 4000, 4500 and 4800 WMPs are the first to provide programmable 3D shaders, along with high-quality multi-megapixel still image and video processing in a single-chip package. Using dedicated hardware accelerator engines, the GoForce family delivers high performance multimedia applications and drives high-resolution displays, while extending handheld battery life through a variety of unique power management techniques.

Our Strategy

We design our GPUs, MCPs and WMPs to enable our universe of PC OEMs, ODMs, system builders, motherboard and add-in board manufacturers, and cellular phone and consumer electronics OEMs, to build award-winning products by delivering state-of-the-art features, performance, compatibility and power efficiency while maintaining competitive prices. We believe that by developing 3D graphics, high-definition video and media communications solutions that provide superior performance and address the key requirements of each of the product segments we serve, we will accelerate the adoption of high-definition digital media platforms and devices throughout these segments. We combine scalable architectural technology with mass market economies-of-scale to deliver a complete family of products that spans performance workstations to consumer PCs to mulitmedia-rich cellular phones.

Our objective is to be the leading supplier of performance GPUs, MCPs and WMPs for a broad range of desktop PCs, workstations, notebooks, video game consoles, Internet appliances, handhelds and any future computing device with a display. Our current focus is on the desktop PC, workstation, notebook PC, servers, mulitmedia-rich cellular phones and video game console product lines, and we plan to expand into other product lines. Our strategy to achieve this objective includes the following key elements:

Build Award-Winning, Architecturally-Compatible 3D Graphics, High-Definition Video, Media Communications and Ultra-Low Power Product Families for the PC, Handheld and Digital Entertainment Platforms.    Our strategy is to achieve market share leadership in these platforms by providing award-winning performance at every price point. By developing 3D graphics, high-definition video and media communications solutions that provide superior performance and address the key requirements of these platforms, we believe that we will accelerate the adoption of 3D graphics and rich digital media.

Target Leading OEMs, ODMs and System Builders.    Our strategy is to enable our leading PC, handheld and consumer electronics OEMs, ODMs and major system builder customers to differentiate their products in a highly competitive marketplace by using our digital media processors. We believe that design wins with these industry leaders provide market validation of our products, increase brand awareness and enhance our ability to penetrate additional leading customer accounts. In addition, we believe that close relationships with OEMs and ODMs will allow us to better anticipate and address customer needs with future generations of our products.

Sustain Technology and Product Leadership in 3D Graphics and High-Definition Video, and Media Communications and Ultra-Low Power.    We are focused on using our advanced engineering capabilities to accelerate the quality and performance of 3D graphics and high-definition video, media communications and ultra-low power processing in PCs and handheld devices. A fundamental aspect of our strategy is to actively recruit the best 3D graphics and high-definition video, networking and communications engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and WMPs using independent design teams. As we have in the past, we intend to use this strategy to achieve new levels of graphics, networking and communications features and performance and ultra-low power designs, enabling our customers to achieve award-winning performance in their products.

Increase Market Share.    We believe that substantial market share will be important to achieving success. We intend to achieve a leading share of the market by devoting substantial resources to building award-winning families of products for a wide range of applications.

Use Our Expertise in Digital Multimedia.    We believe the synergy created by the combination of 3D graphics and high-definition video and the Internet will fundamentally change the way people work, learn, communicate and play. We believe that our expertise in high-definition graphics and system architecture positions us to help drive this transformation. We are using our expertise in the processing and transmission of high-bandwidth digital media to develop products designed to address the requirements of high-bandwidth concurrent multimedia.

Sales and Marketing

Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of performance GPUs, MCPs and WMPs for PCs, handheld devices and consumer electronics platforms. Our sales and marketing teams work closely with each industry’s respective OEMs, ODMs, system integrators, motherboard manufacturers, add-in board manufacturers and industry trendsetters, collectively our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist the Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving the Channel’s time-to-market, maintaining a high level of customer satisfaction within the Channel and fostering relationships that encourage customers to use the next generation of our products.

In the GPU and MCP segments we serve, the sales process involves achieving key design wins with leading OEMs and major system integrators and supporting the product design into high volume production with key ODMs, motherboard manufacturers and add-in board manufacturers. These design wins in turn influence the retail and system integrator channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent contract equipment manufacturers, or CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors each of which has relationships with a broad range of major OEMs and/or strong brand name recognition in the retail channel. In the WMP segments we serve, the sales process primarily involves achieving key design wins directly with the leading handheld OEMs and supporting the product design into high-volume production. Currently, we sell a significant majority of our digital media processors directly to distributors, CEMs, ODMs, motherboard manufacturers and add-in board manufacturers, which then sell boards and systems with our products to leading OEMs, retail outlets and to a large number of system integrators. Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world.

As a result of our Channel strategy, our sales are focused on a small number of customers. Sales to Edom Technology Co., Ltd., or Edom, accounted for 18% and sales to Microsoft accounted for 13% of our total revenue for fiscal 2005. Edom is an independent distributor.

To encourage software title developers and publishers to develop games optimized for platforms utilizing our products, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel interact with and visit key software developers to promote and discuss our products, as well as to ascertain product requirements and solve technical problems. Our developer program makes products available to developers prior to volume availability in order to encourage the development of software titles that are optimized for our products.

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

Manufacturing

We do not directly manufacture semiconductor wafers used for our products. Instead we utilize what is known as a “fabless” manufacturing strategy for all product-line operating segments whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization, or ISO, in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid many of the significant costs and risks associated with owning and operating manufacturing operations. Our suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing and customer support.

We utilize Taiwan Semiconductor Manufacturing Corporation, or TSMC, International Business Machines Corporation, or IBM, Chartered Semiconductor Manufacturing, or Chartered, and United Microelectronics Corporation, or UMC, to produce our semiconductor wafers. We then utilize independent subcontractors to perform assembly, testing and packaging of our products.

Our GPUs, MCPs and WMPs are assembled, tested and packaged by Advanced Semiconductor Engineering, Amkor Technology, STATS ChipPAC Incorporated and Siliconware Precision Industries Company Ltd. We receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship them to CEMs, distributors, motherboard and add-in board manufacturer customers from our Santa Clara, California warehouse and third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship the products to retailers, system integrators or OEMs as motherboard and add-in board solutions.

Inventory and Working Capital

      Our management focuses considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and then using our industry experience to forecast demand on a product-by-product basis. We then place manufacturing orders for our products that are based on this forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. We generally maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules.

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics, high definition video, audio, ultra-low power communications, storage, and secure networking performance and features is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and WMPs using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration, or VLSI, design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We invest significant resources in the development of relationships with industry leaders, including Cadence Design Systems, Inc., and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC manufacturers.

We have substantially increased our engineering and technical resources from fiscal 2004, and have 1,231 full-time employees engaged in research and development as of January 30, 2005, compared to 1,057 employees as of January 25, 2004. During fiscal 2005, 2004 and 2003, we incurred research and development expenditures of $335.1 million, $270.0 million and $224.9 million, respectively.

Competition

The market for GPUs, MCPs and WMPs for PCs, handhelds and consumer electronics is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of digital media processors and total system costs of add-in boards or motherboards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

We expect substantial competition from Intel’s publicized focus on moving to selling platform solutions dominated by Intel products, such as the Centrino platform. An additional significant source of competition is from companies that provide or intend to provide GPU, MCP and WMP solutions for the PC, consumer electronics and handheld segments. Our competitors include the following:

•
suppliers of MCPs that incorporate a combination of 3D graphics, networking, audio, communications and Input/Output, or I/O, functionality as part of their existing solutions, such as ATI Technologies, Inc., or ATI, Broadcom Corporation, or Broadcom, Intel, Silicon Integrated Systems, Inc. and VIA Technologies, Inc., or VIA;

•
suppliers of standalone desktop GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Creative Technology, Matrox Electronics Systems Ltd. and XGI Technology, Inc.;

•
suppliers of standalone notebook GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Silicon Motion Corporation, and the joint venture formed by SONICblue Incorporated (formerly S3 Incorporated) and VIA; and

•	suppliers of WMPs for handheld devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI, Renesas Technology, Broadcom and Seiko-Epson.

If and to the extent we offer products outside of the PC, consumer electronics and handheld segments, we may face competition from some of our existing competitors, as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new segments we may enter.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our issued patents have expiration dates from September 4, 2007 to December 11, 2022. We have numerous patents issued and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products, including our digital media processors. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; the location in which our products are manufactured; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

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

Employees

As of January 30, 2005 we had 2,101 employees, 1,231 of whom were engaged in research and development and 870 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

During the second quarter of fiscal 2005, our chief operating decision maker, the Chief Executive Officer, began reviewing financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We now report three product-line operating segments: the GPU business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP business, which is composed of NVIDIA nForce and Xbox products; and the WMP business, which supports handheld personal digital assistants and cellular phones. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory. The information included in Note 15 of the Notes to the Consolidated Financial Statements is hereby incorporated by reference.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and their positions as of January 30, 2005:

Name	Age	Position
Jen-Hsun Huang	41	President, Chief Executive Officer and Director
Marvin D. Burkett	62	Chief Financial Officer
Jeffrey D. Fisher	46	Executive Vice President, Worldwide Sales
David M. Shannon	49	Vice President, General Counsel
Di Ma	52	Vice President, Operations
Daniel F. Vivoli	44	Executive Vice President, Marketing

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

Marvin D. Burkett joined NVIDIA as Chief Financial Officer in September 2002. From February 2000 until joining NVIDIA, Mr. Burkett was a financial consultant and served as Chief Financial Officer of Arcot Systems, a security software company. From 1998 to 1999, Mr. Burkett was the Executive Vice President and Chief Financial Officer of Packard Bell NEC. Mr. Burkett also previously spent 26 years at Advanced Micro Devices, Inc., or AMD, where he held a variety of positions including Chief Financial Officer, Senior Vice President and Corporate Controller. Mr. Burkett holds B.S. and M.B.A. degrees from the University of Arizona.

Jeffrey D. Fisher has been the Executive Vice President, Worldwide Sales of NVIDIA since July 1994. He has over 20 years of sales and marketing experience in the semiconductor industry. Mr. Fisher holds a B.S.E.E. degree from Purdue University and an M.B.A. degree from Santa Clara University.

David M. Shannon joined NVIDIA in August 2002 as Vice President and General Counsel. From 1993 to 2002, Mr. Shannon held various counsel positions at Intel, including the most recent position of Vice President and Assistant General Counsel. Mr. Shannon also practiced for eight years in the law firm of Gibson Dunn and Crutcher, focusing on complex commercial and high-technology related litigation. Mr. Shannon holds B.A. and J.D. degrees from Pepperdine University.

Di Ma was Vice President of Operations from July 2000 through January 30, 2005. On January 31, 2005, Dr. Ma concluded his employment at NVIDIA. From 1990 to 2000, Dr. Ma was with Standard Microsystems, most recently serving as the Senior Vice President of Operations. Previously, Dr. Ma held management positions in engineering at Motorola Inc., or Motorola, and was an adjunct professor at State University of New York. Dr. Ma holds a B.S. in Physics from the National Taiwan University and an M.S. degree and a Ph.D. in Electrical Engineering from the State University of New York.

Daniel F. Vivoli has been Executive Vice President of Marketing since December 1997. From 1988 to December 1997, Mr. Vivoli held management positions, most recently as Vice President of Product Marketing, at Silicon Graphics, Inc., a computing technology company. From 1983 to 1988, Mr. Vivoli held various marketing positions at Hewlett-Packard Company. Mr. Vivoli holds a B.S.E.E. degree from the University of Illinois at Champaign-Urbana.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge on or through our Internet website, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein as connected thereto is not intended to be incorporated into the Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of five buildings. Additionally, we lease three other buildings in Santa Clara with one used as warehouse space and the other two used as lab space. Outside of Santa Clara, we lease space in Austin, Texas; Berkeley, California; Beaverton, Oregon; Bedford, Massachusetts; Bellevue, Washington; Chandler, Arizona; Durham, North Carolina; Greenville, South Carolina; Fort Collins, Colorado; Honolulu, Hawaii; and Redmond, Washington. These facilities are used as design centers and/or sales and administrative offices.

Outside of the United States, we lease space in Singapore; Taipei, Taiwan; Hsin Chu, Taiwan; Yokohama, Japan; Seoul, Korea; Beijing, China; Shanghai, China; Wanchai, Hong Kong; Bangalore, India; Paris, France; Moscow, Russia; Munich, Germany; and Theale, England. These facilities are used primarily to support our customers and operations and as sales and administrative offices. In addition, we lease space in Wurselen, Germany, which is used primarily as a design center.

We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see Note 12 to the Consolidated Financial Statements under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

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

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our conduct, attorneys fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA filed a response to this complaint in December 2004. Discovery has not begun and no trial date has been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

American Video Graphics

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants (not including NVIDIA) in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. Each of the three lawsuits targeted a different group of defendants; one case involves approximately twenty of the leading personal computer manufacturers, the PC Makers Case, one case involves the three leading video game console makers, the Game Console Case, and one case involves approximately ten of the leading video game publishers, the Game Publishers Case. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits, the PC Makers Case and the Game Console Case. NVIDIA’s complaint in intervention alleges both that the patents in suit are invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents are not infringed. Two other leading suppliers of graphics processing products, Intel and ATI, have also intervened in the cases, ATI in both the PC Makers and Game Console Case, and Intel in the PC Makers Case.

After some consensual reconfigurations proposed by the various parties, in January 2005, the district court judge entered Docket Control and Discovery Orders in the three lawsuits. The PC Makers case now involves four separate patents and is currently scheduled for trial beginning on September 11, 2006. The Game Console Case involves a single patent and is currently scheduled for trial beginning on December 4, 2006. We believe that, to the extent AVG’s infringement allegations target functionality that may be performed by NVIDIA products, those claims are without merit, and we will continue to defend ourselves and our products vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 4, 2005, we had approximately 452 stockholders of record, not including those shares held in street or nominee name.

The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the Nasdaq National Market:

	High	Low
Year ended January 29, 2006
First Quarter (through March 4, 2005)	$29.60	$22.60

Year ended January 30, 2005
Fourth Quarter	$24.96	$13.14
Third Quarter	$15.89	$9.30
Second Quarter	$24.11	$14.40
First Quarter	$27.35	$20.63

Year ended January 25, 2004
Fourth Quarter	$25.88	$17.08
Third Quarter	$21.47	$15.26
Second Quarter	$27.75	$13.55
First Quarter	$14.83	$9.33

Dividend Policy

We have never paid and do not expect to pay cash dividends for the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Compensation-Equity Compensation Plan Information," and is incorporated by reference into this report.

Issuer Purchases of Equity Securities

On August 9, 2004, we announced a stock repurchase program under which we may purchase up to $300.0 million of our common stock over a three year period through August 2007. The repurchases will be made in the open market or in privately negotiated transactions, from time to time, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. Our stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. The repurchases will be funded from our available working capital. During fiscal 2005, we repurchased 2.1 million shares for a total cost of approximately $24.6 million. We did not repurchase any shares during the fourth quarter of fiscal 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 26, 2004 through August 22, 2004	1,075,000	$10.57	1,075,000	$288,642,283

August 23, 2004 through September 19, 2004	819,253	$12.83	819,253	$278,133,053

September 20, 2004 through October 24, 2004	190,100	$14.61	190,100	$275,356,213

Total	2,084,353	$11.82 (1)	2,084,353

(1) Represents average price paid per share during the third quarter of fiscal 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of income data for the years ended January 30, 2005, January 25, 2004 and January 26, 2003 and the consolidated balance sheet data as of January 30, 2005 and January 25, 2004 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included herein. The consolidated statement of income data for the years ended January 27, 2002 and January 28, 2001 is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 26, 2003, January 27, 2002 and January 28, 2001 is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended
	January 30,	January 25,	January 26,	January 27,	January 28,
	2005	2004 (A, B)	2003 (C, D)	2002 (E, F)	2001
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$2,010,033	$1,822,945	$1,909,447	$1,369,471	$735,264
Gross profit	$649,486	$528,878	$576,012	$519,238	$272,879
Income from operations	$113,593	$90,157	$143,986	$241,732	$128,135
Income before income tax expense	$125,445	$86,673	$150,557	$252,749	$144,808
Income tax expense	$25,089	$12,254	$59,758	$75,825	$46,339
Net income	$100,356	$74,419	$90,799	$176,924	$98,469
Basic net income per share	$0.60	$0.46	$0.59	$1.24	$0.75
Diluted net income per share	$0.57	$0.43	$0.54	$1.03	$0.62
Shares used in basic per share computation	166,062	160,924	153,513	143,015	130,998
Shares used in diluted per share computation	176,558	172,707	168,393	171,074	159,294

	January 30,	January 25,	January 26,	January 27,	January 28,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$670,045	$604,043	$1,028,413	$791,377	$674,275
Total assets	$1,628,536	$1,399,344	$1,617,015	$1,503,174	$1,016,902
Capital lease obligations, less current portion	--	$856	$4,880	$5,861	$378
Deferred revenue	$11,500	--	--	$70,193	$200,000
Deferred income tax liability	$20,754	$8,609	--	--	--
Long-term debt	--	--	$300,000	$300,000	$300,000
Long-term liabilities	$8,358	$4,582	--	--	--
Total stockholders’ equity	$1,178,268	$1,051,185	$932,687	$763,819	$407,107
Cash dividends declared per common share	--	--	--	--	--
___________________________________________________________________________________________
(A) Fiscal 2004 included a charge of $3.5 million related to the write-off of acquired research and development expense from the purchase of MediaQ, Inc. that had not yet reached technological feasibility and has no alternative future use.

(B) Fiscal 2004 included a charge of $13.1 million in connection with our convertible subordinated debenture redemption.

(C) Fiscal 2003 included $40.4 million in additional revenue related to our settlement of our arbitration with Microsoft regarding Xbox pricing.

(D) Fiscal 2003 included a charge for stock option exchange expenses of $61.8 million related to personnel associated with cost of revenue (for manufacturing personnel), research and development and sales, general and administrative of $6.2 million, $35.4 million and $20.2 million, respectively.

(E) Fiscal 2002 included $10.0 million of acquisition charges attributable to expenses related to our acquisition of assets from 3dfx.

(F) Fiscal 2002 included a charge of $3.7 million related to our relocation from our previous headquarters.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data”, our consolidated financial statements and related notes thereto, and the “Business Risks” Section at the end of this Item 7, as well as other cautionary statements and risks described elsewhere in this Annual Report, before deciding to purchase, hold or sell shares of our common stock.

Overview

Our Company

NVIDIA Corporation is a worldwide leader in graphics and digital media processors dedicated to creating products that enhance the interactive experience on consumer and professional computing platforms. We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, wireless media processors, or WMPs, and related software. Our products are integral to a wide variety of visual computing platforms, including enterprise personal computers, or PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our objective is to be one of the most important and influential technology companies in the world.

Recent Developments

Sony Computer Entertainment Inc.

In December 2004, we announced that Sony Computer Entertainment Inc., or SCEI, and NVIDIA are jointly developing a custom GPU incorporating our next-generation GeForce GPU and SCEI’s system solutions for SCEI’s next generation PlayStation. The collaboration includes licensing and royalties for the next generation PlayStation as well as all derivatives, including next generation digital consumer electronics devices. In addition, we are licensing to SCEI software development tools for creating shaders and advanced graphics capabilities. For fiscal 2006, we expect to recognize revenue of approximately $30 million from development and software license fees associated with this collaboration. Depending on the ultimate success of this next generation platform, we expect to generate, starting in fiscal 2007, revenue ranging from $50 million to $100 million annually from technology license fees and royalties over a four year period, with the possibility of additional royalties for several years thereafter. The additional royalty stream will depend on the use and success of our technology in future digital consumer electronics devices such as digital televisions and media servers.

Intel Cross-license Agreement

On November 19, 2004, NVIDIA and Intel announced that the companies signed a broad, multi-year patent cross-license agreement spanning multiple product lines and product generations. Additionally, the companies signed a multi-year chipset agreement granting NVIDIA a license to implement Intel's front-side bus technology. We believe that this agreement opens a significant opportunity for us to bring our NVIDIA nForce brand to the Intel segment. We expect to commence shipments of our first Intel-based MCP product during the first quarter of fiscal 2006.

GeForce 6 Series

In April 2004, we announced our latest flagship GPU architecture, the GeForce 6 series. The GeForce 6 series offers a number of new features, including a faster architecture than our GeForce FX series, compliance with many of the latest software standards and on-chip video processors for high-definition encoding and decoding and direct-to-television playback. The GeForce 6 series offers more flexibility for game designers and graphic artists, while increasing performance over our previous top-end product, the GeForce FX 5950. During the second quarter of fiscal 2005, we launched the production shipment of the GeForce 6800 Ultra, 6800 GT and 6800, the industry’s first GPUs to support Microsoft’s DirectX 9 Shader Model 3.0. During the third quarter of fiscal 2005, we launched the production shipment of the GeForce 6600 GT and 6600, which are intended for the mainstream market, and the GeForce 6200, which delivers the GeForce 6 Series architecture and performance to the value PC segment. In December 2004, we introduced a version of the GeForce 6200 with TurboCache technology. NVIDIA TurboCache technology is a new, patent pending hardware and software technology, which allows a GPU to render directly to system memory instead of using local memory on the graphics card. Many of the world’s leading PC OEMs, system builders, and add-in card partners have announced plans to build systems and graphics cards utilizing the GeForce 6200 with TurboCache technology.

In December 2004, we announced NVIDIA PureVideo technology, which brings consumer electronics quality video to PCs. PureVideo technology eliminates the need for separate hardware or chipsets and takes the load off the PC’s multi-purpose CPU. New notebooks and media centers powered by GeForce 6 with PureVideo technology are expected to be introduced to the market soon.

Peripheral Component Interconnect Express, or PCI Express

The transition to PCI Express was central to our GPU and MCP objectives during fiscal 2005. Industry adoption of PCI Express was slower than expected during our fiscal 2005.

In February 2004, we announced a top-to-bottom family of PCI Express GPUs. By using a PCI Express high-speed interconnect, or HSI, which is a complex piece of networking technology that performs high-speed bi-directional interconnect protocol conversion, we were able to transform our GeForce family of GPUs into PCI Express compatible GPUs. In June 2004, we executed on our strategy to deliver a full line of GPUs ready to support PCI Express chipsets. Our first PCI Express graphics solutions, the GeForce PCX series, were released for retail sale during the second quarter of fiscal 2005. In September 2004, we announced the GeForce 6600 GT and the GeForce 6600. In October 2004, we announced the GeForce 6200, our first native PCI Express GPUs. In November 2004, we announced the launch of GeForce Go 6800 GPU, our first native PCI Express GPU for notebook PCs.

In May 2004, we announced the Mobile PCI Express Module Specification, or MXM. MXM was jointly developed by NVIDIA and leading notebook PC manufacturers in an effort to accelerate the adoption of PCI Express-based notebooks in all market segments. MXM is an open design specification that supports a wide range of graphics solutions from any GPU manufacturer, allowing system integrators maximum flexibility for build-to-order with various graphics solutions. MXM also serves as the primary delivery vehicle for our GeForce Go 6 series of GPUs.

In August 2004, we announced that PCI-SIG, the Special Interest Group responsible for Conventional PCI, PCI-X and PCI Express industry-standard I/O technologies, had added our PCI Express technology-based products to the PCI-SIG Integrators List, including GPUs designed for workstations, desktop PCs and notebook PCs.

In February 2005, we announced the NVIDIA Quadro FX Go 1400 mobile GPU for PCI Express, which provides the performance, programmability, precision and quality that CAD, DCC and scientific applications require.

WMP Business

During the first quarter of fiscal 2005, Motorola, Inc. announced their decision to incorporate our GoForce 4000 in their upcoming new line of 3G multimedia phones. In July 2004, we announced that Samsung Electronics Co., or Samsung, had selected our GoForce 2100 media processor for the SCH-M500 Mobile Intelligent Terminal by Samsung, or MITS, phone. We now have design wins with three of the world's top five cellular phone OEMs - Motorola, Samsung and LG Electronics, Inc. In September 2004, we unveiled the GoForce 3D 4500, the world's first 3D WMP. In February 2005, we announced the GoForce 3D 4800. Over the next several years, we expect digital media processing technology to play a critical role in the cellular phone industry.

Scalable Link Interface Technology

In June 2004, we unveiled a new scalable link interface, or SLI, technology that takes advantage of the increased bandwidth of the PCI Express bus architecture to allow two NVIDIA-based graphics cards to operate in a single PC or workstation. PCI Express-based PCs and workstations based on NVIDIA SLI technology became available in the second half of fiscal 2005 from PC and workstation manufacturers.

NVIDIA nForce

During the first quarter of fiscal 2005, we launched production of the NVIDIA nForce3 250Gb MCP, the first single-chip MCP to offer gigabit Ethernet, dual independent Serial Advanced Technology Attachment, or SATA, controllers, industry leading Redundant Array of Independent Disks, or RAID, features and hardware security processing. In June 2004, we announced the release of the NVIDIA nForce3 Ultra MCP, a MCP for motherboards and PC systems based on the AMD64 computing platform. In October 2004, we introduced the NVIDIA nForce4 MCPs, our new family of high-end PCI Express-based MCPs for AMD64 computing environments. NVIDIA nForce4 MCPs provide the platform technology that is designed to power this year's fastest gaming, enthusiast, and digital media PCs and motherboards, driving the PCI Express transition.

In January 2005, we introduced NVIDIA nForce Professional MCPs, which currently are the only PCI Express core-logic solutions for AMD Opteron processor-based server and workstation platforms. The NVIDIA nForce Professional MCP family includes the NVIDIA nForce Professional 2200 and the 2050 MCP.

Share-Based Payment

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. To date we generally have not recognized compensation cost for employee stock options or shares sold pursuant to our employee stock purchase program. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R). SFAS No. 123(R) is effective for interim or annual periods beginning after June 15, 2005, and requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. To the extent that SFAS No. 123(R) makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs.

Repatriation Legislation

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act creates a temporary incentive for United States multinationals to repatriate accumulated income earned outside the United States at a federal effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the act on its plan for reinvestment or repatriation of foreign earnings. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We have not provided for United States income taxes on a cumulative total of approximately $174.7 million of undistributed earnings as of January 30, 2005 for certain non-United States subsidiaries as we intended to reinvest these earnings indefinitely in operations outside of the United States. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us. We expect to complete such evaluation before the end of fiscal 2006. The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. The potential range of related income tax expense is between zero and $27 million.

Future Objectives and Challenges

GPU Business

During fiscal 2005, we committed ourselves to recapture technology leadership in our GPU business, while creating an architecture that is cost efficient. With our GeForce 6 family, we captured a significant share of the performance GPU segment, and we are now focused on using that technology leadership position into the mainstream and value GPU segments. By the end of fiscal 2005, we had a top-to-bottom product line that supports Shader Model 3.0 and with SLI, MXM, HSI, TurboCache technology and PureVideo technology. Now, we are focused on growing our GPU business.

PCI Express

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP objectives this fiscal year. We initiated this transition by creating our GeForce PCX series of GPUs, using HSI technology. During the second quarter of fiscal 2005, we executed on our strategy to deliver a full line of GPUs ready to support PCI Express chipsets. The transition to PCI Express was central to our GPU and MCP objectives during fiscal 2005. Industry adoption of PCI Express was slower than expected during our fiscal 2005 and there is no assurance that the adoption rate will increase during fiscal 2006. Our first PCI Express graphics solutions, the GeForce PCX series, was released for retail sale during the second quarter of fiscal 2005. We expected to ramp up sales of our PCI Express products during the second quarter of fiscal 2005, but as a result of Intel’s delayed PCI Express chipset production, followed by its product recall, the performance desktop segment was impacted by stalling our customers’ production ramp of our GeForce PCX GPUs. During the third quarter of fiscal 2005, we announced and ramped up sales of the GeForce 6600 GT, GeForce 6600 and the GeForce 6200, our first native PCI Express GPUs.

Gross Margin Improvement

During the fourth quarter of fiscal 2005, our gross margin was 34.2%, an increase of 4.9% from our gross margin of 29.3% for the fourth quarter of fiscal 2004. Our gross margin was 32.3% for fiscal 2005, an increase of 3.3% from our gross margin of 29.0% for fiscal 2004. These improvements in our gross margin reflect our continuing focus on delivering cost effective product architectures, enhancing business processes and driving profitable growth. We expect gross margin to improve by approximately 0.5% to 1.0% during the first quarter of fiscal 2006 as our GeForce 6 product family becomes an increasing portion of our revenue and as our NVIDIA nForce3 and NVIDIA nForce4 product revenue continues to increase.

WMP Business

Our WMP objective is to lead the multimedia handheld era by building exciting products that use our expertise, resources, and investments in digital media processing combined with our low power technology. Our WMP business achieved record revenue during the fourth quarter of fiscal 2005 and is expected to achieve substantial revenue levels in fiscal 2006. With the WMPs on our roadmap, we anticipate that future cellular phones will be able to receive television programs, record digital video like a camcorder, enable video phone calls, and be portable game players.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, long-lived assets, goodwill, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Product Revenue

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

Our policy on sales to distributors is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

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

License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service arrangements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not recorded any such losses. Costs incurred in advance of revenue recognized are recorded as deferred costs on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

Investment Impairments

We review all of our investments quarterly for indicators of impairment. For non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, factors related to the investee’s ability remain in business, such as the investee’s liquidity, and the investee’s receipt of additional funding at a lower valuation.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio, primarily impairments of non-marketable equity securities, were nil in fiscal 2005 and 2004.

Accounts Receivable

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Management determines this allowance, which consists of an amount identified for specific customer issues as well as an amount based on general estimated exposure. Our overall estimated exposure excludes significant amounts that are covered by credit insurance and letters of credit. If the financial condition of our customers, the financial institutions providing letters of credit, or our credit insurance carrier were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could adversely affect our operating results. Furthermore, there can be no assurance that we will be able to obtain credit insurance in the future. Our current credit insurance agreement expires on December 31, -----2005.

As of January 30, 2005, our allowance for doubtful accounts receivable was $1.5 million and our gross accounts receivable balance was $336.2 million. Of the $336.2 million, $68.0 million was covered by credit insurance and $22.4 million was covered by letters of credit. As a percentage of our gross accounts receivable balance, our allowance for doubtful accounts receivable has ranged between 0.4% and 1.5% during fiscal 2004 and 2005. As of January 30, 2005, our allowance for doubtful accounts receivable represented 0.4% of our gross accounts receivable balance. If our allowance for doubtful accounts receivable would have been recorded at 1.5% of our gross accounts receivable balance, then our allowance for doubtful accounts receivable balance at January 30, 2005 would have been approximately $4.9 million, rather than the actual balance of $1.5 million.

Inventories

Inventory cost is computed on an adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. As of January 30, 2005, our inventory reserve was $33.7 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 8.8% and 13.4% during fiscal 2004 and 2005. As of January 30, 2005, our inventory reserve represented 9.6% of our gross inventory balance. If our inventory reserve would have been recorded at 13.4% of our gross inventory balance, then our inventory reserve balance at January 30, 2005 would have been approximately $46.8 million, rather than the actual balance of $33.7 million. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

Valuation of Long-lived Assets

We review long-lived assets, such as property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We utilize a two-step approach to testing long-lived assets for impairment. The first step tests for possible impairment indicators. If an impairment indicator is present, the second step measures whether the asset is recoverable based on a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our review requires the use of judgment and estimates. No such impairment charges have occurred to date. However, future events or circumstances may result in a charge to earnings if we determine that the carrying value of a long-lived asset is not recoverable.

Goodwill

Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We determined that our reporting units are equivalent to our operating segments for the purposes of completing our Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets, impairment test.  We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. The second step, if necessary, measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our most recent annual impairment test during the fourth quarter of fiscal 2005 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings in future periods due to the potential for a write-down of goodwill in connection with such tests.

Income Taxes

Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States, or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements.

As of January 30, 2005, we had a valuation allowance of $190.6 million. Of the total valuation allowance, $145.7 million is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, if and when realization is sustained, will be accounted for as a credit to stockholders' equity. Of the remaining valuation allowance at January 30, 2005, $19.9 million relates to federal and state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not more likely than not to be realized due, in part, to potential utilization limitations as a result of ownership changes; and $25.0 million relates to certain state deferred tax assets that management determined are not more likely than not to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to certain state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

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

	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.7	71.0	69.5
Cost of revenue related to stock option exchange	--	--	0.3
Gross profit	32.3	29.0	30.2
Operating expenses:
Research and development	16.7	14.8	11.8
Sales, general and administrative	10.0	9.1	7.9
In-process research and development	--	0.2	--
Stock option exchange	--	--	2.9
Total operating expenses	26.7	24.1	22.6
Income from operations	5.6	4.9	7.6
Interest and other income, net	0.6	0.5	0.3
Convertible debenture redemption expense	--	(0.7)	--
Income before income tax expense	6.2	4.7	7.9
Income tax expense	1.2	0.6	3.1
Net income	5.0%	4.1%	4.8%

Fiscal Years Ended January 30, 2005, January 25, 2004 and January 26, 2003

Revenue

During the second quarter of fiscal 2005, we began reporting three product-line operating segments: the GPU business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP business, which is composed of NVIDIA nForce products and Xbox related products; and the WMP business, which is comprised of GoForce products that support handheld personal digital assistants and cellular phones. Please refer to Note 15 of the Notes to the Consolidated Financial Statements for further information.

Revenue was $2.01 billion in fiscal 2005, compared to $1.82 billion in fiscal 2004, which represented an increase of 10%. The revenue increase from fiscal 2004 to fiscal 2005 was primarily the result of increased sales of our NVIDIA Quadro workstation products, increased memory sales, increased sales of our handheld products, increased sales of our notebook GPU products, and increased sales of our desktop products, offset by decreased sales of our Xbox products. The increase in sales of our NVIDIA Quadro workstation products in fiscal 2005 was due to unit sales volume increases, and an increase in average selling prices as a result of increased board sales. The increase in memory sales in fiscal 2005 was a result of the alignment of memory sales with the introduction of our GeForce 6 products during the period. The increase in handheld sales in fiscal 2005 was primarily due to our acquisition of MediaQ, Inc. in October 2003, which represented our initial entry into the handheld market and to sales of our GoForce 4000 product. The increase in notebook GPU sales in fiscal 2005 resulted from sales of our GeForce FX Go notebook GPU products outpacing the decline in our older notebook GPU product lines during the period. The increase in desktop products in fiscal 2005 was a result of a significant increase in sales of our high-end desktop products, offset by a slight decrease in mainstream desktop products. High-end desktop sales increased in fiscal 2005 primarily due to unit volume increases primarily related to our GeForce 6800 and 6600 products. The decrease in mainstream desktop sales in fiscal 2005 was mainly due to competitive pricing in the mainstream consumer segment offset by the ramp of product sales of our GeForce 6200 with TurboCache technology during the fourth quarter of fiscal 2005. Sales of our Xbox products have historically fluctuated based on the timing of orders from Microsoft. Revenue from sales to Microsoft in fiscal 2005 was slightly lower than fiscal 2004 due to unit sales volume increases offset by a lower average sales price. During fiscal 2004, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from Microsoft is uncertain, but we anticipate that we will not achieve historical levels of Xbox revenue in fiscal 2006.

Fiscal 2005 was a 53-week year, compared to fiscal 2004 which was a 52-week year, and we believe that this extra week may have had a positive impact on our revenue in fiscal 2005. However, we are not able to quantify the effect of the slightly longer year on our revenue.

Revenue was $1.82 billion in fiscal 2004, compared to $1.91 billion in fiscal 2003, which represented a decrease of 5%. This revenue decrease was primarily the result of a significant decrease in sales of Xbox processors to Microsoft, offset by growth in our GPU, MCP and WMP products.

Revenue from sales to customers outside of the United States and other Americas accounted for 76%, 75% and 68% of total revenue for fiscal 2005, 2004 and 2003, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’ and add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas for fiscal 2005 as compared to fiscal 2004 and for fiscal 2004 as compared to fiscal 2003 is primarily due to decreased sales of XGPUs and MCPs used in the Microsoft Xbox product, which are billed to Microsoft in the United States.

Sales to Microsoft accounted for approximately 13% of our revenue for fiscal 2005. Our three other largest customers accounted for approximately 36% of our revenue for fiscal 2005. Sales to Microsoft accounted for approximately 15% of our revenue for fiscal 2004. Our three other largest customers accounted for approximately 45% of our revenue for fiscal 2004. In fiscal 2003, sales to Microsoft accounted for approximately 23% of our revenue. Our three other largest customers accounted for approximately 41% of our revenue for fiscal 2003.

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

Our gross margin was 32%, 29% and 30% in fiscal 2005, 2004 and 2003, respectively. Gross margin improved during fiscal 2005 compared to fiscal 2004 as a result of three primary factors. First, during fiscal 2004 our GeForce FX series of GPU products had experienced lower gross margins than previous series of GeForce GPU products, such as the GeForce 4 series. Company-wide efforts were made to drive down cost and improve gross margin and, as a result, during fiscal 2005, we were able to improve our gross margin. In addition, in fiscal 2005, we realized increased sales of our performance GeForce FX desktop GPU products and began shipping our GeForce 6 series GPUs, which are among our highest gross margin products. Finally, revenue from our NVIDIA Quadro workstation products, which typically provide the highest gross margins of any of our products, increased as a percentage of our total revenue during fiscal 2005. This increase in our mix of revenue toward higher-margin products led to a positive impact on overall gross margin. These improvements in our gross margin reflect our continuing focus on delivering cost effective product architecture, enhancing business process and driving profitable growth. We expect gross margin to improve by approximately 0.5% to 1.0% during the first quarter of fiscal 2006 as our GeForce 6 product family comprises an increasing portion of our revenue and as NVIDIA nForce product revenue continues to increase.

Gross margin for fiscal 2004 as compared to fiscal 2003 decreased primarily due to a shift in the mix of product sales to our GeForce FX products. Our GeForce FX products generally experienced lower gross margins than previous GeForce products. This decrease was offset by an increase in gross margin on sales of Xbox processors in fiscal 2004, which resulted from the pricing settlement with Microsoft that we announced on February 6, 2003.

Operating Expenses

Research and Development

	Year Ended				Year Ended
	Jan. 30,	Jan. 25,	$	%	Jan. 25,	Jan. 26,	$	%
	2005	2004	Change	Change	2004	2003	Change	Change
	(in thousands)

Research and Development:
Salaries and related benefits	$171.6	$137.6	$34.0	25%	$137.6	$104.4	$33.2	32%
Computer software and lab equipment	41.1	36.9	4.2	11%	36.9	33.4	3.5	11%
New product development	29.0	18.6	10.4	56%	18.6	29.0	(10.4)	(36%)
Facility expense	31.4	28.3	3.1	11%	28.3	26.3	2.0	8%
Depreciation and amortization	56.1	44.6	11.5	26%	44.6	26.9	17.7	66%
Other	5.9	4.0	1.9	48%	4.0	4.9	(0.9)	(18%)
Total	$335.1	$270.0	$65.1	24%	$270.0	$224.9	$45.1	20%
Research and development as a percentage of net revenue	17%	15%			15%	12%

Research and developments expenses increased by $65.1 million, or 24%, from fiscal 2004 to fiscal 2005 primarily due to a $34.0 million increase related to 174 additional personnel and a $10.4 million increase in new product developments costs related to an overall increase in the number of product tape-outs and in prototype materials. Depreciation and amortization increased $11.5 million due to emulation hardware and software programs that were purchased during fiscal 2004, resulting in a full year of depreciation in fiscal 2005 compared to a partial year of depreciation in fiscal 2004. Computer software and equipment increased $4.2 million primarily due to increased allocation of information technology expenses and facilities increased $3.1 million due to increased facilities expense allocation, both based on the growth in headcount.

Research and development expenses increased by $45.1 million, or 20%, from fiscal 2003 to fiscal 2004 primarily due to a $33.2 million increase related to additional personnel, including approximately 60 employees that we hired as a part of our acquisition of MediaQ and a $17.7 million increase in depreciation and amortization, offset by a $10.4 million decrease in new product development costs.

We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Sales, General and Administrative

	Year Ended				Year Ended
	Jan. 30,	Jan. 25,	$	%	Jan. 25,	Jan. 26,	$	%
	2005	2004	Change	Change	2004	2003	Change	Change
	(in thousands)

Sales, General and Administrative:
Salaries and related benefits	$94.7	$76.3	$18.4	24%	$76.3	$63.4	$12.9	20%
Advertising and promotions	66.6	47.2	19.4	41%	47.2	39.6	7.6	19%
Legal and accounting fees	12.6	12.6	--	--	12.6	20.0	(7.4)	(37%)
Facility expense	9.6	8.3	1.3	16%	8.3	6.8	1.5	22%
Depreciation and amortization	13.0	14.6	(1.6)	(11%)	14.6	11.4	3.2	28%
Other	4.3	6.2	(1.9)	(31%)	6.2	10.3	(4.1)	(40%)
Total	$200.8	$165.2	$35.6	22%	$165.2	$151.5	$13.7	9%
Sales, general and administrative as a percentage of net revenue	10%	9%			9%	8%

Sales, general and administrative expenses increased $35.6 million, or 22%, from fiscal 2004 to fiscal 2005 primarily due to an $18.4 million increase related to 88 additional personnel and a $19.4 million increase in advertising and promotion costs for tradeshows and new product launches and other marketing costs, including travel and customer samples. These increases were offset by a decrease of $1.9 million in other expenses during the period, including a reduction in the allowance for doubtful accounts.

Sales, general and administrative expenses increased $13.7 million, or 9%, from fiscal 2003 to fiscal 2004 primarily due to a $12.9 million increase in salaries and related benefits related to additional personnel, a $7.6 million increase in advertising and promotions costs for tradeshows and marketing development and a $3.2 million increase in computer software and equipment related to the enhancement of our computer systems and the depreciation and amortization of new equipment. These increases were offset by a $7.4 million decrease in legal fees related to higher legal fees incurred during fiscal 2003 for various issues that have since been resolved, including an inquiry by the Securities and Exchange Commission, the Microsoft arbitration and shareholder lawsuits.

In-process research and development

In connection with our acquisition of MediaQ in August 2003, we wrote-off $3.5 million of in-process research and development expense, or IPR&D, that had not yet reached technological feasibility and has no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of SFAS No. 2, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased from $18.6 million to $11.4 million from fiscal 2004 to fiscal 2005 primarily due to the result of lower overall balances of cash, cash equivalents and marketable securities and due to lower market interest rates. Interest income decreased from $23.2 million to $18.6 million from fiscal 2003 to fiscal 2004 primarily due to lower overall balances of cash, cash equivalents and marketable securities in fiscal 2004 when compared to fiscal 2003. This overall decrease was caused by the redemption of our $300.0 million 4¾% convertible subordinated debentures due 2007, or the Notes, in October 2003.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and, prior to the redemption in October 2003, interest on the Notes. Interest expense decreased from $12.0 million to $0.2 million from fiscal 2004 to fiscal 2005. Interest expense decreased from $16.5 million to $12.0 million from fiscal 2003 to fiscal 2004. These decreases were primarily due to the redemption of the Notes.

Other Income (Expense), net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities. Other income decreased by $2.4 million from fiscal 2004 to fiscal 2005 primarily due to $2.5 million of realized gains on the sale of marketable securities during fiscal 2004 as a result of our liquidation of a significant portion of our marketable securities portfolio in order to obtain the cash required to redeem the Notes in October 2003. This decrease was offset by a $1.0 million realized gain during fiscal 2005 related to the receipt of cash and marketable securities as part of an investment exchange.

Stock Option Exchange

On September 26, 2002, we commenced an offer, or the Offer, to our employees to exchange outstanding stock options with exercise prices equal to or greater than $27.00 per share, or Eligible Options.  The Offer was implemented in order to improve employee morale by realigning the cash and equity components of our compensation programs, eliminate significant out-of-the-money options and reduce the number of outstanding stock options relative to the number of shares outstanding, or "options overhang", thereby reducing future potential dilution to existing stockholders.  Stock options to purchase an aggregate of approximately 20,615,000 shares were eligible for tender at the commencement of the Offer, representing approximately 39% of our outstanding stock options as of the commencement date of the offer. Only employees of NVIDIA or one of our subsidiaries as of September 26, 2002 who continued to be employees through the Offer termination date of October 24, 2002 were eligible to participate in the Offer. Employees who were on medical, maternity, worker’s compensation, military or other statutorily protected leaves of absence, or a personal leave of absence, were also eligible to participate in the Offer. Employees who were terminated on or before the Offer termination date of October 24, 2002, were not eligible to participate in the Offer. In addition, our Chief Executive Officer and Chief Financial Officer and members of our Board of Directors were not eligible to participate in this Offer.

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

Variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the Offer that were not surrendered for cancellation, because: (i) the shares of our common stock offered as consideration for the surrendered options were fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepted the Offer was based on the number of surrendered Eligible Options multiplied by $3.20, divided by the fair value of the stock at the date of exchange. We further concluded that the "look back" and "look forward" provisions of FASB Interpretation No. 44, paragraph 45 did apply to the stock options surrendered for cancellation. Based on the terms of the Offer, variable accounting is not required for any of our outstanding stock options existing at the time of the Offer. We did not grant stock options to any participants in the Offer for at least six months following October 24, 2002. If any stock options were granted to participants in the Offer within the six months following October 24, 2002, those stock options would have received variable accounting.

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

Income Taxes

We recognized income tax expense of $25.1 million, $12.3 million and $59.8 million in fiscal 2005, 2004 and 2003, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 20% in fiscal 2005, 14.1% in fiscal 2004 and 39.7% in fiscal 2003.

In the second quarter of fiscal 2004, we revised our annual effective tax rate for the year from 30% to 20%. The change in rate was primarily due to federal and state tax credits and foreign tax rate differentials. In the third and fourth quarters of fiscal 2004, we had significant items impacting our annual effective tax rate which included the $3.5 million MediaQ IPR&D write-off for which no tax benefit was recognized, the $75.0 million income tax benefit of certain tax contingencies as a result of settlement of our federal income tax return exam by the Internal Revenue Service, or IRS, the $38.2 million income tax expense for the accrual of United States deferred income taxes on previous permanently reinvested foreign earnings and the $33.6 million income tax expense for the establishment of a valuation allowance on certain previously recognized state deferred tax assets determined not more likely than not the be realized due, in part, to projections of future taxable income. As a result of this change in rate and the special items incurred during 2004, our annual effective tax rate for such year was 14.1%. In fiscal 2003, we did not record an income tax benefit for the third quarter loss before income tax expense as such loss was primarily attributable to a stock compensation charge for which no income tax benefit may have been available. As a result, our annual effective tax rate for fiscal 2003 was 39.7%.

As of January 25, 2004, the IRS closed our federal income tax return exam for our fiscal 2001 and fiscal 2002. During fiscal 2005, the Joint Committee on Taxation, or the Joint Committee, completed its review of our IRS exam for these fiscal years and closed such exam with no exception to the conclusions reached by the IRS. Accordingly, the results of our exam as recorded in our financial statements for fiscal 2004 accurately reflected our final settlement reached with the IRS that was subsequently closed, without exception, by the Joint Committee during fiscal 2005.

Please refer to Note 13 of the Notes to the Consolidated Financial Statements for further information regarding the components of our income tax expense.

Convertible Debenture Redemption Expense

On October 24, 2003, we fully redeemed the Notes. The aggregate principal amount of the Notes outstanding was $300.0 million, which included $18.6 million of Notes that we had purchased in the open market during the three months ended October 26, 2003. The redemption price was equal to approximately 102.7% of the outstanding principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with the redemption of the Notes, we recorded a one-time charge in fiscal 2004 of approximately $13.1 million, which included a $7.6 million redemption premium and $5.5 million of unamortized issuance costs.

Liquidity and Capital Resources

As of January 30, 2005, we had $670.0 million in cash, cash equivalents and marketable securities, an increase of $66.0 million from the end of fiscal 2004. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $132.2 million, $49.7 million and $265.0 million during fiscal 2005, 2004 and 2003, respectively. The increase in cash flows from operating activities in fiscal 2005 when compared to fiscal 2004 was primarily related to the $25.9 million increase in net income and changes in operating assets and liabilities. On our consolidated balance sheet, accrued liabilities increased $37.3 million primarily due to an increase in rebates payable, which resulted from increased OEM business. Accounts payable increased $52.9 million primarily due to purchases from subcontract manufacturers for inventory. Offsetting these increases, our accounts receivable increased $101.1 million primarily due to increased sales during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

Investing activities have consisted primarily of purchases and sales of marketable securities, purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $152.0 million and provided cash of $88.0 million during fiscal 2005 and 2004, respectively. Net cash used by investing activities during fiscal 2005 was primarily due to $84.7 million of net purchases of marketable securities. In addition, we used $67.3 million for capital expenditures primarily attributable to purchases of leasehold improvements for our new data center at our headquarters campus, new research and development emulation equipment, technology licenses, software and intangible assets. We expect to spend approximately $50 million to $70 million for capital expenditures during fiscal 2006, primarily for purchases of software licenses, emulation equipment, computer and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities provided cash of $13.8 million during fiscal 2005 compared to cash used of $270.3 million during fiscal 2004. Cash provided in fiscal 2005 primarily resulted from $--42.5 million of common stock issued under employee stock plans, offset by $24.6 million related to our stock repurchase program. In fiscal 2004, the cash used was primarily due to the $300.0 million redemption of the Notes, which included $18.6 million of Notes that we had purchased during the three months ended October 26, 2003.

Stock Repurchase Program

On August 9, 2004, we announced a stock repurchase program under which we may purchase up to $300.0 million of our common stock over a three year period through August 2007. The repurchases will be made in the open market or in privately negotiated transactions, from time to time, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. Our stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. The repurchases will be funded from our available working capital. During fiscal 2005, we repurchased 2.1 million shares for a total cost of approximately $24.6 million. We did not repurchase any shares during the fourth quarter of fiscal 2005.

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

For additional factors see “Business Risks - Risks Related to Our Operations - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.”

Shelf Registration Statement

In December 2003, we filed a Form S-3 with the SEC under its "shelf" registration process. This shelf registration was declared effective by the SEC on March 25, 2004. Under this shelf registration statement, we may sell common stock, preferred stock, debt securities, warrants, stock purchase contracts and/or stock purchase units in one or more offerings up to a total dollar amount of $500.0 million. Unless otherwise indicated in the applicable prospectus supplement, we intend to use the proceeds for working capital and general corporate purposes.

3dfx Asset Purchase

The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please refer to Item 3: Legal Proceedings for further information regarding this litigation.

Contractual Obligations

The following summarizes our contractual obligations that are both on our balance sheet and off balance sheet as of January 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Capital lease obligations, including interest	$869	$869	$--	$--	$--
Operating leases	191,117	27,534	54,847	52,942	55,794
Purchase obligations (1)	457,273	457,273	--	--	--
Other liabilities reflected on our balance sheet under GAAP	4,375	2,000	2,375	--	--
Total contractual obligations	$653,634	$487,676	$57,222	$52,942	$55,794
_________________
(1) Represents our inventory purchase commitments as of January 30, 2005.

Recently Issued Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for fiscal 2005. We do not believe the impact of adoption of this EITF consensus will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued No. 151, or SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, or SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. SFAS No. 123(R) is effective for all interim and annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 123(R) on our operating results and financial condition. The adoption of the SFAS No. 123(R) fair value method will have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because that will depend on the fair value and number of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, assuming the application of the Black-Scholes model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of the Notes to the Consolidated Financial Statements under the subheading “Stock-Based Compensation.” SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Business Risks

In addition to the risks discussed in “Item 1. Business” and "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the risks set forth below.

Risks Related to Our Operations

Our failure to estimate customer demand properly may result in excess or obsolete inventory or, conversely, may result in inadequate inventory levels, either of which could adversely affect our financial results.

Inventory purchases are based upon future demand forecasts, which may not accurately predict the quantity or type of our products that our customers will want in the future. In forecasting demand, we must make multiple assumptions which may prove to be incorrect. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to write-down our inventory and our gross margin could be adversely affected. Additionally, if we fail to estimate customer demand properly before a new product is introduced, we may end up with excess inventory levels of older products, which could result in write-downs of the value of our inventory and our gross margin could be adversely affected. During the second quarter of fiscal 2005, demand for our non PCI Express mainstream desktop products declined significantly due in large part to unexpected competitive pricing actions taken by our competition. As a result of these competitive pricing actions, we were required to reduce the average selling prices of certain of our mainstream desktop products and our gross margin was adversely affected. If such competitive pricing actions were to recur in the future, we could be forced to continue to reduce average selling prices or to write-down our inventory and our gross margin could be adversely affected. Conversely, if we underestimate our customers’ demand for our products, we may have inadequate manufacturing capability and may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective manner. Inability to fill our customers' orders on a timely basis could damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

We order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. We may build inventories during periods of anticipated growth and in connection with selling workstation boards directly to major original equipment manufacturers, or OEMs. Additionally, because we typically recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margin and financial results.

We are dependent on key personnel and the loss of these employees could negatively impact our business.

Our performance is substantially dependent on the performance of our executive officers and key employees. None of our officers or employees is bound by an employment agreement, meaning our relationships with our officers and employees are at will. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract and retain the necessary technical and managerial personnel would harm our business. The integration of new executives or personnel could disrupt our ongoing operations.

Failure to achieve expected manufacturing yields for existing and/or new products would reduce our gross margin.

Semiconductor manufacturing yields are a function both of product design, which is developed largely by us, and process technology, which typically is proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process. Resolution of yield problems would require cooperation by and communication between us and the manufacturer.

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue and our gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could harm our business. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall, could damage our reputation and result in customers working with our competitors.

To stay competitive, we may have to invest more resources in research and development.

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,231 full-time employees engaged in research and development as of January 30, 2005, compared to 1,057 employees as of January 25, 2004. During fiscal 2005, 2004 and 2003, research and development expenditures represented 17%, 15% and 12% as a percentage of revenue, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

During fiscal 2005 and 2004, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 27% and 24% of our total revenue, respectively. Since we typically recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls it would negatively impact our financial results.

Failure to transition to new manufacturing process technologies could affect our ability to compete effectively.

Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15 micron, 0.14 micron, 0.13 micron and 0.11 micron process technologies for our family of GPUs, MCPs and WMPs. The majority of our newest GPUs, the GeForce 6 series, GeForce FX and the GeForce FX Go products are manufactured in 0.13 micron and 0.11 micron process technology.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. The inability by us or our third-party manufacturers to transition to new manufacturing process technologies may adversely affect our operating results and negatively impact our gross margin.

Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.

Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is, therefore, difficult for us to accurately forecast revenue and profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially. For example, on August 5, 2004, we announced that the operating results for our second quarter of fiscal 2005 included significantly lower amounts of revenue and earnings per share than had been expected by securities analysts. Our announcement was followed by a decline in the trading price of our common stock. Conversely, on February 17, 2005, we announced better than expected financial results for the fourth quarter of fiscal 2005. This announcement was followed by an increase in the price of our common stock. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:

•	demand and market acceptance for our products and/or our customers’ products;

•	the successful development and volume production of our next-generation products;

•	new product announcements or product introductions by our competitors;

•	our ability to introduce new products in accordance with OEMs’ design requirements and design cycles;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products;

•	the level of growth or decline of the PC industry in general;

•	slower than expected growth of demand for new technologies;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields;

•	declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the United States and international economies;

•	competitive pressures resulting in lower than expected average selling prices;

•	product rates of return in excess of that forecasted or expected due to quality issues;

•	the rescheduling or cancellation of customer orders;

•	the loss of a key customer or the termination of a strategic relationship;

•	seasonal fluctuations associated with the PC and consumer products market;

•	substantial disruption in our suppliers’ operations, as a result of a natural disaster, equipment failure, terrorism or other causes;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products, including memory devices;

•	our inability to reduce the manufacturing costs of our products;

•	legal and other costs related to defending intellectual property and other types of lawsuits;

•	availability of licenses at commercially reasonable terms for the continued sale or development of new products;

•	customer receivable bad debt write-offs;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs; and

•	introductions of enabling technologies to keep pace with faster generations of processors and controllers.

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

Our business depends to a significant extent on our ability to successfully develop new products for our target segments. Our add-in board and motherboard manufacturers, original design manufacturers, or ODMs, and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in new system configurations. This requires that we do the following:

•	anticipate the features and functionality that consumers will demand;

•	incorporate those features and functionalities into products that meet the exacting design requirements of OEMs, ODMs, CEMs and add-in board and motherboard manufacturers;

•	price our products competitively; and

•	introduce the products to the market within the limited window for OEMs, ODMs and add-in board and motherboard manufacturers.

If ODMs and OEMs do not include our products in their systems, they will typically not use our products in their design systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our OEMs and ODMs in an attempt to allow us to better anticipate and address customer needs in new products.

As a result, we believe that significant expenditures for research and development will continue to be required in the future. We make these expenditures independent of the level of purchase commitments from our customers. If our new products are not adopted by our customers, our business results may be adversely affected. The success of new product introductions will depend on many factors, including the following:

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

A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking markets and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and cellular phone manufacturers. If these relationships are not successful, we may not be able to develop new products in a timely manner, which could result in a loss of market share, a decrease in revenue and a negative impact on our operating results.

In addition, our strategy includes utilizing the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by OEMs, ODMs, add-in board and motherboard manufacturers and consumers of PCs and consumer electronics. Even if we are able to provide the demanded features and functionality, we may not be able to successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new digital media processors would harm our business. In particular, during the first half of fiscal 2004, we experienced delays in the introduction of digital media processors using our next generation technology. In addition, we expected to ramp up sales of our PCI Express products during the second quarter of fiscal 2005, but as a result of Intel’s delayed PCI Express chipset production, followed by their product recall, the performance desktop segment was impacted by stalling our customers’ production ramp of our GeForce PCX GPUs. Any such delay in the future or failure of our digital media processors or other processors to meet or exceed specifications of competitive products could materially harm our business.

Our failure to identify new market or product opportunities or develop new products could harm our business.

As our digital media processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will continue to decline. In particular, we expect average selling prices and gross margins for our digital media processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our digital media processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our digital media processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for our products increases, there is an increasing risk that we will experience problems with the performance of our products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors that may delay the introduction or volume sale of new products we develop. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins and reduced demand for products or loss of market share. In addition, technologies developed by others may render our digital media processors non-competitive or obsolete or result in our holding excess inventory, any of which would harm our business.

PCI Express is central to our GPU as well as MCP strategies and the outcome of this strategy will impact our business.

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. The transition to PCI Express, which is extremely complex, is central to our GPU and MCP objectives this fiscal year. We initiated this transition by creating our GeForce PCX series of GPUs, using HSI technology. During the second quarter of fiscal 2005, we executed on our strategy to deliver a full line of GPUs ready to support PCI Express chipsets. We expected to ramp up sales of our PCI Express products during the second quarter of fiscal 2005, but as a result of Intel’s delayed PCI Express chipset production, followed by their product recall, the performance desktop segment was impacted by stalling our customers’ production ramp of our GeForce PCX GPUs. During the third quarter of fiscal 2005, we announced and ramped up sales of the GeForce 6600 GT, GeForce 6600 and the GeForce 6200, our first native PCI Express GPUs. In May 2004, we announced the Mobile PCI Express Module Specification, or MXM. MXM was jointly developed by NVIDIA and leading notebook PC manufacturers in an effort to accelerate the adoption of PCI Express-based notebooks in all market segments. MXM is an open design specification that supports a wide range of graphics solutions from most GPU manufacturers, allowing system integrators maximum flexibility for build-to-order with various graphics solutions. MXM also serves as the primary delivery vehicle for our GeForce Go 6 series of GPUs.

Industry adoption of PCI Express was slower than we expected during fiscal 2005 and there is no assurance that the adoption rate will increase during fiscal 2006. If our PCI Express compatible products do not meet consumer and/or customer demand or expectations, our business results could suffer.

We could suffer a loss of market share if our products contain significant defects.

Products as complex as those we offer may contain defects or experience failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered defects and incompatibilities with customers’ hardware in certain of our products and may experience delays or loss of revenue to correct any new defects or incompatibilities in the future. Errors in new products or releases after commencement of commercial shipments could result in loss of market share, failure to achieve market acceptance, or loss of design wins. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. We may also be required to incur additional research and development costs to find and correct the defect, which could divert the attention of our management and engineers from the development of new products. These costs could be significant and could adversely affect our business and operating results. We may also suffer a loss of reputation and/or a loss in our market share, either of which could materially harm our financial results.

Risks Related to Our Partners

We sell our products to a small number of customers and our business could suffer by the loss of these customers.

We have only a limited number of customers and our sales are highly concentrated. Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. Currently, we sell a significant majority of our digital media processors directly to distributors, CEMs, ODMs, motherboard and add-in board manufacturers, which then sell boards with our graphics processor to leading PC OEMs, retail outlets and to a large number of system builders. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Difficulties in collecting accounts receivable could result in significant charges against income, which could harm our business.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Accounts receivable owed by foreign customers may be difficult to collect. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. As of the end of fiscal 2005, fiscal 2004 and fiscal 2003 our allowance for doubtful accounts represented 0.1%, 0.1% and 0.2% of revenue for each fiscal quarter, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could adversely affect our operating results. We may have to record additional reserves or write-offs in the future, which could negatively impact our financial results.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC, IBM, UMC and Chartered to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. Our wafer requirements represent a significant portion of the total production capacity at IBM. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. The foundries we use have no obligation to provide us with any specified minimum quantities of product. TSMC, IBM, UMC and Chartered fabricate wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC, IBM, UMC, Chartered and any other manufacturers we may use to ensure adequate product supply and competitive pricing to respond to customer demand. Any difficulties like these would harm our business.

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

In the design and development of new products and product enhancements, we rely on third-party software development tools. While we currently are not dependent on any one vendor for the supply of these tools, some or all of these tools may not be readily available in the future. For example, we have experienced delays in the introduction of products in the past as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. The design requirements necessary to meet consumer demands for more features and greater functionality from digital media processors in the future may exceed the capabilities of the software development tools that are available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, our business could suffer.

We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products and sell our products.

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business segment. If we do consider an acquisition, strategic alliance or joint venture, the negotiations could divert management’s attention as well as other resources. For any previous or future acquisition or investment, the following risks could impair our ability to grow our business and develop new products, and ultimately, could impair our ability to sell our products and may not lead to any improvements in our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	disruption of our ongoing businesses;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	diversion of management’s attention from our business;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	disruption of or delays in ongoing research and development efforts;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such market segments have stronger positions; and

•	impairment of relationships with employees and customers, or the loss of key employees as a result of any integration of new businesses and management personnel.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we pay a portion of the purchase price in cash, our cash reserves would be reduced. If the consideration is paid with shares of our common stock, or convertible debentures, the holdings of existing stockholders would be further diluted. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operations or financial results.

 The impact on our future revenue by Microsoft’s announcement that it has entered into an agreement with one of our competitors to develop technology for future Xbox products and services is uncertain.

During fiscal 2004, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services. The impact that this announcement may have on our future revenue from Microsoft is uncertain, but we anticipate that we will not achieve historical levels of Xbox revenue in fiscal 2006. Revenue from Microsoft during fiscal 2005, fiscal 2004 and fiscal 2003 accounted for 13%, 15% and 23% respectively, of our total revenue. If our revenue from Microsoft declines during fiscal 2006, we will need to increase revenue from other customers in order to be able to maintain our current revenue level and operating results. If we do not replace any reduction in revenue from Microsoft with revenue from other customers, our operating results would be adversely affected.

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

The market for GPUs, MCPs and WMPs for PCs and handhelds is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard Application Programming Interfaces, or APIs, manufacturing capabilities, price of digital media processors and total system costs of add-in boards and motherboards. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business. Further, we expect substantial competition from Intel’s publicized focus on moving to selling platform solutions dominated by Intel products, such as the Centrino platform.

An additional significant source of competition is from companies that provide or intend to provide GPU and MCP solutions for the PC and WMP segments. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•
suppliers of MCPs that incorporate a combination of 3D graphics, networking, audio, communications and Input/Output, or I/O, functionality as part of their existing solutions, such as ATI, Broadcom, Intel, Silicon Integrated Systems, Inc. and VIA;

•
suppliers of standalone desktop GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Creative Technology, Matrox Electronics Systems Ltd. and XGI Technology, Inc.;

•
suppliers of standalone notebook GPUs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Silicon Motion Corporation and the joint venture of a division of SONICblue Incorporated (formerly S3 Incorporated) and VIA; and

•	suppliers of WMPs for handheld devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI, Renesas Technology, Broadcom and Seiko-Epson.

If and to the extent we offer products outside of the PC, consumer electronics and handheld segments, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current and any new markets, our financial results will suffer.

Our failure to achieve one or more design wins would harm our business.

Our future success will depend in large part on achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by PC OEMs, ODMs, and add-in board and motherboard manufacturers. Our add-in board and motherboard manufacturers and major OEM and ODM customers typically introduce new system configurations as often as twice per year, generally based on spring and fall design cycles. Accordingly, at the time our OEM and ODM customers are making their decisions, our existing products must have competitive performance levels or we must timely introduce new products with such performance characteristics, consistent quality, correct price and an adequate feature-set in order to be included in new system configurations. Our failure to achieve one or more design wins would harm our business. The process of being qualified for inclusion in an OEM’s product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could harm our business. Even if we achieve a significant number of design wins, there can be no assurance that our OEM and ODM customers will actually take the design to production or that the design will be commercially successful.

Our ability to achieve design wins also depends in part on our ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including Intel and Microsoft. Such changes would require us to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, our ability to achieve design wins could suffer. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

Risks Related to Market Conditions

We are dependent on the PC market and the rate of its growth has and may in the future have a negative impact on our business.

We derive the majority of our revenue from the sale of products for use in the desktop PC and notebook PC segments, including professional workstations. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC and notebook PC segments in the next several years. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed.

If our products do not continue to be accepted by the PC and consumer electronics segments or if demand by the PC and consumer electronics segments for new and innovative products decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our digital media processors for 3D graphics in PC and consumer electronics applications. The market for digital media processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in dynamic random-access memory devices pricing and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Since the PC segment is our core business, our business would suffer if for any reason our current or future digital media processors do not continue to achieve widespread acceptance in the PC segment. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC segment, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers and the market do not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline and our business and operating results could suffer.

We are subject to risks associated with international operations which may harm our business.

A significant portion of our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 76% of our total revenue from sales to customers outside of the United States and other Americas for the fiscal 2005. Revenue from sales to customers outside of the United States and other Americas for fiscal 2004 and 2003 accounted for 75% and 68% of total revenue, respectively. The manufacture, assembly, test and packaging of our products outside of the United States and sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

•	international economic and political conditions;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	labor issues in foreign countries;

•	cultural differences in the conduct of business;

•	inadequate local infrastructure;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	transportation delays;

•	longer payment cycles;

•	difficulty in collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	imposition of additional taxes and penalties;

•	different legal standards with respect to protection of intellectual property;

•	the burdens of complying with a variety of foreign laws; and

•	other factors beyond our control, including terrorism, civil unrest, war and diseases such as severe acute respiratory syndrome, or SARS and Bird flu.

If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

We also have sales offices in several international locations including Taiwan, Russia, Japan, China, Hong Kong, Germany, France and the United Kingdom. We have a design center in Germany and recently opened a design center in India. Our international operations are subject to the many of the risks contained in the above list. Difficulties with our international operations, including finding appropriate staffing, may divert management’s attention and other resources all of which could negatively impact our operating results.

Currently, all of our arrangements with third-party manufacturers and subcontractors provide for pricing and payment in United States dollars as are sales to our customers located outside of the United States and other Americas. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which would negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

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

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars.

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

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. For example, on August 5, 2004, we announced that the operating results for our second quarter of fiscal 2005 included significantly lower amounts of revenue and earnings per share than had been expected by securities analysts. Our announcement was followed by a decline in the trading price of our common stock. Conversely, on February 17, 2005, we announced better than expected financial results for the fourth quarter of fiscal 2005. This announcement was followed by an increase in the price of our common stock. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations. The price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States economy, acts of terror against the United States, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed in these risk factors.

Risks Related to Intellectual Property, Litigation and Government Action

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

 Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we have incurred, and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

Expensing employee stock options in future periods will materially and aversely affect our reported operating results.

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. To date we generally have not recognized compensation cost for employee stock options or shares sold pursuant to our employee stock purchase program. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R). SFAS No. 123(R) is effective for interim or annual periods beginning after June 15, 2005, and requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. To the extent that SFAS No. 123(R) makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce the non-cash expense may make it difficult to attract, retain and motivate employees any of which could adversely affect our competitive position as well as our business and operating results.

We are currently involved in patent litigation, which, if not resolved favorably, could require us to pay damages.

We are currently involved in patent litigation. On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against us in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our conduct, attorneys fees and triple damages because of our alleged willful infringement of these patents. Discovery has not begun and no trial date has been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants (not including NVIDIA) in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. Each of the three lawsuits targeted a different group of defendants; one case involves approximately twenty of the leading personal computer manufacturers, the PC Makers Case, one case involves the three leading video game console makers, the Game Console Case, and one case involves approximately ten of the leading video game publishers, the Game Publishers Case. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits, the PC Makers Case and the Game Console Case. NVIDIA’s complaint in intervention alleges both that the patents in suit are invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents are not infringed. Two other leading suppliers of graphics processing products, Intel and ATI, have also intervened in the cases, ATI in both the PC Makers and Game Console Case, and Intel in the PC Makers Case.

After some consensual reconfigurations proposed by the various parties, in January 2005, the district court judge entered Docket Control and Discovery Orders in the three lawsuits. The PC Makers case now involves four separate patents and is currently scheduled for trial beginning on September 11, 2006. The Game Console Case involves a single patent and is currently scheduled for trial beginning on December 4, 2006. We believe that, to the extent AVG’s infringement allegations target functionality that may be performed by NVIDIA products, those claims are without merit, and we will continue to defend ourselves and our products vigorously.

Our defenses against these suits may be unsuccessful. At this time, we cannot reasonably estimate the range of any loss or damages resulting from these suits due to uncertainty regarding the ultimate outcome. If these cases go forward, we expect that they will result additional legal and other costs, regardless of the outcome, which could be substantial.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights or positions that could result in litigation and substantial costs to us.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have resulted in protracted and expensive litigation. The digital media processor industry in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. The technology that we use to design and develop our products and that is incorporated into our products may be subject to claims that it infringes the patents or intellectual property rights of others. Our success is dependent on our ability to develop new products without infringing or misappropriating the intellectual property rights of others. From time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. However, licenses may not be offered to us at all or on terms acceptable to us, particularly by competitors. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of and sale of one or more products, which could reduce our revenue and harm our business. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could be costly.

If we have to initiate a claim, our operating expenses may increase which could negatively impact our operating results. In order to develop products, we have licensed technology from third parties for incorporation in our digital media processors, and expect to continue to enter into license agreements with third parties for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms or at all, our competitive position and our business could suffer.

We have agreed to indemnify certain customers for certain claims of infringement arising out of sale of our products. We may be involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or customers that we have agreed to indemnify for certain claims of infringement arising out of the sale of our products to these customers. In addition, litigation or other legal proceedings may be necessary to:

•	assert claims of infringement;

•	enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the propriety rights of others.

Regardless of the outcome, litigation can be very costly and can divert management’s attention from other matters. We may be unsuccessful in defending or pursuing these lawsuits or claims. An unfavorable ruling could include significant damages, invalidation of a patent or group of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief. If one of our patents in invalidated or found to be unenforceable, we would be unable to license the patent which could result in a loss of revenue. We or our customers may be required to obtain a license to the other parties’ patents or intellectual property. If we fail to obtain a license from a third party for technology we use or that is used by an indemnified customer, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture of and sale of one or more of our products either of which could reduce our revenue and harm our business. Initiation of claims or indemnification of a customer may increase our operating expenses which could negatively impact our operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars.

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

As of January 30, 2005, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both +/-50 basis points would result in changes in fair market values for these investments of approximately $2.9 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and therefore are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in our consolidated financial statements and notes thereto included in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of January 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2005 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Election of Directors” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Election of Directors” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

Reference is made to the information appearing under the heading “Code of Ethics” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information appearing under the heading “Executive Compensation” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to information appearing in our 2005 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information appearing in our 2005 Proxy Statement under the heading “Certain Transactions,” which information is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to information appearing in our 2005 Proxy Statement, which information is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page

(a)	1.	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	49
		Report of Independent Registered Public Accounting Firm, KPMG LLP	51
		Consolidated Balance Sheets as of January 30, 2005 and January 25, 2004	52
		Consolidated Statements of Income for the years ended January 30, 2005, January 25, 2004 and January 26, 2003	53
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended January 30, 2005, January 25, 2004 and January 26, 2003	54
		Consolidated Statements of Cash Flows for the years ended January 30, 2005, January 25, 2004 and January 26, 2003	55
		Notes to Consolidated Financial Statements	57

(a)	2.	Financial Statement Schedules
		Schedule II Valuation and Qualifying Accounts	84

(a)	3.	Exhibits
		The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
NVIDIA Corporation:

We have completed an integrated audit of NVIDIA Corporation’s fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of January 30, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NVIDIA Corporation:

We have audited the accompanying consolidated balance sheet of NVIDIA Corporation and subsidiaries (the “Company”), as of January 25, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended January 25, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the two years ended January 25, 2004 as listed in the index of Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVIDIA Corporation and subsidiaries as of January 25, 2004, and the results of its operations and their cash flows for each of the years in the two-year period ended January 25, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/
KPMG LLP

Mountain View, California

February 12, 2004

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 30,	January 25,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$208,512	$214,422
Marketable securities	461,533	389,621
Accounts receivable, less allowances of $13,153 and $11,731 in 2005 and 2004, respectively	296,279	196,631
Inventories	315,518	234,238
Prepaid expenses and other current assets	19,819	14,539
Deferred income taxes	3,265	3,261
Total current assets	1,304,926	1,052,712

Property and equipment, net	178,955	190,029
Deposits and other assets	9,034	7,731
Goodwill	108,107	108,909
Intangible assets, net	27,514	39,963
	$1,628,536	$1,399,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,223	$185,342
Accrued liabilities	182,077	144,755
Current portion of capital lease obligations	856	4,015
Total current liabilities	421,156	334,112

Deferred income tax liabilities	20,754	8,609
Capital lease obligations, less current portion	--	856
Long-term liabilities	8,358	4,582
Commitments and contingent liabilities - see Note 12

Stockholders’ equity:
Common stock, $.001 par value; 1,000,000,000 shares authorized; 169,173,898 shares issued and 167,089,545 outstanding in 2005; and 164,145,787 shares issued and outstanding in 2004	169	164
Additional paid-in capital	636,618	583,481
Deferred compensation	(2,926)	(5,468)
Treasury stock	(24,644)	--
Accumulated other comprehensive income (loss), net	(3,463)	850
Retained earnings	572,514	472,158
Total stockholders' equity	$1,178,268	1,051,185
	$1,628,536	$1,399,344

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003

Revenue	$2,010,033	$1,822,945	$1,909,447
Cost of revenue	1,360,547	1,294,067	1,327,271
Cost of revenue related to stock option exchange (1)	--	--	6,164
Gross profit	649,486	528,878	576,012
Operating expenses:
Research and development	335,104	269,972	224,873
Sales, general and administrative	200,789	165,249	151,485
In-process research and development	--	3,500	--
Stock option exchange (1)	--	--	55,668
Total operating expenses	535,893	438,721	432,026
Income from operations	113,593	90,157	143,986
Interest income	11,422	18,561	23,246
Interest expense	(164)	(12,010)	(16,467)
Other income (expense), net	594	3,033	(208)
Convertible debenture redemption expense	--	(13,068)	--
Income before income tax expense	125,445	86,673	150,557
Income tax expense	25,089	12,254	59,758
Net income	100,356	$74,419	$90,799
Basic net income per share	$0.60	$0.46	$0.59
Diluted net income per share	$0.57	$0.43	$0.54
Shares used in basic per share computation	166,062	160,924	153,513
Shares used in diluted per share computation	176,558	172,707	168,393

___________________________________________________________________________________________

(1) The $61,832 stock option exchange expense for the year ended January 26, 2003 relates to personnel associated with cost of revenue (for manufacturing personnel), research and development and sales, general and administrative of $6,164, $35,417 and $20,251, respectively.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands, except share data)

						Accumulated
						Other			Total
			Additional	Deferred		Compre-		Total Stock-	Compre-
	Common Stock		Paid in	Compen-	Treasury	hensive	Retained	holders’	hensive
	Shares	Amount	Capital	sation	Stock	Income (Loss)	Earnings	Equity	Income

Balances, January 27, 2002	149,553,130	$150	$456,621	--	--	$108	$306,940	$763,819
Issuance of common stock from stock plans	4,421,823	4	25,483	--	--	--	--	25,487
Stock option exchange offer	3,815,069	4	39,902	--	--	--	--	39,906
Tax benefit from stock plans	--	--	9,180	--	--	--	--	9,180
Deferred compensation	--	--	--	(156)	--	--	--	(156)
Unrealized gain	--	--	--	--	--	5,742	--	5,742	5,742
Tax effect of unrealized gain	--	--	--	--	--	(2,297)	--	(2,297)	(2,297)
Cumulative translation adjustments	--	--	--	--	--	207	--	207	207
Net income	--	--	--	--	--	--	90,799	90,799	90,799
Balances, January 26, 2003	157,790,022	158	531,186	(156)	--	3,760	397,739	932,687	94,451
Issuance of common stock from stock plans	6,355,765	6	37,667	--	--	--	--	37,673
Tax benefit from stock plans	--	--	8,488	--	--	--	--	8,488
Deferred compensation	--	--	6,140	(5,984)	--	--	--	156
Amortization of deferred compensation	--	--	--	672	--	--	--	672
Unrealized loss	--	--	--	--	--	(4,850)	--	(4,850)	(4,850)
Tax effect of unrealized loss	--	--	--	--	--	1,940	--	1,940	1,940
Reclassification adjustment for net gains included in net income	--	--	--	--	--	--	--	--	(3,159)
Tax effect of reclassification adjustment for net gains included in net income	--	--	--	--	--	--	--	--	632
Net income	--	--	--	--	--	--	74,419	74,419	74,419
Balances, January 25, 2004	164,145,787	164	583,481	(5,468)	--	850	472,158	1,051,185	68,982
Issuance of common stock from stock plans	5,028,111	5	42,497	--	--	--	--	42,502
Stock repurchase	(2,084,353)	--	--	--	(24,644)	--	--	(24,644)
Tax benefit from stock plans	--	--	11,845	--	--	--	--	11,845
Deferred compensation	--	--	(1,205)	1,205	--	--	--	--
Amortization of deferred compensation	--	--	--	1,337	--	--	--	1,337
Unrealized loss	--	--	--	--	--	(5,938)	--	(5,938)	(5,938)
Tax effect of unrealized loss	--	--	--	--	--	1,470	--	1,470	1,470
Reclassification adjustment for net losses included in net income	--	--	--	--	--	193	--	193	193
Tax effect of reclassification adjustment for net losses included in net income	--	--	--	--	--	(38)	--	(38)	(38)
Net income	--	--	--	--	--	--	100,356	100,356	100,356
Balances, January 30, 2005	167,089,545	$169	$636,618	$(2,926)	$(24,644)	$(3,463)	$572,514	$1,178,268	$96,043

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
Cash flows from operating activities:
Net income	$100,356	$74,419	$90,799
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	--	3,500	--
Non-cash realized gain on investment exchange	(533)	--	--
Depreciation and amortization	102,597	82,016	58,216
Net loss on retirements of property and equipment	412	--	--
Write-off of convertible debenture issuance costs	--	5,485	--
Deferred income taxes	12,141	55,135	29,768
Stock-based compensation	1,337	672	(156)
Issuance of common stock in exchange for stock options	--	--	39,906
Bad debt expense	(844)	731	1,917
Tax benefit from employee stock plans	11,845	8,488	9,180
Changes in operating assets and liabilities:
Accounts receivable	(110,312)	(88,222)	(20,867)
Inventories	(81,280)	(85,126)	68,831
Prepaid income taxes	--	--	38,016
Prepaid expenses and other current assets	(5,569)	(2,698)	(4,315)
Deposits and other assets	(1,458)	(3,482)	63
Accounts payable	52,941	43,506	(72,890)
Accrued liabilities	50,567	(44,746)	26,564
Net cash provided by operating activities	132,200	49,678	265,032
Cash flows from investing activities:
Purchases of marketable securities	(313,760)	(734,642)	(639,500)
Sales and maturities of marketable securities	229,068	1,021,590	422,200
Acquisition of businesses	--	(71,303)	(3,901)
Purchases of property and equipment and intangible assets	(67,261)	(127,604)	(63,123)
Release of restricted cash	--	--	7,000
Net cash provided by (used in) investing activities	(151,953)	88,041	(277,324)
Cash flows from financing activities:
Redemption of convertible debenture	--	(300,000)	--
Common stock issued under employee stock plans	42,502	37,757	25,487
Stock repurchase	(24,644)	--	--
Sale lease back financing	--	--	5,734
Principal payments on capital leases	(4,015)	(8,048)	(4,935)
Net cash provided by (used in) financing activities	13,843	(270,291)	26,286
Change in cash and cash equivalents	(5,910)	(132,572)	13,994
Cash and cash equivalents at beginning of period	214,422	346,994	333,000
Cash and cash equivalents at end of period	$208,512	$214,422	$346,994

Supplemental disclosures of cash flow information:
Cash paid for interest	$163	$15,167	$15,100
Cash paid (refund) for income taxes, net	$763	$(211)	$(35,101)

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

Other non-cash activities:
Acquisition of business - goodwill adjustment	($1,091)	$--	$--
Assets recorded under capital lease arrangements	$--	$2,528	$--
Application of customer advance to accounts receivable	$(11,508)	$(46,866)	$(11,797)
Marketable security received from investment exchange	$688	$--	$--
Asset retirement obligation	$4,483	$--	$--
Unrealized gains (losses) from marketable securities	$(5,745)	$(4,850)	$5,742
Deferred stock-based compensation	$(1,205)	$6,140	$--

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

NVIDIA Corporation is a worldwide leader in graphics and digital media processors dedicated to creating products that enhance the interactive experience on consumer and professional computing platforms. We design, develop and market graphics processing units, or GPUs, media and communications processors, or MCPs, wireless media processors, or WMPs and related software. Our products are integral to a wide variety of visual computing platforms, including enterprise personal computers, or PCs, consumer PCs, professional workstations, notebook PCs, personal digital assistants, cellular phones, game consoles and digital media centers. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our objective is to be one of the most important and influential technology companies in the world.

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. Fiscal 2005 was a 53-week year, compared to fiscal 2004 which was a 52-week year. The fourth quarter of fiscal 2005 was a 14-week quarter, compared to the fourth quarter of fiscal 2004 which was a 13-week quarter.

Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of NVIDIA Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes and contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 30, 2005, our cash and cash equivalents were $208.5 million, which includes $164.4 million invested in money market funds.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased. Part of our portfolio includes equity investments in publicly traded companies. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

Inventories

Inventory cost is computed on an adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

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

Debt Financing Costs

In connection with the Notes, see Note 12, we incurred certain direct issuance costs from third parties who performed services that assisted in the closing of the transaction. These issuance costs were included in our consolidated balance sheet under “deposits and other assets” and were amortized on a straight line basis over the term of the financing. On October 24, 2003, we fully redeemed the Notes. In connection with the redemption, we recorded a $13.1 million charge in fiscal 2004, which included the write-off of $5.5 million of unamortized issuance costs.

Advertising Expenses

We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal 2005, 2004 and 2003 were approximately $15.2 million, $11.3 million and $6.8 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. For all sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. At the point of sale, we assess whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Our policy on sales to distributors is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

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

License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service arrangements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not recorded any such losses. Costs incurred in advance of revenue recognized are recorded as deferred costs on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. Two customers accounted for approximately --27% of our accounts receivable balance at January 30, 2005. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. Assets and liabilities to be disposed of would be separately presented in the consolidated balance sheet and the assets would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Rent Expense

We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred, but not paid.

Accounting for Asset Retirement Obligations

In fiscal 2004, we adopted Statement of Financial Accounting Standards No. 143, or SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  During fiscal 2005, we completed leasehold improvements at our headquarters facility in Santa Clara, California and recorded a liability of $4.5 million to return the property to its original condition upon lease termination in fiscal year 2013.

Income Taxes

Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the United States, or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 30, 2005 and January 25, 2004. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

Foreign Currency Translation

We use the United States dollar as our functional currency. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities, including inventories, prepaid expenses and other current assets, property and equipment, deposits and other assets and equity, are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” and to date have not been significant.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax.

Goodwill

Effective fiscal 2003, we completed the adoption of Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We determined that our reporting units are equivalent to our operating segments for the purposes of completing our SFAS No. 142 impairment test.  We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. The second step, if necessary, measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our most recent annual impairment test during the fourth quarter of fiscal 2005 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings due to the potential for a write-down of goodwill in connection with such tests.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$100,356	$74,419	$90,799
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,070	537	--
Add: Stock option exchange expense included in reported net income, net of related tax effects	--	--	37,285
Deduct: Compensation expense determined under fair value based method for stock options exchanged on October 25, 2002, net of related tax effects	--	--	(167,714)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87,071)	(74,513)	(37,698)
Pro forma net income (loss)	$14,355	$443	$(77,328)
Basic net income per share - as reported	$0.60	$0.46	$0.59
Basic net income (loss) per share - pro forma	$0.09	$0.00	$(0.50)
Diluted net income per share - as reported	$0.57	$0.43	$0.54
Diluted net income (loss) per share - pro forma	$0.08	$0.00	$(0.50)

For the purpose of the pro forma calculation, the fair value of options granted under the our stock option plans has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
Weighted average expected life of stock options (in years)	4	4	4
Risk free interest rate	3.0%	2.4%	3.8%
Volatility	75% - 80%	80%	88%
Dividend yield	--	--	--

For the first three quarters of fiscal 2005, we used a volatility factor of 80%. During the fourth quarter of fiscal 2005, we used a volatility factor of 75%. For the purpose of the pro forma calculation, the weighted-average per share fair value of options granted during the years ended January 30, 2005, January 25, 2004 and January 26, 2003 was approximately $14.10, $9.43 and $18.29, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the purpose of the pro forma calculation the fair value of shares purchased under our Employee Stock Purchase Plan, or the Purchase Plan, has been estimated at the date of purchase using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
Weighted average expected life (in months)	20	9	10
Risk free interest rate	1.9%	1.7%	3.7%
Volatility	80%	80%	88%
Dividend yield	--	--	--

For the purpose of the pro forma calculation, the weighted-average fair value of shares purchased under the Purchase Plan during the year ended January 30, 2005, January 25, 2004 and January 26, 2003 was approximately $5.28, $3.76 and $14.27, respectively.

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

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$100,356	$74,419	$90,799

Denominator:
Denominator for basic net income per share, weighted average shares	166,062	160,924	153,513
Effect of dilutive securities:
Stock options outstanding	10,496	11,783	14,880
Denominator for diluted net income per share, weighted average shares	176,558	172,707	168,393

Net income per share:
Basic net income per share	$0.60	$0.46	$0.59
Diluted net income per share	$0.57	$0.43	$0.54

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
	(In thousands)
Stock options outstanding	13,740	7,906	5,892
Convertible subordinated debentures (equivalent common shares upon assumed conversion)	--	--	6,472
	13,740	7,906	12,364

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted-average price of stock options excluded from the computation of diluted earnings per share was $27.86, $29.63 and $32.45 for the years ended January 30, 2005, January 25, 2004 and January 26, 2003, respectively. The convertible subordinated debentures were convertible into shares of common stock at a conversion price of $46.36 per share and were anti-dilutive for the year ended January 26, 2003. The convertible subordinated debentures were redeemed on October 24, 2003.

Recently Issued Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for fiscal 2005. We do not believe the impact of adoption of this EITF consensus will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued No. 151, or SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, or SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. SFAS No. 123(R) is effective for all interim and annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 123(R) on our operating results and financial condition. The adoption of the SFAS No. 123(R) fair value method will have a material and adverse impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because that will depend on the fair value and number of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, assuming the application of the Black-Scholes model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of the Notes to the Consolidated Financial Statements under the subheading “Stock-Based Compensation.” SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 - Acquisition of MediaQ, Inc.

On August 19, 2003, we completed the acquisition of MediaQ, Inc., or MediaQ, a leading provider of graphics and multimedia technology for wireless mobile devices. Our primary reasons for the acquisition of MediaQ, Inc. were to accelerate our entry into the handheld devices market, use MediaQ’s two-dimensional, or 2D, and low power capabilities, allowing us to continue to focus on three-dimensional, or 3D, and advanced video efforts, use existing MediaQ channel and design wins, and enhance MediaQ’s PDA business through our existing OEM and ODM channels.

The aggregate purchase price consisted of cash consideration of approximately $71.3 million, including $1.3 million of direct acquisition costs. Following is a summary of estimated fair values of the assets acquired and liabilities assumed:

	Fair Market Value	Straight-Line Depreciation/Amortization Period
	(In thousands)
Accounts receivable	$1,505	--
Inventories	4,066	--
Other assets	323	--
Property and equipment	1,460	9 months - 3 years
Deferred income tax assets	1,601	--
In-process research and development	3,500	--
Goodwill	52,913	--
Intangible assets:
Existing technology	13,100	1 - 3 years
Customer relationships	2,100	18 months
Backlog	600	3 months
Non-compete agreement	150	18 months
Total assets acquired	$81,318

Current liabilities	$(1,767)	--
Current liabilities recognized in connection with the business combination	(1,868)	--
Long-term deferred income tax liabilities	(6,380)	--
Total liabilities assumed	$(10,015)

Net assets acquired	$71,303

The amount of the purchase price allocated to purchased in-process research and development, or IPR&D, represents the value assigned to research and development projects of MediaQ that had commenced but had not yet reached technological feasibility and have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The pro forma results of operations have not been presented for the acquisition of MediaQ because the effect of this acquisition was not considered material.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - 3dfx

The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please refer to Note 12 of the Notes to the Consolidated Financial Statements for further information regarding this litigation.

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

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of and circumstances surrounding additional consideration, if any, that we may pay related to the 3dfx asset purchase.

Note 4 - Goodwill

The carrying amount of goodwill is as follows:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
	(In thousands)
3dfx	$50,326	$50,326	$50,326
MediaQ	52,913	53,695	--
Other	4,868	4,888	3,901
Total goodwill	$108,107	$108,909	$54,227

In fiscal 2005, the amount allocated to MediaQ goodwill changed to $52,913 as a result of additional information that became available. This information was primarily related to liabilities that were less than originally estimated at the time of acquisition.

During the second quarter of fiscal 2005, our chief operating decision maker, the Chief Executive Officer, began reviewing financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.  We reassigned goodwill to the affected reporting units by using a "relative fair value" allocation approach.  The amount of goodwill allocated to our GPU, MCP, WMP and All Other segments as of January 30, 2005, was $78.1 million, $11.4 million, $11.6 million and $7.0 million, respectively.  Please refer to Note 15 for further segment information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years. The components of our amortizable intangible assets are as follows:

	Year Ended			Year Ended
	January 30, 2005			January 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Technology licenses	$17,236	$(9,841)	$7,395	$15,178	$(7,161)	$8,017
Patents	23,260	(15,400)	7,860	19,319	(8,992)	10,327
Acquired intellectual property	27,086	(18,578)	8,508	27,067	(10,590)	16,477
Trademarks	11,310	(8,544)	2,766	11,310	(6,283)	5,027
Other	1,494	(509)	985	250	(135)	115
Total intangible assets	$80,386	$(52,872)	$27,514	$73,124	$(33,161)	$39,963

Amortization expense associated with intangible assets for the years ended January 30, 2005, January 25, 2004 and January 26, 2003 was $19.7 million, $16.2 million and $9.6 million, respectively. Future amortization expense for the net carrying amount of intangible assets at January 30, 2005 is estimated to be $15.8 million in fiscal 2006, $8.9 million in fiscal 2007, $2.6 million in fiscal 2008, and the remaining amortization expense of $0.2 million in fiscal 2009.

Note 6 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized losses for fiscal 2005 were $0.4 million. Net realized gains for fiscal 2004 and 2003 were $2.9 million and $0.3 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of cash equivalents and marketable securities at January 30, 2005 and January 25, 2004:

	January 30, 2005
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
	(In thousands)
Publicly traded equity securities	$687	$220	--	$907
Asset-backed securities	177,771	1	(1,786)	175,986
Commercial paper	7,854	--	--	7,854
Obligations of the United States government & its agencies	104,768	--	(895)	103,873
United States corporate notes, bonds and obligations	182,688	6	(1,874)	180,820
Money market	164,377	--	--	164,377
Total	$638,145	$227	$(4,555)	$633,817

Classified as:
Cash equivalents				$172,284
Marketable securities				461,533
Total				$633,817

	January 25, 2004
	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Estimated Fair Value
	(In thousands)
Asset-backed securities	$65,147	$214	$(127)	$65,234
Commercial paper	15,592	--	--	15,592
Obligations of the United States government & its agencies	198,084	574	(111)	198,547
United States corporate notes, bonds and obligations	175,678	957	(90)	176,545
Money market	143,661	--	--	143,661
Total	$598,162	$1,745	$(328)	$599,579

Classified as:
Cash equivalents				$209,958
Marketable securities				389,621
Total				$599,579

(1)  The fair value of investments with loss positions is $96.9 million at January 25, 2004. We evaluated the nature of these investments, which are primarily obligations of the United States government and its agencies and United States corporate notes, the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the breakdown of the investments with unrealized losses at January 30, 2005:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset-backed securities	$167,468	$(1,661)	$7,015	$(125)	$174,483	$(1,786)
Commercial paper	--	--	--	--	--	--
Obligations of the United States government & its agencies	102,864	(895)	--	--	102,864	(895)
United States corporate notes, bonds and obligations	165,884	(1,862)	4,127	(12)	170,011	(1,874)
Money market	--	--	--	--	--	--
Total	$436,216	$(4,418)	$11,142	$(137)	$447,358	$(4,555)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 30, 2005 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at January 30, 2005 and at January 25, 2004 by expected maturity are shown below.

All of our marketable securities are debt instruments with the exception of $0.9 million of publicly traded equity securities in fiscal 2005.

	January 30, 2005		January 25, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$198,242	$197,844	$282,762	$283,123
Due in 1 - 5 years	416,085	412,141	315,400	316,456
Due in 6-7 years	23,132	22,925	--	--
Total	$637,459	$632,910	$598,162	$599,579

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 30,	January 25,
Inventories:	2005	2004
	(In thousands)
Raw materials	$23,225	$22,131
Work in-process	130,211	44,523
Finished goods	162,082	167,584
Total inventories	$315,518	$234,238

	January 30,	January 25,
	2005	2004
Property and Equipment:	(In thousands)
Software	$125,310	$116,150
Test equipment	86,883	73,287
Computer equipment	82,428	70,173
Leasehold improvements	79,160	58,649
Construction in process	3,264	1,620
Office furniture and equipment	18,777	17,996
	395,822	337,875
Accumulated depreciation and amortization	(216,867)	(147,846)
Property and equipment, net	$178,955	$190,029

Depreciation expense for fiscal 2005, 2004 and 2003 was $71.3 million, $59.3 million and $42.6 million, respectively. Assets recorded under capital leases included in property and equipment were $19.3 million and $19.5 million as of January 30, 2005 and January 25, 2004, respectively. Related accumulated amortization was $17.8 million and $14.0 million as of January 30, 2005 and January 25, 2004, respectively. Amortization expense for fiscal 2005, 2004 and 2003 related to capital leases was $3.8 million, $5.4 million and $4.4 million, respectively

	January 30,	January 25,
	2005	2004
Accrued Liabilities:	(In thousands)
Accrued customer programs	$83,013	$54,875
Deferred revenue	11,500	--
Customer advances	1,457	11,530
Taxes payable	28,826	29,609
Accrued payroll and related expenses	37,016	30,270
Deferred rent	10,844	8,151
Other	9,421	10,320
Total accrued liabilities	$182,077	$144,755

	January 30,	January 25,
	2005	2004
Long-term Liabilities:	(In thousands)
Asset retirement obligation	$4,483	$--
Technology licenses	3,875	4,582
Total long-term liabilities	$8,358	$4,582

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 - Guarantees

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

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for fiscal 2005, fiscal 2004 and fiscal 2003 are as follows:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Year ended January 30, 2005
Allowance for sales returns	$9,421	$22,463	$(20,197)	$11,687
Year ended January 25, 2004
Allowance for sales returns	$13,228	$23,796	$(27,603)	$9,421
Year ended January 26, 2003
Allowance for sales returns	$15,586	$20,147	$(22,505)	$13,228

 (1) Allowances for sales returns are charged as a reduction to revenue.

(2) Represents amounts written off against the allowance for sales returns.

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product and employee liabilities. We have also on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, historically costs related to these indemnification provisions have not been significant. As such, we have not recorded any liability in our consolidated financial statements for such indemnifications.

Note 9 - Stockholders’ Equity

Stock Repurchase Program

On August 9, 2004 we announced that our Board of Directors had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. During fiscal 2005, we repurchased 2.1 million shares for a total cost of approximately $24.6 million.

Convertible Preferred Stock

As of January 30, 2005, there were no shares of preferred stock outstanding.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2000 Nonstatutory Equity Incentive Plan

On August 1, 2000, our Board of Directors approved the 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, to provide for the issuance of our common stock to employees and affiliates who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Option grants issued under the 2000 plan generally expire in six to 10 years. The Compensation Committee appointed by the Board of Directors has the authority to amend the 2000 Plan and to determine the option term, exercise price and vesting period of each grant. Initial option grants generally vest ratably over a four-year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. Subsequent option grants generally vest quarterly over a four-year period. There were a total of 21,939,202 shares authorized for issuance and 10,505,378 shares available for future issuance under the 2000 Plan as of January 30, 2005.

1998 Equity Incentive Plan

The Equity Incentive Plan, or the 1998 Plan, was adopted by our Board of Directors on February 17, 1998 and was approved by our stockholders on April 6, 1998 as an amendment and restatement of our then existing Equity Incentive Plan which had been adopted on May 21, 1993. The 1998 Plan provides for the issuance of our common stock to directors, employees and consultants. The 1998 Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. There were a total of 110,094,385 shares authorized for issuance and 12,006,326 shares available for future issuance under the 1998 Plan as of January 30, 2005.

Pursuant to the 1998 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

Option grants issued under the 1998 Plan generally expire in six to 10 years. Vesting periods are determined by the Board of Directors, or the Compensation Committee of the Board of Directors. Initial option grants made after February 10, 2004 under the 1998 Plan generally vest ratably each quarter over a three year period. Subsequent option grants are generally granted for performance and generally vest quarterly over a four year period.

1998 Non-Employee Directors’ Stock Option Plan

In February 1998, our Board of Directors adopted the 1998 Non-Employee Directors’ Stock Option Plan, or the Directors Plan, to provide for the automatic grant of non-qualified options to purchase shares of our common stock to our directors who are not employees or consultants of us or of an affiliate of us.

In July 2000, the Board of Directors amended the 1998 Plan to incorporate the automatic grant provisions of the Directors’ Plan into the 1998 Plan. Future automatic grants to non-employee directors will be made according to the terms of the Directors’ Plan, but will be made out of the 1998 Plan until such time as shares may become available for issuance under the amended Directors’ Plan. In May 2002, the Directors’ Plan was amended further to reduce the number of shares granted to our non-employee directors. The altered automatic grant provisions of the Directors’ Plan are also incorporated into the 1998 Plan. The terms of the amended Directors’ Plan are described below.

Under the amended Directors Plan, each non-employee director who is elected or appointed to our Board of Directors for the first time is automatically granted an option to purchase 75,000 shares, which vests quarterly over a three-year period, or Initial Grant. Previously, such a director was entitled to a grant of 200,000 shares, vesting monthly over a four-year period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On August 1, 2002 and each August 1 of each year thereafter, each non-employee director who is a member of a committee of the Board of Directors will automatically be granted an option to purchase 5,000 shares, or Committee Grant. The Committee Grants vest in full on the first anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant. Previously, such a director was entitled to a grant of 20,000 shares, vesting in full on the first anniversary of the date of the grant. Directors who were members of two committees, Messrs. Cox, Gaither and Jones, waived their grant of an additional 5,000 shares for being a member of a second committee in fiscal 2003 and 2004.

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

The Compensation Committee administers the amended Directors Plan. A total of 1,200,000 shares have been authorized and issued under the amended Directors Plan of which none is available for future issuance as of January 30, 2005. As described above, future grants to non-employee directors will be made out of the 1998 Plan.

Employee Stock Purchase Plan

In February 1998, our Board of Directors approved the 1998 Employee Stock Purchase Plan, or the Purchase Plan. In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of our fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 26,000,000 shares. There are a total of 22,751,516 shares authorized for issuance. At January 30, 2005, 5,737,168 shares have been issued under the Purchase Plan and 17,014,348 shares are available for future issuance. At January 25, 2004, 3,760,932 shares had been issued under the Purchase Plan and 15,438,882 shares were available for future issuance. At January 26, 2003, 2,104,670 shares had been issued under the Purchase Plan and 13,576,682 shares were available for future issuance.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following summarizes the transactions under the 1998 Plan, 2000 Plan and Directors Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Price Per Share
Balances, January 27, 2002	9,416,255	51,879,729	$19.14
Authorized	13,957,063	--	--
Granted	(8,522,650)	8,522,650	28.09
Shares of common stock issued in exchange for stock Options	(3,815,069)	--	--
Exercised	--	(3,816,695)	4.62
Cancelled - unvested (1)	18,067,604	(18,067,604)	36.53
Cancelled - vested (2)	2,882,376	(2,882,376)	32.51
Balances, January 26, 2003	31,985,579	35,635,704	$12.93
Authorized	8,796,156	--	--
Granted	(12,680,144)	12,675,144	14.77
Exercised	--	(4,688,703)	5.17
Cancelled	855,440	(855,440)	19.26
Balances, January 25, 2004	28,957,031	42,766,705	$14.20
Authorized	--	--	--
Granted	(8,514,926)	8,514,926	23.48
Exercised	--	(3,051,875)	8.29
Cancelled	2,069,599	(2,069,599)	18.82
Balances, January 30, 2005	22,511,704	46,160,157	$16.10

(1)	Includes 16,193,886 unvested stock options cancelled in exchange for shares of common stock.

(2)	Includes 2,649,607 vested stock options cancelled in exchange for shares of common stock.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding as of January 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09 - $0.09	2,000	1.9	$0.09	2,000	$0.09
0.33 - 0.33	123,300	2.6	$0.33	123,300	$0.33
0.66 - 0.79	567,960	2.9	$0.75	567,960	$0.75
1.04 - 1.38	174,668	3.0	$1.29	174,668	$1.29
1.58 - 2.25	4,465,078	3.3	$1.78	4,465,078	$1.78
4 .09 - 5.88	3,609,167	4.5	$4.80	3,585,022	$4.80
7.65 - 11.07	4,387,246	6.0	$9.45	3,274,188	$9.49
11.51 - 17.18	14,133,223	5.0	$14.49	6,857,542	$14.81
17.53 - 26.25	13,953,002	5.4	$22.38	6,210,995	$19.79
26.38 - 39.54	4,120,013	5.9	$31.90	3,182,306	$31.44
42.98 - 53.61	624,000	6.6	$43.35	617,750	$43.26
65.47 - 65.47	500	7.0	$65.47	375	$65.47
$0.09 - $65.47	46,160,157	5.1	$16.10	29,061,184	$14.05

Note 10 - Retirement Plan

We have a 401(k) Retirement Plan, or the Plan, covering substantially all of our United States employees. Under the Plan, participating employees may defer up to 100 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.

Note 11 - Stock Option Exchange

On September 26, 2002, we commenced an offer, or the Offer, to our employees to exchange outstanding stock options with exercise prices equal to or greater than $27.00 per share, or Eligible Options.  The Offer was implemented in order to improve employee morale by realigning the cash and equity components of our compensation programs, eliminate significant out-of-the-money options and reduce the number of outstanding stock options relative to the number of shares outstanding, or "options overhang", thereby reducing future potential dilution to existing stockholders.  Stock options to purchase an aggregate of approximately 20,615,000 shares were eligible for tender at the commencement of the Offer, representing approximately 39% of our outstanding stock options as of the commencement date. Only employees of NVIDIA or one of our subsidiaries as of September 26, 2002 who continued to be employees through the Offer termination date of October 24, 2002 were eligible to participate in the Offer. Employees who were on medical, maternity, worker’s compensation, military or other statutorily protected leaves of absence, or a personal leave of absence, were also eligible to participate in the Offer. Employees who were terminated on or before the Offer termination date of October 24, 2002, were not eligible to participate in the Offer. In addition, our Chief Executive Officer and Chief Financial Officer and members of our Board of Directors were not eligible to participate in this Offer.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Variable accounting is not required under Issue 39(a) of EITF Issue No. 00-23 for Eligible Options subject to the Offer that were not surrendered for cancellation, because: (i) the shares of our common stock offered as consideration for the surrendered options were fully vested and non-forfeitable; and (ii) the number of shares to be received by an employee who accepted the Offer was based on the number of surrendered Eligible Options multiplied by $3.20, divided by the fair value of the stock at the date of exchange. We further concluded that the "look back" and "look forward" provisions of FASB Interpretation No. 44, paragraph 45 did apply to the stock options surrendered for cancellation. Based on the terms of the Offer, variable accounting is not required for any of our outstanding stock options existing at the time of the Offer. We did not grant stock options to any participants in the Offer for at least six months following October 24, 2002. If any stock options were granted to participants in the Offer within the six months following October 24, 2002, those stock options would have received variable accounting.

On October 24, 2002, the offer period ended and we were obligated to exchange approximately 18,843,000 Eligible Options for total consideration of $61.8 million, consisting of $39.9 million in fully vested, non-forfeitable shares of our common stock (approximately 3,815,000 shares) and $21.9 million in employer and employee related taxes. The number of fully vested, non-forfeitable shares of our common stock to be issued was determined by dividing the total consideration due (less the amount of applicable tax withholdings) by the closing price of our common stock on October 24, 2002 of $10.46 per share.

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

Note 12 - Financial Arrangements, Commitments and Contingencies

Inventory Purchase Obligations

At January 30, 2005, we had outstanding inventory purchase obligations totaling $457.3 million.

Convertible Subordinated Debentures

In October 2000, we sold $300.0 million 4¾% convertible subordinated debentures due 2007, or the Notes, due October 15, 2007 in a public offering. Proceeds from the offering were approximately $290.8 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering totaled $9.2 million and were amortized to interest expense over the term of the Notes. Interest on the Notes accrued at the rate of 4¾% per annum and was payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. Interest expense, excluding the amortization of issuance costs, related to the Notes for fiscal 2004 and 2003 was $10.4 million and $14.2 million, respectively. The Notes were redeemable at our option on or after October 20, 2003 and were also convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

On October 24, 2003, we fully redeemed the Notes. The aggregate principal amount of the Notes outstanding was $300.0 million, which included $18.6 million of Notes that we had purchased in the open market during the three months ended October 26, 2003. The redemption price was equal to approximately 102.7% of the outstanding principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with the redemption of the Notes, we recorded a charge in our consolidated income statement of approximately $13.1 million, which included a $7.6 million redemption premium and $5.5 million for the write-off of unamortized issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lease Obligations

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of five buildings. The related leases expire in 2012 and each includes two seven-year renewals at our option. Future minimum lease payments under these operating leases total approximately $172.9 million over the remaining terms of the leases and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other office facilities under operating leases expiring through fiscal 2013. Future minimum lease payments under our noncancelable capital and operating leases as of January 30, 2005, are as follows:

Year ending January:	Operating	Capital
	(In thousands)

2006	$27,534	$869
2007	27,425	--
2008	27,422	--
2009	26,615	--
2010	26,327	--
2011 and thereafter	55,794	--
Total	$191,117	$869
Less amount representing interest at rates ranging from 5% - 10%		(13)
Present value of minimum lease payments		856
Less current portion		856
Long term portion		$0

Rent expense for the years ended January 30, 2005, January 25, 2004 and January 26, 2003 was approximately $28.0 million, $26.4 million and $25.6 million, respectively.

The following is an analysis of the property and equipment under capital leases by major classes:

	January 30,	January 25,
	2005	2004
	(In thousands)
Property and Equipment:
Software and other	$634	$634
Test equipment	9,125	9,309
Computer equipment	4,331	4,331
Office equipment and furniture	5,232	5,232
	$19,322	$19,506
Accumulated amortization	(17,835)	(14,016)
Property and equipment, net	$1,487	$5,490

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our conduct, attorneys fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA filed a response to this complaint in December 2004. Discovery has not begun and no trial date has been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

American Video Graphics

In August 2004, a Texas limited partnership named American Video Graphics, LP , or AVG, filed three separate complaints for patent infringement against various corporate defendants (not including NVIDIA) in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. Each of the three lawsuits targeted a different group of defendants; one case involves approximately twenty of the leading personal computer manufacturers, the PC Makers Case, one case involves the three leading video game console makers, the Game Console Case, and one case involves approximately ten of the leading video game publishers, the Game Publishers Case. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits, the PC Makers Case and the Game Console Case. NVIDIA’s complaint in intervention alleges both that the patents in suit are invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents are not infringed. Two other leading suppliers of graphics processing products, Intel Corporation, or Intel, and ATI Technologies, Inc., or ATI, have also intervened in the cases, ATI in both the PC Makers and Game Console Case, and Intel in the PC Makers Case.

After some consensual reconfigurations proposed by the various parties, in January 2005, the district court judge entered Docket Control and Discovery Orders in the three lawsuits. The PC Makers case now involves four separate patents and is currently scheduled for trial beginning on September 11, 2006. The Game Console Case involves a single patent and is currently scheduled for trial beginning on December 4, 2006. We believe that, to the extent AVG’s infringement allegations target functionality that may be performed by NVIDIA products, those claims are without merit, and we will continue to defend ourselves and our products vigorously.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 - Income Taxes

The provision for income taxes applicable to income before income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
	(In thousands)
Current:
Federal	$--	$--	$--
State	355	221	135
Foreign	8,826	(51,590)	20,555
Total current	9,181	(51,369)	20,690
Deferred:
Federal	4,683	19,861	20,569
State	(620)	35,274	9,319
Foreign	--	--	--
Total deferred	4,063	55,135	29,888
Charge in lieu of taxes attributable to employer stock option plans	11,845	8,488	9,180
Provision for income taxes	$25,089	$12,254	$59,758

Income before income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003

	(In thousands)
Domestic	$9,556	$(17,816)	$20,764
Foreign	115,889	104,489	129,793
	$125,445	$86,673	$150,557

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003

	(In thousands)
Tax expense computed at Federal Statutory Rate	$43,906	$30,336	$52,695
State income taxes (benefit), net of federal tax effect	230	544	(4,241)
Foreign tax rate differential	(8,462)	(11,671)	23,222
Research and experimental credit	(10,710)	(5,230)	(12,048)
In-process research and development	--	1,225	--
Change in estimates	--	(36,766)	--
Increase in beginning of year valuation allowance	--	33,599	--
Other	125	217	130
Provision for income taxes	$25,089	$12,254	$59,758

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 30,	January 25,
	2005	2004
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$101,238	$105,503
Accruals and reserves, not currently deductible for tax purposes	13,373	10,286
Property, equipment and intangible assets	17,182	19,194
Research and other tax credit carryforwards	113,856	99,806
Gross deferred tax assets	245,649	234,789
Less valuation allowance	(190,563)	(182,669)
Net deferred tax assets	55,086	52,120
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(72,575)	(57,468)
Net deferred tax liability	$(17,489)	$(5,348)

As of January 30, 2005, we had a valuation allowance of $190.6 million. Of the total valuation allowance, $145.7 million is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, if and when realization is sustained, would be accounted for as a credit to stockholders' equity. Of the remaining valuation allowance as of January 30, 2005, $19.9 million relates to federal and state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not more likely than not to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $25.0 million relates to certain state deferred tax assets that management determined not more likely than not to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to certain state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

As of January 30, 2005, we had a federal net operating loss carryforward of approximately $274.4 million and cumulative state net operating loss carryforwards of approximately $144.4 million. The federal net operating loss carryforward will expire beginning in fiscal 2012 and the state net operating loss carryforwards will begin to expire in fiscal 2007 according to the rules of each particular state. As of January 30, 2005, we had federal research and experimentation tax credit carryforwards of approximately $72.6 million that will begin to expire in fiscal 2008; and federal foreign tax credit carryforwards of approximately $0.2 million that will begin to expire in fiscal 2011. The research and experimentation tax credit carryforward attributable to states is approximately $57.8 million, of which approximately $55.6 million is attributable to the State of California and may be carried over indefinitely, and approximately $2.2 million is attributable to various other states and will expire beginning in fiscal 2016 according to the rules of each particular state. We have other California state tax credit carryforwards of approximately $4.9 million that will begin to expire in fiscal 2006. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act creates a temporary incentive for United States multinationals to repatriate accumulated income earned outside the United States at a federal effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We have not provided for United States income taxes on a cumulative total of approximately $174.7 million of undistributed earnings as of January 30, 2005 for certain non-United States subsidiaries as we intended to reinvest these earnings indefinitely in operations outside of the United States. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us. We expect to complete such evaluation before the end of our fiscal 2006. The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. The potential range of related income tax expense is between zero and $27 million.

Note 14 - Microsoft Agreement

On March 5, 2000, we entered into an agreement with Microsoft Corporation, or the Microsoft Agreement, in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. The terms of the Microsoft Agreement also state that in the event that an individual or corporation makes an offer to purchase shares equal to or greater than thirty percent (30%) of the outstanding shares of our common stock, Microsoft has first and last rights of refusal to purchase the stock.

We were engaged with Microsoft Corporation, or Microsoft, in discussions related to pricing and volumes of the Xbox platform processors. The Microsoft Agreement contemplated the use of a third party to resolve disputed matters, and on April 23, 2002 Microsoft submitted the pricing dispute to binding arbitration. On February 6, 2003, NVIDIA and Microsoft announced that arbitration was over and the companies had settled all issues related to pricing of the Microsoft Xbox platform processors. In addition to resolving this pricing dispute, we have agreed to collaborate with Microsoft on future cost reductions for the Xbox, together the Microsoft Settlement. As a result of the Microsoft Settlement, we recorded $40.4 million in additional revenue in the fourth quarter of fiscal 2003.

Note 15 - Segment Information

During the second quarter of fiscal 2005, our chief operating decision maker, the Chief Executive Officer, began reviewing financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We now report three product-line operating segments: the GPU business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP business, which is composed of NVIDIA nForce and Xbox products; and the WMP business, which supports handheld personal digital assistants and cellular phones. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $101.4 million for fiscal 2005, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory.

We do not identify or allocate assets by operating segment. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for our company as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For periods prior to the first quarter of fiscal 2005, product-line operating segment information other than revenue is impracticable to obtain primarily due to changes in our enterprise resource system structure that we implemented during the first quarter of fiscal 2005.

	GPU	MCP	WMP	All Other	Consolidated
	(In thousands)
Twelve Months Ended January 30, 2005:
Revenue	$1,360,351	$424,052	$45,921	$179,709	$2,010,033
Operating income (loss)	$182,045	$66,454	$(37,532)	$(97,374)	$113,593
Twelve Months Ended January 25, 2004:
Revenue	$1,259,803	$442,500	$9,009	$111,633	$1,822,945
Twelve Months Ended January 26, 2003:
Revenue	$1,303,719	$498,270	$--	$107,458	$1,909,447

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
		(In thousands)
Revenue:
United States	$473,721	$444,510	$601,952
Other Americas	11,045	6,359	1,798
China	269,306	280,975	242,908
Taiwan	883,346	834,511	862,238
Other Asia Pacific	169,888	149,843	127,796
Europe	202,727	106,747	72,755
Total revenue	$2,010,033	$1,822,945	$1,909,447

	As of	As of
	January 30,	January 25,
	2005	2004
	(In thousands)
Long-lived assets
United States	$169,872	$186,280
Other Americas	--	15
Asia Pacific	5,104	1,653
Europe	3,979	2,081
Total long-lived assets	$178,955	$190,029

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended	Year Ended	Year Ended
	January 30,	January 25,	January 26,
	2005	2004	2003
Revenue:
Customer A	9%	12%	15%
Customer B	13%	15%	23%
Customer C	8%	12%	9%
Customer D	18%	21%	17%

Accounts receivable from significant customers, those representing approximately 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	As of	As of
	January 30,	January 25,
	2005	2004
Accounts Receivable:
Customer A	13%	15%
Customer B	5%	--
Customer C	9%	18%
Customer D	14%	21%

Note 16 - Quarterly Summary (Unaudited)

	Fiscal 2005 Quarters Ended
	Jan. 30, 2005	Oct. 24, 2004	July 25, 2004	April 25, 2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$566,476	$515,591	$456,061	$471,905
Cost of revenue	$372,661	$348,849	$315,968	$323,069
Gross profit	$193,815	$166,742	$140,093	$148,836
Net income	$48,009	$25,879	$5,119	$21,349
Basic net income per share	$0.29	$0.16	$0.03	$0.13
Diluted net income per share	$0.27	$0.15	$0.03	$0.12

	Fiscal 2004 Quarters Ended
	Jan. 25, 2004	Oct. 26, 2003	July 27, 2003	April 27, 2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$472,119	$486,069	$459,774	$404,983
Cost of revenue	$333,914	$351,938	$329,800	$278,415
Gross profit	$138,205	$134,131	$129,974	$126,568
Net income	$24,166	$6,356	$24,150	$19,747
Basic net income per share	$0.15	$0.04	$0.15	$0.12
Diluted net income per share	$0.14	$0.04	$0.14	$0.12

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (3)	Deductions	Balance at End of Period
	(In thousands)
Year ended January 30, 2005
Allowance for sales returns and allowances	$9,421	$22,463	$(20,197) (1)	$11,687
Allowance for doubtful accounts	$2,310	$(844)	$--	$1,466
Year ended January 25, 2004
Allowance for sales returns and allowances	$13,228	$23,796	$(27,603) (1)	$9,421
Allowance for doubtful accounts	$4,240	$731	$(2,661) (2)	$2,310
Year ended January 26, 2003
Allowance for sales returns and allowances	$15,586	$20,147	$(22,505) (1)	$13,228
Allowance for doubtful accounts	$2,493	$2,413	$(666) (2)	$4,240
______________________________
(1) Represents amounts written off against the allowance for sales returns.
(2) Represents uncollectible accounts written off against the allowance for doubtful accounts.
(3) Allowances for sales returns are charged as a reduction to revenue. Allowances for doubtful accounts are charged to expenses.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Asset Purchase Agreement, dated as of December 15, 2000, by and among NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive, Inc. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-74905) and incorporated herein by reference).
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2002 and incorporated herein by reference).

3.3	Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2001 and incorporated herein by reference).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate (filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-47495) and incorporated herein by reference).
4.3
Second Amended and Restated Investors’ Rights Agreement, dated August 19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated July 22, 1998 (filed as Exhibit 4.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-47495) and incorporated herein by reference).

4.4
Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 1999 and incorporated herein by reference).

10.1
Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 File No. 333-47495) and incorporated herein by reference).

10.2*+	1998 Equity Incentive Plan, as amended.
10.3 +	1998 Equity Incentive Plan ISO, as amended (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).
10.4+	1998 Equity Incentive Plan NSO, as amended (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).
10.5 +	Certificate of Stock Option Grant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).
10.6+	1998 Employee Stock Purchase Plan, as amended (filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-51520) and incorporated herein by reference).
10.7+	Form of Employee Stock Purchase Plan Offering, as amended (filed as Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-100010) and incorporated herein by reference).
10.8+
1998 Non-Employee Directors’ Stock Option Plan, as amended (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended April 28, 2002 and incorporated herein by reference).

10.9 +
1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).

Exhibit Number	Description of Document
10.10+
1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).

10.11+
1998 Non-Employee Directors’ Stock Option Plan (Initial Grant) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).

10.12+	2000 Nonstatutory Equity Incentive Plan, as amended (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 26, 2003 and incorporated herein by reference).
10.13
Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-33560) and incorporated herein by reference).

10.14
Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-33560) and incorporated herein by reference).

10.15
Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-33560) and incorporated herein by reference).

10.16
Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C (filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-33560) and incorporated herein by reference).

21.1*	List of Registrant’s Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of KPMG LLP.
24.1*	Power of Attorney (included in signature page).
31.1*	Certification of the Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*#	Certification of the Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2*#	Certification of the Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.
_______________________________
* Filed herewith.

+ Management contract, compensatory plan or arrangement.

# The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2005.

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

Signature	Title	Date

President, Chief Executive Officer
/s/ JEN-HSUN HUANG	and Director (Principal Executive
Jen-Hsun Huang	Officer)	March 22, 2005

/s/ MARVIN D. BURKETT	Chief Financial Officer (Principal
Marvin D. Burkett	Financial and Accounting Officer)	March 22, 2005

/s/ TENCH COXE
Tench Coxe	Director	March 22, 2005

/s/ STEVEN CHU
Steven Chu	Director	March 17, 2005

/s/ JAMES C. GAITHER
James C. Gaither	Director	March 22, 2005

/s/ HARVEY C. JONES		March 21, 2005
Harvey C. Jones	Director

Signature	Title	Date

/s/ WILLIAM J. MILLER
William J. Miller	Director	March 21, 2005

/s/ A. BROOKE SEAWELL
A. Brooke Seawell	Director	March 22, 2005

/s/ MARK A. STEVENS
Mark A. Stevens	Director	March 22, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Asset Purchase Agreement, dated as of December 15, 2000, by and among NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive, Inc. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-74905) and incorporated herein by reference).
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2002 and incorporated herein by reference).

3.3	Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2001 and incorporated herein by reference).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate (filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-47495) and incorporated herein by reference).
4.3
Second Amended and Restated Investors’ Rights Agreement, dated August 19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated July 22, 1998 (filed as Exhibit 4.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-47495) and incorporated herein by reference).

4.4
Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 1999 and incorporated herein by reference).

10.1
Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 File No. 333-47495) and incorporated herein by reference).

10.2*+	1998 Equity Incentive Plan, as amended.
10.3 +	1998 Equity Incentive Plan ISO, as amended (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).
10.4+	1998 Equity Incentive Plan NSO, as amended (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).
10.5 +	Certificate of Stock Option Grant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).
10.6+	1998 Employee Stock Purchase Plan, as amended (filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-51520) and incorporated herein by reference).
10.7+	Form of Employee Stock Purchase Plan Offering, as amended (filed as Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-100010) and incorporated herein by reference).
10.8+
1998 Non-Employee Directors’ Stock Option Plan, as amended (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended April 28, 2002 and incorporated herein by reference).

10.9 +
1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).

Exhibit Number	Description of Document
10.10+
1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).

10.11+
1998 Non-Employee Directors’ Stock Option Plan (Initial Grant) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 23, 2004 and incorporated herein by reference).

10.12+	2000 Nonstatutory Equity Incentive Plan, as amended (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 26, 2003 and incorporated herein by reference).
10.13
Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-33560) and incorporated herein by reference).

10.14
Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-33560) and incorporated herein by reference).

10.15
Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-33560) and incorporated herein by reference).

10.16
Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C (filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-33560) and incorporated herein by reference).

21.1*	List of Registrant’s Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of KPMG LLP.
24.1*	Power of Attorney (included in signature page).
31.1*	Certification of the Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*#	Certification of the Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2*#	Certification of the Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.
_______________________________
* Filed herewith.

+ Management contract, compensatory plan or arrangement.

# The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.