Form 10-Q
period 2005-05-01
NVIDIA CORP
filed 2005-06-02
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 1, 2005
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

The number of shares of the registrant's common stock outstanding as of May 13, 2005 was 168,958,368 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	May 1,	January 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$281,004	$208,512
Marketable securities	450,508	461,533
Accounts receivable, net	255,252	296,279
Inventories	307,759	315,518
Prepaid expenses and other current assets	21,869	19,819
Deferred income taxes	3,265	3,265
Total current assets	1,319,657	1,304,926

Property and equipment, net	169,236	178,955
Deposits and other assets	10,678	9,034
Goodwill	108,107	108,107
Intangible assets, net	27,416	27,514
	$1,635,094	$1,628,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$182,146	$238,223
Accrued liabilities	193,029	182,077
Current portion of capital lease obligations	345	856
Total current liabilities	375,520	421,156

Deferred income tax liabilities	20,754	20,754
Long-term liabilities	8,233	8,358

Stockholders’ equity:
Common stock	173	169
Additional paid-in capital	672,102	636,618
Deferred compensation	(2,638)	(2,926)
Treasury stock	(72,100)	(24,644)
Accumulated other comprehensive loss, net	(3,908)	(3,463)
Retained earnings	636,958	572,514
Total stockholders' equity	1,230,587	1,178,268
	$1,635,094	$1,628,536

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 1,	April 25,
	2005	2004

Revenue	$583,846	$471,905
Cost of revenue	373,693	323,069
Gross profit	210,153	148,836
Operating expenses:
Research and development	85,913	77,750
Sales, general and administrative	48,058	47,206
Total operating expenses	133,971	124,956
Operating income	76,182	23,880
Interest income	3,895	2,851
Interest expense	(10)	(76)
Other income, net	488	32
Income before income tax expense	80,555	26,687
Income tax expense	16,111	5,338
Net income	$64,444	$21,349
Basic net income per share	$0.38	$0.13
Diluted net income per share	$0.36	$0.12
Shares used in basic per share computation	168,647	165,171
Shares used in diluted per share computation	180,492	178,479

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 1,	April 25,
	2005	2004
Cash flows from operating activities:
Net income	$64,444	$21,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,893	23,412
Stock-based compensation	285	383
Bad debt expense	(341)	(496)
Other	4	-
Changes in operating assets and liabilities:
Accounts receivable	49,430	(7,652)
Inventories	7,759	(558)
Prepaid expenses and other current assets	(2,050)	(1,750)
Deposits and other assets	(1,644)	476
Accounts payable	(56,077)	29,276
Accrued liabilities	2,876	(2,954)
Net cash provided by operating activities	89,579	61,486
Cash flows from investing activities:
Purchases of marketable securities	(56,411)	(149,680)
Sales and maturities of marketable securities	65,304	75,348
Purchases of property and equipment and intangible assets	(13,504)	(18,599)
Net cash used in investing activities	(4,611)	(92,931)
Cash flows from financing activities:
Common stock issued under employee stock plans	36,011	15,181
Stock repurchase	(48,467)	-
Principal payments on capital leases	(511)	(1,483)
Retirement of common stock	491	-
Net cash provided by (used in) financing activities	(12,476)	13,698
Change in cash and cash equivalents	72,492	(17,747)
Cash and cash equivalents at beginning of period	208,512	214,422
Cash and cash equivalents at end of period	$281,004	$196,675

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$75
Cash paid (refunded) for income taxes	$901	$(1,503)

Other non-cash activities:
Application of customer advance to accounts receivable	$8,062	$529
Unrealized losses from marketable securities	$556	$3,325
Deferred stock-based compensation	$3	$-

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 30, 2005.

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. Fiscal year 2006 is a 52-week year, compared to fiscal year 2005 which was a 53-week year. The first quarter of fiscal year 2006 and fiscal year 2005 were both 13-week quarters.

Reclassifications

Certain prior fiscal year balances were reclassified to conform to the current fiscal year presentation.

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

Stock-Based Compensation

We use the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based employee compensation plans. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. Compensation cost for our stock-based compensation plans as determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, would have decreased net income to the pro forma amounts indicated below:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended
	May 1,	April 25,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$64,444	$21,349
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	228	306
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,846)	(20,720)
Pro forma net income	$47,826	$935
Basic net income per share - as reported	$0.38	$0.13
Basic net income per share - pro forma	$0.28	$0.01
Diluted net income per share - as reported	$0.36	$0.12
Diluted net income per share - pro forma	$0.27	$0.01

During the first quarter of fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  As a result of recent regulatory guidance, including SEC Staff Accounting Bulletin No. 107, and in anticipation of the impending effective date of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our first quarter of fiscal 2006.  Our management has also determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Additionally, in the first quarter of fiscal 2006, we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to make full use of the capabilities of the binomial valuation model.  As such, the expected term is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan we continue to use the Black-Scholes model to calculate the estimated fair value.

    For the purpose of the pro forma calculation, the fair value of stock options granted under our stock option plans has been estimated at the date of grant, and the fair value of shares issued under our employee stock purchase plan has been estimated at the date of purchase, with the following assumptions:

	Stock Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended
	May 1,	April 25,	May 1,	April 25,
	2005	2004	2005	2004
	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	4.0	0.5 - 2.0	1.5
Risk free interest rate	4.0%	2.4%	1.6% - 1.8%	1.9%
Volatility	37% - 48%	80%	41%	80%
Dividend yield	--	--	--	--

Note 2 - Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. We are currently evaluating which expense recognition method we will apply upon adoption of SFAS No. 123(R). We will implement the provisions of SFAS No. 123(R) beginning in fiscal 2007. Once adopted, the standard will have an adverse impact on our operating results and financial condition.

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

	Three Months Ended
	May 1,	April 25,
	2005	2004
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$64,444	$21,349

Denominator:
Denominator for basic net income per share, weighted average shares	168,647	165,171
Effect of dilutive securities:
Stock options outstanding	11,845	13,308
Denominator for diluted net income per share, weighted average shares	180,492	178,479

Net income per share:
Basic net income per share	$0.38	$0.13
Diluted net income per share	$0.36	$0.12

Diluted net income per share does not include the effect of 10.8 million and 11.7 million stock options as of May 1, 2005 and April 25, 2004, respectively, which were anti-dilutive. The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $29.39 and $29.20 for the three months ended May 1, 2005 and April 25, 2004, respectively.

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

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three months ended May 1, 2005 and April 25, 2004 are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Three months ended May 1, 2005
Allowance for sales returns	$11,687	$5,931	$(6,813)	$10,805
Three months ended April 25, 2004
Allowance for sales returns	$9,421	$4,077	$(5,432)	$8,066

(1) Allowances for sales returns are charged as a reduction to revenue.

(2) Represents amounts written off against the allowance for sales returns.

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product and employee liabilities. We have also on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of our agreements do not have a maximum stated liability. However, historically costs related to these indemnification provisions have not been significant.  As such, we have not recorded any liability in our condensed consolidated financial statements for such indemnifications.

Note 5 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	May 1,	April 25,
	2005	2004
	(In thousands)

Net income	$64,444	$21,349
Net change in unrealized losses on available-for-sale securities	(719)	(3,276)
Tax effect of the change in unrealized losses on available-for-sale securities	144	1,320
Reclassification adjustments for net realized (gains) losses on available-for-sale securities included in net income	163	(49)
Tax effect of reclassification adjustments for net realized (gains) losses on available-for-sale securities included in net income	(33)	10
Total comprehensive income	$63,399	$19,354

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6 - 3dfx Asset Purchase

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

Note 7 - Goodwill and Intangible Assets

We are currently amortizing our intangible assets with finite lives over periods ranging from 1 to 5 years. The components of our amortizable intangible assets are as follows:

	May 1, 2005			January 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Technology licenses	$21,436	$(10,606)	$10,830	$17,236	$(9,841)	$7,395
Patents	23,260	(16,545)	6,715	23,260	(15,400)	7,860
Acquired intellectual property	27,086	(20,281)	6,805	27,086	(18,578)	8,508
Trademarks	11,310	(9,110)	2,200	11,310	(8,544)	2,766
Other	1,494	(628)	866	1,494	(509)	985
Total intangible assets	$84,586	$(57,170)	$27,416	$80,386	$(52,872)	$27,514

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Amortization expense associated with intangible assets for the three months ended May 1, 2005 and April 25, 2004 was $4.3 million and $5.0 million, respectively. Amortization expense for the net carrying amount of intangible assets at May 1, 2005 is estimated to be $12.7 million for the remainder of fiscal 2006, $10.3 million in fiscal 2007, $4.0 million in fiscal 2008, and $0.4 million in fiscal 2009 and thereafter.

As of May 1, 2005 and January 30, 2005, the carrying amount of goodwill is as follows:

(In thousands)

3dfx	$50,326
MediaQ	52,913
Other	4,868
Total goodwill	$108,107

Note 8 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized losses for the three months ended May 1, 2005 were $0.2 million, and net realized gains for the three months ended April 25, 2004 were $0.1 million.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	May 1,	January 30,
Inventories:	2005	2005
	(In thousands)

Raw materials	$30,844	$23,225
Work in-process	102,807	130,211
Finished goods	174,108	162,082
Total inventories	$307,759	$315,518

The significant decrease in work-in-process primarily relates to the ramping of our GeForce 6 series products in the fourth quarter of fiscal 2005.

At May 1, 2005, we had outstanding inventory purchase obligations totaling approximately $366 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	May 1,	January 30,
Property and Equipment:	2005	2005
	(In thousands)

Software	$125,837	$125,310
Test equipment	87,918	86,883
Computer equipment	89,326	82,428
Leasehold improvements	80,381	79,160
Construction in process	1,139	3,264
Office furniture and equipment	20,083	18,777
	404,684	395,822
Accumulated depreciation and amortization	(235,448)	(216,867)
Property and equipment, net	$169,236	$178,955

	May 1,	January 30,
Accrued Liabilities:	2005	2005
	(In thousands)

Accrued customer programs	$81,000	$83,013
Deferred revenue	10,153	11,500
Customer advances	9,226	1,457
Taxes payable	43,430	28,826
Accrued payroll and related expenses	27,829	37,016
Deferred rent	11,182	10,844
Other	10,209	9,421
Total accrued liabilities	$193,029	$182,077

	May 1,	January 30,
	2005	2005
Long-term Liabilities:	(In thousands)
Asset retirement obligation	$4,483	$4,483
Technology licenses	3,750	3,875
Total long-term liabilities	$8,233	$8,358

Note 10 - Segment Information

Our chief operating decision maker, or CODM, our Chief Executive Officer, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as a leader in graphics and digital media processing solutions for digital devices. We now report financial information for four product-line operating segments to our CODM: the GPU business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP business, which is composed of NVIDIA nForce; the WMP business, which supports handheld personal digital assistants and cellular phones; and the Consumer Electronics business, which is composed of revenue from our contractual arrangements with SCE for the development of their next-generation computer entertainment system, revenue from sales of our Xbox-related products and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $23.9 million for the first quarter of fiscal 2006 and $24.8 million for the first quarter of fiscal 2005, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory.  All prior period amounts have been restated to reflect our new reporting structure.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We do not identify or allocate assets by operating segment.  Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.  The accounting policies for segment reporting are the same as for our company as a whole.

	GPU	MCP	WMP	Consumer Electronics	All Other	Consolidated
Three Months Ended May 1, 2005:
Revenue	$409,926	$71,805	$7,762	$58,078	$36,275	$583,846
Operating income (loss)	$77,865	$6,923	$(15,593)	$28,941	$(21,954)	$76,182
Three Months Ended April 25, 2004:
Revenue	$375,270	$34,913	$5,658	$23,789	$32,275	$471,905
Operating income (loss)	$61,975	$(13,836)	$(6,792)	$8,024	$(25,491)	$23,880

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our operations in different geographic regions:

	Three Months Ended
	May 1,	April 25,
	2005	2004
	(In thousands)
Revenue:
United States	$97,805	$60,815
Other Americas	922	1,258
China	68,743	105,744
Taiwan	297,699	237,808
Other Asia Pacific	54,831	40,335
Europe	63,846	25,945
Total revenue	$583,846	$471,905

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended
	May 1,	April 25,
	2005	2004
Revenue:

Customer A	17%	31%
Customer B	7%	18%
Customer C	11%	7%
Customer D	14%	5%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11 - Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The 3dfx asset purchase closed on April 18, 2001. In May 2002, we were served with a complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In December 2002, we were served with a complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer. The landlords’ are seeking to recover, among other things, amounts owed on their leases in the aggregate amount of approximately $10 million. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer. The Trustee’s complaint seeks additional payments from us, the amount of which has not been quantified. The landlords’ actions were removed to the Bankruptcy Court from the Superior Court of California and consolidated with the Trustee’s action for purposes of discovery. Upon motion by NVIDIA, the District Court withdrew the reference to the Bankruptcy Court of the two actions filed by the landlords. These actions are now before the District Court and should be tried there. The District Court declined, at this time, to withdraw the reference as to the Trustee’s case. Discovery in all actions is currently proceeding and no trial dates have been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five U.S. patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA filed a response to this complaint in December 2004. Discovery has not begun and no trial date has been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

American Video Graphics

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants, not including NVIDIA, in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. Each of the three lawsuits target a different group of defendants; one case involves approximately twenty of the leading personal computer manufacturers, the PC Makers Case, one case involves the three leading video game console makers, the Game Console Case, and one case involves approximately ten of the leading video game publishers, the Game Publishers Case. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits, the PC Makers Case and the Game Console Case. Our complaint in intervention alleges both that the patents in suit are invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents are not infringed. Two other leading suppliers of graphics processing products, Intel Corporation, or Intel, and ATI Technologies, Inc., or ATI, have also intervened in the cases, ATI in both the PC Makers and Game Console Case, and Intel in the PC Makers Case.

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

Note 12 - Stock Repurchase Program

On August 9, 2004 we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. During the first quarter of fiscal 2006, we repurchased 1.9 million shares for approximately $48.5 million. Through the end of the first quarter of fiscal 2006, we have repurchased 4.0 million shares for a total cost of approximately $73.1 million.

Note 13 - Subsequent Event

On May 19, 2005 we announced that the Board elected Mark L. Perry as a new member of the Board on May 16, 2005, effective as of May 17, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to future periods and include, but are not limited to, the features, benefits, capabilities, performance, production and availability of our technology and products, the length of product cycles, our gross margins, our inventories, product life cycles, average selling prices, our strategies as to our GPU, MCP, WMP and Consumer Electronics Businesses, shipments of our WMP products, growth of our businesses, factors contributing to the growth of our businesses, the adoption of PCI Express, additional platform innovations, focus of our competitors on platforms, importance of stock option grants to our business, expensing of stock options, use of the binomial model for calculating the fair value of stock compensation awards, our critical accounting policies, sources of revenue and anticipated revenue, including revenue derived from sales of Xbox-related products, our relationship with and the development of a GPU for SCE, revenue mix, our expectations regarding increases in and reasons for our expenditures, planned capital expenditures, our cash flow and cash balances, our liquidity, uses of cash, investments of our cash and marketable securities, our tax rate, repatriation of foreign earnings, our quarterly and annual results of operations, the impact of recent accounting pronouncements, expectations regarding our competition and our competitive position, our intellectual property, the importance of our strategic relationships, customer demand, our reliance on a limited number of customers, expansion of our technologies and products, including by investment or acquisition, our internal control over financial reporting, our ability to attract customers, our ability to attract and retain qualified personnel, our foreign currency risk strategy, compliance with the RoHS Directive and other environmental laws and regulations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of a particular product, our inability to decrease inventory purchase commitments in a meaningful timeframe, our inability to compete in new markets, the write-down of the value of inventory, entry of new competitors in our established markets, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, disruptions in our relationships with Taiwan Semiconductor Manufacturing Company, or TSMC, International Business Machines Corporation, or IBM, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing, or Chartered, and other key suppliers, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and our other product segments, international and political conditions, the concentration of sales of our products to a limited number of customers, unforeseen reductions in demand for our products, our ability to safeguard our intellectual property, delays in the development of new products, delays in volume production of our products, developments in and expenses related to litigation and the matters set forth under the caption “Business Risks.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “NVIDIA,” “we,” “us,” or “our,” mean NVIDIA Corporation and our subsidiaries.

NVIDIA, GeForce, MXM, SLI, GoForce, NVIDIA Quadro and NVIDIA nForce are our trademarks or registered trademarks in the United States and other countries. We also refer to trademarks of other corporations and organizations in this document.
Overview

Our Company

NVIDIA Corporation is a worldwide leader in graphics and digital media processors. Our products enhance the end-user experience on consumer and professional computing devices. NVIDIA graphics processing units, or GPUs, media and communications processors, or MCPs, and wireless media processors, or WMPs, have broad market reach and are incorporated into a variety of platforms, including consumer and enterprise personal computers, or PCs, notebooks, workstations, personal digital assistants, or PDAs, mobile phones, and video game consoles. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California.

Recent Developments, Future Objectives and Challenges

GPU Business

In February 2005, we announced the GeForce Go 6600, a mobile GPU designed specifically to deliver advanced multimedia functionality without sacrificing portability.  Also in February 2005, we introduced the GeForce Go 6800 Ultra mobile GPU - our fastest mobile GPU to date.

In March 2005, we introduced two new GeForce 6 GPUs: a 512MB version of the GeForce 6800 Ultra GPU designed for the enthusiast segment, and a new lower-cost AGP version of the GeForce 6200 GPU, designed to bring Microsoft DirectX 9.0 Shader Model 3.0 technology to the mainstream segment.  These two new GPUs utilize the NVIDIA ForceWare software suite and Unified Driver Architecture to incorporate software optimizations that take full advantage of our newest features.

The combination of our GeForce 6 Series and our Scalable Link Interface, or SLI, technology has created a new class of gaming and workstation class PCs.  SLI technology takes advantage of the increased bandwidth of the PCI Express bus architecture to allow two NVIDIA-based graphics cards to operate in a single PC or workstation.

MCP Business

In April 2005, we announced the availability of our NVIDIA nForce4 SLI Intel Edition MCP for Intel platforms.  This new line of core-logic solutions incorporates a host of new and innovative NVIDIA features that have never before been available on the Intel platform and extends the NVIDIA nForce brand into new segments.  In addition, during the first quarter of fiscal 2006, NVIDIA nForce Professional MCP shipped in its first enterprise server platform.

Our NVIDIA nForce product line achieved record revenue during the first quarter of fiscal 2006.  We believe that Advanced Micro Device’s, or AMD’s, transition to K8, our extension into new segments, and our entry into the Intel market will make our MCP Business one of our fastest growing businesses. Furthermore, we believe that our ability to simultaneously innovate using our GPU, MCP, and software knowledge base will allow us to make additional platform innovations in the future.

WMP Business

Our strategy in the WMP Business is to lead innovation and capitalize on the emergence of the mobile phone as a versatile consumer lifestyle device.  Our initial focus was on 3G cellular phones.  As a result, our current WMP Business has been heavily concentrated at one original equipment manufacturer, or OEM.  During the second half of fiscal 2006, we expect to ship our GoForce products in multiple cellular phone models from five of the top seven OEMs.

Consumer Electronics Business

In April 2005, we finalized our definitive agreement with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s next generation PlayStation3.  Our collaboration with SCE includes license fees and royalties for the next generation PlayStation3 and all derivatives, including next generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.  In fiscal 2006, we expect to recognize revenue of approximately $40 million from development, software, and license fees associated with this collaboration.  Depending on the ultimate success of this next generation platform, we expect to generate, starting in fiscal 2007, revenue ranging from $50 million to $100 million annually from license fees and royalties over the next five years with the possibility of additional royalties for several years thereafter.

During our fiscal 2004, Microsoft Corporation, or Microsoft, announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  Microsoft has indicated that they will not order any more Xbox-related products from us after our second fiscal quarter and, as such, we have stopped production of such products and do not expect to maintain any related inventory after our second quarter of fiscal 2006. Therefore, we expect that the second quarter of fiscal 2006 will be the last quarter during which we will recognize revenue from the sale of our Xbox-related products to Microsoft. However, as a result of our agreement with Microsoft relating to the successor product to their initial Xbox gaming console, which Microsoft has named the Xbox360, and related devices, we anticipate that we will recognize an incremental amount of related license revenue from Microsoft in future periods, beginning with the second quarter of fiscal 2006.

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. During the first quarter of fiscal 2006, our gross margin was 36.0%, which represented an increase of 1.8% from our gross margin of 34.2% for the fourth quarter of fiscal 2005 and an increase of 4.5% from our gross margin of 31.5% for the first quarter of fiscal 2005. We expect gross margin to improve by approximately 0.5% to 1.0% during the second quarter of fiscal 2006 as a result of a continued increase in sales of our GeForce 6 products, which now account for more than two-thirds of our GPU revenue, and recognition of SCE development and software revenue, which we expect to produce gross margins that exceed our current gross margin of 36.0%.

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

There were no material changes in our critical accounting policies and estimates during the first quarter of fiscal 2006 from those disclosed in our Annual Report on Form 10-K for the year ended January 30, 2005. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended January 30, 2005 for a discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated income statements expressed as a percentage of revenue.

	Three Months Ended
	May 1,	April 25,
	2005	2004

Revenue	100.0%	100.0%
Cost of revenue	64.0	68.5
Gross profit	36.0	31.5
Operating expenses:
Research and development	14.7	16.5
Sales, general and administrative	8.2	10.0
Total operating expenses	22.9	26.5
Operating income	13.1	5.0
Interest and other income, net	0.7	0.6
Income before income tax expense	13.8	5.6
Income tax expense	2.8	1.1
Net income	11.0%	4.5%

Three Months Ended May 1, 2005 and April 25, 2004

Revenue

During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as a leader in graphics and digital media processing solutions for digital devices. We now report financial information for four product-line operating segments to our chief operating decision maker, or CODM, the Chief Executive Officer: the GPU Business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business, which is composed of NVIDIA nForce; the WMP Business, which supports handheld personal digital assistants and cellular phones; and the Consumer Electronics Business, which is composed of revenue from our contractual arrangements with SCE for the development of their next-generation computer entertainment system, and revenue from sales of our Xbox-related products and digital media processor products.  Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.

Revenue was $583.8 million for the first quarter of fiscal 2006 and $471.9 million for the first quarter of fiscal 2005, which represented an increase of 23.7%.

GPU Business

GPU Business revenue was $409.9 million for the first quarter of fiscal 2006 and $375.3 million for the first quarter of fiscal 2005, which represented an increase of 9.2%.  The revenue increase was primarily the result of increased sales of our NVIDIA Quadro workstation products, which was due to unit sales volume increases and an increase in average selling prices as a result of the increased mix of sales of our NVIDIA Quadro workstation products during the first quarter of fiscal 2006. Our current NVIDIA Quadro workstation products have historically reached higher average selling prices than previous series of products, such as our older NVIDIA Quadro workstation products.  In addition, sales of our notebook products increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily due to an increase in average selling prices.  Offsetting these increases was a slight decrease in desktop revenue due to significant mainstream unit sales volume decreases that were offset by a significant increase in sales of high-end desktop products.

MCP Business

MCP Business revenue was $71.8 million for the first quarter of fiscal 2006 and $34.9 million for the first quarter of fiscal 2005, which represented an increase of 105.7%.  The increase in MCP Business revenue is primarily due to increased sales of NVIDIA nForce4 products, which we began selling during the fourth quarter of fiscal 2005 and, to a lesser degree, to increased sales of NVIDIA nForce3 products.

 WMP Business

WMP Business revenue was $7.8 million for the first quarter of fiscal 2006 and $5.7 million for the first quarter of fiscal 2005, which represented an increase of 36.8%.  The increase in WMP Business revenue is due to unit sales volume increases and an increase in average selling prices. Our current WMP Business has been heavily concentrated at one original equipment manufacturer, or OEM.  However, during the second half of fiscal 2006, we expect to ship our GoForce products in multiple cellular phone models from five of the top seven cellular phone OEMs.

Consumer Electronics Business

Consumer Electronics Business revenue was $58.1 million for the first quarter of fiscal 2006 and $23.8 million for the first quarter of fiscal 2005, which represented an increase of 144.1%.  During the first quarter of fiscal 2006, we recognized revenue from our contractual arrangements with SCE for the development of its next-generation computer entertainment system.  In addition, revenue from sales of Xbox-related products to Microsoft in the first quarter of fiscal 2006 was greater than the first quarter of fiscal 2005 due to unit sales volume increases.  During our fiscal 2004, Microsoft Corporation announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  Microsoft has indicated that they will not order any more Xbox-related products from us after our second fiscal quarter and, as such, we have stopped production of such products and do not expect to maintain any related inventory after our second quarter of fiscal 2006. Therefore, we expect that the second quarter of fiscal 2006 will be the last quarter during which we will recognize revenue from the sale of our Xbox-related products to Microsoft. However, as a result of our agreement with Microsoft relating to the successor product to their initial Xbox gaming console, which Microsoft has named the Xbox360, and related devices, we anticipate that we will recognize an incremental amount of related license revenue from Microsoft in future periods, beginning with the second quarter of fiscal 2006.

Consolidated Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 83% and 87% of revenue for the first quarter of fiscal 2006 and 2005, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.  The decrease in the percentage of revenue from sales to customers outside of the United States and other Americas is primarily due to increased sales of GPUs and MCPs used in the Microsoft Xbox product, which are billed to Microsoft in the United States.

Sales to our three largest customers accounted for approximately 42% and approximately 56% of our revenue for the first quarter of fiscal 2006 and 2005, respectively.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs.  Cost of revenue also includes development costs for license and service arrangements. Gross margin is the ratio of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold.

Our gross margin was 36.0% and 31.5% for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively.

GPU Business

The gross margin of our GPU Business increased during the first quarter of fiscal 2006 as compared to the first quarter of 2005 primarily due to increased sales of our GeForce 6 series GPUs, which now account for more than two-thirds of our GPU Business revenue.  In addition, revenue from our NVIDIA Quadro workstation products, which typically provide the highest gross margins of any of our products, increased as a percentage of our total GPU Business revenue during the first quarter of fiscal 2006.

MCP Business

The gross margin of our MCP Business increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily due to the increase in revenue from sales of our NVIDIA nForce3 and NVIDIA nForce4 products.  Our NVIDIA nForce3 and NVIDIA nForce4 products have experienced higher gross margins than our previous generations of NVIDIA nForce products, such as the NVIDIA nForce2.

 WMP Business

Our WMP Business has been heavily concentrated at one OEM.  The gross margin of our WMP Business decreased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to the write-off in the first quarter of fiscal 2006 of certain handheld products that we believe exceeds the demand of that OEM.

Consumer Electronic Business

The gross margin of our Consumer Electronic Business increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily due to development and software revenue from our contractual arrangements with SCE for the development of its next-generation computer entertainment system.  The gross margin on the SCE revenue was approximately 50%.

Consolidated Gross Margin

The improvement in our gross margin to 36.0% for the first quarter of fiscal 2006, from 31.5% for the first quarter of fiscal 2005, reflects our continuing focus on delivering cost effective product architecture, enhancing business processes and driving profitable growth.  We expect our gross margin to improve by approximately 0.5% to 1.0% during the second quarter of fiscal 2006 as we expect our GeForce 6 product family to comprise an increasing portion of our revenue and we expect NVIDIA nForce product revenue to continue to increase.

Operating Expenses

Research and Development

	Three Months Ended
	May 1,	April 25,	$	%
	2005	2004	Change	Change

	(in millions)
Research and Development:
Salaries and benefits	$48.9	$40.9	$8.0	20%
Computer software and lab equipment	10.9	10.2	0.7	7%
New product development	6.8	4.6	2.2	48%
Facility expense	7.8	7.5	0.3	4%
Depreciation and amortization	14.3	13.5	0.8	6%
Other	(2.8)	1.1	(3.9)	-355%
Total	$85.9	$77.8	$8.1	10%
Research and development as a percentage of net revenue	15%	17%

Research and development expenses were $85.9 million and $77.8 million in the first quarter of fiscal 2006 and fiscal 2005, respectively, an increase of $8.1 million, or 10%. This increase was primarily due to an $8.0 million increase in salaries and benefits related to 180 additional personnel and a $2.2 million increase in new product development costs related to an overall increase in product tape-outs and prototype materials. These increases were offset by a decrease of $3.9 million, primarily related to development costs related to our collaboration with SCE that are classified as cost of revenue in our condensed consolidated income statement. The SCE collaboration was not in effect during the first quarter of fiscal 2005.

We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

Sales, General and Administrative

	Three Months Ended
	May 1,	April 25,	$	%
	2005	2004	Change	Change

	(in millions)
Sales, General and Administrative:
Salaries and benefits	$26.2	$22.6	$3.6	16%
Advertising and promotions	12.1	15.4	(3.3)	-21%
Legal and accounting fees	4.9	3.6	1.3	36%
Facility expense	3.1	2.3	0.8	35%
Depreciation and amortization	8.0	8.9	(0.9)	-10%
Other	(6.2)	(5.6)	(0.6)	11%
Total	$48.1	$47.2	$0.9	2%
Sales, general and administrative as a percentage of net revenue	8%	10%

Sales, general and administrative expenses were $48.1 million and $47.2 million in the first quarter of fiscal 2006 and fiscal 2005, respectively, an increase of $0.9 million, or 2%. This increase was primarily due to a $3.6 million increase related to 68 additional personnel. This increase was offset by a $3.3 million decrease in advertising and promotions, primarily associated with a reduction in certain marketing programs and product launches during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations and global business expansion efforts, expand our sales, launch our new products, and protect our business interests.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $3.9 million and $2.9 million in the first quarter of fiscal 2006 and fiscal 2005, respectively, an increase of $1.0 million. This increase was primarily the result of higher average balances of cash, cash equivalents, and marketable securities and higher yields during the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005.

Interest expense consists primarily of interest incurred as a result of capital lease obligations. Interest expense was nil in the first quarter of fiscal 2006 and was $0.1 million in the first quarter of fiscal 2005.

Income Taxes

We recognized income tax expense of $16.1 million and $5.3 million in the first quarter of fiscal 2006 and fiscal 2005, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 20% for the first quarter of fiscal 2006 and the first quarter of fiscal 2005. Our effective tax rate is lower than the U.S. Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions and research and development tax credits.

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

Liquidity and Capital Resources

As of May 1, 2005, we had $731.5 million in cash, cash equivalents and marketable securities, an increase of $61.5 million from the end of fiscal 2005. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $89.6 million and $61.5 million during the first three months of fiscal 2006 and fiscal 2005, respectively. Cash flows from operating activities for the first quarter of fiscal 2006 were derived primarily from our net income of $64.4 million, and a decrease of $41.0 million in our accounts receivable on our condensed consolidated balance sheet, primarily due to increased consistency of sales distribution during the first quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005. Offsetting these increases, is a decrease in our accounts payable of $56.1 million primarily due to the difference in timing of when payments were made to vendors in the first quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005.

Cash used in investing activities has consisted primarily of investments in marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $4.6 million during the first three months of fiscal 2006. Net cash used by investing activities during the first three months of fiscal 2006 was primarily due to $13.5 million of cash used for capital expenditures for purchases of new research and development equipment, hardware equipment, technology licenses, software and intangible assets, offset by $8.9 million of net maturities of marketable securities. We expect to spend approximately $45.0 million to $60.0 million for capital expenditures during the remainder of fiscal 2006, primarily for purchases of software licenses, emulation equipment, computer and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities used cash of $12.5 million during the first three months of fiscal 2006, primarily as a result of $48.5 million of cash used in our stock repurchase program, offset by $36.0 million of common stock issued under employee stock plans.

Stock Repurchase Program

On August 9, 2004, we announced a stock repurchase program under which we may purchase up to $300.0 million of our common stock over a three year period through August 2007. The repurchases will be made in the open market or in privately negotiated transactions, from time to time, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. Our stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. The repurchases will be funded from our available working capital. During the first quarter of fiscal 2006, we repurchased 1.9 million shares for approximately $48.5 million. Through the end of the first quarter of fiscal 2006, we have repurchased 4.0 million shares for a total cost of approximately $73.1 million.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. If we were to need additional equity or debt financing, it may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers’ products;

•	inability to successfully develop and produce in volume production our next-generation products;

•	competitive pressures resulting in lower than expected average selling prices; and

•	new product announcements or product introductions by our competitors.

For additional factors see “Business Risks - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors our stock price could decline.”

Other key factors that could affect our liquidity include:

Shelf Registration Statement

In December 2003, we filed a Form S-3 with the Securities and Exchange Commission, or SEC, under their “shelf” registration process. This shelf registration was declared effective by the SEC on March 25, 2004. Under this shelf registration process, we may sell common stock, preferred stock, debt securities, warrants, stock purchase contracts and/or stock purchase units in one or more offerings up to a total dollar amount of $500.0 million. Unless otherwise indicated in the applicable prospectus supplement, we intend to use the proceeds for working capital and general corporate purposes. In particular, we expect to incur significant operating expenses in connection with:

•	continuing to develop our technology;

•	hiring additional personnel;

•	expanding our sales and marketing organization and activities;

•	acquiring complementary technologies, assets or businesses; and

•	capital expenditures.

3dfx Asset Purchase

The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. We are currently party to litigation relating to certain aspects of the asset purchase and 3dfx’s subsequent bankruptcy in October 2002. Please see Part I, Item 1, Note 11, “Litigation” for further information regarding this litigation.

Contractual Obligations

As of May 1, 2005, our outstanding inventory purchase obligations decreased to approximately $366 million from approximately $457 million as of January 30, 2005, primarily due to a decrease in purchase orders from the ramping of our GeForce 6 series of GPUs in the fourth quarter of fiscal 2005. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 30, 2005. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 30, 2005 for a description of our contractual obligations.

Recent Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. We are currently evaluating which expense recognition method we will apply upon adoption of SFAS No. 123(R). We will implement the provisions of SFAS No. 123(R) beginning in fiscal 2007. Once adopted, the standard will have an adverse impact on our operating results and financial condition.

  During the first quarter of fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  As a result of recent regulatory guidance, including SEC Staff Accounting Bulletin No. 107, and in anticipation of the impending effective date of SFAS No. 123(R), we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our first quarter of fiscal 2006.  Our management has also determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Additionally, in the first quarter of fiscal 2006, we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to make full use of the capabilities of the binomial valuation model.  As such, the expected term is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan we continue to use the Black-Scholes model to calculate the estimated fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the Unites States’ dollar relative to other currencies would make our products more expensive, which would negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Business Risks

In addition to the risks discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Operations

Our failure to estimate customer demand properly may result in excess or obsolete inventory or, conversely, may result in inadequate inventory levels, either of which could adversely affect our financial results.

Inventory purchases are based upon future demand forecasts, which may not accurately predict the quantity or type of our products that our customers will want in the future. In forecasting demand, we must make multiple assumptions which may prove to be incorrect. If there were a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to write-down our inventory and our gross margin could be adversely affected. Additionally, if we fail to estimate customer demand properly before a new product is introduced, we may end up with excess inventory levels of older products, which could result in write-downs of the value of our inventory and our gross margin could be adversely affected. If our competition were to take unexpected competitive pricing actions we could be forced to reduce average selling prices of our products or to write-down our inventory and our gross margin could be adversely affected. Conversely, if we underestimate our customers’ demand for our products, we may have inadequate manufacturing capability and may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective manner. Inability to fill our customers' orders on a timely basis could damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

We order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. We may build inventories during periods of anticipated growth and in connection with selling workstation boards directly to major original equipment manufacturers, or OEMs. Additionally, because we typically recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margin and financial results. For example, our WMP business has been heavily concentrated at one OEM. During the first quarter of fiscal 2006, the OEM reduced the demand for our products. As a result, we wrote-down the value of certain handheld products in our inventory that we believe exceeded the demand of that OEM, which negatively impacted our gross margin.

We are dependent on key personnel and the loss of these employees could negatively impact our business.

Our performance is substantially dependent on the performance of our executive officers and key employees. None of our executive officers or employees is bound by an employment agreement, meaning our relationships with our executive officers and employees are at will. We do not have “key person” life insurance policies on any of our employees. The loss of the services of any of our executive officers, technical personnel or other key employees, particularly Jen-Hsun Huang, our President and Chief Executive Officer, would harm our business. Our success will depend on our ability to identify, hire, train and retain highly qualified technical and managerial personnel. Our failure to attract and retain the necessary technical and managerial personnel would harm our business. The integration of new executives or personnel could disrupt our ongoing operations.

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

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue and our gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could harm our business. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall, could damage our reputation and result in our customers working with our competitors.

To stay competitive, we may have to invest more resources in research and development.

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,288 full-time employees engaged in research and development as of May 1, 2005, compared to 1,231 employees as of January 30, 2005. During the first quarter of fiscal 2006, research and development expenditures represented 15% as a percentage of revenue. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

During the first quarter of fiscal 2006, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 23% of our total revenue. Since we typically recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls it would negatively impact our financial results.

Failure to transition to new manufacturing process technologies could affect our ability to compete effectively.

Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, and 90 nanometer process technologies for our family of GPUs, MCPs and WMPs. The majority of our newest GPUs, the GeForce 6 series, GeForce FX and the GeForce FX Go products are manufactured in 0.13 micron and 0.11 micron process technology. In our family of MCPs, the nForce4 product is currently employing the 90 nanometer process technologies.

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

Factors that have affected our results of operations in the past, and could affect our results of operations in the future, include the following:

•	demand and market acceptance for our products and/or our customers’ products;

•	the successful development and volume production of our next-generation products;

•	new product announcements or product introductions by our competitors;

•	our ability to introduce new products in accordance with OEMs’ design requirements and design cycles;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products;

•	the level of growth or decline of the PC industry in general;

•	slower than expected growth of demand for new technologies;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields;

•	declines in spending by corporations and consumers related to perceptions regarding an economic downturn in the United States and international economies;

•	competitive pressures resulting in lower than expected average selling prices;

•	product rates of return in excess of that forecasted or expected due to quality issues;

•	the rescheduling or cancellation of customer orders;

•	the loss of a key customer or the termination of a strategic relationship;

•	seasonal fluctuations associated with the PC and consumer products market;

•	substantial disruption in our suppliers’ operations, as a result of a natural disaster, equipment failure, terrorism or other causes;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products, including memory devices;

•	our inability to reduce the manufacturing costs of our products;

•	legal and other costs related to defending intellectual property and other types of litigation;

•	availability of licenses at commercially reasonable terms for the continued sale or development of new products;

•	customer receivable bad debt write-offs;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs; and

•	introductions of enabling technologies to keep pace with faster generations of processors and controllers.

Any one or more of the factors discussed above could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

Risks Related to Our Products

We need to develop new products and to manage product transitions in order to succeed.

Our business depends to a significant extent on our ability to successfully develop new products for our target markets. Our add-in board and motherboard manufacturers, original design manufacturers, or ODMs, and major OEM customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in new system configurations. This requires that we do the following:

•	anticipate the features and functionality that customers and consumers will demand;

•	incorporate those features and functionalities into products that meet the exacting design requirements of OEMs, ODMs, CEMs and add-in board and motherboard manufacturers;

•	price our products competitively; and

•	introduce the products to the market within the limited design cycle for OEMs, ODMs and add-in board and motherboard manufacturers.

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

•
the ability of Taiwan Semiconductor Manufacturing Company, or TSMC, International Business Machines Corporation, or IBM, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing, or Chartered, and any additional third-party manufacturers to effectively manufacture our new products in a timely manner;

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

A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking segments and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and cellular phone manufacturers. If these relationships are not successful, we may not be able to develop new products in a timely manner, which could result in a loss of market share, a decrease in revenue and a negative impact on our operating results.

In addition, our strategy includes utilizing the most advanced semiconductor process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes has in the past resulted in initial yield problems. New products that we introduce may not incorporate the features and functionality demanded by OEMs, ODMs, add-in board and motherboard manufacturers and consumers of PCs and consumer electronics. Even if we are able to provide the demanded features and functionality, we may not be able to successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the OEMs’ design cycles and market demand. We have in the past experienced delays in the development of some new products. Our failure to successfully develop, introduce or achieve market acceptance for new processors would harm our business. Any such delay in the future or failure of our graphics processors or other processors to meet or exceed specifications of competitive products could materially harm our business.

If the adoption rate of PCI Express does not grow as anticipated, our business results could suffer.

PCI Express is expected to enable a new level of performance for high bandwidth applications like graphics and networking. Industry adoption of PCI Express was slower than we expected during fiscal 2005 and there is no assurance that the adoption rate will increase during fiscal 2006. If the adoption rate of PCI Express does not increase or our PCI Express compatible products do not meet consumer and/or customer demand or expectations, which could result in a decrease in revenue and/or excess inventory.

Our failure to identify new market or product opportunities or develop new products could harm our business.

As our graphics processors or other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, we expect average selling prices and gross margins for our processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain overall average selling prices and gross margins. In order for our processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed or that any new products will be sold. As the complexity of our products and the manufacturing process for our products increases, there is an increasing risk that we will experience problems with the performance of our products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors that may delay the introduction or volume sale of new products we develop. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins and reduced demand for products or loss of market share. In addition, technologies developed by others may render our processors non-competitive or obsolete or result in our holding excess inventory, any of which would harm our business.

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

Risks Related to Our Partners

The expected loss of future revenue from Microsoft will result in a reduction of our historical revenue level and operating results if we do not increase revenue from other customers.

During our fiscal 2004, Microsoft Corporation announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  Microsoft has indicated that it will not order any more Xbox-related products from us after our second fiscal quarter and, as such, we have stopped production of such products and do not expect to maintain any related inventory after our second quarter of fiscal 2006. Therefore, we expect that the second quarter of fiscal 2006 will be the last quarter during which we will recognize revenue from the sale of our Xbox-related products to Microsoft. However, as a result of our agreement with Microsoft relating to the successor product to their initial Xbox gaming console, which Microsoft has named the Xbox360, and related devices, we anticipate that we will recognize an incremental amount of related license revenue from Microsoft in future periods, beginning with the second quarter of fiscal 2006. Revenue from Microsoft during the first quarter of fiscal 2006 and fiscal 2005 accounted for 8% and 5% respectively, of our total revenue. Revenue from Microsoft for the second half of fiscal 2005 was $150.7 million, or 14% of our total revenue. As a result of this expected loss of future Xbox product revenue from Microsoft, we will need to increase revenue from other customers in order to be able to maintain our historical revenue level and operating results. If we do not replace the expected reduction in revenue from Microsoft with revenue from other customers, our operating results will be adversely affected.

We may not be successful in developing the graphics processor required for SCE’s PlayStation3 within the timeframe necessary to achieve commercial success and, even if successful, there can be no assurance that the PlayStation3 will achieve long term commercial success.

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s next generation PlayStation3.  Our collaboration with SCE includes license fees and royalties for the next generation PlayStation and all derivatives, including next generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.   In fiscal 2006, we expect to recognize revenue of approximately $40 million from development, software, and license fees associated with this collaboration.   Depending on the ultimate success of this next generation platform, we expect to generate, starting in fiscal 2007, revenue ranging from $50 million to $100 million annually from license fees and royalties over the next five years, with the possibility of additional royalties for several years thereafter.  We may not be successful in developing the graphics processor required for SCE’s PlayStation3 within the timeframe necessary to achieve commercial success. In addition, even if the graphics processor is developed on a timely basis, there can be no assurance that the PlayStation3 will achieve long term commercial success, given the high level of competition in the game console market.  As such, our revenue and gross margin may be adversely affected if any of these risks occur.

We sell our products to a small number of customers and our business could suffer by the loss of these customers.

We have only a limited number of customers and our sales are highly concentrated. Sales to our three largest customers accounted for approximately 42% and approximately 56% of our revenue for the first quarter of fiscal 2006 and 2005, respectively.  Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. Currently, we sell a significant majority of our graphics processors or other processors directly to distributors, CEMs, ODMs, motherboard and add-in board manufacturers, which then sell boards with our graphics processor to leading PC OEMs, retail outlets and to a large number of system builders. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC, IBM, UMC and Chartered to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. The foundries we use have no obligation to provide us with any specified minimum quantities of product. TSMC, IBM, UMC and Chartered fabricate wafers for other companies, including some of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC, IBM, UMC, Chartered and any other manufacturers we may use to ensure adequate product supply and competitive pricing to respond to customer demand. Any difficulties like these would harm our business.

We are dependent on third parties located outside of the United States for assembly, testing and packaging of our products, which reduces our control over the delivery and quantity of our products.

Our processors are assembled and tested by Siliconware Precision Industries Company Ltd., Amkor Technology Inc., STATS ChipPAC Incorporated and Advanced Semiconductor Engineering, Inc., all of which are located outside of the United States. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Any product shortages, quality assurance problems or political instability outside of the United States could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any such delays could result in a loss of reputation or a decrease in sales to our customers.

We rely on third-party vendors to supply tools to us for the development of our new products and we may be unable to obtain the tools necessary to develop these products.

In the design and development of new products and product enhancements, we rely on third-party software development tools. While we currently are not dependent on any one vendor for the supply of these tools, some or all of these tools may not be readily available in the future. For example, we have experienced delays in the introduction of products in the past as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. The design requirements necessary to meet consumer demands for more features and greater functionality from processors in the future may exceed the capabilities of the software development tools that are available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, our business could suffer.

We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products and sell our products.

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. If we do consider an acquisition, strategic alliance or joint venture, the negotiations could divert management’s attention as well as other resources. For any previous or future acquisition or investment, the following risks could impair our ability to grow our business and develop new products, and ultimately, could impair our ability to sell our products and may not lead to any improvements in our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	disruption of our ongoing businesses;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	diversion of management’s attention from our business;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	disruption of or delays in ongoing research and development efforts;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and

•	impairment of relationships with employees and customers, or the loss of key employees as a result of any integration of new businesses and management personnel.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we pay a portion of the purchase price in cash, our cash reserves would be reduced. If the consideration is paid with shares of our common stock, or convertible debentures, the holdings of existing stockholders would be diluted. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operations or financial results.

Difficulties in collecting accounts receivable could result in significant charges against income and the deferral of revenue recognition from sales to affected customers, which could harm our operating results and financial condition.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Accounts receivable owed by foreign customers may be difficult to collect. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may be required to defer revenue recognition on sales to affected customers, which could adversely affect our operating results. We may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions in the future, which could negatively impact our financial results.

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

The market for GPUs, MCPs and WMPs for PCs and handhelds is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard Application Programming Interfaces, or APIs, manufacturing capabilities, price of processors and total system costs of add-in boards and motherboards. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business. Further, we expect substantial competition from Intel’s publicized focus on moving to selling platform solutions dominated by Intel products, such as the Centrino platform.

An additional significant source of competition is from companies that provide or intend to provide GPU and MCP solutions for the PC market. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

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

If and to the extent we offer products outside of the PC, consumer electronics and handheld markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current and any new markets, our financial results will suffer.

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

We derive the majority of our revenue from the sale of products for use in the desktop PC and notebook PC markets, including professional workstations. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets in the next several years. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed.

If our products do not continue to be accepted by the PC and consumer electronics markets or if demand by the PC and consumer electronics markets for new and innovative products decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our processors for 3D graphics in PC and consumer electronics applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Since the GPU segment is our core business, our business would suffer if for any reason our current or future graphics processors do not continue to achieve widespread acceptance in the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the PC market, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers and the market do not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline and our business and operating results could suffer.

We are subject to risks associated with international operations which may harm our business.

A significant portion of our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 83% of our total revenue from sales to customers outside of the United States and other Americas for the first quarter of fiscal 2006. The manufacture, assembly, test and packaging of our products outside of the United States and sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

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

We have sales offices in several international locations including Taiwan, Russia, Japan, China, Hong Kong, Korea, Germany, France and the United Kingdom. We also have a design center in Germany and one in India. Our international operations are subject to the many of the risks contained in the above list. Difficulties with our international operations, including finding appropriate staffing, may divert management’s attention and other resources any of which could negatively impact our operating results.

Currently, all of our arrangements with third-party manufacturers and subcontractors provide for pricing and payment in United States dollars as are sales to our customers located outside of the United States and other Americas. Increases in the value of the Unites States’ dollar relative to other currencies would make our products more expensive, which would negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry as companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS Directive. The RoHS Directive is European legislation that restricts the use of a number of substances, including lead, effective July 2006.  We believe that our products will be compliant with the RoHS Directive and that materials will be available to meet these emerging regulations.  However, it is possible that unanticipated supply shortages or delays or excess non-compliant inventory may occur as a result of these new regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

Hostilities involving the United States and/or terrorist attacks could harm our business.

The financial, political, economic and other uncertainties following the terrorist attacks upon the United States in 2001 led to a weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States and Iraq or other countries could adversely affect the growth rate of our revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could also adversely affect our business, financial condition or results of operations.

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

Because of our reliance on foundries and independent contractors located in Taiwan, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People’s Republic of China and Taiwan, or if relations between the United States and The People’s Republic of China are strained due to foreign relations events. If any of our suppliers experienced a substantial disruption in their operations, as a result of a natural disaster, political unrest, economic instability, acts of terrorism or war, equipment failure or other cause, it could harm our business.

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

We account for our investment instruments in accordance with SFAS No. 115. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Part of our portfolio includes equity investments in publicly traded companies, the value of which are subject to market price volatility. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments is judged to be other-than-temporary. We may suffer losses in principal if forced to sell securities that decline in market value due to changes in interest rates. However, because our debt securities are classified as “available-for-sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity.

Our stock price may continue to experience significant short-term fluctuations.

The price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations, any of which could impact our stock price. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States economy, acts of terror against the United States, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed in these risk factors.

Risks Related to Intellectual Property, Litigation and Government Action

Expensing employee stock options in future periods will materially and aversely affect our reported operating results.

  Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. To date we generally have not recognized compensation cost for employee stock options or shares sold pursuant to our employee stock purchase program. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. To the extent that SFAS No. 123(R) makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense may make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

We are currently involved in patent litigation, which, if not resolved favorably, could require us to pay damages.

We are currently involved in patent litigation. On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against us in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys fees and triple damages because of our alleged willful infringement of these patents. NVIDIA filed a response to this complaint in December 2004. Discovery has not begun and no trial date has been set. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants, not including NVIDIA, in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. Each of the three lawsuits target a different group of defendants; one case involves approximately twenty of the leading personal computer manufacturers, the PC Makers Case, one case involves the three leading video game console makers, the Game Console Case, and one case involves approximately ten of the leading video game publishers, the Game Publishers Case. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits, the PC Makers Case and the Game Console Case. Our complaint in intervention alleges both that the patents in suit are invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents are not infringed. Two other leading suppliers of graphics processing products, Intel and ATI, have also intervened in the cases, ATI in both the PC Makers and Game Console Case, and Intel in the PC Makers Case.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have resulted in protracted and expensive litigation. The graphics processor industry in particular has been characterized recently by the aggressive pursuit of intellectual property positions, and we expect our competitors to continue to pursue aggressive intellectual property positions. The technology that we use to design and develop our products and that is incorporated into our products may be subject to claims that it infringes the patents or intellectual property rights of others. Our success is dependent on our ability to develop new products without infringing or misappropriating the intellectual property rights of others. From time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. However, licenses may not be offered to us at all or on terms acceptable to us, particularly by competitors. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of and sale of one or more products, which could reduce our revenue and harm our business. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could be costly.

If we have to initiate a claim, our operating expenses may increase which could negatively impact our operating results. In order to develop products, we have licensed technology from third parties for incorporation in our processors, and expect to continue to enter into license agreements with third parties for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms or at all, our competitive position and our business could suffer.

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

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products, including our processors. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as by the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; the location in which our products are manufactured; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our processors, and expect to continue to enter into license agreements for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

 While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

 Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we have incurred, and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of May 1, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 11, “Litigation” for discussion of our legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 31, 2005 through February 27, 2005	-	$-	-	$275,356,213

February 27, 2005 through March 27, 2005	1,351,398	$25.27	1,351,398	$241,210,474

March 27, 2005 through May 1, 2005	590,000	$24.27	590,000	$226,888,622

Total	1,941,398	$24.97 (2)	1,941,398

(1) We have an ongoing authorization from the Board of Directors, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $300.0 million on the open market or in negotiated transactions through August 2007.

(2) Represents average price paid per share during the first quarter of fiscal 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 2005.

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