Form 10-Q
period 2005-07-31
NVIDIA CORP
filed 2005-08-25
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended July 31, 2005
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of the registrant's common stock outstanding as of August 12, 2005 was 168,692,071 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 31,	January 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$242,170	$208,512
Marketable securities	475,376	461,533
Accounts receivable, net	355,393	296,279
Inventories	300,955	315,518
Prepaid expenses and other current assets	24,756	19,819
Deferred income taxes	3,265	3,265
Total current assets	1,401,915	1,304,926

Property and equipment, net	178,951	178,955
Deposits and other assets	15,977	9,034
Goodwill	108,107	108,107
Intangible assets, net	23,268	27,514
	$1,728,218	$1,628,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$221,047	$238,223
Accrued liabilities	204,451	182,077
Current portion of capital lease obligations	-	856
Total current liabilities	425,498	421,156

Deferred income tax liabilities	20,754	20,754
Long-term liabilities	6,733	8,358

Stockholders’ equity:
Common stock	174	169
Additional paid-in capital	691,914	636,618
Deferred compensation	(2,290)	(2,926)
Treasury stock	(122,142)	(24,644)
Accumulated other comprehensive loss, net	(4,218)	(3,463)
Retained earnings	711,795	572,514
Total stockholders' equity	1,275,233	1,178,268
	$1,728,218	$1,628,536

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004

Revenue	$574,812	$456,061	$1,158,658	$927,966
Cost of revenue	357,278	315,968	730,971	639,037
Gross profit	217,534	140,093	427,687	288,929
Operating expenses:
Research and development	85,814	85,420	171,727	163,170
Sales, general and administrative	51,683	50,874	99,741	98,080
Total operating expenses	137,497	136,294	271,468	261,250
Operating income	80,037	3,799	156,219	27,679
Interest income	4,867	2,688	8,762	5,539
Interest expense	(2)	(46)	(12)	(122)
Other income (expense), net	354	(42)	842	(10)
Income before income tax expense	85,256	6,399	165,811	33,086
Income tax expense	10,419	1,280	26,530	6,618
Net income	$74,837	$5,119	$139,281	$26,468
Basic net income per share	$0.44	$0.03	$0.83	$0.16
Diluted net income per share	$0.41	$0.03	$0.77	$0.15
Shares used in basic per share computation	168,943	166,252	168,795	165,711
Shares used in diluted per share computation	180,790	177,419	180,612	177,999

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 31,	July 25,
	2005	2004
Cash flows from operating activities:
Net income	$139,281	$26,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,667	47,486
Stock-based compensation	562	747
Bad debt expense	(477)	(202)
Other	85	-
Changes in operating assets and liabilities:
Accounts receivable	(48,637)	(59,834)
Inventories	14,563	(32,747)
Prepaid expenses and other current assets	(4,937)	(1,789)
Deposits and other assets	(6,943)	(546)
Accounts payable	(17,176)	37,859
Accrued liabilities	10,938	15,153
Net cash provided by operating activities	136,926	32,595
Cash flows from investing activities:
Purchases of marketable securities	(133,214)	(170,132)
Sales and maturities of marketable securities	115,614	121,967
Purchases of property, equipment and intangible assets	(42,689)	(35,227)
Net cash used in investing activities	(60,289)	(83,392)
Cash flows from financing activities:
Common stock issued under employee stock plans	55,895	19,787
Stock repurchases	(98,509)	-
Principal payments on capital leases	(856)	(2,833)
Retirement of common stock	491	-
Net cash (used in) provided by financing activities	(42,979)	16,954
Change in cash and cash equivalents	33,658	(33,843)
Cash and cash equivalents at beginning of period	208,512	214,422
Cash and cash equivalents at end of period	$242,170	$180,579

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$122
Net payment (refund) of income taxes	$1,838	$(258)

Non cash activities:
Acquisition of business - goodwill adjustment	$-	$343
Application of customer advance to accounts receivable	$10,000	$10,271
Deferred stock compensation	$74	$251
Unrealized losses from marketable securities	$944	$5,041

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 30, 2005.

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. Fiscal year 2006 is a 52-week year, compared to fiscal year 2005 which was a 53-week year. The second quarters of fiscal year 2006 and fiscal year 2005 were both 13-week quarters.

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

Stock-Based Compensation

We use the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based employee compensation plans. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. Compensation cost for our stock-based compensation plans as determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, would have decreased net income in the periods presented to the pro forma amounts indicated below:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net income, as reported	$74,837	$5,119	$139,281	$26,468
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	244	291	472	597
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,034)	(21,699)	(38,880)	(42,420)
Pro forma net income (loss)	$53,047	$(16,289)	$100,873	$(15,355)
Basic net income per share - as reported	$0.44	$0.03	$0.83	$0.16
Basic net income (loss) per share - pro forma	$0.31	$(0.10)	$0.60	$(0.09)
Diluted net income per share - as reported	$0.41	$0.03	$0.77	$0.15
Diluted net income (loss) per share - pro forma	$0.29	$(0.10)	$0.56	$(0.09)

During the first quarter of fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  As a result of recent regulatory guidance, including SEC Staff Accounting Bulletin No. 107, or SAB No. 107, and in anticipation of the impending effective date of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our first quarter of fiscal 2006.  Our management determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Additionally, in the first quarter of fiscal 2006, we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to make full use of the capabilities of the binomial valuation model.  As such, the expected term is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, our management decided to continue to use the Black-Scholes model to calculate the estimated fair value.

For the purpose of the pro forma calculation, the fair value of stock options granted under our stock option plans and the fair value of shares issued under our employee stock purchase plan have been estimated with the following assumptions:

	Stock Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004
	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	4.0	0.5 - 2.0	1.5
Risk free interest rate	4.1%	3.4%	1.1% - 2.1%	1.9%
Volatility	40% - 46%	80%	41%	80%
Dividend yield	--	--	--	--

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Stock Options		Employee Stock Purchase Plan

	Six Months Ended		Six Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004
	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	4.0	0.5 - 2.0	1.5
Risk free interest rate	4.0%	2.9%	1.1% - 2.1%	1.9%
Volatility	37% - 48%	80%	41%	80%
Dividend yield	--	--	--	--

Note 2 - Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. In March 2005, the SEC issued SAB No. 107, which includes interpretive guidance for the initial implementation of SFAS 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. We are currently evaluating which expense recognition method we will apply upon adoption of SFAS No. 123(R). We will implement the provisions of SFAS No. 123(R) beginning in fiscal 2007. Once adopted, the standard will have an adverse impact on our operating results.

In June 2005, the FASB issued SFAS No. 154, or SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. We will adopt SFAS 154 during the first quarter of fiscal 2007. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$74,837	$5,119	$139,281	$26,468
Denominator:
Denominator for basic net income per share, weighted average shares	168,943	166,252	168,795	165,711
Effect of dilutive securities:
Stock options outstanding	11,847	11,167	11,817	12,288
Denominator for diluted net income per share, weighted average shares	180,790	177,419	180,612	177,999
Net income per share:
Basic net income per share	$0.44	$0.03	$0.83	$0.16
Diluted net income per share	$0.41	$0.03	$0.77	$0.15

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Diluted net income per share for the three and six months ended July 31, 2005 does not include the effect of 4.1 million and 11.3 million anti-dilutive common equivalent shares, respectively. The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $34.76 and $29.32 for the three and six months ended July 31, 2005, respectively. Diluted net income per share for the three and six months ended July 25, 2004 does not include the effect of 14.0 million and 13.2 million anti-dilutive common equivalent shares, respectively. The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $27.93 and $28.37 for the three and six months ended July 25, 2004, respectively.

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

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three and six months ended July 31, 2005 and July 25, 2004 are as follows:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Three months ended July 31, 2005
Allowance for sales returns	$10,805	$8,213	$(8,331)	$10,687
Three months ended July 25, 2004
Allowance for sales returns	$8,066	$6,532	$(3,559)	$11,039
Six months ended July 31, 2005
Allowance for sales returns	$11,687	$14,144	$(15,144)	$10,687
Six months ended July 25, 2004
Allowance for sales returns	$9,421	$10,609	$(8,991)	$11,039

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004
	(In thousands)

Net income	$74,837	$5,119	$139,281	$26,468
Net change in unrealized losses on available-for-sale securities	(526)	(1,807)	(1,245)	(5,078)
Tax effect of unrealized losses on available-for-sale securities	105	705	249	2,024
Reclassification adjustments for net realized losses on available-for-sale securities included in net income	138	91	301	36
Tax effect of reclassification adjustments for net realized losses on available-for-sale securities included in net income	(27)	(18)	(60)	(7)
Total comprehensive income	$74,527	$4,090	$138,526	$23,443

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

Note 7 - Goodwill and Intangible Assets

We are currently amortizing our intangible assets with finite lives over periods ranging from 3 to 5 years. The components of our amortizable intangible assets are as follows:

	July 31, 2005			January 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Technology licenses	$21,586	$(11,607)	$9,979	$17,236	$(9,841)	$7,395
Patents	23,380	(17,699)	5,681	23,260	(15,400)	7,860
Acquired intellectual property	27,086	(21,859)	5,227	27,086	(18,578)	8,508
Trademarks	11,310	(9,676)	1,634	11,310	(8,544)	2,766
Other	1,494	(747)	747	1,494	(509)	985
Total intangible assets	$84,856	$(61,588)	$23,268	$80,386	$(52,872)	$27,514

Amortization expense associated with intangible assets for the three and six months ended July 31, 2005 was $4.4 million and $8.7 million, respectively. Amortization expense associated with intangible assets for the three and six months ended July 25, 2004 was $5.3 million and $10.3 million, respectively. Amortization expense for the net carrying amount of intangible assets at July 31, 2005 is estimated to be $8.3 million for the remainder of fiscal 2006, $10.4 million in fiscal 2007, $4.1 million in fiscal 2008, and $0.5 million fiscal 2009 and thereafter.

As of July 31, 2005 and January 30, 2005, the carrying amount of goodwill is as follows:

(In thousands)

3dfx	$50,326
MediaQ	52,913
Other	4,868
Total goodwill	$108,107

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized losses for the three and six months ended July 31, 2005 were $0.1 million and $0.3 million, respectively. Net realized losses for the three and six months ended July 25, 2004 were $0.1 million and nil, respectively.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 31,	January 30,
Inventories:	2005	2005
	(In thousands)

Raw materials	$22,848	$23,225
Work in-process	113,980	130,211
Finished goods	164,127	162,082
Total inventories	$300,955	$315,518

The significant decrease in work-in-process primarily relates to the ramping of our GeForce 6 series products in the fourth quarter of fiscal 2005.

At July 31, 2005, we had outstanding inventory purchase obligations totaling approximately $267 million.

	July 31,	January 30,
Property and Equipment:	2005	2005
	(In thousands)

Software	$142,228	$125,310
Test equipment	88,842	86,883
Computer equipment	96,475	82,428
Leasehold improvements	81,991	79,160
Construction in process	3,138	3,264
Office furniture and equipment	20,554	18,777
	433,228	395,822
Accumulated depreciation and amortization	(254,277)	(216,867)
Property and equipment, net	$178,951	$178,955

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	July 31,	January 30,
	2005	2005
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$77,932	$83,013
Deferred revenue	5,584	11,500
Customer advances	10,235	1,457
Taxes payable	53,395	28,826
Accrued payroll and related expenses	35,996	37,016
Deferred rent	11,413	10,844
Other	9,896	9,421
Total accrued liabilities	$204,451	$182,077

	July 31,	January 30,
	2005	2005
Long-term Liabilities:	(In thousands)
Asset retirement obligation	$4,483	$4,483
Technology licenses	2,250	3,875
Total long-term liabilities	$6,733	$8,358

Note 10 - Segment Information

Our chief operating decision maker, or CODM, our Chief Executive Officer, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as a leader in graphics and digital media processing solutions for digital devices. We now report financial information for four product-line operating segments to our CODM: the GPU Business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business, which is composed of NVIDIA nForce products; the WMP Business, which supports handheld personal digital assistants, cellular phones and other handheld devices; and the Consumer Electronics Business, which is composed of revenue from our contractual arrangements with Sony Computer Entertainment, or SCE, for the development of their next-generation PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $27.7 million for the second quarter of fiscal 2006, $26.0 million for the second quarter of fiscal 2005, $51.6 million for the first half of fiscal 2006, and $50.8 million for the first half of fiscal 2005, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory.  All prior period amounts have been restated to reflect our new reporting structure.

Our CODM does not review any information regarding property and equipment on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.  The accounting policies for segment reporting are the same as for NVIDIA as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	GPU	MCP	WMP	CE	All Other	Consolidated
	(In thousands)
Three Months Ended July 31, 2005:
Revenue	$385,826	$75,872	$2,135	$81,543	$29,436	$574,812
Depreciation expense	$8,219	$3,080	$2,882	$337	$8,062	$22,580
Operating income (loss)	$72,737	$5,340	$(10,115)	$40,787	$(28,712)	$80,037
Three Months Ended July 25, 2004:
Revenue	$288,507	$33,208	$5,201	$86,722	$42,423	$456,061
Depreciation expense	$8,226	$3,463	$2,749	$205	$8,389	$23,032
Operating income (loss)	$17,296	$(15,769)	$(9,258)	$32,872	$(21,342)	$3,799

Six Months Ended July 31, 2005:
Revenue	$795,752	$147,677	$9,897	$139,621	$65,711	$1,158,658
Depreciation expense	$16,279	$6,190	$6,040	$697	$15,702	$44,908
Operating income (loss)	$150,868	$12,263	$(25,975)	$69,727	$(50,664)	$156,219
Six Months Ended July 25, 2004:
Revenue	$663,776	$68,121	$10,860	$110,511	$74,698	$927,966
Depreciation expense	$16,273	$6,739	$5,263	$390	$16,806	$45,471
Operating income (loss)	$79,273	$(29,605)	$(16,051)	$40,895	$(46,833)	$27,679

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our operations in different geographic regions:

	Three Months Ended		Six Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004
	(In thousands)
Revenue:
United States	$133,406	$148,750	$231,211	$209,565
Other Americas	6,043	2,288	6,965	3,546
China	110,407	46,896	179,150	152,640
Taiwan	241,582	161,849	539,281	399,657
Other Asia Pacific	44,809	38,946	99,640	79,281
Europe	38,565	57,332	102,411	83,277
Total revenue	$574,812	$456,061	$1,158,658	$927,966

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004
Revenue:
Customer A	10%	12%	14%	22%
Customer B	7%	4%	7%	11%
Customer C	13%	20%	10%	13%
Customer D	8%	12%	11%	8%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11 - Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The 3dfx asset purchase closed on April 18, 2001. In May 2002, we were served with a complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In December 2002, we were served with a complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer. The landlords’ are seeking to recover, among other things, amounts owed on their leases in the aggregate amount of approximately $10 million. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer. The Trustee’s complaint seeks additional payments from us, the amount of which has not been quantified. The landlords’ actions were removed to the Bankruptcy Court from the Superior Court of California and consolidated with the Trustee’s action for purposes of discovery. Upon motion by NVIDIA, the District Court withdrew the reference to the Bankruptcy Court of the two actions filed by the landlords. These actions are now before the District Court and should be tried there. The District Court declined, at this time, to withdraw the reference as to the Trustee’s case. Discovery in all actions is currently proceeding and no trial dates have been set in either the District Court or the Bankruptcy Court. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five U.S. patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA filed a response to this complaint in December 2004. After a case management conference in July 2005, discovery has just begun and a trial date has now been set for July 2006. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

After some consensual reconfigurations proposed by the various parties, in January 2005, the district court judge entered docket control and discovery orders in the three lawsuits. Plaintiff has recently dismissed one patent from the PC Makers case such that the case now involves three separate patents and is currently scheduled for trial beginning in September 2006. The Game Console Case involves a single patent and is currently scheduled for trial beginning in December 2006. We believe that, to the extent AVG’s infringement allegations target functionality that may be performed by NVIDIA products, those claims are without merit, and we will continue to defend ourselves and our products vigorously.

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

Note 12 - Stock Repurchase Program

On August 9, 2004 we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. During the second quarter of fiscal 2006, we repurchased 1.8 million shares of our common stock for $50.0 million. As part of our share repurchase program, we may from time-to-time enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and an incremental number of shares of our common stock, within a minimum and a maximum, at the end of the term of the agreement. We entered into two such transactions during the second quarter of fiscal 2006 which, in the aggregate, required up-front payments totaling $25.0 million. Under these agreements, we repurchased 0.9 million shares of our common stock, which we recorded on the trade date of the transactions. Through the end of the second quarter of fiscal 2006, we have repurchased 5.8 million shares under our stock repurchase program for a total cost of approximately $123.1 million.

Note 13 - Change in Accounting Estimate

We compute income taxes for interim reporting purposes using estimates of our effective annual income tax rate for the entire fiscal year. During the second quarter of fiscal 2006, we revised our estimated effective income tax rate for fiscal year 2006 to 16% from the 20% rate that we had used in the first quarter of fiscal 2006. The change in the rate was primarily a result of changes in our geographic mix of income subject to tax. As a result of the change, the effective income tax rate for the second quarter of fiscal 2006 was 12.2%. The effect of the change in the estimated annual effective income tax rate for fiscal 2006 was to increase net income by $6.6 million for both the three months and six months ended July 31, 2005. The effect of the change in estimate on earnings per share was $0.04 for basic earnings per share and $0.03 for diluted earnings per share for the three months ended July 31, 2005. The effect of the change in estimate on basic and diluted earnings per share was $0.04 for the six months ended July 31, 2005.

Note 14 - Income Taxes

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act provides a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit NVIDIA. We expect to complete such evaluation before the end of our fiscal year 2006. The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. The range of income tax expense we would recognize if we repatriate earnings in this range is expected to be between zero and $27 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to future periods and include, but are not limited to, the features, benefits, capabilities, performance, production and availability of our technology and products, the length of product cycles, our gross margin, sources of revenue and anticipated revenue, including anticipated revenue derived from our relationship with SEC and our license with Microsoft,  revenue mix, increases in and reasons for our expenditures, planned capital expenditures, products under development, our cash flow and cash balances, our liquidity, uses of cash, investments of our cash and marketable securities, our tax rate, repatriation of foreign earnings, our quarterly and annual results of operations, our inventories, product life cycles, average selling prices, our strategies as to our GPU, MCP, WMP and Consumer Electronics Businesses, growth of our businesses, our fastest growing business, factors contributing to the growth of our businesses, the ramp of our WMP products, the adoption of PCI Express, additional platform innovations, focus of our competitors on platform solutions, importance of stock option grants to our business, expensing of stock options, use of the binomial model for calculating the fair value of stock compensation awards, our critical accounting policies, our relationship with and the development of a GPU for SCE, the impact of recent accounting pronouncements, expectations regarding our competition and our competitive position, our intellectual property, the importance of our strategic relationships, customer demand, our reliance on a limited number of customers, expansion of our technologies and products, including by investment or acquisition, our internal control over financial reporting, our ability to attract customers, our ability to attract and retain qualified personnel, our foreign currency risk strategy, compliance with the RoHS Directive and other environmental laws and regulations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of a particular product, our inability to decrease inventory purchase commitments in a meaningful timeframe, our inability to compete in new markets, the write-down of the value of inventory, entry of new competitors in our established markets, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, disruptions in our relationships with Taiwan Semiconductor Manufacturing Company, or TSMC, International Business Machines Corporation, or IBM, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing, or Chartered, and other key suppliers, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and our other product segments, international and political conditions, the concentration of sales of our products to a limited number of customers, unforeseen reductions in demand for our products, our ability to safeguard our intellectual property, delays in the development of new products, delays in volume production of our products, developments in and expenses related to litigation and the matters set forth under the caption “Business Risks.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “NVIDIA,” “we,” “us,” or “our,” mean NVIDIA Corporation and our subsidiaries.

NVIDIA, GeForce, MXM, SLI, GoForce, NVIDIA Quadro and NVIDIA nForce are our trademarks or registered trademarks in the United States and other countries. We also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

NVIDIA Corporation is a worldwide leader in graphics and digital media processors. Our products enhance the end-user experience on consumer and professional computing devices. NVIDIA graphics processing units, or GPUs, media and communications processors, or MCPs, and wireless media processors, or WMPs, have broad market reach and are incorporated into a variety of platforms, including consumer and enterprise personal computers, or PCs, notebooks, workstations, personal digital assistants, or PDAs, cellular phones, and video game consoles. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California.

Fiscal 2006 Developments, Future Objectives and Challenges

GPU Business

In February 2005, we announced the GeForce Go 6600, a mobile GPU designed specifically to deliver advanced multimedia functionality without sacrificing portability.  Also in February 2005, we introduced the GeForce Go 6800 Ultra mobile GPU - our fastest mobile GPU to date.

In March 2005, we introduced two new GeForce 6 GPUs: a 512MB version of the GeForce 6800 Ultra GPU designed for the enthusiast segment, and a new lower-cost AGP version of the GeForce 6200 GPU, designed to bring Microsoft DirectX 9.0 Shader Model 3.0 technology to the mainstream segment.  These two GPUs utilize the NVIDIA ForceWare software suite and Unified Driver Architecture to incorporate software optimizations that take full advantage of our newest features.

In June 2005, we launched and simultaneously shipped our second generation Shader Model 3.0 GPU, the GeForce 7800 GTX, which is designed to address the high-end enthusiast desktop PC segment. In August 2005, we launched and shipped our second GeForce 7 GPU, the GeForce 7800 GT, which is designed to address the high-end performance desktop PC segment.

In July 2005, we introduced two new NVIDIA Quadro GPUs, the NVIDIA Quadro FX 4500 and the NVIDIA Quadro FX 3450, which are designed for the high-end and mainstream professional segments, respectively. Both products support our Scalable Link Interface, or SLI, technology.

The combination of our GeForce 7 and GeForce 6 series of GPUs and our SLI technology has created a new class of gaming and workstation class PCs.  SLI technology takes advantage of the increased bandwidth of the PCI Express bus architecture to allow two NVIDIA-based graphics cards to operate in a single PC or workstation.  In June 2005, we made our SLI technology available to users in the mainstream segment with our GeForce 6600.

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

In August 2005, we announced that the NVIDIA nForce4 SLI X16 Intel Edition technology is now featured in the new Dell Dimension XPS 600 desktop PC.

Our NVIDIA nForce product line has achieved record revenue for three consecutive quarters.  We believe that Advanced Micro Devices’, or AMD’s, transition to K8, our extension into new segments, and our entry into the Intel market will make our MCP Business one of our fastest growing businesses. Furthermore, we believe that our ability to simultaneously innovate using our GPU, MCP, and software knowledge base will allow us to make additional platform innovations in the future.  We are now beginning production of a new NVIDIA nForce MCP with an integrated GPU and expect this to be an important new growth driver for both our desktop and mobile businesses.

WMP Business

Our strategy in the WMP Business is to lead innovation and capitalize on the emergence of the mobile phone as a versatile consumer lifestyle device.  Our initial focus was on 3G cellular phones.  As a result, our current WMP Business has been heavily concentrated at one original equipment manufacturer, or OEM, and its products have not achieved the anticipated level of commercial success.  However, we expect that we will ramp up production of WMP products related to a number of new design wins with existing and new customers for the holiday season, many of which are scheduled to go into production during the third quarter of fiscal 2006.

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

During our fiscal 2004, Microsoft Corporation announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we will recognize revenue from the sale of our Xbox-related products to Microsoft. However, as a result of our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, we recognized an incremental amount of related license revenue from Microsoft during the second quarter of fiscal 2006, and expect to do so in future periods.

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. During the second quarter of fiscal 2006, our gross margin was 37.8%, which represented an increase of 180 basis points from our gross margin of 36.0% for the first quarter of fiscal 2006 and an increase of 710 basis points from our gross margin of 30.7% for the second quarter of fiscal 2005. We expect our gross margin to be approximately 37% to 38% during the third quarter of fiscal 2006.

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

	Three Months Ended		Six Months Ended
	July 31,	July 25,	July 31,	July 25,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	62.2	69.3	63.1	68.9
Gross profit	37.8	30.7	36.9	31.1
Operating expenses:
Research and development	14.9	18.7	14.8	17.6
Sales, general and administrative	9.0	11.2	8.6	10.5
Total operating expenses	23.9	29.9	23.4	28.1
Operating income	13.9	0.8	13.5	3.0
Interest and other income, net	0.9	0.6	0.8	0.6
Income before income tax expense	14.8	1.4	14.3	3.6
Income tax expense	1.8	0.3	2.3	0.7
Net income	13.0%	1.1%	12.0%	2.9%

Three and Six Months Ended July 31, 2005 and July 25, 2004

Revenue

During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as a leader in graphics and digital media processing solutions for digital devices. We now report financial information for four product-line operating segments to our chief operating decision maker, or CODM, our Chief Executive Officer: the GPU Business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business, which is composed of NVIDIA nForce products; the WMP Business, which supports handheld personal digital assistants, cellular phones and other handheld devices; and the Consumer Electronics Business, which is composed of revenue from our contractual arrangements with SCE for the development of their next-generation PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products.  Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.

Revenue was $574.8 million for the second quarter of fiscal 2006 and $456.1 million for the second quarter of fiscal 2005, which represented an increase of 26%.    Revenue was $1.16 billion for the first half of fiscal 2006 and $928.0 million for the first half of fiscal 2005, which represented an increase of 25%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business

GPU Business revenue was $385.8 million for the second quarter of fiscal 2006 and $288.5 million for the second quarter of fiscal 2005, which represented an increase of 34%.  The revenue increase was primarily the result of increased sales of our desktop products and NVIDIA Quadro workstation products. Desktop revenue increased due to a significant increase in high-end unit sales volume and increased average selling prices that were offset by a decrease in sales of mainstream desktop products. Workstation revenue increased due to an increase in average selling prices as a result of the increased mix of GeForce 6-based products during the second quarter of fiscal 2006. Offsetting these increases was a slight decrease in mobile revenue due to sales volume decreases that were offset by an increase in average selling prices.

GPU Business revenue increased by 20% to $795.8 million for the first half of fiscal 2006 compared to $663.8 million for the first half of fiscal 2005. The increase was the result of sales of our GeForce 6 and GeForce 7 families of desktop GPUs that serve the high-end segment. Sales of our NVIDIA Quadro workstation products continued to improve, resulting primarily from an increase in average selling prices.

MCP Business

MCP Business revenue was $75.9 million for the second quarter of fiscal 2006 and $33.2 million for the second quarter of fiscal 2005, which represented an increase of 128%.  MCP Business revenue increased by 117% to $147.7 million for the first half of fiscal 2006 compared to $68.1 million for the first half of fiscal 2005. The overall increase in MCP Business revenue is primarily due to increased sales of NVIDIA nForce4 products, which we began selling during the fourth quarter of fiscal 2005 and, to a lesser degree, to increased sales of NVIDIA nForce3 products, offset by decreased sales of NVIDIA nForce2 products.

 WMP Business

WMP Business revenue was $2.1 million for the second quarter of fiscal 2006 and $5.2 million for the second quarter of fiscal 2005, which represented a decrease of 59%.  WMP Business revenue decreased by 9% to $9.9 million for the first half of fiscal 2006 compared to $10.9 million for the first half of fiscal 2005. The overall decrease in WMP Business revenue is due to unit sales volume decreases, offset by an increase in average selling prices. Our current WMP Business has been heavily concentrated at one original equipment manufacturer, or OEM, and its products have not achieved the anticipated level of commercial success.  However, we expect that we will ramp up production of WMP products related to a number of new design wins with existing and new customers for the holiday season.

Consumer Electronics Business

Consumer Electronics Business revenue was $81.5 million for the second quarter of fiscal 2006 and $86.7 million for the second quarter of fiscal 2005, which represented a decrease of 6%.  During the second quarter of fiscal 2006, we recognized revenue from our contractual arrangements with SCE for the development of its next-generation PlayStation3.  No such revenue was recognized during the second quarter of fiscal 2005 as our definitive agreement with SCE was not executed until the first quarter of fiscal 2006. Offsetting the SCE revenue was a decrease in sales of Xbox-related products to Microsoft in the second quarter of fiscal 2006 due to unit sales volume decreases.  During our fiscal 2004, Microsoft Corporation announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we will recognize revenue from the sale of our Xbox-related products to Microsoft. However, as a result of our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, we recognized an incremental amount of related license revenue from Microsoft during the second quarter of fiscal 2006, and expect to do so in future periods.

Consumer Electronics Business revenue increased by 26% to $139.6 million for the first half of fiscal 2006 compared to $110.5 million for the first half of fiscal 2005. During the first half of fiscal 2006, we recognized revenue from our contractual arrangements with SCE for the development of its next-generation PlayStation3. No such revenue was recognized during the first half of fiscal 2005 as our definitive agreement with SCE was not executed until the first quarter of fiscal 2006. In addition, revenue from sales of Xbox-related products to Microsoft during the first half of fiscal 2006 was greater than the first half of fiscal 2005 due to unit sales volume increases.

Consolidated Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 76% and 67% of revenue for the second quarter of fiscal 2006 and 2005, respectively. Revenue from sales to customers outside of the United States and other Americas accounted for 79% and 77% of revenue for the first half of fiscal 2006 and 2005, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.  The decrease in the percentage of revenue from sales to customers outside of the United States and other Americas is primarily due to increased sales of Xbox-related products, which are billed to Microsoft in the United States.

Sales to Microsoft accounted for approximately 13% of revenue for the second quarter of fiscal 2006 and 10% of revenue for the first half of fiscal 2006. Our other three largest customers accounted for approximately 25% of revenue for the second quarter of fiscal 2006 and 32% of revenue for the first half of fiscal 2006. Sales to Microsoft accounted for approximately 20% of revenue for the second quarter of fiscal 2005 and 13% of revenue for the first half of fiscal 2005. Our other three largest customers accounted for approximately 28% of revenue for the second quarter of fiscal 2005 and 41% of revenue for the first half of fiscal 2005.

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

Our gross margin was 37.8% and 30.7% for the second quarter of fiscal 2006 and the second quarter of fiscal 2005, respectively. Our gross margin was 36.9% and 31.1% for the first half of fiscal 2006 and the first half of fiscal 2005, respectively. A discussion of our gross profit results for each of our operating segments is as follows:

GPU Business

The gross margin of our GPU Business increased during the second quarter of fiscal 2006 as compared to the second quarter of 2005 as well as during the first half of fiscal 2006 as compared to the first half of fiscal 2005 primarily due to the initial sales of our GeForce 7 series GPUs and increased sales of our GeForce 6 series GPUs, which collectively now account for more than 75% of our GPU Business revenue.  In addition, revenue from our NVIDIA Quadro workstation products, which typically provide the highest gross margins of any of our products, increased as a percentage of our total GPU Business revenue.

MCP Business

The gross margin of our MCP Business increased during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 as well as during the first half of fiscal 2006 as compared to the first half of fiscal 2005 primarily due to the increase in revenue from sales of our NVIDIA nForce3 and NVIDIA nForce4 products.  Also, our NVIDIA nForce3 and NVIDIA nForce4 products have experienced higher gross margins than our previous generations of NVIDIA nForce products, such as the NVIDIA nForce2.

 WMP Business

The gross margin of our WMP Business increased during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 primarily due to an increase in average selling prices.  Our WMP Business has been heavily concentrated at one OEM.  The gross margin of our WMP Business decreased during the first half of fiscal 2006 as compared to the first half of fiscal 2005 due to the write-off in the first half of fiscal 2006 of certain handheld products that we believe exceeds the demand of that OEM.

Consumer Electronics Business

The gross margin of our Consumer Electronics Business increased during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 as well as during the first half of fiscal 2006 as compared to the first half of fiscal 2005 primarily due to the reduction of die costs for Xbox-related products. The reduction in die costs began during the fourth quarter of fiscal 2005 as the result of our utilization of a different foundry for the manufacturing of the semiconductor wafers used for Xbox-related products.

Consolidated Gross Margin

The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and driving profitable growth.  We expect our gross margin to be approximately 37% to 38% during the third quarter of fiscal 2006.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	July 31,	July 25,	$	%	July 31,	July 25,	$	%
	2005	2004	Change	Change	2005	2004	Change	Change
	(in millions)
Research and Development:
Salaries and related benefits	$50.1	$43.3	$6.8	16%	$98.9	$84.2	$14.7	17%
Computer software and lab equipment	11.5	10.4	1.1	10%	22.4	20.6	1.8	9%
New product development	8.5	8.1	0.4	5%	15.3	12.7	2.6	20%
Facility expense	8.3	8.1	0.2	2%	16.1	15.5	0.6	4%
Depreciation and amortization	14.3	14.2	0.1	1%	28.6	27.7	0.9	3%
License and development project costs	(9.6)	-	(9.6)	-	(14.3)	-	(14.3)	-
Other	2.7	1.3	1.4	108%	4.7	2.5	2.2	88%
Total	$85.8	$85.4	$0.4	0.5%	$171.7	$163.2	$8.5	5%
Research and development as a percentage of net revenue	14.9%	18.7%			14.8%	17.6%

Research and development expenses were $85.8 million and $85.4 million in the second quarter of fiscal 2006 and fiscal 2005, respectively, an increase of $0.4 million, or 0.5%. This increase was primarily due to a $6.8 million increase in salaries and benefits related to 200 additional personnel and a $1.1 million increase in computer software and lab equipment. These increases were offset by an increase of $9.6 million in license and development project costs, primarily related to development costs related to our collaboration with SCE that are classified as cost of revenue in our condensed consolidated income statement and other engineering costs that were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis under a development contract. Neither of these development projects were in effect during the second quarter of fiscal 2005.

Research and development expenses were $171.7 million and $163.2 million for the first half of fiscal 2006 and fiscal 2005, respectively, an increase of $8.5 million, or 5%. This increase was primarily due to a $14.7 million increase in salaries and benefits related to 200 additional personnel, a $2.6 million increase in new product development costs related to an overall increase in product tape-outs and prototype materials, and a $1.8 million increase in computer software and lab equipment. These increases were offset by an increase of $14.3 million in license and development project costs, primarily related to development costs related to our collaboration with SCE that are classified as cost of revenue in our condensed consolidated income statement and other engineering costs that were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis under a development contract. Neither of these development projects were in effect during the first half of fiscal 2005.

We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

Sales, General and Administrative

	Three Months Ended				Six Months Ended
	July 31,	July 25,	$	%	July 31,	July 25,	$	%
	2005	2004	Change	Change	2005	2004	Change	Change
	(in millions)
Sales, General and Administrative:
Salaries and related benefits	$28.0	$22.7	$5.3	23%	$54.2	$45.3	$8.9	20%
Advertising and promotions	6.9	13.1	(6.2)	(47%)	13.8	23.8	(10.0)	(42%)
Legal and accounting fees	4.6	1.6	3.0	195%	8.6	4.1	4.5	110%
Facility expense	3.0	2.2	0.8	38%	6.1	4.5	1.6	35%
Depreciation and amortization	8.3	8.9	(0.6)	(7%)	16.3	17.8	(1.5)	(8%)
Other	0.9	2.4	(1.5)	(63%)	0.7	2.6	(1.9)	(73%)
Total	$51.7	$50.9	$0.8	2%	$99.7	$98.1	$1.6	2%
Sales, general and administrative as a percentage of net revenue	9.0%	11.2%			8.6%	10.5%

Sales, general and administrative expenses were $51.7 million and $50.9 million in the second quarter of fiscal 2006 and fiscal 2005, respectively, an increase of $0.8 million, or 2%. This increase was primarily due to a $5.3 million increase related to 77 additional personnel, a $3.0 million increase in legal expenses primarily due to certain insurance reimbursements that were received during the second quarter of fiscal 2005, and an $0.8 million increase in facilities expense due to the expansion of our international sites. These increases were offset by a $6.2 million decrease in advertising and promotions, primarily associated with a reduction in certain marketing programs, trade show expenses and advertising during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.

Sales, general and administrative expenses were $99.7 million and $98.1 million for the first half of fiscal 2006 and fiscal 2005, respectively, an increase of $1.6 million, or 2%. This increase was primarily due to an $8.9 million increase related to 77 additional personnel, a $4.5 million increase in legal expenses primarily due to certain insurance reimbursements that were received during the first half of fiscal 2005, and a $1.6 million increase in facilities expense due primarily to the expansion of our international sites. These increases were offset by a $10.0 million decrease in advertising and promotions, primarily associated with a reduction in certain marketing programs, trade show expenses and advertising during the first half of fiscal 2006 compared to the first half of fiscal 2005. In addition, deprecation and amortization decreased $1.5 million primarily due to the end of life of some intangible assets that occurred during the fourth quarter of fiscal 2005.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations and global business expansion efforts, expand our sales, launch our new products, and protect our business interests.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $4.9 million and $2.7 million in the second quarter of fiscal 2006 and fiscal 2005, respectively, an increase of $2.2 million. Interest income was $8.8 million and $5.5 million for the first half of fiscal 2006 and fiscal 2005, respectively, an increase of $3.3 million. These increases were primarily the result of higher average balances of cash, cash equivalents, and marketable securities and higher yields during the first half of fiscal 2006 when compared to the first half of fiscal 2005.

Interest expense consists primarily of interest incurred as a result of capital lease obligations.

Income Taxes

We recognized income tax expense of $10.4 million and $1.3 million in the second quarter of fiscal 2006 and fiscal 2005, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 12.2% for the second quarter of fiscal 2006 and 20% for the second quarter of fiscal 2005. We recognized income tax expense of $26.5 million and $6.6 million for the first half of fiscal 2006 and fiscal 2005, respectively. Our annual effective tax rate was 16% for the first half of fiscal 2006 and 20% for the first half of fiscal 2005. During the second quarter of fiscal 2006, we reduced our effective tax rate to 16% for the year from the 20% effective tax rate used in the first quarter of fiscal 2006, primarily as a result of changes in our geographic mix of income subject to tax. Our annual effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions and research and development tax credits.

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act provides a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit NVIDIA. We expect to complete such evaluation before the end of our fiscal year 2006. The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. The range of income tax expense we would recognize if we repatriate earnings in this range is expected to be between zero and $27 million.

Liquidity and Capital Resources

As of July 31, 2005, we had $717.5 million in cash, cash equivalents and marketable securities, an increase of $47.5 million from $670.0 million at the end of fiscal 2005. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $136.9 million and $32.6 million during the first half of fiscal 2006 and fiscal 2005, respectively. Cash flows from operating activities for the first half of fiscal 2006 were derived primarily from our net income of $139.3 million, and a decrease of $14.6 million in our inventories on our condensed consolidated balance sheet. Offsetting these increases is an increase in our accounts receivable of $48.6 million, primarily due to the decreased linearity of sales during the second quarter of fiscal 2006, which resulted in a higher percentage of our shipments in the last month of the quarter when compared to the fourth quarter of fiscal 2005, and a decrease of our accounts payable of $17.2 million primarily due to the difference in timing of when payments were made to vendors in the second quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005.

Cash used in investing activities has consisted primarily of investments in marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $60.3 million during the first half of fiscal 2006. Net cash used by investing activities during the first half of fiscal 2006 was primarily due to $42.7 million of cash used for capital expenditures, including purchases of new research and development equipment, hardware equipment, technology licenses, software and intangible assets, and $17.6 million of net purchases of marketable securities. We expect to spend approximately $30 million to $50 million for capital expenditures during the remainder of fiscal 2006, primarily for purchases of software licenses, emulation equipment, computers and engineering workstations. In addition, we may use cash in connection with the acquisition of new businesses or assets.

Financing activities used cash of $43.0 million during the first half of fiscal 2006, primarily as a result of $98.5 million of cash used in our stock repurchase program, offset by $55.9 million of common stock issued under employee stock plans.

Stock Repurchase Program

On August 9, 2004 we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. During the second quarter of fiscal 2006, we repurchased 1.8 million shares of our common stock for $50.0 million. As part of our share repurchase program, we may from time-to-time enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and an incremental number of shares of our common stock, within a minimum and a maximum, at the end of the term of the agreement. We entered into two such transactions during the second quarter of fiscal 2006 which, in the aggregate, required up-front payments totaling $25.0 million. Under these agreements, we repurchased 0.9 million shares of our common stock, which we recorded on the trade date of the transactions. Through the end of the second quarter of fiscal 2006, we have repurchased 5.8 million shares under our stock repurchase program for a total cost of approximately $123.1 million.

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

For additional factors see the section entitled “Business Risks.”

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

Contractual Obligations

As of July 31, 2005, our outstanding inventory purchase obligations decreased to approximately $267 million from approximately $457 million as of January 30, 2005, primarily due to a decrease in purchase orders from the ramping of our GeForce 6 series of GPUs in the fourth quarter of fiscal 2005. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 30, 2005. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 30, 2005 for a description of our contractual obligations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, which includes interpretive guidance for the initial implementation of SFAS 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. We are currently evaluating which expense recognition method we will apply upon adoption of SFAS No. 123(R). We will implement the provisions of SFAS No. 123(R) beginning in fiscal 2007. Once adopted, the standard will have an adverse impact on our operating results.

During the first quarter of fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans. As a result of recent regulatory guidance, including SAB No. 107, and in anticipation of the impending effective date of SFAS No. 123(R), we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our first quarter of fiscal 2006. Our management determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Additionally, in the first quarter of fiscal 2006, we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to make full use of the capabilities of the binomial valuation model. As such, the expected term is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities. Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, our management decided to continue to use the Black-Scholes model to calculate the estimated fair value.

In June 2005, the FASB issued SFAS No. 154, or SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. We will adopt SFAS 154 during the first quarter of fiscal 2007. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the Unites States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

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

Inventory purchases are based upon future demand forecasts, which may not accurately predict the quantity or type of our products that our customers will want in the future. In forecasting demand, we must make multiple assumptions which may prove to be incorrect. Situations that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory and/or a forced reduction in average selling prices, and where our gross margin could be adversely affected include:

•	if there was a sudden and significant decrease in demand for our products;

•	if there was a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;

•	if we fail to estimate customer demand properly for our old products as our new products are introduced; and

•	if our competition were to take unexpected competitive pricing actions.

Conversely, if we underestimate our customers’ demand for either our old or new products, we may have inadequate manufacturing capability and may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective manner. Inability to fill our customers' orders on a timely basis could damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

We order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. We may build inventories during periods of anticipated growth and in connection with selling workstation boards directly to major original equipment manufacturers, or OEMs. Additionally, because we typically sell a substantial portion of our products in the last month of each quarter and, therefore, we recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand. A reduction in demand could negatively impact our gross margin and financial results. For example, our WMP business has been heavily concentrated at one OEM. During the first half of fiscal 2006, the OEM reduced the demand for our products. As a result, we wrote-down the value of certain handheld products in our inventory that we believe exceeded the demand of that OEM, which negatively impacted our gross margin.

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

Failure to achieve expected manufacturing yields for existing and/or new products would reduce our gross margin and could adversely effect our ability to compete effectively.

Semiconductor manufacturing yields are a function both of product design, which is developed largely by us, and process technology, which typically is proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process. Resolution of yield problems requires cooperation by and communication between us and the manufacturer.

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue and our gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers would reduce our gross margin. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall, could damage our reputation and result in our customers working with our competitors.

To stay competitive, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,384 full-time employees engaged in research and development as of July 31, 2005, compared to 1,288 employees as of May 1, 2005. Research and development expenditures represented 14.9% and 14.8% as a percentage of revenue during the second quarter of fiscal 2006 and the first half of fiscal 2006, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 23.9% and 23.4% of our total revenue during the second quarter of fiscal 2006 and the first half of fiscal 2006, respectively. Since we typically recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

Failure to transition to new manufacturing process technologies could adversely affect our operating results and gross margin.

Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, and 90 nanometer process technologies for our families of GPUs, MCPs and WMPs. The majority of our newest GPUs, the GeForce 7 series, the GeForce 6 series, GeForce FX and the GeForce FX Go products are manufactured in 0.13 micron and 0.11 micron process technologies. In our family of MCPs, the nForce4 product is manufactured in 0.15 micron and 90 nanometer process technologies.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

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

Any one or more of the factors discussed in this quarterly report or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

Risks Related to Our Products

If the adoption rate of PCI Express does not grow as anticipated, our business results could suffer.

PCI Express enables a new level of performance for high bandwidth applications like graphics and networking. Industry adoption of PCI Express was slower than we expected during fiscal 2005, has continued to be slower than we expected during the first half of fiscal 2006, and there is no assurance that the adoption rate will increase during the second half of fiscal 2006. If the adoption rate of PCI Express does not increase or our PCI Express compatible products do not meet consumer and/or customer demand or expectations, we may experience a decrease in revenue relative to market expectations and/or an increase in inventory.

If we are unable to achieve design wins, our products may not be adopted by our target markets and customers either of which could negatively impact our financial results.

The future success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by PC OEMs, original design manufacturers, or ODMs, and add-in board and motherboard manufacturers, will aid our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in new system configurations. This requires that we do the following:

•	anticipate the features and functionality that customers and consumers will demand;

•	incorporate those features and functionalities into products that meet the exacting design requirements of OEMs, ODMs, and add-in board and motherboard manufacturers;

•	price our products competitively; and

•	introduce products to the market within the limited design cycle for OEMs, ODMs and add-in board and motherboard manufacturers.

If OEMs and ODMs do not include our products in their systems, they will typically not use our products in their design systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our OEMs and ODMs in an attempt to allow us to better anticipate and address customer needs in new products so that our products will achieve design wins.

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

Achievement of design wins may not result in the success of our products and could result in a loss of market share.

The process of being qualified for inclusion in an OEM product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could result in a loss of market share and harm our business. Even if do have design wins for OEM and ODM products, we may not be able to successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the OEM, ODM, add-in board and motherboard manufacturers’ design cycles as well as other market demand. Even if we achieve a significant number of design wins, there can be no assurance that our OEM and ODM customers will actually take the design to production or that the design will be commercially successful. Furthermore, there may be changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products that could negatively impact the success of our products. Any of these factors could result in a loss of market share and could negatively impact our financial results.

Our business results could be adversely affected if our product development efforts are unsuccessful.

  We have in the past experienced delays in the development of some new products. Any delay in the future or failure of our graphics processors or other processors to meet or exceed specifications of competitive products could materially harm our business. The success of our new product introductions will depend on many factors, including the following:

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

Products as complex as those we offer may contain defects or experience failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered defects and incompatibilities with customers’ hardware in some of our products and may experience delays or loss of revenue to correct any new defects or incompatibilities in the future. Errors in new products or releases after commencement of commercial shipments could result in failure to achieve market acceptance, or loss of design wins. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. We may also be required to incur additional research and development costs to find and correct the defect, which could divert the attention of our management and engineers from the development of new products. These costs could be significant and could adversely affect our business and operating results. We may also suffer a loss of reputation and/or a loss in our market share, either of which could materially harm our financial results.

Risks Related to Our Partners and Customers

The loss of future revenue from Microsoft will result in a reduction of our historical revenue level and operating results if we do not increase revenue from other customers.

During our fiscal 2004, Microsoft Corporation announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we will recognize revenue from the sale of our Xbox-related products to Microsoft. However, as a result of our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, we recognized an incremental amount of related license revenue from Microsoft during the second quarter of fiscal 2006, and expect to do so in future periods. Revenue from Microsoft during the second quarter of fiscal 2006 and fiscal 2005 accounted for 13% and 20% respectively, of our total revenue. Revenue from Microsoft for the first half of fiscal 2006 was $118.2 million, or 10% of our total revenue. As a result of the loss of future Xbox-related revenue from Microsoft, we will need to increase revenue from our other customers in order to be able to maintain our revenue levels and operating results consistent with the second quarter of fiscal 2006. If we do not replace our Xbox-related revenue with revenue from other customers, our operating results will be adversely affected.

We may not be successful in developing the graphics processor required for SCE’s PlayStation3 within the timeframe necessary to achieve commercial success and, even if successful, there can be no assurance that the PlayStation3 will achieve long term commercial success.

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s next generation PlayStation3.  Our collaboration with SCE includes license fees and royalties for the next generation PlayStation and all derivatives, including next generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.   In fiscal 2006, we expect to recognize revenue of approximately $40 million from development, software, and license fees associated with this collaboration.   Depending on the ultimate success of this next generation platform, we expect to generate, starting in fiscal 2007, revenue ranging from $50 million to $100 million annually from license fees and royalties over the next five years, with the possibility of additional royalties for several years thereafter.  We may not be successful in developing the graphics processor required for SCE’s PlayStation3 within the timeframe necessary to achieve commercial success. In addition, even if the graphics processor is developed on a timely basis there can be no assurance that the PlayStation3 will achieve long term commercial success, given the intense competition in the game console market.  As such, our revenue and gross margin may be adversely affected if any of these risks occur.

We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products or sell our products.

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. If we do consider an acquisition, strategic alliance or joint venture, the negotiations could divert management’s attention as well as other resources. For any previous or future acquisition or investment, the following risks could impair our ability to grow our business and develop new products, and ultimately, could impair our ability to sell our products, which could negatively impact our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	disruption of our ongoing businesses;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	diversion of management’s attention from our business;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	disruption of or delays in ongoing research and development efforts;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	diversion of resources due to litigation arising from a potential or actual business acquisitions or investments;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and

•	impairment of relationships with employees and customers, or the loss of key employees as a result of any integration of new businesses and management personnel.

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

We have only a limited number of customers and our sales are highly concentrated. Sales to Microsoft accounted for approximately 13% of revenue for the second quarter of fiscal 2006 and 10% of revenue for the first half of fiscal 2006. Our other three largest customers accounted for approximately 25% of revenue for the second quarter of fiscal 2006 and 32% of revenue for the first half of fiscal 2006.  During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we will recognize revenue from the sale of our Xbox-related products to Microsoft. Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

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

Our processors are assembled and tested primarily by Siliconware Precision Industries Company Ltd., Amkor Technology Inc., STATS ChipPAC Incorporated and Advanced Semiconductor Engineering, Inc., all of which are located outside of the United States. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Any product shortages, quality assurance problems or political instability outside of the United States could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any such delays could result in a loss of reputation or a decrease in sales to our customers.

We rely on third-party vendors to supply software development tools to us for the development of our new products and we may be unable to obtain the tools necessary to develop these products.

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

If Intel continues to pursue platform solutions, we may not be able to successfully compete.

We expect substantial competition from Intel’s publicized focus on moving to selling platform solutions dominated by Intel products, such as when Intel achieved success with its Centrino platform solution. In addition to its current notebook platform initiative, we expect that Intel is now focused on developing and selling platform solutions for the workstation, server and desktop segments. If Intel continues to pursue these initiatives, we may not be able to successfully compete in these segments.

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

A significant portion of our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 76% and 79% of our total revenue from sales to customers outside of the United States and other Americas for the second quarter of fiscal 2006 and the first half of fiscal 2006, respectively. The manufacture, assembly, test and packaging of our products outside of the United States and sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

•	international economic and political conditions;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	labor issues in foreign countries;

•	cultural differences in the conduct of business;

•	inadequate local infrastructure;

•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

•	transportation delays;

•	longer payment cycles;

•	difficulty in collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	imposition of additional taxes and penalties;

•	different legal standards with respect to protection of intellectual property;

•	the burdens of complying with a variety of foreign laws; and

•	other factors beyond our control, including terrorism, civil unrest, war and diseases such as severe acute respiratory syndrome, or SARS, and the Avian flu.

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

The financial, political, economic and other uncertainties following the terrorist attacks on the United States in 2001 led to a weakening of the global economy. Similar terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States and Iraq or other countries could adversely affect the growth rate of our revenue and have an adverse effect on our business, financial condition or results of operations. In addition, any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, which could also adversely affect our business, financial condition or results of operations.

Our business is cyclical in nature and an industry downturn could harm our financial results.

Our business is directly affected by market conditions in the highly cyclical semiconductor industry, including alternating periods of overcapacity and capacity constraints, variations in manufacturing costs and yields, significant expenditures for capital equipment and product development and rapid technological change. If we are unable to respond to changes in our industry, which can be unpredictable and rapid, in an efficient and timely manner, our operating results could suffer. In particular, from time to time, the semiconductor industry has experienced significant and sometimes prolonged downturns characterized by diminished product demand and accelerated erosion of average selling prices. If we cannot take appropriate actions such as reducing our manufacturing or operating costs to sufficiently offset declines in demand during a downturn, our revenue and earnings will suffer during downturns.

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

The trading price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations, any of which could impact our stock price. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue or earnings from levels expected by securities analysts and the other factors discussed in these risk factors.

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

We are currently involved in patent litigation. On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against us in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys fees and triple damages because of our alleged willful infringement of these patents. NVIDIA filed a response to this complaint in December 2004. After a case management conference in July 2005, discovery has just begun and a trial date has now been set for July 2006. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

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

After some consensual reconfigurations proposed by the various parties, in January 2005, the district court judge entered docket control and discovery orders in the three lawsuits. Plaintiff has recently dismissed one patent from the PC Makers case such that the case now involves three separate patents and is currently scheduled for trial beginning in September 2006. The Game Console Case involves a single patent and is currently scheduled for trial beginning in December 2006. We believe that, to the extent AVG’s infringement allegations target functionality that may be performed by NVIDIA products, those claims are without merit, and we will continue to defend ourselves and our products vigorously.

Our defenses against these suits may be unsuccessful. At this time, we cannot reasonably estimate the range of any loss or damages resulting from these suits due to uncertainty regarding the ultimate outcome. If these cases go forward, we expect that they will result additional legal and other costs, regardless of the outcome, which could be substantial.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights and positions which could result in significant expense.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have resulted in protracted and expensive litigation. The graphics processor industry, in particular, has been recently characterized by the aggressive pursuit of intellectual property positions, and we expect our competitors will continue to aggressively pursue intellectual property positions. The technology that we use to design and develop our products and that is incorporated into our products may be subject to claims that it infringes the patents or intellectual property rights of others. Our success is dependent on our ability to develop new products without infringing or misappropriating the intellectual property rights of others or by licensing the intellectual property of third parties. As such, we have licensed technology from third parties for the incorporation into our products, and expect to continue to enter into license agreements with third parties for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, or at all, our competitive position and our business could suffer.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products, including our processors. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as by the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the:

•	commercial significance of our operations and our competitors’ operations in particular countries and regions;

•	location in which our products are manufactured; our strategic technology or product directions in different countries; and

•	degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

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

Litigation to defend against alleged infringement of intellectual property rights or to enforce our intellectual property rights and the outcome of such litigation could result in substantial costs to us.

From time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. We may become involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or by our customers that we have agreed to indemnify them for certain claims of infringement arising out of the sale of our products to these customers. In addition, litigation or other legal proceedings may be necessary to:

•	assert claims of infringement;

•	enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the propriety rights of others.

If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. In addition, we or an indemnified customer may be required to obtain a license to a third parties’ patents or intellectual property. However, licenses may not be offered to us at all or on terms acceptable to us, particularly by competitors. If we fail to obtain a license from a third party for technology that we use or that is used in one of our products used by an indemnified customer, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture of and sale of one or more of our products either of which could reduce our revenue and harm our business. Furthermore, the indemnification of a customer may increase our operating expenses which could negatively impact our operating results.

Alternatively, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could be costly. If we have to initiate a claim, our operating expenses may increase which could negatively impact our operating results. Additionally, if one of our patents in invalidated or found to be unenforceable, we would be unable to license the patent which could result in a loss of revenue.

Regardless of the outcome, litigation or negotiations involving intellectual property rights can be very costly and can divert management’s attention from other matters. We may be unsuccessful in defending or pursuing these lawsuits or claims. An unfavorable ruling could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of July 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 11, “Litigation” for discussion of our legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 2, 2005 through May 29, 2005	-	$-	-	$226,888,622

May 30, 2005 through June 26, 2005	828,109	$27.35	828,109	$204,239,263

June 27, 2005 through July 31, 2005	1,012,184 (3)	$27.06	1,012,184 (3)	$176,846,554

Total	1,840,293	$27.19 (2)	1,840,293

(1) We have an ongoing authorization from the Board of Directors, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $300.0 million on the open market or in negotiated transactions through August 2007.

(2) Represents average price paid per share during the second quarter of fiscal 2006.

(3) As part of our share repurchase program, we may from time-to-time enter into structured share repurchase transactions with financial institutions. We entered into two such transactions during the second quarter of fiscal 2006 which, in the aggregate, required up-front payments totaling $25.0 million. Under these agreements, we repurchased 0.9 million shares of our common stock, which we recorded on the trade date of the transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on July 21, 2005 the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of management’s solicitation.

1.	The election of three (3) directors to serve for a three-year term until the 2008 Annual Meeting of Stockholders. The results of the voting were as follows:

a. Steven Chu, Ph.D.

Number of shares voted For          150,220,428
Number of shares Withholding Authority  2,563,801

b. Harvey C. Jones

Number of shares voted For            140,084,771
Number of shares Withholding Authority  12,699,458

c. William J. Miller

Number of shares voted For           149,448,713
Number of shares Withholding Authority   3,335,516

The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Tench Coxe, Mark A. Stevens, Mark L. Perry, James C. Gaither, A. Brooke Seawell and Jen-Hsun Huang.

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered accounting firm for our fiscal year ending January 29, 2006. The results of the voting were as follows:

Number of shares voted For	149,899,287
Number of shares voted Against	2,064,763
Number of shares Abstaining	820,179
Number of Broker Non-Votes	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.17	Fiscal Year 2006 Variable Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2005 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2005.

NVIDIA Corporation

By: /s/ MARVIN D. BURKETT
Marvin D. Burkett
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.17	Fiscal Year 2006 Variable Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2005 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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