Form 10-Q
period 2005-10-30
NVIDIA CORP
filed 2005-11-23
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2005
OR
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

The number of shares of the registrant's common stock outstanding as of November 11, 2005 was 171,176,221 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 30,	January 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$364,308	$208,512
Marketable securities	421,870	461,533
Accounts receivable, net	351,737	296,279
Inventories	284,847	315,518
Prepaid expenses and other current assets	23,949	19,819
Deferred income taxes	3,265	3,265
Total current assets	1,449,976	1,304,926

Property and equipment, net	178,505	178,955
Deposits and other assets	24,713	9,034
Goodwill	133,107	108,107
Intangible assets, net	19,207	27,514
	$1,805,508	$1,628,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$179,777	$238,223
Accrued liabilities	247,390	182,077
Current portion of capital lease obligations	-	856
Total current liabilities	427,167	421,156

Deferred income tax liabilities	20,754	20,754
Long-term liabilities	8,146	8,358

Stockholders’ equity:
Common stock	178	169
Additional paid-in capital	740,665	636,618
Deferred compensation	(1,943)	(2,926)
Treasury stock	(162,142)	(24,644)
Accumulated other comprehensive loss, net	(4,365)	(3,463)
Retained earnings	777,048	572,514
Total stockholders' equity	1,349,441	1,178,268
	$1,805,508	$1,628,536

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004

Revenue	$583,415	$515,591	$1,742,073	$1,443,557
Cost of revenue	355,247	348,849	1,086,218	987,886
Gross profit	228,168	166,742	655,855	455,671
Operating expenses:
Research and development	87,937	87,880	259,664	251,050
Sales, general and administrative	54,537	50,104	154,278	148,184
Settlement costs	14,158	-	14,158	-
Total operating expenses	156,632	137,984	428,100	399,234
Operating income	71,536	28,758	227,755	56,437
Interest income	5,380	2,633	14,143	8,172
Interest expense	-	(25)	(13)	(147)
Other income, net	766	983	1,608	973
Income before income tax expense	77,682	32,349	243,493	65,435
Income tax expense	12,429	6,470	38,959	13,088
Net income	$65,253	$25,879	$204,534	$52,347
Basic net income per share	$0.38	$0.16	$1.21	$0.32
Diluted net income per share	$0.36	$0.15	$1.13	$0.30
Shares used in basic per share computation	170,127	166,122	169,239	165,848
Shares used in diluted per share computation	183,517	172,869	181,631	176,293

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 30,	October 24,
	2005	2004
Cash flows from operating activities:
Net income	$204,534	$52,347
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash realized gain on investment exchange	(96)	(533)
Depreciation and amortization	74,189	71,512
Stock-based compensation	830	1,052
Bad debt expense	163	(245)
Other	85	-
Changes in operating assets and liabilities:
Accounts receivable	(55,621)	(122,041)
Inventories	30,671	(63,313)
Prepaid expenses and other current assets	(3,956)	(830)
Deposits and other assets	(5,995)	(556)
Accounts payable	(62,494)	77,678
Accrued liabilities	38,715	17,958
Net cash provided by operating activities	221,025	33,029
Cash flows from investing activities:
Purchases of marketable securities	(182,531)	(222,783)
Sales and maturities of marketable securities	217,286	178,635
Purchases of property, equipment and intangible assets	(56,155)	(49,284)
Investments in non-affiliates	(9,684)	-
Net cash used in investing activities	(31,084)	(93,432)
Cash flows from financing activities:
Common stock issued under employee stock plans	104,729	30,823
Stock repurchases	(138,509)	(24,644)
Principal payments on capital leases	(856)	(3,511)
Retirement of common stock	491	-
Net cash provided by (used in) financing activities	(34,145)	2,668
Change in cash and cash equivalents	155,796	(57,735)
Cash and cash equivalents at beginning of period	208,512	214,422
Cash and cash equivalents at end of period	$364,308	$156,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$147
Net payment of income taxes	$2,659	$410

Non cash activities:
Acquisition of business - goodwill adjustment	$25,000	$1,091
Application of customer advance to accounts receivable	$-	$11,508
Marketable security received from investment exchange	$96	$688
Asset retirement obligation	$1,611	$4,483
Deferred stock-based compensation	$153	$974
Unrealized losses from marketable securities	$1,127	$3,294
Assets acquired by assuming related liabilities	$4,048	$-

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

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. Fiscal year 2006 is a 52-week year, compared to fiscal year 2005 which was a 53-week year. The third quarters of fiscal year 2006 and fiscal year 2005 were both 13-week quarters.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$65,253	$25,879	$204,534	$52,347
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	225	244	697	842
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(19,402)	(25,135)	(58,282)	$(67,556)
Pro forma net income (loss)	$46,076	$988	$146,949	$(14,367)
Basic net income per share - as reported	$0.38	$0.16	$1.21	$0.32
Basic net income (loss) per share - pro forma	$0.27	$0.01	$0.87	$(0.09)
Diluted net income per share - as reported	$0.36	$0.15	$1.13	$0.30
Diluted net income (loss) per share - pro forma	$0.25	$0.01	$0.81	$(0.09)

During the first quarter of fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  As a result of recent regulatory guidance, including SEC Staff Accounting Bulletin No. 107, or SAB No. 107, and in anticipation of the impending effective date of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our first quarter of fiscal 2006.  We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Additionally, in the first quarter of fiscal 2006, we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to make full use of the capabilities of the binomial valuation model.  As such, the expected term is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

For the purpose of the pro forma calculation, the fair value of stock options granted under our stock option plans and the fair value of shares issued under our employee stock purchase plan have been estimated with the following assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004
	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	4.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	4.4%	3.2%	0.9% - 3.7%	1.1% - 2.1%
Volatility	34% - 38%	80%	30% - 45%	80%
Dividend yield	--	--	--	--

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Stock Options		Employee Stock Purchase Plan
	Nine Months Ended		Nine Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004
	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	4.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	4.0% - 4.4%	3.0%	0.9% - 3.7%	1.1% - 2.1%
Volatility	34% - 48%	80%	30% - 45%	80%
Dividend yield	--	--	--	--

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

In June 2005, the FASB ratified the Emerging Issues Task Force’s, or EITF’s, Issue No. 05-06, or EITF No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired. We adopted EITF No. 05-06 during the second quarter of fiscal 2006 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$65,253	$25,879	$204,534	$52,347

Denominator:
Denominator for basic net income per share, weighted average shares	170,127	166,122	169,239	165,848
Effect of dilutive securities:
Stock options outstanding	13,390	6,747	12,392	10,445
Denominator for diluted net income per share, weighted average shares	183,517	172,869	181,631	176,293

Net income per share:
Basic net income per share	$0.38	$0.16	$1.21	$0.32
Diluted net income per share	$0.36	$0.15	$1.13	$0.30

Diluted net income per share for the three and nine months ended October 30, 2005 does not include the effect of 4.8 million and 5.6 million anti-dilutive common equivalent shares, respectively. The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $35.96 and $35.06 for the three and nine months ended October 30, 2005, respectively. Diluted net income per share for the three and nine months ended October 24, 2004 does not include the effect of 31.9 million and 13.9 million anti-dilutive common equivalent shares, respectively. The weighted-average exercise price of stock options excluded from the computation of diluted net income per share was $20.88 and $27.75 for the three and nine months ended October 24, 2004, respectively.

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

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three and nine months ended October 30, 2005 and October 24, 2004 are as follows:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Three months ended October 30, 2005
Allowance for sales returns	$10,687	$8,576	$(9,237)	$10,026
Three months ended October 24, 2004
Allowance for sales returns	$11,039	$4,138	$(4,357)	$10,820
Nine months ended October 30, 2005
Allowance for sales returns	$11,687	$22,720	$(24,381)	$10,026
Nine months ended October 24, 2004
Allowance for sales returns	$9,421	$14,747	$(13,348)	$10,820
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

Note 5 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004
	(In thousands)

Net income	$65,253	$25,879	$204,534	$52,347
Net change in unrealized gains (losses) on available-for-sale securities	(1,093)	1,656	(2,338)	(3,426)
Tax effect of unrealized gains (losses) on available-for-sale securities	219	(1,056)	468	969
Reclassification adjustments for net realized losses on available-for-sale securities included in net income	910	91	1,210	131
Tax effect of reclassification adjustments for net realized losses on available-for-sale securities included in net income	(182)	(18)	(242)	(26)
Total comprehensive income	$65,107	$26,552	$203,632	$49,995

Note 6 - 3dfx Asset Purchase

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. The 3dfx asset purchase was accounted for under the purchase method of accounting and closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets.

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors of 3dfx reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, which will be subject to the review and approval of the Bankruptcy Court, calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three months ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. Please see Note 11 for further information regarding this litigation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	--
Total	$99,161

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

Note 7 - Goodwill and Intangible Assets

We are currently amortizing our intangible assets with finite lives over periods ranging from 3 to 5 years. The components of our amortizable intangible assets are as follows:

	October 30, 2005			January 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$21,585	$(12,604)	$8,981	$17,236	$(9,841)	$7,395
Patents	23,500	(18,813)	4,687	23,260	(15,400)	7,860
Acquired intellectual property	27,086	(23,238)	3,848	27,086	(18,578)	8,508
Trademarks	11,310	(10,247)	1,063	11,310	(8,544)	2,766
Other	1,495	(867)	628	1,494	(509)	985
Total intangible assets	$84,976	$(65,769)	$19,207	$80,386	$(52,872)	$27,514

Amortization expense associated with intangible assets for the three and nine months ended October 30, 2005 was $4.2 million and $12.9 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 24, 2004 was $5.0 million and $15.3 million, respectively. Amortization expense for the net carrying amount of intangible assets at October 30, 2005 is estimated to be $4.1 million for the remainder of fiscal 2006, $10.5 million in fiscal 2007, $4.2 million in fiscal 2008, and $0.4 million in fiscal 2009 and thereafter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The carrying amount of goodwill is as follows:

	October 30,	January 30,
	2005	2005
	(In thousands)
3dfx	$75,326	$50,326
MediaQ	52,913	52,913
Other	4,868	4,868
Total goodwill	$133,107	$108,107

During the three month period ended October 30, 2005, we recorded $25.0 million as goodwill for the purchase of certain assets of 3dfx. Please see Note 6 for further information.

Note 8 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three months ended October 30, 2005 were $0.2 million and net realized losses for the nine months ended October 30, 2005 were $0.1 million.  Net realized gains for the three and nine months ended October 24, 2004 were $0.9 million.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 30,	January 30,
	2005	2005
Inventories:	(In thousands)
Raw materials	$29,091	$23,225
Work in-process	100,125	130,211
Finished goods	155,631	162,082
Total inventories	$284,847	$315,518

The significant decrease in work-in-process primarily relates to the ramping of our GeForce 6 series products in the fourth quarter of fiscal 2005.

At October 30, 2005, we had outstanding inventory purchase obligations totaling approximately $349 million.

	October 30,	January 30,
	2005	2005
Deposits and other assets:	(In thousands)
Investments in non-affiliates	$11,684	$2,000
Long-term prepayments	7,918	2,594
Other	5,111	4,440
Total deposits and other assets	$24,713	$9,034

The $9.7 million increase in investments in non-affiliates is related to investments in two private companies.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	October 30,	January 30,
	2005	2005
Property and Equipment:	(In thousands)
Software	$147,865	$125,310
Test equipment	90,803	86,883
Computer equipment	101,215	82,428
Leasehold improvements	85,874	79,160
Construction in process	4,200	3,264
Office furniture and equipment	21,991	18,777
	451,948	395,822
Accumulated depreciation and amortization	(273,443)	(216,867)
Property and equipment, net	$178,505	$178,955

	October 30,	January 30,
	2005	2005
Accrued Liabilities:	(In thousands)
Accrued customer programs	$79,087	$83,013
Deferred revenue	133	11,500
Taxes payable	64,629	28,826
Accrued payroll and related expenses	40,334	37,016
Deferred rent	11,756	10,844
Accrued settlement costs	39,158	-
Other	12,293	10,878
Total accrued liabilities	$247,390	$182,077

	October 30,	January 30,
	2005	2005
Long-term Liabilities:	(In thousands)
Asset retirement obligation	$6,146	$4,483
Technology licenses	2,000	3,875
Total long-term liabilities	$8,146	$8,358

During fiscal 2006, we continued the expansion and completed leasehold improvements at our international sites. As a result, we recorded an additional liability of $1.7 million during the third quarter of fiscal 2006 to return the properties at these sites to their original condition upon lease termination.

Note 10 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We now report financial information for four product-line operating segments to our CODM: the GPU Business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business, which is composed of NVIDIA nForce products; the WMP Business, which supports handheld personal digital assistants, cellular phones and other handheld devices; and the Consumer Electronics Business, which is composed of revenue from our contractual arrangements with Sony Computer Entertainment, or SCE, for the development of their PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $44.5 million for the third quarter of fiscal 2006, $24.9 million for the third quarter of fiscal 2005, $96.1 million for the first nine months of fiscal 2006, and $75.7 million for the first nine months of fiscal 2005, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory.  All prior period amounts have been restated to reflect our new reporting structure.

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

	GPU	MCP	WMP	CE	All Other	Consolidated
	(In thousands)
Three Months Ended October 30, 2005:
Revenue	$427,564	$90,329	$23,194	$9,929	$32,399	$583,415
Depreciation expense	$8,442	$2,869	$3,144	$305	$7,887	$22,647
Operating income (loss)	$110,873	$4,611	$(3,992)	$1,882	$(41,838)	$71,536
Three Months Ended October 24, 2004:
Revenue	$298,427	$45,215	$11,091	$109,165	$51,693	$515,591
Depreciation expense	$8,324	$3,158	$3,076	$270	$8,222	$23,050
Operating income (loss)	$31,449	$(10,714)	$(13,764)	$46,958	$(25,171)	$28,758

Nine Months Ended October 30, 2005:
Revenue	$1,223,316	$238,006	$33,091	$149,550	$98,110	$1,742,073
Depreciation expense	$24,721	$9,059	$9,184	$1,002	$23,589	$67,555
Operating income (loss)	$261,741	$16,874	$(29,967)	$71,609	$(92,502)	$227,755
Nine Months Ended October 24, 2004:
Revenue	$962,203	$113,336	$21,951	$219,676	$126,391	$1,443,557
Depreciation expense	$24,596	$9,897	$8,338	$660	$25,027	$68,518
Operating income (loss)	$110,722	$(40,319)	$(29,815)	$87,853	$(72,004)	$56,437

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our operations in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004
	(In thousands)
Revenue:
United States	$51,511	$164,815	$282,722	$374,380
Other Americas	6,660	3,323	13,625	6,869
China	102,251	48,547	281,401	201,187
Taiwan	323,272	199,992	862,553	599,649
Other Asia Pacific	69,037	36,044	168,677	115,325
Europe	30,684	62,870	133,095	146,147
Total revenue	$583,415	$515,591	$1,742,073	$1,443,557

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004
Revenue:
Customer A	0%	21%	7%	16%
Customer B	18%	17%	15%	20%
Customer C	13%	7%	12%	8%

Note 11 - Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The 3dfx asset purchase closed on April 18, 2001.

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer and seek to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $10 million. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated with a complaint filed by the Trustee in the 3dfx bankruptcy case for purposes of discovery. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlord actions were removed to the United States District Court for the Northern District of California.  On November 10, 2005, the District Court granted NVIDIA's motion to dismiss the landlords’ respective amended complaints and allowed the landlords to have until February 4, 2006 to amend their complaints.  Discovery is stayed pending the landlords’ amendment of their respective complaints and no trial date has been set in these actions.  We believe the claims asserted against us by the landlords are without merit and we will continue to defend ourselves vigorously.

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us.  On October 13, 2005, the Court held a hearing on the Trustee’s motion for summary adjudication.  No decision has been issued on this motion as the motion is currently under submission.  In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA.  This conditional settlement will be subject to the review and approval of the Bankruptcy Court after notice and hearing. We expect that hearing to occur in early 2006. The Trustee has advised that he intends to object to the settlement. The settlement with the Creditors’ Committee calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. Until the Bankruptcy Court hears and determines to either approve or disapprove the settlement with the Creditors’ Committee, no discovery or other litigation-related activities should take place in the Trustee's action.  Should the settlement not be approved, we will continue to defend ourselves vigorously.  No trial date has been set in the Trustee's action.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five U.S. patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA filed a response to this complaint in December 2004. After a case management conference in July 2005, discovery has just begun and a trial date has now been set for July 2006. A court mandated mediation is set for January 12, 2006. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

American Video Graphics

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants, not including NVIDIA, in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. Each of the three lawsuits target a different group of defendants; one case involves approximately twenty of the leading personal computer manufacturers, the PC Makers Case, one case involves the three leading video game console makers, the Game Console Case, and one case involves approximately ten of the leading video game publishers, the Game Publishers Case. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits, the PC Makers Case and the Game Console Case. Our complaint in intervention alleged that both the patents in suit are invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents are not infringed. Two other leading suppliers of graphics processing products, Intel Corporation, or Intel, and ATI Technologies, Inc., or ATI, also intervened in the cases, ATI in both the PC Makers and Game Console Case, and Intel in the PC Makers Case.

On November 4, 2005, AVG and substantially all of the named defendants and intervenors, including NVIDIA, reached a settlement in principle of all pending claims; the only surviving claims will relate solely to two non-settling defendants. As part of the settlement, the defendants and intervenors have agreed to pay an undisclosed aggregate amount to AVG. In exchange, all pending claims between the settling parties will be dismissed with prejudice, and AVG will grant to all settling parties a full release of all claims for past damages and a full license for all future sales of accused products under all of AVG’s patents, including the patents in suit. In addition, as part of the settlement, all settling defendants and intervenors have agreed to fully and finally waive any claims for indemnification they may have had against any other settling party. The settlement is subject to the negotiation and execution of a definitive settlement agreement by all settling parties. The process of drafting the settlement documents is underway and we believe we can reasonably anticipate court approval of the settlement before the end of December 2005. During the three months ended October 30, 2005, we accrued our share of the aggregate undisclosed settlement amount.

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

Note 12 - Stock Repurchase Program

On August 9, 2004 we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and an incremental number of shares of our common stock, within a minimum and a maximum, at the end of the term of the agreement. During the third quarter of fiscal 2006, we repurchased 1.3 million shares of our common stock for $40.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the third quarter of fiscal 2006, we have repurchased 7.2 million shares under our stock repurchase program for a total cost of approximately $163.1 million.

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

Note 15 - Settlement Costs

Settlement costs were $14.2 million for the three and nine months ending October 30, 2005.  The settlement costs are associated with two litigation matters, 3dfx and AVG.  Neither of these cases is finally settled and each is subject to judicial review and the completion of appropriate procedures and documents. However, based on the developments in each case, we have concluded that a loss is probable and that we can reasonably estimate the amount of loss.  Please refer to Note 11 for further information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to future periods and include, but are not limited to, the features, benefits, capabilities, performance, production and availability of our technology and products, the length of product cycles, products under development, product life cycles, average selling prices, expansion of our technologies and products, including by investment or acquisition, our gross margin, sources of revenue and anticipated revenue, including anticipated revenue derived from our relationship with Sony Computer Entertainment, or SCE, revenue mix, increases in and reasons for our expenditures, including capital expenditures, our cash flow and cash balances, our liquidity, uses of cash, investments of our cash and marketable securities, our tax rate, repatriation of foreign earnings, our quarterly and annual results of operations, our foreign currency risk strategy, our critical accounting policies, the impact of recent accounting pronouncements, our inventories, our strategies as to and growth of our GPU, MCP, WMP and Consumer Electronics businesses, factors contributing to the growth of our businesses, our relationship with and the development of a GPU for SCE, use of our graphics cards by Apple Computer, Inc., the importance of our strategic relationships, customer demand, our ability to attract customers, our reliance on a limited number of customers, the rate of adoption of PCI Express, platform innovations and solutions, our ability to attract and retain qualified personnel, importance of stock option grants, expensing of stock options, use of the binomial model for calculating the fair value of stock compensation awards, expectations regarding our competition and our competitive position, factors affecting competition and our ability to compete, our intellectual property and intellectual property strategy, our litigation and settlement of litigation, our internal control over financial reporting, and compliance with the RoHS Directive and other environmental laws and regulations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of our products, our inability to decrease inventory purchase commitments in a meaningful time frame, delays in the development or release of new products, delays in volume production of our products, incompatibility with a partner's product, our inability to compete in new markets, the write-down of the value of inventory, entry of new competitors in our established markets, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products or software, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, unforeseen reductions in demand for our products, disruptions in our relationships with Taiwan Semiconductor Manufacturing Company, or TSMC, International Business Machines Corporation, or IBM, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing, or Chartered, and other key suppliers, insufficient manufacturing availability, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and our other product segments, international and political conditions, the loss of an important customer, our ability to safeguard our intellectual property, delays in the development of new products, developments in and expenses related to litigation, developments in litigation settlements and the matters set forth under the caption “Business Risks.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “NVIDIA,” “we,” “us,” or “our,” mean NVIDIA Corporation and our subsidiaries.

NVIDIA, GeForce, MXM, SLI, GoForce, NVIDIA Quadro and NVIDIA nForce are our trademarks or registered trademarks in the United States and other countries. We also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products enhance the end-user experience on consumer and professional computing devices. NVIDIA graphics processing units, or GPUs, media and communications processors, or MCPs, and wireless media processors, or WMPs, have broad market reach and are incorporated into a variety of platforms, including consumer and enterprise personal computers, or PCs, notebooks, workstations, personal digital assistants, or PDAs, cellular phones, and video game consoles. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California.

Fiscal 2006 Developments, Future Objectives and Challenges

GPU Business

In February 2005, we announced the GeForce Go 6600, a mobile GPU designed specifically to deliver advanced multimedia functionality without sacrificing portability.  Also in February 2005, we introduced the GeForce Go 6800 Ultra mobile GPU.

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

In June 2005, we launched and shipped our second generation Shader Model 3.0 GPU, the GeForce 7800 GTX, which is designed to address the high-end enthusiast desktop PC segment. In August 2005, we launched and shipped our second GeForce 7 GPU, the GeForce 7800 GT, which is designed to address the high-end performance desktop PC segment.

In June 2005, we made our SLI technology available to users in the mainstream segment with the release of our GeForce 6600.

In July 2005, we introduced two new NVIDIA Quadro GPUs, the NVIDIA Quadro FX 4500 and the NVIDIA Quadro FX 3450, which are designed for the high-end and mainstream professional segments, respectively. Both products support our Scalable Link Interface, or SLI, technology.

In September 2005, we launched and shipped the new NVIDIA GeForce Go 7800 GTX, the flagship of the NVIDIA notebook GPU product line.

In October 2005, we announced that we will be the exclusive provider of all graphics cards offered on the first PCI Express platform from Apple Computer, Inc., or Apple. In addition, the first ever Apple Power Mac will incorporate our Quadro professional-class GPU.

In November 2005, we introduced and shipped the NVIDIA GeForce 7800 GTX 512 GPU, which is based on the award-winning GeForce 7 Series architecture. We also announced the immediate availability of the NVIDIA GeForce 6800 GS GPU, which is based on the GeForce 6 Series architecture.

The combination of our GeForce 7 and GeForce 6 series of GPUs and our SLI technology has created a new class of gaming and workstation class PCs.  SLI technology takes advantage of the increased bandwidth of the PCI Express bus architecture to allow two NVIDIA-based graphics cards to operate in a single PC or workstation.

MCP Business

In April 2005, we announced the availability of our NVIDIA nForce4 SLI Intel Edition MCP for Intel platforms.  This line of core-logic solutions incorporates a host of new and innovative features that have never before been available on the Intel platform and extends the NVIDIA nForce brand into new segments.  In addition, during the first quarter of fiscal 2006, NVIDIA nForce Professional MCP shipped in its first enterprise server platform.

In August 2005, we announced that the NVIDIA nForce4 SLI X16 Intel Edition technology featured in the Dell Dimension XPS 600 desktop PC was immediately available.

In September 2005, we introduced and shipped the NVIDIA nForce 400 MCP and GeForce 6100 integrated GPU family. This represents the first integrated GPU solution to support Microsoft DirectX 9.0 Shader Model 3.0 technology. We expect this to be an important new growth driver for our GPU and MCP businesses.

Our NVIDIA nForce product line has achieved record revenue for five consecutive quarters.  We believe that Advanced Micro Devices’, or AMD’s, transition to K8, our extension into new segments, and our entry into the Intel market will make our MCP Business one of our fastest growing businesses. Furthermore, we believe that our ability to simultaneously innovate using our GPU, MCP, and software knowledge base will allow us to make additional platform innovations in the future.

WMP Business

Our strategy in the WMP Business is to lead innovation and capitalize on the emergence of the mobile phone as a versatile consumer lifestyle device.  Our initial focus was on 3G cellular phones.  Through the first half of fiscal 2006, our WMP Business had been heavily concentrated at one original equipment manufacturer, or OEM, and its products had not achieved the anticipated level of commercial success.  However, during the third quarter of fiscal 2006, Motorola Inc. and Sony Ericsson Mobile Communications AB launched 3G models of their RAZR and Walkman portable phones, respectively, that are both powered by our GoForce GPUs.

Consumer Electronics Business

In April 2005, we finalized our definitive agreement with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3.  Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.  In fiscal 2006, we expect to recognize revenue of approximately $50 million from development, software, and license fees associated with this collaboration.  Depending on the ultimate success of this next-generation platform, we expect to generate, starting in fiscal 2007, revenue ranging from $50 million to $100 million annually from license fees and royalties over the next five years with the possibility of additional royalties for several years thereafter. We have successfully reached many development milestones and are on target to achieve the goals set by SCE.

During our fiscal 2004, Microsoft Corporation announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft.

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. We have implemented profit improvement initiatives across our company that are designed to improve business and operational processes. During the third quarter of fiscal 2006, our gross margin was 39.1%, which represents an increase of 130 basis points from our gross margin of 37.8% for the second quarter of fiscal 2006 and an increase of 680 basis points from our gross margin of 32.3% for the third quarter of fiscal 2005.

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

There were no material changes in our critical accounting policies and estimates during the third quarter of fiscal 2006 from those disclosed in our Annual Report on Form 10-K for the year ended January 30, 2005. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005 for a discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated income statements expressed as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	October 30,	October 24,	October 30,	October 24,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.9	67.7	62.4	68.4
Gross profit	39.1	32.3	37.6	31.6
Operating expenses:
Research and development	15.1	17.0	14.9	17.4
Sales, general and administrative	9.3	9.7	8.9	10.3
Settlement costs	2.4	-	0.8	-
Total operating expenses	26.8	26.7	24.6	27.7
Operating income	12.3	5.6	13.0	3.9
Interest and other income, net	1.0	0.7	0.9	0.6
Income before income tax expense	13.3	6.3	13.9	4.5
Income tax expense	2.1	1.3	2.2	0.9
Net income	11.2%	5.0%	11.7%	3.6%

   Three and Nine Months Ended October 30, 2005 and October 24, 2004

Revenue

During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We now report financial information for four product-line operating segments to our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, as follows: the GPU Business, which is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business, which is composed of NVIDIA nForce products; the WMP Business, which supports handheld personal digital assistants, cellular phones and other handheld devices; and the Consumer Electronics Business, which is composed of revenue from our contractual arrangements with SCE for the development of their PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products.  Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.

Revenue was $583.4 million for the third quarter of fiscal 2006 and $515.6 million for the third quarter of fiscal 2005, which represents an increase of 13.2%.    Revenue was $1.74 billion for the first nine months of fiscal 2006 and $1.44 billion for the first nine months of fiscal 2005, which represents an increase of 20.7%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business

GPU Business revenue was $427.6 million for the third quarter of fiscal 2006 and $298.4 million for the third quarter of fiscal 2005, which represents an increase of 43.3%.  The revenue increase was the result of increased sales within all of the GPU Business’ product groups. Desktop product revenue increased due to significant increases in unit sales volume of mainstream and high-end products, and increased average selling prices for mainstream desktop products, offset by a decrease in average selling prices for high-end desktop products. Mobile product revenue increased as a result of the increased mix of GeForce 6-based and GeForce 7-based mobile products, which also resulted in an increase in our average selling prices. Workstation revenue increased due to an increase in sales of our GeForce 6-based and GeForce 7-based products, offset by decreases in sales volume of other workstation products.

GPU Business revenue increased by 27.1% to $1.22 billion for the first nine months of fiscal 2006 compared to $962.2 million for the first nine months of fiscal 2005. The increase was the result of increased sales of our GeForce 6 and GeForce 7 families of desktop GPUs that serve the high-end segment. In addition, sales of our NVIDIA Quadro workstation products and mobile products continued to improve due to an increased mix of GeForce 6-based and GeForce 7-based products, which resulted in an increase in average selling prices.

MCP Business

MCP Business revenue was $90.3 million for the third quarter of fiscal 2006 and $45.2 million for the third quarter of fiscal 2005, which represents an increase of 99.8%.  MCP Business revenue increased by 110.0% to $238.0 million for the first nine months of fiscal 2006 compared to $113.3 million for the first nine months of fiscal 2005. The overall increase in MCP Business revenue is primarily due to increased sales of NVIDIA nForce4 products, which we began selling during the fourth quarter of fiscal 2005. This increase was offset by a decrease in sales of NVIDIA nForce3 and NVIDIA nForce2 products.

 WMP Business

WMP Business revenue was $23.2 million for the third quarter of fiscal 2006 and $11.1 million for the third quarter of fiscal 2005, which represents an increase of 109.1%.  WMP Business revenue increased by 50.7% to $33.1 million for the first nine months of fiscal 2006 compared to $22.0 million for the first nine months of fiscal 2005. The overall increase in WMP Business revenue is due to an increase in unit sales volume of high-end feature phone products and revenue recognized as a result of a development contract.

Consumer Electronics Business

Consumer Electronics Business revenue was $9.9 million for the third quarter of fiscal 2006 and $109.2 million for the third quarter of fiscal 2005, which represents a decrease of 90.9%.  Consumer Electronics Business revenue decreased by 31.9% to $149.6 million for the first nine months of fiscal 2006 compared to $219.7 million for the first nine months of fiscal 2005. The decrease in our Consumer Electronics Business is a result of decreased and discontinued sales of our Xbox-related products to Microsoft. During our fiscal 2004, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft. During fiscal 2006, we recognized revenue from our contractual arrangements with SCE for the development of its PlayStation3. No such revenue was recognized during our fiscal 2005 as our definitive agreement with SCE was not executed until the first quarter of fiscal 2006.

Consolidated Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 90% and 67% of revenue for the third quarter of fiscal 2006 and 2005, respectively. Revenue from sales to customers outside of the United States and other Americas accounted for 83% and 74% of revenue for the first nine months of fiscal 2006 and 2005, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.  The increase in the percentage of revenue from sales to customers outside of the United States and other Americas is primarily due to decreased and discontinued sales of our Xbox-related products, which were billed to Microsoft in the United States.

Sales to Microsoft as a percentage of revenue were nil for the third quarter of fiscal 2006 and 7% of revenue for the first nine months of fiscal 2006. Our other two largest customers accounted for approximately 31% of revenue for the third quarter of fiscal 2006 and 27% of revenue for the first nine months of fiscal 2006. Sales to Microsoft accounted for approximately 21% of revenue for the third quarter of fiscal 2005 and 16% of revenue for the first nine months of fiscal 2005. Our other two largest customers accounted for approximately 24% of revenue for the third quarter of fiscal 2005 and 28% of revenue for the first nine months of fiscal 2005.

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

Our gross margin was 39.1% and 32.3% for the third quarter of fiscal 2006 and the third quarter of fiscal 2005, respectively. Our gross margin was 37.6% and 31.6% for the first nine months of fiscal 2006 and the first nine months of fiscal 2005, respectively. A discussion of our gross profit results for each of our operating segments is as follows:

GPU Business

The gross margin of our GPU Business increased during the third quarter and the first nine months of fiscal 2006 as compared to the third quarter and the first nine months of fiscal 2005, primarily due to the sale of our GeForce 7 series GPUs and increased sales of our GeForce 6 series GPUs, which collectively now account for approximately 80% of our GPU Business revenue.  In addition, revenue from our NVIDIA Quadro workstation products, which typically provide the highest gross margins of any of our products, increased as a percentage of our total GPU Business revenue during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.

MCP Business

The gross margin of our MCP Business increased during the third quarter and the first nine months of fiscal 2006 as compared to the third quarter and the first nine months of fiscal 2005 primarily due to the increase in revenue from sales of our NVIDIA nForce3 and NVIDIA nForce4 products, which to date have experienced higher gross margins than our previous generations of NVIDIA nForce products.

 WMP Business

The gross margin of our WMP Business increased during the third quarter and the first nine months of fiscal 2006 as compared to the third quarter and the first nine months of fiscal 2005 primarily due to the inventory write-off in the third quarter of fiscal 2005 of certain handheld products.

Consumer Electronics Business

The gross margin of our Consumer Electronics Business increased during the third quarter and the first nine months of fiscal 2006 as compared to the third quarter and the first nine months of fiscal 2005 primarily due to the reduction of die costs for Xbox-related products, and the recognition of revenue from our contractual arrangements with SCE for the development of its PlayStation3.

Consolidated Gross Margin

The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and driving profitable growth.  We expect that our gross margin will be approximately 39% to 40% during the fourth quarter of fiscal 2006.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	Oct. 30,	Oct. 24,	$	%	Oct. 30,	Oct. 24,	$	%
	2005	2004	Change	Change	2005	2004	Change	Change
	(in millions)
Research and Development:
Salaries and related benefits	$51.7	$44.2	$7.5	17%	$150.6	$128.4	$22.2	17%
Computer software and lab equipment	11.9	10.0	1.9	19%	34.3	30.5	3.8	12%
New product development	6.6	9.3	(2.7)	(29%)	22.0	22.0	0.0	0%
Facility expense	8.0	8.0	0.0	0%	24.1	23.5	0.6	3%
Depreciation and amortization	14.5	14.4	0.1	1%	43.2	42.0	1.2	3%
License and development project costs	(7.5)	-	(7.5)	-	(21.8)	-	(21.8)	-
Other	2.7	2.0	0.7	35%	7.3	4.7	2.6	55%
Total	$87.9	$87.9	$0.0	-	$259.7	$251.1	$8.6	3%
Research and development as a percentage of net revenue	15.1%	17.0%			14.9%	17.4%

Research and development expenses were $87.9 million in both the third quarter of fiscal 2006 and the third quarter of fiscal 2005. Within the total of research and development expense, we experienced a $7.5 million increase in salaries and benefits related to 335 additional personnel and a $1.9 million increase in computer software and lab equipment. These increases were offset by an increase of $7.5 million in license and development project costs, primarily related to development costs related to our collaboration with SCE and other engineering costs related to a different development contract that are classified as cost of revenue in our condensed consolidated income statement or were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis. Neither of these development projects were in effect during the third quarter of fiscal 2005. New product development decreased $2.7 million due to a decrease in product tape-outs.

Research and development expenses were $259.7 million and $251.1 million for the first nine months of fiscal 2006 and fiscal 2005, respectively, an increase of $8.6 million, or 3%. This increase was primarily due to a $22.2 million increase in salaries and benefits related to 335 additional personnel, and a $3.8 million increase in computer software and lab equipment. Other expenses increased $2.6 million primarily due to travel and other employee related expenses related to expansion of our international sites. These increases were offset by an increase of $21.8 million in license and development project costs, primarily related to development costs related to our collaboration with SCE and other engineering costs related to a different development contract that are classified as cost of revenue in our condensed consolidated income statement or were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis. Neither of these development projects were in effect during the first nine months of fiscal 2005.

We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

Sales, General and Administrative

	Three Months Ended				Nine Months Ended
	Oct. 30,	Oct. 24,	$	%	Oct. 30,	Oct. 24,	$	%
	2005	2004	Change	Change	2005	2004	Change	Change
	(in millions)
Sales, General and Administrative:
Salaries and related benefits	$28.0	$24.1	$3.9	16%	$82.3	$69.4	$12.9	19%
Advertising and promotions	6.6	10.2	(3.6)	(35%)	20.3	33.9	(13.6)	(40%)
Legal and accounting fees	5.9	3.7	2.2	59%	14.5	7.8	6.7	86%
Facility expense	3.0	2.3	0.7	30%	9.2	6.8	2.4	35%
Depreciation and amortization	8.1	8.7	(0.6)	(7%)	24.4	26.5	(2.1)	(8%)
Other	2.9	1.1	1.8	(164%)	3.6	3.8	(0.2)	(5%)
Total	$54.5	$50.1	$4.4	9%	$154.3	$148.2	$6.1	4%
Sales, general and administrative as a percentage of net revenue	9.3%	9.7%			8.9%	10.3%

Sales, general and administrative expenses were $54.5 million and $50.1 million in the third quarter of fiscal 2006 and fiscal 2005, respectively, an increase of $4.4 million, or 9%. This increase was primarily due to a $3.9 million increase related to 95 additional personnel, and a $2.2 million increase in legal expenses primarily due to 3dfx Interactive, Inc., or 3dfx, and American Video Graphics, or AVG, litigation activity. These increases were offset by a $3.6 million decrease in advertising and promotions, primarily associated with a reduction in certain marketing programs, trade show expenses and advertising during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

Sales, general and administrative expenses were $154.3 million and $148.2 million for the first nine months of fiscal 2006 and fiscal 2005, respectively, an increase of $6.1 million, or 4%. This increase was primarily due to a $12.9 million increase related to 95 additional personnel, a $6.7 million increase in legal expenses primarily due to certain insurance reimbursements that were received during the first nine months of fiscal 2005 and increased litigation activity related to 3dfx and AVG, and a $2.4 million increase in facilities expense due primarily to the expansion of our international sites. These increases were offset by a $13.6 million decrease in advertising and promotions, primarily associated with a reduction in certain marketing programs, trade show expenses and advertising during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. In addition, deprecation and amortization decreased $2.1 million primarily due to the end of the estimated useful life of some intangible assets that occurred during the fourth quarter of fiscal 2005.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations and global business expansion efforts, expand our sales, launch our new products, and protect our business interests.

Settlement Costs

Settlement costs were $14.2 million for the three and nine months ending October 30, 2005.  The settlement costs are associated with two litigation matters, 3dfx and AVG.  Neither of these cases is finally settled and each is subject to judicial review and the completion of appropriate procedures and documents. However, based on the developments in each case, we have concluded that a loss is probable and that we can reasonably estimate the amount of loss.  Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further information.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $5.4 million and $2.6 million in the third quarter of fiscal 2006 and fiscal 2005, respectively, an increase of $2.8 million. Interest income was $14.1 million and $8.2 million for the first nine months of fiscal 2006 and fiscal 2005, respectively, an increase of $5.9 million. The increases are primarily the result of higher average balances of cash, cash equivalents, and marketable securities and higher yields.

Interest expense consists primarily of interest incurred as a result of capital lease obligations.

Income Taxes

We recognized income tax expense of $12.4 million and $6.5 million in the third quarter of fiscal 2006 and fiscal 2005, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 16% for the third quarter of fiscal 2006 and 20% for the third quarter of fiscal 2005. We recognized income tax expense of $39.0 million and $13.1 million for the first nine months of fiscal 2006 and fiscal 2005, respectively. Our annual effective tax rate was 16% for the first nine months of fiscal 2006 and 20% for the first nine months of fiscal 2005. During the second quarter of fiscal 2006, we reduced our effective tax rate to 16% for the fiscal year from the 20% effective tax rate used in the first quarter of fiscal 2006, primarily as a result of changes in our geographic mix of income subject to tax. Our annual effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions and research and development tax credits.

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

Liquidity and Capital Resources

As of October 30, 2005, we had $786.2 million in cash, cash equivalents and marketable securities, an increase of $116.2 million from $670.0 million at the end of fiscal 2005. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $221.0 million and $33.0 million during the first nine months of fiscal 2006 and fiscal 2005, respectively. Cash flows from operating activities for the first nine months of fiscal 2006 were derived primarily from our net income of $204.5 million, and a decrease of $30.7 million in our inventories on our condensed consolidated balance sheet. Offsetting these increases is an increase in our accounts receivable of $55.6 million, primarily due to the decreased linearity of sales during the third quarter of fiscal 2006, which resulted in a higher percentage of our shipments in the last month of the quarter when compared to the fourth quarter of fiscal 2005, and a decrease of our accounts payable of $62.5 million primarily due to the difference in timing of when payments were made to vendors in the third quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005.

Cash used in investing activities has consisted primarily of investments in marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $31.1 million during the first nine months of fiscal 2006. Net cash used by investing activities during the first nine months of fiscal 2006 was primarily due to $56.2 million of cash used for capital expenditures, including purchases of new research and development equipment, hardware equipment, technology licenses, software and intangible assets, offset by $34.8 million of net sales of marketable securities. In addition, we used cash of $9.7 million related to investments in two private companies. We expect to spend approximately $15 million to $25 million for capital expenditures during the remainder of fiscal 2006, primarily for purchases of software licenses, emulation equipment, computers and engineering workstations. In addition, we may use cash in connection with the acquisition of new businesses or assets.

Financing activities used cash of $34.1 million during the first nine months of fiscal 2006, primarily as a result of $138.5 million of cash used in our stock repurchase program, offset by $104.7 million derived from common stock issued under employee stock plans.

Stock Repurchase Program

On August 9, 2004 we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and an incremental number of shares of our common stock, within a minimum and a maximum, at the end of the term of the agreement. During the third quarter of fiscal 2006, we repurchased 1.3 million shares of our common stock for $40.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the third quarter of fiscal 2006, we have repurchased 7.2 million shares under our stock repurchase program for a total cost of approximately $163.1 million.

Operating Capital and Capital Expenditure Requirements

Except for the situation described in the “American Jobs Creation Act of 2004” section below, we believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. If we were to need additional equity or debt financing, it may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:
  decreased demand and market acceptance for our products and/or our customers’ products;
  inability to successfully develop, and produce in volume, our next-generation products;
  competitive pressures resulting in lower than expected average selling prices; and
  new product announcements or product introductions by our competitors.
For additional factors see the section entitled “Business Risks.”

Other key factors that could affect our liquidity include:

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act provides a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit NVIDIA. We expect to complete such evaluation before the end of our fiscal year 2006. The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. We may need to acquire additional capital as a result of any decision that we may make to repatriate foreign earnings. As such, we may seek to borrow such capital prior to the end of our fiscal 2006.

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

3dfx Asset Purchase

The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors of 3dfx reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, which will be subject to the review and approval of the Bankruptcy Court, calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three months ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. Please see Part I, Item 1, Note 11, “Litigation” for further information regarding this litigation.

Contractual Obligations

As of October 30, 2005, our outstanding inventory purchase obligations decreased to approximately $349 million from approximately $457 million as of January 30, 2005, primarily due to a decrease in purchase orders from the ramping of our GeForce 6 series of GPUs in the fourth quarter of fiscal 2005. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 30, 2005. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 30, 2005 for a description of our contractual obligations.

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

During the first quarter of fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans. As a result of recent regulatory guidance, including SAB No. 107, and in anticipation of the impending effective date of SFAS No. 123(R), we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our first quarter of fiscal 2006. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Additionally, in the first quarter of fiscal 2006, we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to make full use of the capabilities of the binomial valuation model. As such, the expected term is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

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

In June 2005, the FASB ratified the Emerging Issues Task Force’s, or EITF’s, Issue No. 05-06, or EITF No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired. We adopted EITF No. 05-06 during the second quarter of fiscal 2006 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our inventory purchases are based upon future demand forecasts, which may not accurately predict the quantity or type of our products that our customers will want in the future. In forecasting demand, we must make multiple assumptions which may prove to be incorrect. Situations that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory and/or a forced reduction in average selling prices, and where our gross margin could be adversely affected include:
  if there was a sudden and significant decrease in demand for our products;
  if there was a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;
  if we fail to estimate customer demand properly for our old products as our new products are introduced; or
  if our competition were to take unexpected competitive pricing actions.
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

Because we order materials in advance of anticipated customer demand our ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls is limited.

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

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue and our gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers would reduce our gross margin. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall could damage our reputation and result in our customers working with our competitors.

To stay competitive, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

 If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,566 full-time employees engaged in research and development as of October 30, 2005, compared to 1,384 employees as of July 31, 2005. Research and development expenditures represented 15.1% and 14.9% as a percentage of revenue during the third quarter of fiscal 2006 and the first nine months of fiscal 2006, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 26.8% and 24.6% of our total revenue during the third quarter of fiscal 2006 and the first nine months of fiscal 2006, respectively. Operating expenses included litigation settlement costs of $14.2 million in both the three and nine months ending October 30, 2005. Since we typically recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

PCI Express enables a new level of performance for high bandwidth applications like graphics and networking. Industry adoption of PCI Express was slower than we expected during fiscal 2005, has continued to be slower than we expected during the first nine months of fiscal 2006, and there is no assurance that the adoption rate will increase during the fourth quarter of fiscal 2006. If the adoption rate of PCI Express does not increase or our PCI Express compatible products do not meet consumer and/or customer demand or expectations, we may experience a decrease in revenue relative to market expectations and/or an increase in inventory.

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
  anticipate the features and functionality that customers and consumers will demand;
  incorporate those features and functionalities into products that meet the exacting design requirements of OEMs, ODMs, and add-in board and motherboard manufacturers;
  price our products competitively; and
  introduce products to the market within the limited design cycle for OEMs, ODMs, and add-in board and motherboard manufacturers.
If OEMs, ODMs, and add-in board and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their design systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our OEMs and ODMs in an attempt to allow us to better anticipate and address customer needs in new products so that our products will achieve design wins.

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

The process of being qualified for inclusion in an OEM product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could result in a loss of market share and harm our business. Even if we do have design wins for OEM and ODM products, we may not be able to successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the OEM, ODM, add-in board and motherboard manufacturers’ design cycles as well as other market demand. Even if we achieve a significant number of design wins, there can be no assurance that our OEM and ODM customers will actually take the design to production or that the design will be commercially successful. Furthermore, there may be changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products that could negatively impact the success of our products. Any of these factors could result in a loss of market share and could negatively impact our financial results.

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
A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking segments and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and other manufacturers. If these relationships are not successful, we may not be able to develop new products in a timely manner, which could result in a loss of market share, a decrease in revenue and a negative impact on our operating results. Our failure to successfully develop, introduce or achieve market acceptance for new processors would harm our business.

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

Risks Related to Our Partners and Customers

We may not be successful in developing the graphics processor required for SCE’s PlayStation3 within the time frame necessary to achieve commercial success and, even if successful, there can be no assurance that the PlayStation3 will achieve long term commercial success.

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3.  Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.   In fiscal 2006, we expect to recognize revenue of approximately $50 million from development, software, and license fees associated with this collaboration.   Depending on the ultimate success of this next-generation platform, we expect to generate, starting in fiscal 2007, revenue ranging from $50 million to $100 million annually from license fees and royalties over the next five years, with the possibility of additional royalties for several years thereafter.  We may not be successful in developing the graphics processor required for SCE’s PlayStation3 within the time frame necessary to achieve commercial success. In addition, even if the graphics processor is developed on a timely basis there can be no assurance that the PlayStation3 will achieve long term commercial success, given the intense competition in the game console market.  As such, our revenue and gross margin may be adversely affected if any of these risks occur.

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
  disruption of or delays in ongoing research and development efforts;
  diversion of capital and other resources;
  assumption of liabilities;
  diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
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

During our fiscal 2004, Microsoft announced that it had entered into an agreement with one of our competitors to develop technology for future Xbox products and services.  During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft. Sales to Microsoft as a percentage of revenue were nil for the third quarter of fiscal 2006, and 21% of revenue for the third quarter of fiscal 2005. Revenue from Microsoft for the first nine months of fiscal 2006 was $118.4 million, or 7% of our total revenue. As a result of the loss of future Xbox-related revenue from Microsoft, we will need to continue to increase revenue from our other customers in order to be able to maintain our historical revenue levels and operating results. If we do not continue to replace our Xbox-related revenue with revenue from other customers, our operating results will be adversely affected.

We sell our products to a small number of customers and our business could suffer by the loss of any of these customers.

We have only a limited number of customers and our sales are highly concentrated. Sales to Microsoft as a percentage of revenue were nil for the third quarter of fiscal 2006 and 7% of revenue for the first nine months of fiscal 2006. Our other two largest customers accounted for approximately 31% of revenue for the third quarter of fiscal 2006 and 27% of revenue for the first nine months of fiscal 2006.  During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we will recognize revenue from the sale of our Xbox-related products to Microsoft. Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize TSMC, IBM, UMC and Chartered to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. The foundries we use have no obligation to provide us with any specified minimum quantities of product. TSMC, IBM, UMC and Chartered fabricate wafers for other companies, including some of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with TSMC, IBM, UMC, Chartered and any other manufacturers we may use to ensure adequate product supply and competitive pricing to respond to customer demand. Any difficulties with our foundries and independent contractors would harm our business.

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

The market for GPUs, MCPs and WMPs is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard Application Programming Interfaces, or APIs, manufacturing capabilities, price of processors and total system costs of add-in boards and motherboards. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business.

An additional significant source of competition is from companies that provide or intend to provide GPU, MCP, and WMP solutions. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:
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

A significant portion of our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 90% and 83% of our total revenue from sales to customers outside of the United States and other Americas for the third quarter of fiscal 2006 and the first nine months of fiscal 2006, respectively. The manufacture, assembly, test and packaging of our products outside of the United States and sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:
  international economic and political conditions;
  unexpected changes in, or impositions of, legislative or regulatory requirements;
  labor issues in foreign countries;
  cultural differences in the conduct of business;
  inadequate local infrastructure;
  delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
  transportation delays;
  longer payment cycles;
  difficulty in collecting accounts receivable;
  fluctuations in currency exchange rates;
  imposition of additional taxes and penalties;
  different legal standards with respect to protection of intellectual property;
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

Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry as companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS Directive. Effective July 2006, the RoHS Directive is European legislation that restricts the use of a number of substances, including lead. However, it is possible that unanticipated supply shortages or delays or excess non-compliant inventory may occur as a result of these new regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities. We believe that our products will be compliant with the RoHS Directive and that materials will be available to meet these emerging regulations.

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

Our business is directly affected by market conditions in the highly cyclical semiconductor industry, including alternating periods of overcapacity and capacity constraints, variations in manufacturing costs and yields, significant expenditures for capital equipment and product development and rapid technological change. If we are unable to respond to changes in our industry, which can be unpredictable and rapid, in an efficient and timely manner, our operating results could suffer. In particular, from time to time, the semiconductor industry has experienced significant and sometimes prolonged downturns characterized by diminished product demand and accelerated erosion of average selling prices. If we cannot take appropriate actions such as reducing our manufacturing or operating costs to sufficiently offset declines in demand during a downturn, our revenue and earnings will suffer.

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

We are currently involved in patent litigation. On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against us in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys fees and triple damages because of our alleged willful infringement of these patents. NVIDIA filed a response to this complaint in December 2004. After a case management conference in July 2005, discovery has just begun and a trial date has now been set for July 2006. A court mandated mediation is set for January 12, 2006. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants, not including NVIDIA, in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. Each of the three lawsuits target a different group of defendants; one case involves approximately twenty of the leading personal computer manufacturers, the PC Makers Case, one case involves the three leading video game console makers, the Game Console Case, and one case involves approximately ten of the leading video game publishers, the Game Publishers Case. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits, the PC Makers Case and the Game Console Case. Our complaint in intervention alleged that both the patents in suit are invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents are not infringed. Two other leading suppliers of graphics processing products, Intel Corporation, or Intel, and ATI Technologies, Inc., or ATI, also intervened in the cases, ATI in both the PC Makers and Game Console Case, and Intel in the PC Makers Case.

On November 4, 2005, AVG and substantially all of the named defendants and intervenors, including NVIDIA, reached a settlement in principle of all pending claims; the only surviving claims will relate solely to two non-settling defendants. As part of the settlement, the defendants and intervenors have agreed to pay an undisclosed aggregate amount to AVG. In exchange, all pending claims between the settling parties will be dismissed with prejudice, and AVG will grant to all settling parties a full release of all claims for past damages and a full license for all future sales of accused products under all of AVG’s patents, including the patents in suit. In addition, as part of the settlement, all settling defendants and intervenors have agreed to fully and finally waive any claims for indemnification they may have had against any other settling party. The settlement is subject to the negotiation and execution of a definitive settlement agreement by all settling parties. The process of drafting the settlement documents is underway and we believe we can reasonably anticipate court approval of the settlement before the end of December 2005. During the three months ended October 30, 2005, we accrued our share of the aggregate undisclosed settlement amount.

Our defenses against these suits may be unsuccessful. If these cases go forward, or if other patent litigation matters involving us arise, we expect that they will result in additional legal and other costs, regardless of the outcome, which could be substantial.

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
  assert claims of infringement;

  enforce our patents;
  protect our trade secrets or know-how; or
  determine the enforceability, scope and validity of the propriety rights of others.
If infringement claims are made against us, we may seek licenses under the claimants’ patents or other intellectual property rights. In addition, we or an indemnified customer may be required to obtain a license to a third parties’ patents or intellectual property. However, licenses may not be offered to us at all or on terms acceptable to us, particularly by competitors. If we fail to obtain a license from a third party for technology that we use or that is used in one of our products used by an indemnified customer, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products either of which could reduce our revenue and harm our business. Furthermore, the indemnification of a customer may increase our operating expenses which could negatively impact our operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of October 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 11, “Litigation” for discussion of our legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1, 2005 through August 28, 2005	-	$ -	-	$176,846,554

August 29, 2005 through September 25, 2005	-	$ -	-	$176,846,554

September 26, 2005 through October 30, 2005	1,306,884 (3)	$30.61	1,306,884 (3)	$136,846,554

Total	1,306,884	$30.61 (2)	1,306,884

(1) We have an ongoing authorization from the Board of Directors, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $300.0 million on the open market or in negotiated transactions through August 2007.

(2) Represents average price paid per share during the third quarter of fiscal 2006.

(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the third quarter of fiscal 2006, we repurchased 1.3 million shares of our common stock for $40.0 million under a structured share repurchase transaction. This transaction required that we make an up-front payment.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2005.

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