Form 10-K
period 2006-01-29
NVIDIA CORP
filed 2006-03-16
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 29, 2006

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
Common stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2005 was approximately $4,226,770,945 (based on the closing sales price of the registrant’s common stock on July 29, 2005). Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of July 29, 2005. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 3, 2006 was 174,485,396.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by May 29, 2006.

NVIDIA CORPORATION

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements including, but not limited to, our corporate strategy, our anticipated growth and areas of growth, our fastest growing businesses, factors contributing to growth, international expansion, the features, benefits, capabilities, performance, production and availability of our technology and products, focus on development of cost effective architectures, development of new products, demand for graphics processors in new product areas, product life cycles, average selling prices, the importance of design wins, employees, ability to attract and retain qualified personnel, market share, research and development, backlog, seasonality, gross margin, revenue, sources of revenue and revenue mix, expenditures and expenditure mix, including capital expenditures, areas of increased expenditures, cash flow and cash balances, liquidity, uses of cash, investments of our cash and marketable securities, tax rates, quarterly and annual results of operations, foreign currency risk strategy, critical accounting policies, the impact of recent accounting pronouncements, inventories, our relationship with and the development of a graphics processing unit, or GPU, for Sony Computer Entertainment and the royalties to that GPU, HD and Blu-ray video, use of our products by Apple Computer, Inc., Windows Vista, the importance and benefits of strategic relationships, customer demand, our reliance on a limited number of customers, platform innovations and solutions, stock option grants and our employee stock purchase plan, expensing of stock based compensation, our stock repurchase program, our competitors, expectations regarding competition, our competitive position, factors affecting competition, payment of dividends, sufficiency of our facilities, our intellectual property and intellectual property strategy, litigation and settlement of litigation, internal control over financial reporting, and compliance with environmental laws and regulations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, delays in the development or release of new products, delays in volume production of our products, loss of market share for our GPU Business, changes in customer demands, slower than anticipated adoption of new technology, slower than anticipated growth of new markets, delays in the release of Windows Vista, changes to Windows Vista before its commercial release, our inability to compete in new markets, the write-down or write-off of inventory, reduction in demand for or market acceptance of our products or technologies, manufacturing defects, software bugs, competitive pricing pressure, release of new products by our competitors, disruptions in our strategic relationships such as with our key suppliers, insufficient manufacturing availability, reliance on third parties to manufacture and test our products, fluctuations in general economic conditions, international and political conditions, the loss of an important customer, our ability to safeguard our intellectual property, developments in and expenses related to litigation, developments in litigation settlements and the matters set forth in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Item 1. Business”, “Item 1A. Risk Factors”, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, “Item 6. Selected Financial Data”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” all references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

NVIDIA, GeForce, SLI, GoForce, NVIDIA Quadro, NVIDIA nForce, TurboCache, PureVideo and the NVIDIA logo are our trademarks or registered trademarks in the United States and other countries that are used in this document. We may also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: graphics processing units, or GPUs, media and communications processors, or MCPs, Handheld GPUs, and Consumer Electronics. Our GPU Business is composed of products that support desktop personal computers, or PCs, notebook PCs and professional workstations; our MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft Corporation, or Microsoft, relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.

Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA digital media processors as a core component of their entertainment and business solutions. Our award-winning GPUs deliver superior performance and crisp visual quality for PC-based applications such as manufacturing, science, e-business, entertainment and education. Our critically-acclaimed MCPs perform highly demanding multimedia processing for secure broadband connectivity, communications and breakthrough audio functions. Our handheld GPUs deliver an advanced visual experience by accelerating graphics and video applications while implementing design techniques that result in high performance and low power consumption.

Our Business

GPU Business

The combination of the programmable GPU with Microsoft’s, DirectX 9.0 high-level shading language is known as DirectX 9.0 GPUs. The flexibility and power of DirectX 9 GPUs can enhance high-definition, or HD, digital video, image processing and editing for digital photographs, as well as bring a “cinematic look” to computer graphics. Technology and market leadership in this generation of GPUs continues to be a key element of our corporate strategy. The successful production launch of our GeForce 6800 and 6600 GPU series in fiscal 2005 led to our increase in market share from 21% to 67% of the Performance DirectX 9.0-compatible graphics controller segment, according to the Mercury Research Fourth Quarter 2003 and 2004 PC Graphics Reports, respectively. In fiscal 2006, our strategy was to extend our architectural and technology advantage by leading the industry with our second-generation GPU to support DirectX 9 Shader Model 3.0 - the GeForce 7800 GPU. By successfully extending our leadership position in the performance segment with the production release of the GeForce 7800 in June 2005, we grew our market share from 67% to 79%, according to the Mercury Research Fourth Quarter 2004 and 2005 PC Graphics Reports, respectively. In January 2006, we launched and initiated sales of the GeForce 7300 GPU, our first mainstream version of the GeForce 7 Series. The GeForce 6 and 7 Series desktop and notebook GPUs are designed to be compatible with Microsoft’s next generation operating system, Microsoft Windows Vista, or Vista, which is scheduled to be released in the second half of calendar 2006. Vista is expected to mark a dramatic improvement in the way the Windows operating system takes advantage of the PC’s GPU to provide a positive user experience.

The NVIDIA Quadro brand has become the benchmark of performance and compatibility for the professional industry.  During fiscal 2006, the growth in our Quadro professional workstation products was a reflection of the digital revolution sweeping nearly every industry, from industrial design, to industrial styling, to film, to HD broadcast, to medical imaging and many more. In the future, we expect the growth of our professional workstation products to be influenced by the demand for HD content creation, HD video editing and HD broadcast.

MCP Business

The NVIDIA nForce family of products represents our MCPs for Advanced Micro Devices, Inc., or AMD, and Intel Corporation, or Intel,-based desktop, notebook, professional workstations and servers. Our strategy for MCPs aligns with what we anticipate will drive growth such as multi-core, ever-increasing-speed networking and storage technologies, and integration of complex features such as virtualization, security processing, network processing and more. The In-Stat Trendy Chipset for the x86 Processor Report projects strong growth for PC chipsets through the end of this decade: from $7.6 billion in 2006 to over $10 billion in 2009. In September 2005, we introduced our first integrated graphics core logic solutions in more than two years, the GeForce 6100 Series GPU and NVIDIA nForce 400 Series MCP. We offer the industry’s first and only integrated core logic to feature DirectX 9.0 and Shader Model 3.0 technology. We also offer PureVideo technology, a HD video processor designed to deliver a home theater-quality movie watching experience on PCs and media centers. NVIDIA is now the third largest core logic supplier in the world, according to the Mercury Research Fourth Quarter 2005 PC Graphics Report. We are the largest supplier of AMD 64 chipsets with 38% segment share. NVIDIA nForce MCP unit shipments for AMD64-based CPUs increased over 510% year-over year, based on the Mercury Research Fourth Quarter 2005 PC Processor Forecast Report.

Handheld GPU Business

Our strategy in our Handheld GPU Business is to lead innovation and capitalize on the emergence of the cellular phone as a versatile consumer lifestyle device. The hallmark of every device in the NVIDIA GoForce product family is to provide a high-performance, visually rich multimedia experience on cellular phones and handheld devices. These products deliver an advanced visual experience by accelerating graphics and video applications, and supporting the most demanded features and capabilities. GoForce handheld GPUs implement innovative design techniques, both inside the chips and at the system level, which result in high performance and long battery life. These technologies enhance visual display capabilities, improve connectivity, and minimize chip and system-level power consumption. GoForce products can be found in advanced multimedia cellular phones, PDAs, and other handheld devices.

Consumer Electronics Business

Our Consumer Electronics Business is composed of our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft.

Our Products

We have four major product groups: GPUs, MCPs, Handheld GPUs, and Consumer Electronics. Each of our product lines is designed to provide the advanced processing of a combination of graphics, HD video, audio, communications, network security and storage. Our products are designed to support and deliver the maximum performance for the most current standards as determined by each industry segment, and to provide a comprehensive set of features that enhance the overall operation and compatibility of each platform they support.

GPUs. Our GPU products support desktop PCs, notebook PCs and professional workstations. We have three major families of GPUs: GeForce, Go and NVIDIA Quadro.

GeForce. The GeForce family represents our desktop GPUs and includes the GeForce7, GeForce 6, GeForce FX and GeForce4 families. In March 2005, we introduced two new GeForce 6 GPUs: a 512MB version of the GeForce 6800 Ultra designed for the enthusiast segment, and a new lower-cost AGP version of the GeForce 6200 GPU, designed to bring DirectX 9.0 Shader Model 3.0 technology to the mainstream segment. Our most advanced GPU family is the

GeForce 7 series. In June 2005, we launched and shipped our second generation Shader Model 3.0 GPU, the GeForce 7800 GTX, which is designed to address the high-end enthusiast desktop PC segment. In August 2005, we launched and shipped our second GeForce 7 GPU, the GeForce 7800 GT, which is designed to address the high-end performance desktop PC segment. In November 2005, we introduced and shipped the GeForce 7800 GTX 512 GPU, which contains over 302 million transistors and is the industry’s only mainstream GPU to incorporate 64-bit high dynamic range, or HDR. The GeForce 7800 class of GPUs is designed for the enthusiast consumer segment. In November 2005, we introduced the GeForce 6800 GS GPU, which is designed for the mainstream segment. In January 2006, we launched and shipped the GeForce 7300 GS and GeForce 7300 LE GPUs, our first mainstream versions of the GeForce 7 Series. The GeForce 6600 and GeForce 6200, the GeForce FX 5200 and GeForce4 currently deliver a balance of performance and features for the mainstream desktop PC segments.

GeForce Go and NVIDIA Quadro Go. The GeForce Go and NVIDIA Quadro Go families represent our notebook GPUs and include the GeForce 7 Go, GeForce 6 Go, GeForce FX Go, GeForce4 Go, and NVIDIA QuadroFX Go GPUs. These GPUs are designed to deliver desktop graphics performance and features for multiple notebook configurations from desktop replacements, multimedia notebooks and thin-and-lights to notebook workstations. The GeForce Go products are designed to serve the needs of both professional and consumer users. The NVIDIA Quadro Go products are designed to serve the needs of workstation professionals in the area of product design and digital content creation. In February 2005, we introduced the GeForce Go 6600 and GeForce Go 6800 Ultra notebook GPUs, both of which are designed specifically to deliver advanced multimedia functionality without sacrificing portability. In September 2005, we launched and shipped the new GeForce Go 7800 GTX, the flagship of the NVIDIA notebook GPU product line. In January 2006, we introduced a complete family of notebook GPUs - the GeForce Go 7800, GeForce Go 7600 and GeForce Go 7400 - all based on our second generation Shader Model 3.0 architecture and designed to deliver cutting-edge 3D, HD home theatre-quality video and advanced power management to the notebook segment.

NVIDIA Quadro. The NVIDIA Quadro branded products are designed to be robust, high-performance professional workstation solutions that are available for high-end, mid-range, entry-level and multi-display product lines. The NVIDIA Quadro family, which consists of the NVIDIA Quadro FX, NVIDIA Quadro4 and the NVIDIA Quadro NVS professional workstation processors are designed to meet the needs of a number of workstation applications such as industrial product design, digital content creation, non-linear video editing, scientific and medical visualization, general purpose business and financial trading. NVIDIA Quadro products are fully certified by several software developers for professional workstation applications, and are designed to deliver the graphics performance and precision required by professional applications. In July 2005, we introduced two new NVIDIA Quadro GPUs, the NVIDIA Quadro FX 4500 and the NVIDIA Quadro FX 3450, which are designed for the high-end and mainstream professional segments, respectively. Both products support our Scalable Link Interface, or SLI, technology. In October 2005, we announced that we are the exclusive provider of all graphics cards for the first peripheral component interconnect, or PCI, Express platform from Apple Computer, Inc., or Apple. In addition, the first ever Apple Power Mac will incorporate our Quadro Professional-class GPU.

MCPs. Our MCP product family, known as NVIDIA nForce, supports desktop PCs, notebook PCs, professional workstations and servers.

NVIDIA nForce. The NVIDIA nForce family represents our MCPs for AMD and Intel-based desktop PCs, notebook PCs, professional workstations and servers and includes the NVIDIA nForce2, NVIDIA nForce3, NVIDIA nForce4, NVIDIA nForce Professional, GeForce 6100 Series GPUs and NVIDIA nForce 400 Series MCP motherboard solutions. We define an MCP as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host CPU. The NVIDIA nForce2 integrates a comprehensive set of multimedia capabilities, such as two-dimensional, or 2D, three-dimensional, or 3D, digital video disc, or DVD, HD television, or HDTV, Dolby Digital audio playback and fast broadband and networking communications. The NVIDIA nForce2 family is designed to be compatible with AMD’s Sempron microprocessors. The NVIDIA nForce3 and NVIDIA nForce4 families are single-chip MCPs, designed to be compatible with AMD64 and Opteron 64-bit CPUs. The NVIDIA nForce3 products are designed to complement 64-bit CPUs and deliver innovative technologies for networking, storage and system performance. NVIDIA nForce4 products are designed to provide a combination of SLI technology and PCI Express support for Intel and AMD64 and Opteron-based platforms. In April 2005, we announced the availability of our NVIDIA nForce4 SLI Intel Edition MCP for Intel-based platforms. This line of core-logic solutions incorporates a host of new and innovative features that had never before been available on the Intel platform and extended the NVIDIA nForce brand into new segments. In June 2005, we made our SLI technology available to users in the mainstream segment with the release of our GeForce 6600 GPU. In August 2005, we announced that the NVIDIA nForce4 SLI X16 Intel Edition technology featured in the Dell Dimension XPS 600 desktop PC was immediately available. In September 2005, we introduced our first motherboard graphics solutions in more than two years, the GeForce 6100 Series GPU and NVIDIA nForce 400 Series MCP. We offer the industry’s first and only integrated core logic to feature DirectX 9.0 and Shader Model 3.0 technology. In January 2006, we announced two new MCPs for the Intel platform, the NVIDIA nForce4 SLI XE and NVIDIA nForce4 Ultra, both of which provide the system-builder and do-it-yourself communities with two new lower cost discrete motherboard solutions for Intel PC platforms.

Handheld GPUs. Our Handheld GPU product family, known as GoForce, supports handheld personal digital assistants, or PDAs, and multimedia cellular phones.

GoForce. The GoForce family represents our handheld GPUs for a wide range of multimedia cellular phones and handheld devices. The GoForce 2100 and GoForce 2150 GPUs are two of the first handheld GPUs to offer hardware acceleration engines for 2D graphics to manufacturers that support liquid crystal display, or LCD, screen resolutions up to 320 x 240 pixels. The GoForce 3000 and GoForce 4000 offer a host of advanced features for cellular phones and PDAs, including support for up to 3-megapixel image capture, accelerated graphics for gaming, and motion Joint Photographic Experts Group, or JPEG, capture and playback. Our GoForce 4000, GoForce 4500 and GoForce 4800 handheld GPUs are the first to provide programmable 3D shaders, along with high-quality multi-megapixel still image and video processing in a single-chip package. Using dedicated hardware accelerator engines, the GoForce family delivers high performance multimedia applications and drives high-resolution displays, while extending handheld battery life through a variety of unique power management techniques. In the third quarter of fiscal 2006, Motorola Inc. and Sony Ericsson Mobile Communications AB launched Third Generation, or 3G, models of their RAZR and Walkman portable phones, respectively, that are both powered by our GoForce GPUs.

Consumer Electronics. Our Consumer Electronics product group is concentrated in products that support video game consoles and other digital consumer electronics devices.

Playstation3. In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. We have successfully reached many development milestones and we believe that we are on target to achieve the goals set by SCE under this agreement.

Xbox. Our Xbox platform processor supported Microsoft’s initial Xbox video game console. The Xbox platform processor featured dual-processing architecture, which included our GPU designed specifically for the Xbox, or XGPU, and our MCP to power the Xbox’s graphics, audio and networking capabilities.  We also have a license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices. During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft.

Our Strategy

We design our GPUs, MCPs and handheld GPUs to enable our PC OEMs, ODMs, system builders, motherboard and add-in board manufacturers, and cellular phone and consumer electronics OEMs, to build award-winning products by delivering state-of-the-art features, performance, compatibility and power efficiency while maintaining competitive pricing and profitability. We believe that by developing 3D graphics, HD video and media communications solutions that provide superior performance and address the key requirements of each of the product segments we serve, we will accelerate the adoption of HD digital media platforms and devices throughout these segments. We combine scalable architectural technology with mass market economies-of-scale to deliver a complete family of products that spans professional workstations, to consumer PCs, to mulitmedia-rich cellular phones.

Our objective is to be the leading supplier of performance GPUs, MCPs and handheld GPUs. Our current focus is on the desktop PC, professional workstation, notebook PC, servers, mulitmedia-rich cellular phones and video game console product lines, and we plan to expand into other product lines. Our strategy to achieve this objective includes the following key elements:

Build Award-Winning, Architecturally-Compatible 3D Graphics, HD Video, Media Communications and Low Power Product Families for the PC, Handheld and Digital Entertainment Platforms.    Our strategy is to achieve market share leadership in these platforms by providing award-winning performance at every price point. By developing 3D graphics, HD video and media communications solutions that provide superior performance and address the key requirements of these platforms, we believe that we will accelerate the adoption of 3D graphics and rich digital media.

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

Sustain Technology and Product Leadership in 3D Graphics and HD Video, and Media Communications and Low Power.    We are focused on using our advanced engineering capabilities to accelerate the quality and performance of 3D graphics, HD video, media communications and low power processing in PCs and handheld devices. A fundamental aspect of our strategy is to actively recruit the best 3D graphics and HD video, networking and communications engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and handheld GPUs using independent design teams. As we have in the past, we intend to use this strategy to achieve new levels of graphics, networking and communications features and performance and low power designs, enabling our customers to achieve award-winning performance in their products.

Increase Market Share.    We believe that substantial market share will be important to achieving success. We intend to achieve a leading share of the market by devoting substantial resources to building award-winning families of products for a wide range of applications.

Use Our Expertise in Digital Multimedia.    We believe the synergy created by the combination of 3D graphics, HD video and the Internet will fundamentally change the way people work, learn, communicate and play. We believe that our expertise in HD graphics and system architecture positions us to help drive this transformation. We are using our expertise in the processing and transmission of high-bandwidth digital media to develop products designed to address the requirements of high-bandwidth concurrent multimedia.

Use our Intellectual Property and Resources to Enter into License and Development Contracts.  During fiscal 2006, we entered into license arrangements that require significant customization of our intellectual property components and we anticipate that we will enter into additional agreements during fiscal 2007.  For license arrangements that require significant customization of our intellectual property components, we generally recognize this license revenue using the percentage-of-completion method of accounting over the period that services are performed. For example, in April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3.  Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.

Sales and Marketing

Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of performance GPUs, MCPs, and handheld GPUs for PCs, handheld devices and consumer electronics platforms. Our sales and marketing teams work closely with each industry’s respective OEMs, ODMs, system integrators, motherboard manufacturers, add-in board manufacturers and industry trendsetters, collectively our channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support a competitive and complex design win process. We also employ a highly skilled team of application engineers to assist the channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving the channel’s time-to-market, maintaining a high level of customer satisfaction within the channel and fostering relationships that encourage customers to use the next generation of our products.

In the GPU, MCP, and handheld GPU segments we serve, the sales process involves achieving key design wins with leading OEMs and major system integrators and supporting the product design into high volume production with key ODMs, motherboard manufacturers and add-in board manufacturers. These design wins in turn influence the retail and system integrator channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent contract equipment manufacturers, or CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors each of which has relationships with a broad range of major OEMs and/or strong brand name recognition in the retail channel. In the handheld GPU segments we serve, the sales process primarily involves achieving key design wins directly with the leading handheld OEMs and supporting the product design into high-volume production. Currently, we sell a significant portion of our digital media processors directly to distributors, CEMs, ODMs, motherboard manufacturers and add-in board manufacturers, which then sell boards and systems with our products to leading OEMs, retail outlets and to a large number of system integrators. Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world.

As a result of our channel strategy, our sales are focused on a small number of customers. Sales to Edom Technology Co., Ltd., or Edom, accounted for 14% and sales to Asustek Computer Inc., or Asustek, accounted for 12% of our total revenue for fiscal 2006. Edom is an independent distributor and Asustek is a CEM.

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

Seasonality

Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to the back-to-school and holiday seasons.

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

We utilize industry-leading suppliers, such as Chartered Semiconductor Manufacturing, or Chartered, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, and United Microelectronics Corporation, or UMC, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, or ASE, Amkor Technology, King Yuan Electronics Co., LTD, or KYEC, Siliconware Precision Industries Company Ltd., or SPIL, and STATS ChipPAC Incorporated to perform assembly, testing and packaging of most of our products.

We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship them to CEMs, distributors, motherboard and add-in board manufacturer customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship the products to retailers, system integrators or OEMs as motherboard and add-in board solutions.

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

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics, HD video, audio, low power communications, storage, and secure networking performance and features is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and Handheld GPUs using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We invest significant resources in the development of relationships with industry leaders, including Cadence Design Systems, Inc., and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEM and other manufacturers.

We have substantially increased our engineering and technical resources from fiscal 2005, and have 1,654 full-time employees engaged in research and development as of January 29, 2006, compared to 1,231 employees as of January 30, 2005. During fiscal 2006, 2005 and 2004, we incurred research and development expenditures of $352.1 million, $335.1 million and $270.0 million, respectively.

Competition

The market for GPUs, MCPs and handheld GPUs is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard application programming interfaces, or APIs, manufacturing capabilities, price of processors and total system costs of add-in boards or motherboards. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

An additional significant source of competition is from companies that provide or intend to provide GPU, MCP, and Handheld GPU solutions. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•
suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as ATI Technologies, Inc., or ATI, Broadcom Corporation, or Broadcom, and Intel;

•
suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Intel, Matrox Electronics Systems Ltd., Silicon Integrated Systems, Inc., VIA Technologies, Inc., and XGI Technology Inc.; and

•
suppliers of GPUs or GPU intellectual property for handheld and embedded devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI, Bitboys, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.

We expect substantial competition from Intel’s publicized focus on moving to selling platform solutions dominated by Intel products, such as when Intel achieved success with its Centrino platform solution. In addition to its current Centrino notebook platform initiative, and its announced upcoming desktop initiative branded as VIIV, we expect that Intel is now focused on developing and selling platform solutions for all segments including professional workstations and servers. If Intel continues to pursue these initiatives, we may not be able to successfully compete in these segments.

If and to the extent we offer products outside of the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current and any new markets, our financial results will suffer.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our issued patents have expiration dates from September 4, 2007 to September 2, 2024. We have numerous patents issued and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products, including our digital media processors. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; the location in which our products are manufactured; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

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

Employees

As of January 29, 2006 we had 2,737 employees, 1,654 of whom were engaged in research and development and 1,083 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We now report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $121.2 million and $101.5 million for fiscal 2006 and 2005, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory.  All prior period amounts have been restated to reflect our new reporting structure.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.  The accounting policies for segment reporting are the same as for NVIDIA as a whole.  The information included in Note 15 of the Notes to Consolidated Financial Statements is hereby incorporated by reference.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and their positions as of January 29, 2006:

Name	Age	Position
Jen-Hsun Huang	42	President, Chief Executive Officer and Director
Marvin D. Burkett	63	Chief Financial Officer
Ajay K. Puri	51	Senior Vice President, Worldwide Sales
Jeffrey D. Fisher	47	Senior Vice President, GPU Business Unit
David M. Shannon	50	Senior Vice President, General Counsel and Secretary
Daniel F. Vivoli	45	Senior Vice President, Marketing

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

Ajay K. Puri joined NVIDIA in December 2005 as Senior Vice President, Worldwide Sales. Prior to NVIDIA, he held positions in sales, marketing, and general management over a 22-year career at Sun Microsystems, Inc. Mr. Puri previously held marketing, management consulting, and product development positions at Hewlett-Packard Development Company, L.P., Booz Allen Hamilton Inc., and Texas Instruments Incorporated. Mr. Puri holds an M.B.A. from Harvard University, an M.S.E.E. degree from Caltech, and a B.S.E.E. degree from the University of Minnesota.

Jeffrey D. Fisher joined in July 1994 and served as the Executive Vice President, Worldwide Sales of NVIDIA until December 2005, when he became Senior Vice President of the GPU Business Unit. He has over 20 years of sales and marketing experience in the semiconductor industry. Mr. Fisher holds a B.S.E.E. degree from Purdue University and an M.B.A. degree from Santa Clara University.

David M. Shannon joined NVIDIA in August 2002 as Vice President and General Counsel. Mr. Shannon became Secretary of NVIDIA in April 2005 and a Senior Vice President in December 2005. From 1993 to 2002, Mr. Shannon held various counsel positions at Intel, including the most recent position of Vice President and Assistant General Counsel. Mr. Shannon also practiced for eight years in the law firm of Gibson Dunn and Crutcher, focusing on complex commercial and high-technology related litigation. Mr. Shannon holds B.A. and J.D. degrees from Pepperdine University.

Daniel F. Vivoli became the Senior Vice President, Marketing in December 2005. Mr. Vivoli served as Executive Vice President of Marketing from December 1997 to December 2005. From 1988 to December 1997, Mr. Vivoli held management positions, most recently as Vice President of Product Marketing, at Silicon Graphics, Inc., a computing technology company. From 1983 to 1988, Mr. Vivoli held various marketing positions at Hewlett-Packard Company. Mr. Vivoli holds a B.S.E.E. degree from the University of Illinois at Champaign-Urbana.

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

ITEM 1A. RISK FACTORS

In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Annual Report on Form 10-K.  Any one of the following risks could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Operations

Because our gross margin for any period depends on a number of factors, our failure to forecast any change in such factors could adversely affect our gross margin.

We continue to pursue measures in an effort to improve our gross margin. Our gross margin for any period depends on a number of factors, including the mix of our products sold, average selling prices, introduction of new products, sales discounts, unexpected pricing actions by our competitors, the cost of product components, and the yield of wafers produced by the foundries that manufacture our products. If we incorrectly forecast the impact of the aforementioned factors on our business, we may be unable to take action in time to counteract any negative impact on our gross margin. In addition, if we are unable to meet our gross margin target for any period or the target set by analysts, the trading price of our common stock may decline.

Our failure to estimate customer demand properly may result in excess or obsolete inventory or, conversely, may result in inadequate inventory levels, either of which could adversely affect our financial results.

Our inventory purchases are based upon future demand forecasts, which may not accurately predict the quantity or type of our products that our customers will want in the future. In forecasting demand, we must make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory and/or a forced reduction in average selling prices, and where our gross margin could be adversely affected include:

•	if there were a sudden and significant decrease in demand for our products;
•	if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;
•	if we fail to estimate customer demand properly for our older products as our newer products are introduced; or
•	if our competition were to take unexpected competitive pricing actions.

Conversely, if we underestimate our customers’ demand for either our older or newer products, we may have inadequate manufacturing capability and may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis, which could affect our revenue results. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective manner. Inability to fill our customers' orders on a timely basis could damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

Because we order materials in advance of anticipated customer demand our ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls is limited.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. We may build inventories during periods of anticipated growth. Additionally, because we often sell a substantial portion of our products in the last month of each quarter and, therefore, we recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or if we incorrectly forecast product demand, which could negatively impact our gross margin and financial results.

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

Failure to achieve expected manufacturing yields for existing and/or new products would reduce our gross margin and could adversely affect our ability to compete effectively.

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

 If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,654 full-time employees engaged in research and development as of January 29, 2006, 1,231 employees as of January 30, 2005 and 1,057 employees as of January 25, 2004. Research and development expenditures were $352.1 million, $335.1 million, and $270.0 million for fiscal 2006, 2005 and 2004, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 24.0% and 26.7% of our total revenue during fiscal 2006 and 2005, respectively. Operating expenses included litigation settlement costs of $14.2 million in fiscal 2006. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

Failure to transition to new manufacturing process technologies could adversely affect our operating results and gross margin.

Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, and 90 nanometer process technologies for our families of GPUs, MCPs and Handheld GPUs.

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

 Any one or more of the factors discussed in this Annual Report on Form 10-K or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

Risks Related to Our Products

 If we are unable to achieve design wins, our products may not be adopted by our target markets and customers either of which could negatively impact our financial results.

The future success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by PC OEMs, ODMs, and add-in board and motherboard manufacturers, will aid our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in new system configurations. This requires that we do the following:

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

Our ability to achieve design wins also depends in part on our ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including AMD, Intel and Microsoft. Such changes would require us to invest significant time and resources to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, our ability to achieve design wins could suffer. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

Achievement of design wins may not result in the success of our products and could result in a loss of market share.

The process of being qualified for inclusion in an OEM product can be lengthy and could cause us to miss a cycle in the demand of end users for a particular product feature, which also could result in a loss of market share and harm our business. Even if we do have design wins for OEM and ODM products, we may not be able to successfully develop or introduce new products in sufficient volumes within the appropriate time to meet both the OEM, ODM, add-in board and motherboard manufacturers’ design cycles as well as other market demand. Additionally, even if we achieve a significant number of design wins, there can be no assurance that our OEM and ODM customers will actually take the design to production or that the design will be commercially successful. Furthermore, there may be changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products that could negatively impact the success of our products. Any of these factors could result in a loss of market share and could negatively impact our financial results.

Our business results could be adversely affected if our product development efforts are unsuccessful.

 We have in the past experienced delays in the development of some new products. Any delay in the future or failure of our GPUs or other processors to meet or exceed specifications of competitive products could materially harm our business. The success of our new product introductions will depend on many factors, including the following:

•	proper new product definition;
•	timely completion and introduction of new product designs;
•	the ability of third-party manufacturers to effectively manufacture our new products in a timely manner;
•	dependence on third-party subcontractors for assembly, testing and packaging of our products and in meeting product delivery schedules and maintaining product quality;
•	the quality of any new products;
•	differentiation of new products from those of our competitors;
•	market acceptance of our products and our customers' products; and
•	availability of adequate quantity and configurations of various types of memory products.

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

As our GPUs or other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, we expect average selling prices and gross margins for our processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices and gross margins. In order for our processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed or that any new products will be sold.

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

Products as complex as those we offer may contain defects or experience failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered defects and incompatibilities with customers’ hardware in some of our products and may experience delays or loss of revenue to correct any defects or incompatibilities in the future. Errors in new products or releases after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. We may also be required to incur additional research and development costs to find and correct the defect, which could divert the attention of our management and engineers from the development of new products. These costs could be significant and could adversely affect our business and operating results. We may also suffer a loss of reputation and/or a loss in our market share, either of which could materially harm our financial results.

Risks Related to Our Partners and Customers

There can be no assurance that the PlayStation3 will achieve long term commercial success.

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. During fiscal 2006, we recognized $49.0 million of revenue from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3. Depending on the ultimate success of this next-generation platform, we expect to generate, starting in fiscal 2007, revenue ranging from $50 million to $100 million annually from license fees and royalties over the next five years, with the possibility of additional royalties for several years thereafter. There can be no assurance that the PlayStation3 will achieve long term commercial success, given the intense competition in the game console market. Additionally, we do not have control over the launch date or pricing of the Playstation3. As such, we do not have control over when we will receive royalties. If we do not receive royalties as we anticipate, our revenue and gross margin may be adversely affected.

We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products or sell our products.

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. For example, in February 2006 we completed the acquisition of ULi Electronics, Inc., or ULi, a leading developer of core logic technology, for approximately $53 million paid in cash. If we do consider an acquisition, strategic alliance or joint venture, the negotiations could divert management’s attention as well as other resources. For any previous or future acquisition or investment, including ULi, the following risks could impair our ability to grow our business and develop new products, and ultimately, could impair our ability to sell our products, which could negatively impact our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
•	disruption of our ongoing businesses:
•	difficulty in realizing the potential financial or strategic benefits of the transaction;
•	diversion of management’s attention from our business;
•	difficulty in maintaining uniform standards, controls, procedures and policies;
•	disruption of or delays in ongoing research and development efforts;
•	diversion of capital and other resources;
•	assumption of liabilities;
•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and
•
impairment of relationships with employees and customers, or the loss of any of our key employees or of our target’s key employees, as a result of the integration of new businesses and management personnel.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we pay all or a portion of the purchase price in cash, our cash reserves would be reduced. If the consideration is paid with shares of our common stock, or convertible debentures, the holdings of our existing stockholders would be diluted. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operations or financial results.

We sell our products to a small number of customers and our business could suffer by the loss of any of these customers.

We have only a limited number of customers and our sales are highly concentrated. Sales to our two largest customers accounted for approximately 26%, 31%, and 36% of our revenue during fiscal 2006, 2005 and 2004, respectively. During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft. Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize industry-leading suppliers, such as Chartered, SMIC, TSMC, and UMC to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. The foundries we use have no obligation to provide us with any specified minimum quantities of product. Suppliers, such as Chartered, SMIC, TSMC, and UMC, fabricate wafers for other companies, including some of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with third-party manufacturers we may use to ensure adequate product supply and competitive pricing so that we are able to respond to customer demand.

We are dependent on third parties located outside of the United States for assembly, testing and packaging of our products, which reduces our control over the delivery and quantity of our products.

Our processors are assembled and tested by independent subcontractors, such as ASE, Amkor Technology Inc., KYEC, SPIL, and STATS ChipPAC Incorporated, all of which are located outside of the United States. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Demand for qualified independent subcontractors to assemble and test products is high. If demand for these subcontractors exceeds the number of qualified subcontractors, we may experience capacity constraints, which could result in product shortages, a decrease in the quality of our products or an increase in product cost. Any of our subcontractors may decide to prioritize the orders of one of our competitors over our orders. Any product shortages, quality assurance problems or political instability outside of the United States could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any such delays could result in a loss of reputation or a decrease in sales to our customers.

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

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. In addition, we purchase credit insurance on selected customers’ accounts receivable balances in an effort to further mitigate our exposure for such losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers and we may be required to pay higher credit insurance premiums, which could adversely affect our operating results. We may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions in the future, which could negatively impact our financial results.

Risks Related to Our Competition

The market for GPU, MCP, and Handheld GPUs is highly competitive and we may be unable to compete.

The market for GPUs, MCPs and Handheld GPUs is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs, manufacturing capabilities, price of processors and total system costs of add-in boards and motherboards. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business.

An additional significant source of competition is from companies that provide or intend to provide GPU, MCP, and Handheld GPU solutions. Some of our competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•
suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as ATI Technologies, Inc., or ATI, Broadcom Corporation, or Broadcom, and Intel;

•
suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Intel, Matrox Electronics Systems Ltd., Silicon Integrated Systems, Inc., VIA Technologies, Inc., and XGI Technology Inc.; and

•
suppliers of GPUs or GPU intellectual property for handheld and embedded devices that incorporate advanced graphics functionality as part of their existing solutions, such as ATI, Bitboys, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.

If and to the extent we offer products outside of the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current and any new markets, our financial results will suffer.

As Intel continues to pursue platform solutions, we may not be able to successfully compete.

We expect substantial competition from Intel’s publicized focus on moving to selling platform solutions dominated by Intel products, such as when Intel achieved success with its Centrino platform solution. In addition to its current Centrino notebook platform initiative, and its announced upcoming desktop initiative branded as VIIV, we expect that Intel is now focused on developing and selling platform solutions for all segments including professional workstations and servers. If Intel continues to pursue these initiatives, we may not be able to successfully compete in these segments.

Risks Related to Market Conditions

We are subject to risks associated with international operations which may harm our business.

A significant portion of our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 84%, 76% and 75% of our total revenue from sales to customers outside of the United States and other Americas for fiscal 2006, 2005 and 2004, respectively. The manufacture, assembly, test and packaging of our products outside of the United States and sales to these customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

•	international economic and political conditions;
•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	labor issues in foreign countries;
•	cultural differences in the conduct of business;
•	inadequate local infrastructure;
•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
•	transportation delays;
•	longer payment cycles;
•	difficulty in collecting accounts receivable;
•	fluctuations in currency exchange rates;
•	imposition of additional taxes and penalties;
•	different legal standards with respect to protection of intellectual property;
•	the burdens of complying with a variety of foreign laws; and
•	other factors beyond our control, including terrorism, civil unrest, war and diseases such as severe acute respiratory syndrome and the Avian flu.

If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

We have offices outside of the United States, including offices in Taiwan, Japan, Korea, China, Hong Kong, India, France, Russia, Germany and England. During fiscal 2006, we substantially increased our international employee resources from 242 employees as of January 30, 2005 to 615 full-time employees as of January 29, 2006. On February 20, 2006, we completed the acquisition of ULi, a leading developer of core logic technology, which added approximately $18 to $22 employees to our international operations. Our operations in our international locations are subject to many of the risks contained in the above list. We intend to continue to expand our international operations and to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

We derive the majority of our revenue from the sale of products for use in the desktop PC and notebook PC markets, including professional workstations. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets in the next several years. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until the excess inventory has been absorbed, which would have a negative impact on our business.

If our products do not continue to be accepted by the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets or if the demand in these markets for new and innovative products decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our processors for 3D graphics in consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Since the GPU Business is our core business, our financial results would suffer if for any reason our current or future GPUs do not continue to achieve widespread acceptance in the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the consumer and enterprise PC, notebook, and workstation markets, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers and the market do not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline.

 Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

We may be subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. For example, the semiconductor industry is moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS Directive, which will become effective in July 2006. The RoHS Directive is European legislation that restricts the use of a number of substances, including lead. Similarly, the State of California has adopted certain restrictions, which go into effect in 2007, that restrict the use of certain materials in electronic products, that are intended to harmonize with the RoHS directive and other states are contemplating similar legislation. China has promulgated use restrictions on the same substances as the RoHS directive, but has not yet defined either the scope of the affected products or an effective date of any such restrictions.

Also, we could face significant costs and liabilities in connection with the Waste Electrical and Electronic Equipment Directive, or WEEE. The WEEE directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005 and from products in use prior to that date that are being replaced. We continue to evaluate the impact of specific registration and compliance activities required by WEEE.

It is possible that unanticipated supply shortages, delays or excess non-compliant inventory may occur as a result of such regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

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

Because of our reliance on foundries and independent contractors located in Taiwan and The People’s Republic of China, and because we have offices in these locations, our business may be harmed by political instability in Taiwan, including the worsening of the strained relations between The People’s Republic of China and Taiwan. Also if relations between the United States and The People’s Republic of China are strained due to foreign relations events. If any of our suppliers experienced a substantial disruption in their operations, as a result of a natural disaster, political unrest, economic instability, acts of terrorism or war, equipment failure or other cause, it could harm our business.

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

Risks Related to Government Action, Regulatory Action, Intellectual Property, and Litigation

Expensing employee stock options in future periods will materially and aversely affect our reported operating results and could adversely affect our competitive position as well.

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. To date we generally have not recognized compensation cost for employee stock options or shares sold pursuant to our employee stock purchase program. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. We anticipate that our stock-based compensation expense will be approximately $18 to $22 million for the first quarter of fiscal 2007 and we are unsure how the market will react to this adverse affect on our operating results, which could impact our stock price.

To the extent that SFAS No. 123(R) makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that may be more severe than any actions our competitors may implement may make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

We are currently involved in patent litigation, which, if not resolved favorably, could require us to pay damages.

We are currently involved in patent litigation. On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against us in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys fees and triple damages because of our alleged willful infringement of these patents. NVIDIA filed a response to this complaint in December 2004. After a case management conference in July 2005, discovery began and a trial date has now been set for July 2006. A court mandated mediation was held in January 2006 and did not resolve the matter. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants, not including NVIDIA, in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits. Our complaint in intervention alleged that both of the patents in suit were invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents were not infringed.

On December 19, 2005, AVG and substantially all of the named defendants and intervenors, including NVIDIA, settled all of pending claims; the only surviving claims will relate solely to two non-settling defendants. As part of the settlement, the defendants and intervenors paid an undisclosed aggregate amount to AVG. In exchange, all pending claims between the settling parties were dismissed with prejudice, and AVG granted to all settling parties a full release of all claims for past damages and a full license for all future sales of accused products under all of AVG’s patents, including the patents in suit. In addition, as part of the settlement, all settling defendants and intervenors fully and finally waived any claims for indemnification they may have had against any other settling party.

Our defenses against Opti may be unsuccessful. If this case goes forward, or if other patent litigation matters involving us arise, we expect that they will result in additional legal and other costs, such as those costs associated with the AVG suit, regardless of the outcome, which could be substantial.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights and positions which could result in significant expense.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have resulted in protracted and expensive litigation. The graphics processor industry, in particular, has been recently characterized by the aggressive pursuit of intellectual property positions, and we expect our competitors and others will continue to aggressively pursue intellectual property positions. The technology that we use to design and develop our products and that is incorporated into our products may be subject to claims that it infringes the patents or intellectual property rights of others. Our success is dependent on our ability to develop new products without infringing or misappropriating the intellectual property rights of others or by licensing the intellectual property of third parties. As such, we have licensed technology from third parties for incorporation into our products, and expect to continue to enter into license agreements with third parties for future products. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, or at all, our competitive position and our business could suffer.

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

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products, including our processors. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as by the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the:

•	commercial significance of our operations and our competitors’ operations in particular countries and regions;
•	location in which our products are manufactured;
•	our strategic technology or product directions in different countries; and
•	degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

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

From time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that, as the number of issued hardware and software patents increases, and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. We may become involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or by our customers that we have agreed to indemnify them for certain claims of infringement arising out of the sale of our products to these customers. In addition, litigation or other legal proceedings may be necessary to:

•	assert claims of infringement;
•	enforce our patents
•	protect our trade secrets or know-how; or
•	determine the enforceability, scope and validity of the propriety rights of others.

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

Alternatively, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could be costly. If we have to initiate a claim, our operating expenses may increase which could negatively impact our operating results. Additionally, if one of our patents is invalidated or found to be unenforceable, we would be unable to license the patent which could result in a loss of revenue.

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

 Our operating results may be adversely affected if we are subject to unexpected tax liabilities.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. Tax rates vary among the jurisdictions in which we operate. Significant judgment is required in determining our provision for our income taxes as there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any of the below could cause our effective tax rate to be materially different than that which is reflected in historical income tax provisions and accruals:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	changes in available tax credits;
•	changes in share-based compensation expense;
•
changes in tax laws, the interpretation of tax laws either in the United States or abroad or the issuance of new interpretative accounting guidance related to uncertain transactions and calculations where the tax treatment was previously uncertain; and

•	the resolution of issues arising from tax audits with various tax authorities.

Should additional taxes be assessed as a result of any of the above, our operating results could be adversely affected.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

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

Risks Related to our Common Stock

Our stock price may continue to experience significant short-term fluctuations.

The trading price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations, any of which could impact our stock price. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or earnings from levels expected by securities analysts and the other factors discussed in these risk factors.

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

On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox. Under the agreement, if an individual or corporation makes an offer to purchase shares equal to or greater than 30% of the outstanding shares of our common stock, Microsoft may have first and last rights of refusal to purchase the stock. The Microsoft provision and the other factors listed above could also delay or prevent a change in control of NVIDIA.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of five buildings. Additionally, we lease three other buildings in Santa Clara with one used as warehouse space and the other two used as lab space. Outside of Santa Clara, we lease space in Austin and Houston, Texas; Berkeley, California; Beaverton, Oregon; Bedford, Massachusetts; Bellevue, Washington; Chandler, Arizona; Durham, North Carolina; Greenville, South Carolina; Fort Collins, Colorado; and Redmond, Washington. These facilities are used as design centers and/or sales and administrative offices.

Outside of the United States, we lease space in Taipei and Hsin Chu, Taiwan; Tokyo, Japan; Seoul, Korea; Beijing, Shanghai, and Shenzhen, China; Wanchai, and Shatin, New Territories, Hong Kong; Bangalore, and Pune, India; Paris, France; Moscow, Russia; Munich and Wurselen, Germany; and Theale, England. These facilities are used primarily to support our customers and operations and as sales and administrative offices. The office lease spaces in Wurselen, Germany, Shenzhen, China and Bangalore and Pune, India are used primarily as design centers.

We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see Note 11 to the Consolidated Financial Statements under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The 3dfx asset purchase closed on April 18, 2001.

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer and seek to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $10 million. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated with a complaint filed by the Trustee in the 3dfx bankruptcy case for purposes of discovery. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlord actions were removed to the United States District Court for the Northern District of California. On November 10, 2005, the District Court granted NVIDIA's motion to dismiss the landlords’ respective amended complaints and allowed the landlords to have until February 4, 2006 to amend their complaints. The landlords’ refiled claims against NVIDIA in early February 2006, and NVIDIA again requested the District Court to dismiss all such claims made by the landlords. A hearing on NVIDIA’s new motions to dismiss is set for hearing on April 17, 2006. Discovery is stayed pending this hearing and no trial date has been set in these actions. We believe the claims asserted against us by the landlords are without merit and we will continue to defend ourselves vigorously.

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us.  On October 13, 2005, the Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Court issued its ruling denying the Trustee's Motion for Summary Adjudication in all material respects and holding that NVIDIA is prevented from disputing that the value of the 3dfx transaction to NVIDIA was less than $108.0 million. The Court expressly denied the Trustee's request to find that the value of the 3dfx assets conveyed to NVIDIA were at least $108.0 million. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA.  This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, is subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The scope and schedule for that confirmation process has yet to be determined, but we expect that hearing to now occur sometime in the next few months. The Trustee has advised that he intends to object to the settlement. The settlement with the Creditors’ Committee calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

The Bankruptcy Court, over objection of the Creditors’ Committee and NVIDIA, has ordered the discovery portion of the litigation to proceed while the settlement is pending approval through the confirmation process. However, no trial date has been set in the Trustee's action. In addition, following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interest’s of 3dfx shareholders. That petition was granted and an Equity Holder’s Committee was appointed. Counsel for the Equity Holder’s Committee has announced an intention to file a competing Plan of Reorganization or Liquidation in the Trustee’s case.

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five U.S. patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys’ fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA filed a response to this complaint in December 2004. A case management conference was held in July 2005 where a trial date was set for July 2006. A court mandated mediation was held in January 2006 and did not resolve the matter. Discovery continues, as well as preparation for the Markman hearing on claim construction. The Markman hearing is scheduled for April 13, 2006. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.  We do not have sufficient information to determine whether a loss is probable. As such, we have not recorded any liability in our consolidated financial statements for such, if any, loss.

American Video Graphics

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants, not including NVIDIA, in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits. Our complaint in intervention alleged that both of the patents in suit were invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents were not infringed.

On December 19, 2005, AVG and substantially all of the named defendants and intervenors, including NVIDIA, settled all of pending claims; the only surviving claims will relate solely to two non-settling defendants. As part of the settlement, the defendants and intervenors paid an undisclosed aggregate amount to AVG. In exchange, all pending claims between the settling parties were dismissed with prejudice, and AVG granted to all settling parties a full release of all claims for past damages and a full license for all future sales of accused products under all of AVG’s patents, including the patents in suit. In addition, as part of the settlement, all settling defendants and intervenors fully and finally waived any claims for indemnification they may have had against any other settling party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 3, 2006, we had approximately 434 registered stockholders, not including those shares held in street or nominee name.

The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the Nasdaq National Market:

	High	Low
Year ended January 28, 2007
First Quarter (through March 3, 2006)	$50.72	$42.87

Year ended January 29, 2006
Fourth Quarter	$46.76	$32.55
Third Quarter	$35.95	$27.04
Second Quarter	$29.39	$21.52
First Quarter	$29.60	$20.92

Year ended January 30, 2005
Fourth Quarter	$24.96	$13.14
Third Quarter	$15.89	$9.30
Second Quarter	$24.11	$14.40
First Quarter	$27.35	$20.63

Dividend Policy

We have never paid and do not expect to pay cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

On August 9, 2004 we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the fourth quarter of fiscal 2006, we repurchased 1.3 million shares of our common stock for $50.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the fourth quarter of fiscal 2006, we have repurchased 8.5 million shares under our stock repurchase program for a total cost of $213.2 million. During the first quarter of fiscal 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $50.0 million that we expect to settle prior to the end of our first fiscal quarter.

On March 6, 2006, we announced that our Board had approved an increase in our existing stock repurchase program. We announced a $400 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board of Directors has authorized to be repurchased has now been increased to a total of $700 million. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase transactions, in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 31, 2005 through November 27, 2005	-	$ -	-	$136,846,554

November 28, 2005 through December 25, 2005	-	$ -	-	$136,846,554

December 26, 2005 through January 29, 2006	1,355,260 (3)	$36.89	1,355,260 (3)	$86,846,554

Total	1,355,260	$36.89 (2)	1,355,260

(1) We have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $700.0 million on the open market, in negotiated transactions or through structured stock repurchase agreements through August 2007.

(2) Represents weighted average price paid per share during the fourth quarter of fiscal 2006.

(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the fourth quarter of fiscal 2006, we repurchased 1.3 million shares of our common stock for $50.0 million under a structured share repurchase transaction. This transaction required that we make an up-front payment.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of income data for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the consolidated balance sheet data as of January 29, 2006 and January 30, 2005 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended January 26, 2003 and January 27, 2002 is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 25, 2004, January 26, 2003, and January 27, 2002 is derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended
	January 29,	January 30,	January 25,	January 26,	January 27,
	2006 (A)	2005	2004 (B, C)	2003 (D, E)	2002 (F, G)
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$2,375,687	$2,010,033	$1,822,945	$1,909,447	$1,369,471
Gross profit	$910,795	$649,486	$528,878	$576,012	$519,238
Income from operations	$340,097	$113,593	$90,157	$143,986	$241,732
Income before income tax expense	$360,221	$125,445	$86,673	$150,557	$252,749
Income tax expense	$57,635	$25,089	$12,254	$59,758	$75,825
Net income	$302,586	$100,356	$74,419	$90,799	$176,924
Basic net income per share	$1.78	$0.60	$0.46	$0.59	$1.24
Diluted net income per share	$1.65	$0.57	$0.43	$0.54	$1.03
Shares used in basic per share computation	169,690	166,062	160,924	153,513	143,015
Shares used in diluted per share computation	182,951	176,558	172,707	168,393	171,074

	January 29,	January 30,	January 25,	January 26,	January 27,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$950,174	$670,045	$604,043	$1,028,413	$791,377
Total assets	$1,915,299	$1,628,536	$1,399,344	$1,617,015	$1,503,174
Capital lease obligations, less current portion	$--	$--	$856	$4,880	$5,861
Deferred revenue	$217	$11,500	$--	$--	$70,193
Non-current deferred income tax liabilities	$8,260	$20,754	$8,609	$--	$--
Other long-term debt	$--	$--	$--	$300,000	$300,000
Long-term liabilities	$10,624	$8,358	$4,582	$--	$--
Total stockholders’ equity	$1,457,756	$1,178,268	$1,051,185	$932,687	$763,819
Cash dividends declared per common share	$--	$--	$--	$--	$--

(A) Fiscal 2006 included a charge of $14.2 million related to settlement costs associated with two litigation matters, 3dfx and AVG.

(B) Fiscal 2004 included a charge of $3.5 million related to the write-off of acquired research and development expense from the purchase of MediaQ, Inc. that had not yet reached technological feasibility and has no alternative future use.

(C) Fiscal 2004 included a charge of $13.1 million in connection with our convertible subordinated debenture redemption.

(D) Fiscal 2003 included $40.4 million in additional revenue related to our settlement of our arbitration with Microsoft regarding Xbox pricing.

(E) Fiscal 2003 included a charge for stock option exchange expenses of $61.8 million related to personnel associated with cost of revenue (for manufacturing personnel), research and development and sales, general and administrative of $6.2 million, $35.4 million and $20.2 million, respectively.

(F) Fiscal 2002 included $10.0 million of acquisition charges attributable to expenses related to our acquisition of assets from 3dfx.

(G) Fiscal 2002 included a charge of $3.7 million related to our relocation from our previous headquarters.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, our Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K, before deciding to purchase, hold or sell shares of our common stock.

Overview

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: graphics processing units, or GPUs, media and communications processors, or MCPs, Handheld GPUs, and Consumer Electronics. Our GPU Business is composed of products that support desktop personal computers, or PCs, notebook PCs and professional workstations; our MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and the Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products.

Fiscal 2006 Developments, Future Objectives and Challenges

As we entered fiscal 2006, we had launched the GeForce 6 Series, nForce 4 MCP, and Scalable Link Interface, or SLI, technology, with positive market reception. Our primary objective during the year was to strengthen the technology leadership position of our GPU and MCP businesses, extend the reach of SLI technology with a broad range of compatible products, applications and games for enthusiasts, improve gross margin beyond historical levels, and build new products and market initiatives that would be the platform for our continued growth.

GPU Business

In February 2005, we announced the GeForce Go 6600, a mobile GPU designed specifically to deliver advanced multimedia functionality without sacrificing portability.  Also in February 2005, we introduced the GeForce Go 6800 Ultra mobile GPU.

In March 2005, we introduced two new GeForce 6 GPUs: a 512MB version of the GeForce 6800 Ultra GPU designed for the enthusiast segment, and a new lower-cost AGP version of the GeForce 6200 GPU, designed to bring DirectX 9.0 Shader Model 3.0 technology to the mainstream segment.

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

In July 2005, we introduced two new NVIDIA Quadro GPUs, the NVIDIA Quadro FX 4500 and the NVIDIA Quadro FX 3450, which are designed for the high-end and mainstream professional segments, respectively. Both products support our SLI technology.

In September 2005, we launched and shipped the new NVIDIA GeForce Go 7800 GTX, the flagship of the NVIDIA notebook GPU product line.

In October 2005, we announced that we will be the exclusive provider of all graphics cards offered on the first peripheral component interconnect, or PCI, express platform from Apple Computer, Inc., or Apple. In addition, the first ever Apple Power Mac will incorporate our NVIDIA Quadro professional-class GPU.

In November 2005, we introduced and shipped the NVIDIA GeForce 7800 GTX 512 GPU, which contains over 302 million transistors and is the industry’s only mainstream GPU to incorporate 64-bit HDR. We also announced the immediate availability of the NVIDIA GeForce 6800 GS GPU, which is designed for the mainstream segment.

In January 2006, we shipped the GeForce 7300 GS, our first mainstream version of the GeForce 7 series. We also introduced three new notebook GPUs - the GeForce Go 7800, GeForce Go 7600 and GeForce Go 7400 - all based on our second generation Shader Model 3.0 architecture and designed to deliver cutting-edge 3D, high-definition, or HD, home theatre-quality video and advanced power management to the notebook market.

The combination of our GeForce 7 and GeForce 6 series of GPUs and our SLI technology has created a new class of gaming PCs and professional workstations.  SLI technology takes advantage of the increased bandwidth of the PCI Express bus architecture to allow two NVIDIA-based graphics cards to operate in a single PC or professional workstation. More than 3 million motherboards incorporating SLI technology and 9 million GPUs incorporating SLI technology have shipped to date.

In the upcoming fiscal year, we expect additional growth in our GPU Business. We believe that sales of our desktop GPU products will be increased by share gains from our anticipated position in the market, Microsoft Windows Vista, or Vista, the introduction of HD and Blu-ray video. We expect to extend our technology and performance leadership. The GeForce 7 and GeForce 6 series of desktop and notebook GPUs are designed to be compatible with Vista, which is scheduled to be released in the second half of calendar 2006. We believe that in the upcoming year there will be increased demand for HD video, and that Sony PlayStation3 will be a key driver of demand for HD and Blu-ray video. We expect HD and Blu-ray video to promote increased demand for the video processing capabilities of our next generation GPUs.

MCP Business

In April 2005, we announced the availability of our NVIDIA nForce4 SLI Intel Corporation, or Intel, Edition MCP for Intel platforms.  This line of core-logic solutions incorporates a host of new and innovative features that have never before been available on the Intel platform and extends the NVIDIA nForce brand into new segments.  In addition, during the first quarter of fiscal 2006, we shipped the NVIDIA nForce Professional MCP in its first enterprise server platform.

In August 2005, we announced that the NVIDIA nForce4 SLI X16 Intel Edition technology featured in the Dell Dimension XPS 600 desktop PC was immediately available.

In September 2005, we introduced and shipped the NVIDIA nForce 400 MCP and GeForce 6100 integrated GPU family. This represents the first integrated GPU solution to support DirectX 9.0 Shader Model 3.0 technology. We expect this integrated solution to be an important new growth factor for our GPU and MCP businesses.

In December 2005, we announced our intent to acquire ULi Electronics, Inc., or ULi, one of the PC industry’s most highly regarded core logic developers. On February 20, 2006, we completed the acquisition of ULi. The acquisition represents our ongoing investment in ULi’s platform solution strategy and is expected to strengthen our sales, marketing, and customer engineering presence in Taiwan and China.

 In January 2006, we shipped the NVIDIA nForce 4 SLI XE and NVIDIA nForce4 Ultra Intel MCPs. These products represent our first discrete chipsets targeted at mainstream Intel-based motherboards.

Our NVIDIA nForce product line has achieved record revenue for six consecutive quarters.  We believe that Advanced Micro Devices’ transition to K8, our extension into new segments, and our entry into the Intel market with our first ever mainstream Intel nForce4 MCPs will make our MCP Business one of our fastest growing businesses. Furthermore, we believe that our ability to simultaneously innovate using our GPU, MCP, and software knowledge base will allow us to make additional platform innovations in the future.

Handheld GPU Business

Our strategy in the Handheld GPU Business is to lead innovation and capitalize on the emergence of the mobile phone as a versatile consumer lifestyle device.  Our initial focus was on 3G cellular phones.  Through the first half of fiscal 2006, our Handheld GPU Business was heavily concentrated at one original equipment manufacturer, or OEM, and its products did not achieve the anticipated level of commercial success.  However, during the third quarter of fiscal 2006, Motorola Inc. and Sony Ericsson Mobile Communications AB launched 3G models of their RAZR and Walkman portable phones, respectively, that are both powered by our GoForce GPUs.

Our GoForce handheld GPUs are now shipping in the new Motorola 3G RAZR V3X and the new Sony Ericsson Walkman phones. Our strategy is to build a new class of low power GPUs for multimedia rich devices like 3G cell phones, smart phones, and portable media players. We believe that there will be an increase in demand for mobile video products that deliver compelling and tangible improvements to the overall end user experience of these new services, and we believe that we are well positioned to increase our share of the handheld segment in the upcoming year.

Consumer Electronics Business

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. During fiscal 2006, we recognized $49.0 million of revenue from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3. Depending on the ultimate success of this next-generation platform, we expect to generate, starting in fiscal 2007, revenue ranging from $50 million to $100 million annually from license fees and royalties over the next five years with the possibility of additional royalties for several years thereafter. We have successfully reached many development milestones and we believe that we are on target to achieve the goals set by SCE.

During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft.

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. Beginning in fiscal 2005, we implemented profit improvement initiatives across our company which were designed to improve business and operational processes. During the fourth quarter of fiscal 2006, our gross margin was 40.2%, which represents an increase of 600 basis points from our gross margin of 34.2% for the fourth quarter of fiscal 2005. Our gross margin was 38.3% for fiscal 2006, which represents an increase of 600 basis points from our gross margin of 32.3% for fiscal 2005. We believe that we can continue to improve our gross margin during fiscal 2007.

Share-Based Payment

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our employee compensation packages. To date we generally have not recognized compensation cost for employee stock options or shares sold pursuant to our employee stock purchase program. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, which includes interpretive guidance for the initial implementation of SFAS No. 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. We intend to adopt SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 30, 2006, the first day of our fiscal 2007. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. We anticipate that our stock-based compensation expense will be approximately $18 to $22 million for the first quarter of fiscal 2007 and we are unsure how the market will react to this adverse affect on our operating results, which could impact our stock price.

To the extent that SFAS No. 123(R) makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that may be more severe than any actions our competitors may implement may make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

Repatriation Legislation

The American Jobs Creation Act of 2004, or Act, was signed into law on October 22, 2004. The Act provided a temporary incentive for United States multinational corporations to repatriate accumulated income earned outside the United States at a federal effective tax rate of 5.25%. In the fourth quarter of fiscal 2006, we repatriated $420 million in foreign earnings under the Act. The net tax effect of this distribution was minimal because the current tax cost at a 5.25% tax rate was offset by the benefit attributable to reducing our deferred tax liability for taxes on earnings previously provided at the statutory rate of 35%.

Subsequent Events

ULI Electronics, Inc. On February 20, 2006, we completed the acquisition of ULi Electronics, Inc., a leading developer of core logic technology, for approximately $53 million paid in cash.

Stock Split. On March 6, 2006, we issued a press release announcing that our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. The stock split will be effective on or about Thursday, April 6, 2006 for stockholders of record at the close of business on Friday, March 17, 2006 and will entitle each stockholder to receive one additional share for every outstanding share of common stock held. Upon the completion of the stock split, NVIDIA will have approximately 360 million shares of common stock outstanding.

Stock Repurchase. On March 6, 2006, we also announced that our Board of Directors approved an increase in our existing stock repurchase program. We announced a $400 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board of Directors has authorized to be repurchased has now been increased to a total of $700 million. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase transactions, in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes, and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer. At the point of sale, we assess whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize this license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service arrangements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not recorded any such losses. Costs incurred in advance of revenue recognized are recorded as deferred costs on uncompleted contracts. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

Accounts Receivable

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Management determines this allowance, which consists of an amount identified for specific customer issues as well as an amount based on general estimated exposure. Our overall estimated exposure excludes significant amounts that are covered by credit insurance and letters of credit. If the financial condition of our customers, the financial institutions providing letters of credit, or our credit insurance carrier were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could adversely affect our operating results. Furthermore, there can be no assurance that we will be able to obtain credit insurance in the future. Our current credit insurance agreement expires on December 31, 2007.

As of January 29, 2006, our allowance for doubtful accounts receivable was $0.6 million and our gross accounts receivable balance was $330.4 million. Of the $330.4 million, $76.1 million was covered by credit insurance and $36.6 million was covered by letters of credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may have to record additional reserves or write-offs on certain sales transactions in the future. As a percentage of our gross accounts receivable balance, our allowance for doubtful accounts receivable has ranged between 0.2% and 0.8% during fiscal 2005 and 2006. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit. As of January 29, 2006, our allowance for doubtful accounts receivable represented 0.2% of our gross accounts receivable balance. If our allowance for doubtful accounts receivable would have been recorded at 0.8% of our gross accounts receivable balance, then our allowance for doubtful accounts receivable balance at January 29, 2006 would have been approximately $2.6 million, rather than the actual balance of $0.6 million.

Inventories

Inventory cost is computed on an adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. As of January 29, 2006, our inventory reserve was $48.3 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 8.8% and 15.9% during fiscal 2005 and 2006. As of January 29, 2006, our inventory reserve represented 15.9% of our gross inventory balance. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

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

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States, or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

As of January 29, 2006, we had a valuation allowance of $230.7 million. Of the total valuation allowance, $182.2 million is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, if and when realized, will be accounted for as a credit to stockholders' equity. Of the remaining valuation allowance at January 29, 2006, $19.5 million relates to federal and state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of ownership changes; and $29.0 million relates to certain state deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to certain state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

Goodwill

Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  For the purposes of completing our Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets, impairment test, we performed our analysis on a reporting unit basis.  We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our most recent annual impairment test during the fourth quarter of fiscal 2006 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings in future periods due to the potential for a write-down of goodwill in connection with such tests.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue.

	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	61.7	67.7	71.0
Gross profit	38.3	32.3	29.0
Operating expenses:
Research and development	14.8	16.7	14.8
Sales, general and administrative	8.6	10.0	9.1
In-process research and development	--	--	0.2
Settlement costs	0.6	--	--
Total operating expenses	24.0	26.7	24.1
Income from operations	14.3	5.6	4.9
Interest and other income, net	0.8	0.6	0.5
Convertible debenture redemption expense	--	--	(0.7)
Income before income tax expense	15.1	6.2	4.7
Income tax expense	2.4	1.2	0.6
Net income	12.7%	5.0%	4.1%

Fiscal Years Ended January 29, 2006, January 30, 2005, and January 25, 2004.

Revenue

During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We now report financial information for four product-line operating segments to our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, as follows: the GPU Business, the MCP Business, the Handheld GPU Business, and the Consumer Electronics Business. Revenue in the “All Other” category is primarily derived from sales of memory.  Please refer to Note 15 of the Notes to Consolidated Financial Statements for further information.

Fiscal 2005 was a 53-week year, compared to fiscal 2006 and 2004 which were 52-week years, and we believe that this extra week may have had a positive impact on our revenue in fiscal 2005. However, we are not able to quantify the effect of the slightly longer year on our revenue.

Fiscal Year 2006 vs. Fiscal Year 2005

Revenue was $2.4 billion for fiscal 2006, compared to $2.0 billion for fiscal 2005, which represents an increase of 18.2%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 22.6% to $1.7 billion for fiscal 2006 compared to $1.4 billion for fiscal 2005. The increase was the result of increased sales of our GeForce 6 and GeForce 7 families of desktop GPUs that serve the high-end GPU segment, offset by a slight decline in sales of our mainstream GPU products. In addition, sales of our NVIDIA Quadro professional workstation products and notebook products continued to improve due to an increased mix of GeForce 6-based and GeForce 7-based products, which resulted in an increase in average selling prices.

MCP Business. MCP Business revenue was $352.3 million for fiscal 2006, compared to $175.7 million for fiscal 2005, which represents an increase of 100.6%.  The overall increase in MCP Business revenue is primarily due to increased sales of NVIDIA nForce4 products, which we began selling during the fourth quarter of fiscal 2005, and an increase in average selling prices. The overall increase was offset by a decrease in sales of NVIDIA nForce3 and NVIDIA nForce2 products.

 Handheld GPU Business. Handheld GPU Business revenue was $58.7 million for fiscal 2006, compared to $45.9 million for fiscal 2005, which represents an increase of 27.9%.  The overall increase in Handheld GPU Business revenue is due to an increase in average selling prices of high-end feature phone products and revenue recognized as a result of a development contract.

Consumer Electronics Business. Consumer Electronics Business revenue was $170.2 million for fiscal 2006, compared to $260.0 million for fiscal 2005, which represents a decrease of 34.5%. The decrease in our Consumer Electronics Business is a result of decreased and discontinued sales of our Xbox-related products to Microsoft, partially offset by revenue recognized from our contractual arrangement with SCE. During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, the second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft. During fiscal 2006, we recognized $49.0 million of revenue from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3. No such revenue was recognized during our fiscal 2005 as our definitive agreement with SCE was not executed until the first quarter of fiscal 2006.

Fiscal Year 2005 vs. Fiscal Year 2004

Revenue was $2.0 billion in fiscal 2005, compared to $1.8 billion in fiscal 2004, which represented an increase of 10.3%. Fiscal 2005 was a 53-week year, compared to fiscal 2004 which was a 52-week year.

GPU Business. GPU Business revenue increased by 7.1% to $1.4 billion for fiscal 2005 compared to $1.3 billion for fiscal 2004. The increase was primarily the result of increased sales of our NVIDIA Quadro professional workstation products in fiscal 2005, which was due to unit sales volume increases, and an increase in average selling prices as a result of increased board sales. Notebook GPU sales increased in fiscal 2005 as a result of sales of our GeForce FX Go notebook GPU products outpacing the decline in our older notebook GPU product lines during the period. Sales of desktop products increased in fiscal 2005 as a result of a significant increase in sales of our high-end desktop products, offset by a slight decrease in mainstream desktop products. High-end desktop sales increased in fiscal 2005 primarily due to unit volume increases primarily related to our GeForce 6800 and 6600 products. The decrease in mainstream desktop sales in fiscal 2005 was mainly due to competitive pricing in the mainstream segment offset by the ramp of product sales of our GeForce 6200 with TurboCache technology during the fourth quarter of fiscal 2005.

MCP Business. MCP Business revenue increased by 8.1% to $175.7 million for fiscal 2005 compared to $162.4 million for fiscal 2004. The increase in MCP Business revenue is due to increased sales of NVIDIA nForce3 and NVIDIA nForce4 products. NVIDIA nForce4 products began selling during the fourth quarter of fiscal 2005. This increase was offset by a decrease in sales of NVIDIA nForce2 products.

Handheld GPU Business. Handheld GPU Business revenue increased by 409.7% to $45.9 million for fiscal 2005 compared to $9.0 million for fiscal 2004. The increase in handheld GPU sales in fiscal 2005 was primarily due to our acquisition of MediaQ, Inc. in the third quarter of fiscal 2004, which represented our initial entry into the handheld segment and to sales of our GoForce 4000 product.

Consumer Electronics Business. Consumer Electronics Business revenue decreased by 7.2% to $260.0 million for fiscal 2005 compared to $280.1 million for fiscal 2004. The decrease in our Consumer Electronics Business is due to unit sales volume increases offset by a lower average sales price. Sales of our Xbox products historically fluctuated based on the timing of orders from Microsoft.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 84%, 76% and 75% of total revenue for fiscal 2006, 2005 and 2004, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas for fiscal 2006 as compared to fiscal 2005 and for fiscal 2005 as compared to fiscal 2004 is primarily due to decreased sales of XGPUs and MCPs used in the Microsoft Xbox product, which were billed to Microsoft in the United States.

Sales to our two largest customers accounted for approximately 26%, 31%, and 36% of our revenue during fiscal 2006, 2005 and 2004, respectively.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs.  Cost of revenue also includes development costs for license and service arrangements. Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold.  Our gross margin was 38.3%, 32.3% and 29.0% for fiscal 2006, 2005 and 2004. A discussion of our gross margin results for each of our operating segments is as follows:

Fiscal Year 2006 vs. Fiscal Year 2005

GPU Business. The gross margin of our GPU Business increased during fiscal 2006 as compared to fiscal 2005, primarily due to the sale of our GeForce 7 series GPUs and increased sales of our GeForce 6 series GPUs, which collectively now account for approximately 78% of our GPU Business revenue.  Our GeForce 7 and our GeForce 6 series GPUs generally have higher gross margins than our GeForce FX series GPUs which comprised 53% of our fiscal 2005 GPU Business revenue. In addition, average selling prices from our notebook GeForce 7 and GeForce 6 series GPU products increased as a larger percentage of our total notebook revenue during fiscal 2006 as compared to fiscal 2005.

MCP Business. The gross margin of our MCP Business increased during fiscal 2006 as compared to fiscal 2005, primarily due to the increase in revenue from sales of our NVIDIA nForce3 and NVIDIA nForce4 products, which to date have experienced higher gross margins than previous generations of NVIDIA nForce products.

Handheld GPU Business. The gross margin of our Handheld GPU Business increased during fiscal 2006 as compared to fiscal 2005, primarily due to the inventory write-off of certain handheld products in the third quarter of fiscal 2005.

Consumer Electronics Business. The gross margin of our Consumer Electronics Business increased during fiscal 2006 as compared to fiscal 2005, primarily due to the reduction of die costs for Xbox-related products, and the recognition of revenue from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3.

Fiscal Year 2005 vs. Fiscal Year 2004

GPU Business. The gross margin of our GPU Business increased during fiscal 2005 as compared to fiscal 2004. Our GeForce FX series of GPU products experienced lower gross margins than previous series of GeForce GPU products, such as the GeForce 4 series. Company-wide efforts were made to drive down cost and improve gross margin and, as a result, during fiscal 2005, we were able to improve our gross margin. In addition, in fiscal 2005, we realized increased sales of our performance GeForce FX desktop GPU products and began shipping our GeForce 6 series GPUs, which are among our highest gross margin products. Finally, revenue from our NVIDIA Quadro professional workstation products, which typically provide the highest gross margins of any of our products, increased as a percentage of our total revenue during fiscal 2005. This increase in our mix of revenue toward higher-margin products led to a positive impact on our overall gross margin.

MCP Business. The gross margin of our MCP Business increased during the fiscal 2005 as compared fiscal 2004 primarily due to the increase in revenue from sales of our NVIDIA nForce3 and NVIDIA nForce4 products, which to date have experienced higher gross margins than our previous generations of NVIDIA nForce products.

Handheld GPU Business. The gross margin of our Handheld GPU Business decreased during fiscal 2005 as compared to fiscal 2004 primarily due to the inventory write-off of certain handheld products in the third quarter of fiscal 2004.

Consumer Electronics Business. The gross margin of our Consumer Electronics Business decreased during fiscal 2005 as compared to fiscal 2004 primarily due to the pricing settlement with Microsoft that we announced on February 6, 2003 that related to sales of our Xbox related processors. In addition, during fiscal 2005 we realized a lower average sales price on our sales of Xbox processors.

Consolidated Gross Margin

The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  We expect gross margin to improve by approximately 0.5% to 1.0% during the first quarter of fiscal 2007.

Operating Expenses

Research and Development

	Year Ended				Year Ended
	Jan. 29,	Jan. 30,	$	%	Jan. 30,	Jan. 25,	$	%
	2006	2005	Change	Change	2005	2004	Change	Change
	(in thousands)
Research and Development:
Salaries and benefits	$206.0	$173.6	$32.4	19%	$173.6	$137.6	$36.0	26%
Computer software and lab equipment	46.4	41.1	5.3	13%	41.1	36.9	4.2	11%
New product development	28.6	29.0	(0.4)	(1)%	29.0	18.6	10.4	56%
Facility expense	32.0	31.4	0.6	2%	31.4	28.3	3.1	11%
Depreciation and amortization	58.2	56.1	2.1	4%	56.1	44.6	11.5	26%
License and development project costs	(28.9)	(2.0)	(26.9)	(1,345)%	(2.0)	--	(2.0)	--
Other	9.8	5.9	3.9	66%	5.9	4.0	1.9	48%
Total	$352.1	$335.1	$17.0	5%	$335.1	$270.0	$65.1	24%
Research and development as a percentage of net revenue	15%	17%			17%	15%

Research and development expenses increased by $17.0 million, or 5%, from fiscal 2005 to fiscal 2006 primarily due to a $32.4 million increase in salaries and benefits related to 423 additional personnel and a $5.3 million increase in computer software and equipment primarily due to increased allocation of information technology expenses. Other expenses increased $3.9 million primarily due to travel and other employee related expenses associated with the expansion of our international sites. Depreciation and amortization increased $2.1 million due to increased purchases of hardware and software equipment and facilities increased $0.6 million due to increased facilities expense allocation, both of which were based on the growth in headcount. These increases were offset by an increase of $26.9 million in license and development project costs, primarily related to increased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. As a portion of our personnel who usually devote their time to research and development efforts have been focusing their efforts on these development projects, the costs associated with these individuals are not charged to research and development, but were charged to cost of revenue in our consolidated statements of income, or were capitalized on our consolidated balance sheets and will be recognized as cost of revenue, on a percentage of completion basis.

Research and development expenses increased by $65.1 million, or 24%, from fiscal 2004 to fiscal 2005 primarily due to a $36.0 million increase in salaries and benefits related to 174 additional personnel and a $10.4 million increase in new product development costs related to an overall increase in the number of product tape-outs and in prototype materials. Depreciation and amortization increased $11.5 million due to emulation hardware and software programs that were purchased during fiscal 2004, resulting in a full year of depreciation in fiscal 2005 compared to a partial year of depreciation in fiscal 2004. Computer software and equipment increased $4.2 million primarily due to increased allocation of information technology expenses and facilities increased $3.1 million due to increased facilities expense allocation, both of which were based on the growth in headcount. Other expenses increased $1.9 million primarily due to travel and other employee related expenses associated with the expansion of our international sites. These increases were offset by an increase of $2.0 million in license and development project costs related to our collaboration with SCE that are classified as cost of revenue in our consolidated statements of income, or were capitalized on our consolidated balance sheets and will be recognized on a percentage of completion basis. Our collaboration with SCE was not in effect during fiscal 2004.

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

Sales, General and Administrative

	Year Ended				Year Ended
	Jan. 29,	Jan. 30,	$	%	Jan. 30,	Jan. 25,	$	%
	2006	2005	Change	Change	2005	2004	Change	Change
	(in thousands)
Sales, General and Administrative:
Salaries and benefits	$108.5	$94.7	$13.8	15%	$94.7	$76.3	$18.4	24%
Advertising and promotions	49.4	66.6	(17.2)	(26)%	66.6	47.2	19.4	41%
Legal and accounting fees	18.7	12.6	6.1	48%	12.6	12.6	--	--
Facility expense	12.5	9.6	2.9	30%	9.6	8.3	1.3	16%
Depreciation and amortization	8.5	13.0	(4.5)	(35)%	13.0	14.6	(1.6)	(11)%
Other	6.8	4.3	2.5	58%	4.3	6.2	(1.9)	(31)%
Total	$204.4	$200.8	$3.6	2%	$200.8	$165.2	$35.6	22%
Sales, general and administrative as a percentage of net revenue	9%	10%			10%	9%

Sales, general and administrative expenses increased $3.6 million, or 2%, from fiscal 2005 to fiscal 2006 primarily due to a $13.8 million increase in salaries and benefits related to 122 additional personnel and a $6.1 million increase in legal expenses primarily due to certain insurance reimbursements that we received during fiscal 2005 that reduced this expense, and increased litigation activity during fiscal 2006 related to 3dfx Interactive, Inc., or 3dfx, and American Video Graphics, or AVG. In addition there were increases of $2.9 million in facility expense due primarily to the expansion of our international sites and $2.5 million in other general and administrative expenses, offset by a reduction in bad debt expense. These increases were offset by a $17.2 million decrease in advertising and promotion costs, primarily associated with a reduction in certain marketing programs, tradeshow expenses, new product launches and customer samples, other marketing costs, travel related and employee recruitment expenses, and by a $4.5 million decrease in depreciation and amortization.

Sales, general and administrative expenses increased $35.6 million, or 22%, from fiscal 2004 to fiscal 2005 primarily due to an $18.4 million increase in salaries and benefits related to 88 additional personnel and a $19.4 million increase in advertising and promotion costs for tradeshows and new product launches and other marketing costs, including travel and customer samples. These increases were offset by a decrease of $1.9 million in other expenses during the period, including a reduction in bad debt expense.

Operating Expenses

We anticipate that our operating expenses will increase in the first quarter of fiscal 2007. In addition to the headcount additions that we plan to make, we will be adding the operating costs related to the acquisition of ULi, which closed on February 20, 2006. We expect that these factors will result in an increase in operating expenses in the first quarter of fiscal 2007, as compared to the fourth quarter of fiscal 2006. In addition, the first quarter of fiscal 2007 will be the first time that we include stock-based employee compensation expense under Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment in our results. We anticipate that our stock-based compensation expense will be approximately $18 to $22 million for the first quarter of fiscal 2007.

In-process research and development

In connection with our acquisition of MediaQ in August 2003, we wrote-off $3.5 million of in-process research and development expense, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of SFAS No. 2, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price.

Settlement Costs

Settlement costs were $14.2 million for fiscal 2006.  The settlement costs are associated with two litigation matters, 3dfx and AVG.  AVG is settled. The 3dfx matter is not finally settled and is subject to judicial review and the completion of appropriate procedures and documents. However, based on the potential settlement in this case, we have concluded that a loss is probable and that we can reasonably estimate the amount of loss.  Please refer to Note 11 of the Notes to Consolidated Financial Statements for further information.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income increased from $11.4 million to $20.7 million from fiscal 2005 to fiscal 2006 primarily due to the result of higher average balances of cash, cash equivalents and marketable securities and higher interest rates in fiscal 2006 when compared to fiscal 2005. Interest income decreased from $18.6 million to $11.4 million from fiscal 2004 to fiscal 2005 primarily due to the result of lower overall balances of cash, cash equivalents and marketable securities and due to lower market interest rates.

Interest expense primarily consists of interest incurred as a result of capital lease obligations and, prior to the redemption in October 2003, interest on the convertible subordinated debentures, or the Notes. Interest expense decreased from $12.0 million to $0.2 million from fiscal 2004 to fiscal 2005. The decrease was primarily due to the redemption of the Notes.

Other Income (Expense), net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities. Other income decreased by $1.1 million from fiscal 2005 to fiscal 2006 primarily due to the liquidation of marketable securities during fiscal 2006 in order to obtain the cash needed for the repatriation of certain foreign earnings under the American Jobs Creation Act of 2004. Other income decreased by $2.4 million from fiscal 2004 to fiscal 2005 primarily due to $2.5 million of realized gains on the sale of marketable securities during fiscal 2004 as a result of our liquidation of a significant portion of our marketable securities portfolio in order to obtain the cash required to redeem the Notes in October 2003. This decrease was offset by a $1.0 million realized gain during fiscal 2005 related to the receipt of cash and marketable securities as part of an investment exchange.

Income Taxes

We recognized income tax expense of $57.6 million, $25.1 million, and $12.3 million in fiscal 2006, 2005 and 2004, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 16.0% in fiscal 2006, 20.0% in fiscal 2005, and 14.1% in fiscal 2004.

The difference in the effective tax rates amongst the three years is primarily attributable to changes in our geographic mix of income subject to tax.

Please refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding the components of our income tax expense.

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

Liquidity and Capital Resources

As of January 29, 2006, we had $950.2 million in cash, cash equivalents and marketable securities, an increase of $280.1 million from the end of fiscal 2005. As of January 30, 2005, we had $670.0 million in cash, cash equivalents and marketable securities, an increase of $66.0 million from the end of fiscal 2004. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $446.4 million, $132.2 million, and $49.7 million during fiscal 2006, 2005, and 2004, respectively. The increase in cash flows from operating activities in fiscal 2006 when compared to fiscal 2005 was primarily related to the $202.2 million increase in net income and changes in operating assets and liabilities. On our consolidated balance sheet, accrued liabilities increased $77.2 million primarily due to the recording of income taxes payable for fiscal 2006, the increase in accruals related to customer programs and the recording of $30.6 million in relation to 3dfx, of which $25.0 million was recorded as an adjustment to goodwill. Accounts payable decreased $58.8 million and inventories decreased $60.7 million primarily as a result of significant reductions in older products, offset by an increase in new products. Accounts receivable increased $21.9 million primarily due to increased sales and improved linearity of sales, and cash collections during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005. The increase in cash flows from operating activities in fiscal 2005 when compared to fiscal 2004 was primarily related to the $25.9 million increase in net income and changes in operating assets and liabilities. On our consolidated balance sheet, accrued liabilities increased $37.3 million primarily due to an increase in rebates payable, which resulted from increased OEM business. Accounts payable increased $52.9 million primarily due to purchases from subcontract manufacturers for inventory. Offsetting these increases, our accounts receivable increased $99.6 million primarily due to increased sales during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

Investing activities have consisted primarily of purchases and sales of marketable securities, and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $41.8 million and $152.0 million during fiscal 2006 and 2005, respectively. Net cash used by investing activities during fiscal 2006 was primarily due to $79.6 million for capital expenditures primarily attributable to purchases of new research and development equipment, hardware equipment, technology licenses, software, intangible assets and leasehold improvements at our headquarters facility in Santa Clara, California and at our international sites. In addition, we used cash of $12.1 million to acquire certain assets of a private company and $9.7 million related to investments we made during fiscal 2006 in non-affiliated companies. These uses of cash were offset by $59.6 million of net proceeds from sales of marketable securities. Investing activities used cash of $152.0 million and provided cash of $88.0 million during fiscal 2005 and 2004, respectively. Net cash used by investing activities during fiscal 2005 was primarily due to $84.7 million of net purchases of marketable securities. In addition, we used $67.3 million for capital expenditures primarily attributable to purchases of leasehold improvements for our new data center at our headquarters campus, new research and development emulation equipment, technology licenses, software and intangible assets. We expect to spend approximately $80 million to $100 million for capital expenditures during fiscal 2007, primarily for purchases of software licenses, emulation equipment, computers and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities used cash of $61.4 million during fiscal 2006 compared to cash provided of $13.8 million during fiscal 2005. Cash used in fiscal 2006 primarily resulted from $188.5 million related to our stock repurchase program, offset by $127.5 million of common stock issued under employee stock plans. In fiscal 2005, the cash provided was primarily from $42.5 million of common stock issued under employee stock plans, offset by $24.6 million related to our stock repurchase program. Financing activities provided cash of $13.8 million during fiscal 2005 compared to cash used of $270.3 million during fiscal 2004. Cash provided in fiscal 2005 primarily resulted from $42.5 million of common stock issued under employee stock plans, offset by $24.6 million related to our stock repurchase program. In fiscal 2004, the cash used was primarily due to the $300.0 million redemption of the Notes, which included $18.6 million of Notes that we had purchased during the three months ended October 26, 2003.

Stock Repurchase Program

On August 9, 2004 we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the fourth quarter of fiscal 2006, we repurchased 1.3 million shares of our common stock for $50.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the fourth quarter of fiscal 2006, we have repurchased 8.5 million shares under our stock repurchase program for a total cost of $213.2 million. During the first quarter of fiscal 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $50.0 million that we expect to settle prior to the end of our first fiscal quarter.

On March 6, 2006, we announced that our Board of Directors had approved an increase in our existing stock repurchase program. We announced a $400 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board of Directors has authorized to be repurchased has now been increased to a total of $700 million. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase transactions, in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

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

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Operations - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.”

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

3dfx Asset Purchase

The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors of 3dfx reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, which will be subject to the review and approval of the Bankruptcy Court, calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three months ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. Please refer to Note 11 of the Notes to Consolidated Financial Statements for further information regarding this litigation.

Contractual Obligations

The following summarizes our contractual obligations that are not on our balance sheet as of January 29, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$172,483	$29,557	$57,717	$55,606	$29,603
Purchase obligations (1)	401,571	401,571	--	--	--
Total contractual obligations	$574,054	$431,128	$57,717	$55,606	$29,603

(1) Represents our inventory purchase commitments as of January 29, 2006.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, which includes interpretive guidance for the initial implementation of SFAS No. 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. We intend to adopt SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 30, 2006, the first day of our fiscal 2007. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. We anticipate that our stock-based compensation expense will be approximately $18 to $22 million for the first quarter of fiscal 2007 and we are unsure how the market will react to this adverse affect on our operating results, which could impact our stock price.

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

In November 2005, the FASB issued Staff Position, or FSP, FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We will adopt this FSP during the first quarter of fiscal 2007. We do not believe the adoption of this FSP will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are currently evaluating the impact that the adoption of this FSP could have on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

As of January 29, 2006, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $2.6 million.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of January 29, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2006 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Election of Directors” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Election of Directors” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

Reference is made to the information appearing under the heading “Code of Ethics” in our 2006 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Worldwide Code of Ethics” and “Financial Team Code of Ethics” are published on our Investor Relations web site, under Corporate Governance, at www.nvidia.com.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information appearing under the heading “Executive Compensation” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

Reference is made to the information appearing in our 2006 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Compensation-Equity Compensation Plan Information," and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information appearing in our 2006 Proxy Statement under the heading “Certain Transactions,” which information is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information appearing in our 2006 Proxy Statement, which information is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page

(a)	1.	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	55
		Report of Independent Registered Public Accounting Firm, KPMG LLP	57
		Consolidated Balance Sheets as of January 29, 2006 and January 30, 2005	58
		Consolidated Statements of Income for the years ended January 29, 2006, January 30, 2005, and January 25, 2004	59
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended January 29, 2006, January 30, 2005, and January 25, 2004	60
		Consolidated Statements of Cash Flows for the years January 29, 2006, January 30, 2005, and January 25, 2004	61
		Notes to Consolidated Financial Statements	63

(a)	2.	Financial Statement Schedules
		Schedule II Valuation and Qualifying Accounts	92

(a)	3.	Exhibits	93
		The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
NVIDIA Corporation:

We have completed integrated audits of NVIDIA Corporation’s fiscal 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 29, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 29, 2006 and January 30, 2005 and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein as of January 29, 2006 and January 30, 2005 and for each of the two years in the period ended January 29, 2006 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 29, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NVIDIA Corporation:

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of NVIDIA Corporation and subsidiaries (the “Company”) for the year ended January 25, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended January 25, 2004 as listed in the index of Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of NVIDIA Corporation and subsidiaries for the year ended January 25, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
February 12, 2004

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 29,	January 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$551,756	$208,512
Marketable securities	398,418	461,533
Accounts receivable, less allowances of $10,837 and $13,153 in 2006 and 2005, respectively	318,186	296,279
Inventories	254,792	315,518
Prepaid expenses and other current assets	24,387	19,819
Deferred income taxes	1,393	3,265
Total current assets	1,548,932	1,304,926

Property and equipment, net	178,152	178,955
Deposits and other assets	27,477	9,034
Goodwill	145,317	108,107
Intangible assets, net	15,421	27,514
	$1,915,299	$1,628,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,395	$238,223
Accrued liabilities	259,264	182,077
Current portion of capital lease obligations	--	856
Total current liabilities	438,659	421,156

Deferred income tax liabilities	8,260	20,754
Other long-term liabilities	10,624	8,358
Commitments and contingencies - see Note 11

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	--	--
Common stock, $.001 par value; 1,000,000,000 shares authorized; 179,963,979 shares issued and 171,477,456 outstanding in 2006; and 169,173,898 shares issued and 167,089,545 outstanding in 2005	180	169
Additional paid-in capital	798,251	636,618
Deferred compensation	(1,676)	(2,926)
Treasury stock	(212,142)	(24,644)
Accumulated other comprehensive loss, net	(1,957)	(3,463)
Retained earnings	875,100	572,514
Total stockholders' equity	1,457,756	1,178,268
	$1,915,299	$1,628,536

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004

Revenue	$2,375,687	$2,010,033	$1,822,945
Cost of revenue	1,464,892	1,360,547	1,294,067
Gross profit	910,795	649,486	528,878
Operating expenses:
Research and development	352,099	335,104	269,972
Sales, general and administrative	204,441	200,789	165,249
In-process research and development	--	--	3,500
Settlement costs	14,158	--	--
Total operating expenses	570,698	535,893	438,721
Income from operations	340,097	113,593	90,157
Interest income	20,698	11,422	18,561
Interest expense	(72)	(164)	(12,010)
Other income (expense), net	(502)	594	3,033
Convertible debenture redemption expense	--	--	(13,068)
Income before income tax expense	360,221	125,445	86,673
Income tax expense	57,635	25,089	12,254
Net income	$302,586	$100,356	$74,419
Basic net income per share	$1.78	$0.60	$0.46
Diluted net income per share	$1.65	$0.57	$0.43
Shares used in basic per share computation	169,690	166,062	160,924
Shares used in diluted per share computation	182,951	176,558	172,707

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Additional Paid in	Deferred	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders’	Total Comprehensive
	Shares	Amount	Capital	Compenation	Stock	Income (Loss)	Earnings	Equity	Income

Balances, January 26, 2003	157,790,022	$158	$531,186	$(156)	$--	$3,760	$397,739	$932,687	$94,451
Issuance of common stock from stock plans	6,355,765	6	37,667	--	--	--	--	37,673
Tax benefit from stock plans	--	--	8,488	--	--	--	--	8,488
Deferred compensation	--	--	6,140	(5,984)	--	--	--	156
Amortization of deferred compensation	--	--	--	672	--	--	--	672
Unrealized loss, net of $1,940 tax effect	--	--	--	--	--	(383)	--	(383)	(383)
Reclassification adjustment for net gains included in net income, net of $632 tax effect	--	--	--	--	--	(2,527)	--	(2,527)	(2,527)
Net income	--	--	--	--	--	--	74,419	74,419	74,419
Balances, January 25, 2004	164,145,787	164	583,481	(5,468)	--	850	472,158	1,051,185	71,509
Issuance of common stock from stock plans	5,028,111	5	42,497	--	--	--	--	42,502
Stock repurchase	(2,084,353)	--	--	--	(24,644)	--	--	(24,644)
Tax benefit from stock plans	--	--	11,845	--	--	--	--	11,845
Reversal of deferred compensation	--	--	(1,205)	1,205	--	--	--	--
Amortization of deferred compensation	--	--	--	1,337	--	--	--	1,337
Unrealized loss, net of $1,470 tax effect	--	--	--	--	--	(4,468)	--	(4,468)	(4,468)
Reclassification adjustment for net losses included in net income, net of ($38) tax effect	--	--	--	--	--	155	--	155	155
Net income	--	--	--	--	--	--	100,356	100,356	100,356
Balances, January 30, 2005	167,089,545	169	636,618	(2,926)	(24,644)	(3,463)	572,514	1,178,268	96,043
Issuance of common stock from stock plans	10,831,746	11	127,486	--	--	--	--	127,497
Stock repurchase	(6,402,170)	--	--	--	(188,509)	--	--	(188,509)
Tax benefit from stock plans	--	--	34,821	--	--	--	--	34,821
Cancellation of shares	(41,665)	--	(520)	--	1,011	--	--	491
Reversal of deferred compensation	--	--	(154)	154	--	--	--	--
Amortization of deferred compensation	--	--	--	1,096	--	--	--	1,096
Unrealized loss, net of $845 tax effect	--	--	--	--	--	(120)	--	(120)	(120)
Reclassification adjustment for net losses included in net income, net of ($407) tax effect	--	--	--	--	--	1,626	--	1,626	1,626
Net income	--	--	--	--	--	--	302,586	302,586	302,586
Balances, January 29, 2006	171,477,456	$180	$798,251	$(1,676)	$(212,142)	$(1,957)	$875,100	$1,457,756	$304,092

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
Cash flows from operating activities:
Net income	$302,586	$100,356	$74,419
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	--	--	3,500
Non-cash realized gain on investment exchange	(96)	(533)	--
Depreciation and amortization	97,977	102,597	82,016
Net loss on retirements of property and equipment	1,005	412	--
Write-off of convertible debenture issuance costs	--	--	5,485
Deferred income taxes	(10,622)	12,141	55,135
Stock-based compensation	1,096	1,337	672
Bad debt expense (benefit)	(492)	(844)	731
Tax benefit from employee stock plans	34,821	11,845	8,488
Changes in operating assets and liabilities:
Accounts receivable	(21,415)	(110,312)	(88,222)
Inventories	60,726	(81,280)	(85,126)
Prepaid expenses and other current assets	(4,568)	(5,569)	(2,698)
Deposits and other assets	(8,073)	(1,458)	(3,482)
Accounts payable	(58,828)	52,941	43,506
Accrued liabilities	52,291	50,567	(44,746)
Net cash provided by operating activities	446,408	132,200	49,678
Cash flows from investing activities:
Purchases of marketable securities	(338,058)	(313,760)	(734,642)
Sales and maturities of marketable securities	397,686	229,068	1,021,590
Acquisition of businesses	(12,131)	--	(71,303)
Purchases of property and equipment and intangible assets	(79,600)	(67,261)	(127,604)
Investments in non-affiliates	(9,684)	--	--
Net cash provided by (used in) investing activities	(41,787)	(151,953)	88,041
Cash flows from financing activities:
Redemption of convertible debenture	--	--	(300,000)
Common stock issued under employee stock plans	127,497	42,502	37,757
Stock repurchase	(188,509)	(24,644)	--
Principal payments on capital leases	(856)	(4,015)	(8,048)
Retirement of common stock	491	--	--
Net cash provided by (used in) financing activities	(61,377)	13,843	(270,291)
Change in cash and cash equivalents	343,244	(5,910)	(132,572)
Cash and cash equivalents at beginning of period	208,512	214,422	346,994
Cash and cash equivalents at end of period	$551,756	$208,512	$214,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$163	$15,167
Cash paid (refund) for income taxes, net	$3,368	$763	$(211)

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

Other non-cash activities:
Acquisition of business - goodwill adjustment	$25,765	$1,091	$--
Assets recorded under capital lease arrangements	$--	$--	$2,528
Application of customer advance to accounts receivable	$--	$11,508	$46,866
Marketable security received from investment exchange	$96	$688	$--
Asset retirement obligation	$1,835	$4,483	$--
Unrealized gains/losses from marketable securities	$1,068	$5,745	$4,850
Deferred stock-based compensation	$154	$1,205	$6,140

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: graphics processing units, or GPUs, media and communications processors, or MCPs, Handheld GPUs, and Consumer Electronics. Our GPU Business is composed of products that support desktop personal computers, or PCs, notebook PCs and professional workstations; our MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California.

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. Fiscal 2006 and 2004 were 52-week years, compared to fiscal 2005 which was a 53-week year.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 29, 2006, our cash and cash equivalents were $551.8 million, which includes $256.6 million invested in money market funds.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. We follow the guidance provided by Emerging Issues Task Force Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in order to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

Inventories

Inventory cost is computed on an adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory for estimated amounts related to lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

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

Debt Financing Costs

In connection with the issuance of the convertible subordinated debentures, see Note 11, we incurred certain direct issuance costs from third parties who performed services that assisted in the closing of the transaction. These issuance costs were included in our consolidated balance sheets under “deposits and other assets” and were amortized on a straight line basis over the term of the financing. On October 24, 2003, we fully redeemed the Notes. In connection with the redemption, we recorded a $13.1 million charge in fiscal 2004, which included the write-off of $5.5 million of unamortized issuance costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Expenses

We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal 2006, 2005, and 2004 were $9.2 million, $15.2 million, and $11.3 million, respectively.

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. At the point of sale, we assess whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Our customer programs also include marketing development funds, or MDFs. We account for MDFs as either a reduction of revenue or an operating expense in accordance with EITF 01-9. MDFs represent monies paid to retailers, system builders, original equipment manufacturers, or OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products. If market conditions decline, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered.

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

License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize this license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service arrangements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not recorded any such losses. Costs incurred in advance of revenue recognized are

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recorded as deferred costs on uncompleted contracts. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. One customer accounted for approximately 11% of our accounts receivable balance at January 29, 2006. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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

Accounting for Asset Retirement Obligations

In fiscal 2004, we adopted Statement of Financial Accounting Standards No. 143, or SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. During fiscal 2005, we completed leasehold improvements at our headquarters facility in Santa Clara, California and recorded a liability of $4.5 million to return the property to its original condition upon lease termination in fiscal year 2013. During fiscal 2006, we continued the expansion of our international facilities, and completed leasehold improvements at our international sites. As a result, we recorded an additional liability of $2.0 million, of which $0.2 million relates to accretion expense, to return the properties at these sites to their original condition upon lease termination.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States, or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 29, 2006 and January 30, 2005. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

Foreign Currency Translation

We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities, including inventories, prepaid expenses and other current assets, property and equipment, deposits and other assets and equity, are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” and to date have not been significant.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, we discontinued amortizing the

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to our annual impairment test during our fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. For the purposes of completing our SFAS No. 142  impairment test, we performed our analysis on a reporting unit basis. We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our most recent annual impairment test during the fourth quarter of fiscal 2006 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings due to the potential for a write-down of goodwill in connection with such tests.

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

We use the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based employee compensation plans. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. We recognize compensation cost for awards with pro rata vesting on a straight-line basis. Compensation cost for our stock-based compensation plans as determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, would have decreased net income in the periods presented to the pro forma amounts indicated below:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
	(In thousands, except per share data)
Net income, as reported	$302,586	$100,356	$74,419
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	920	1,070	537
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(79,862)	(87,071)	(74,513)
Pro forma net income	$223,644	$14,355	$443
Basic net income per share - as reported	$1.78	$0.60	$0.46
Basic net income per share - pro forma	$1.32	$0.09	$0.00
Diluted net income per share - as reported	$1.65	$0.57	$0.43
Diluted net income per share - pro forma	$1.22	$0.08	$0.00

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For the purpose of the pro forma calculation, the fair value of stock options granted under our stock option plans and the fair value of shares issued under our employee stock purchase plan have been estimated with the following assumptions:

	Stock Options
	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	3.6 - 5.1	4.0	4.0
Risk free interest rate	4.0% - 4.4%	3.0%	2.4%
Volatility	34% - 48%	75% - 80%	80%
Dividend yield	--	--	--

Employee Stock Purchase Plan
	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
	(Using the Black-Scholes model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0	0.5 -1.0
Risk free interest rate	0.9% - 3.7%	1.1% - 2.1%	1.6% - 2.4%
Volatility	30% - 45%	80%	88%
Dividend yield	--	--	--

For the purpose of the pro forma calculation, the weighted average per share fair value of options granted during fiscal 2006, 2005 and 2004 was approximately $10.87, $14.10, and $9.43, respectively. For the purpose of the pro forma calculation, the weighted average fair value of shares purchased under the employee stock purchase plan during fiscal 2006, 2005 and 2004 was approximately $3.44, $5.28, and $3.76, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$302,586	$100,356	$74,419
Denominator:
Denominator for basic net income per share, weighted average shares	169,690	166,062	160,924
Effect of dilutive securities:
Stock options outstanding	13,261	10,496	11,783
Denominator for diluted net income per share, weighted average shares	182,951	176,558	172,707

Net income per share:
Basic net income per share	$1.78	$0.60	$0.46
Diluted net income per share	$1.65	$0.57	$0.43

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares of stock options outstanding of 5.8 million, 13.7 million, and 7.9 million for the fiscal 2006, 2005 and 2004, respectively. The weighted average price of stock options excluded from the computation of diluted earnings per share was $35.58, $27.86, and $29.63 for fiscal 2006, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, which includes interpretive guidance for the initial implementation of SFAS No. 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. We intend to adopt SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 30, 2006, the first day of our fiscal 2007. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. We anticipate that our stock-based compensation expense will be approximately $18 to $22 million for the first quarter of fiscal 2007 and we are unsure how the market will react to this adverse affect on our operating results, which could impact our stock price. However, had we adopted SFAS No. 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, assuming the application of the Black-Scholes model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of the Notes to Consolidated Financial Statements under the subheading “Stock-Based Compensation.” SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In November 2005, the FASB issued Staff Position, or FSP, FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our consolidated financial position, results of operations or cash flows.

Note 2 - Acquisition of MediaQ, Inc.

On August 19, 2003, we completed the acquisition of MediaQ, Inc., or MediaQ, a leading provider of graphics and multimedia technology for wireless mobile devices. Our primary reasons for the acquisition of MediaQ, Inc. were to accelerate our entry into the handheld devices market, use MediaQ’s two-dimensional, or 2D, and low power capabilities, allowing us to continue to focus on three-dimensional, or 3D, and advanced video efforts, use existing MediaQ channel and design wins, and enhance MediaQ’s PDA business through our existing OEM and original design manufacturer channels.

The aggregate purchase price consisted of cash consideration of approximately $71.3 million, including $1.3 million of direct acquisition costs and $3.5 million of in-process research and development, or IPR&D, The amount of the IPR&D represents the value assigned to research and development projects of MediaQ that had commenced but had not yet reached technological feasibility and had no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4 - Goodwill

The carrying amount of goodwill is as follows:

	January 29,	January 30,	January 25,
	2006	2005	2004
	(In thousands)
3dfx	$75,326	$50,326	$50,326
MediaQ	52,913	52,913	53,695
Other	17,078	4,868	4,888
Total goodwill	$145,317	$108,107	$108,909

During the fourth quarter of fiscal 2006, we recorded $12.2 million as goodwill for the acquisition of a small international company. The acquisition was accounted for under the purchase method of accounting and closed on December 30, 2005. During the third quarter of fiscal 2006, we recorded $25.0 million as goodwill related to the purchase of certain assets of 3dfx. Please refer to Note 3 of the Notes to Consolidated Financial Statements for further information.  In fiscal 2005, the amount allocated to MediaQ goodwill was adjusted to $52,913 as a result of additional information that became available. This information was primarily related to liabilities that were less than originally estimated at the time of acquisition.

During fiscal 2005, in conjunction with the reorganization of our business reporting units, we reassigned goodwill to our reporting units using a relative fair value allocation approach. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The amount of goodwill allocated to our GPU, MCP, Handheld GPU, Consumer Electronics, and All Other segments as of January 29, 2006, was $99.3 million, $15.1 million, $12.7 million, $11.9 million, and $6.3 million, respectively.  Please refer to Note 15 of the Notes to Consolidated Financial Statements for further segment information.

Note 5 - Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years on a straight-line basis. The components of our amortizable intangible assets are as follows:

	January 29, 2006			January 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Technology licenses	$21,586	$(13,595)	$7,991	$17,236	$(9,841)	$7,395
Patents	23,750	(19,911)	3,839	23,260	(15,400)	7,860
Acquired intellectual property	27,086	(24,516)	2,570	27,086	(18,578)	8,508
Trademarks	11,310	(10,807)	503	11,310	(8,544)	2,766
Other	1,494	(976)	518	1,494	(509)	985
Total intangible assets	$85,226	$(69,805)	$15,421	$80,386	$(52,872)	$27,514

Amortization expense associated with intangible assets for fiscal 2006, 2005 and 2004 was $16.9 million, $19.7 million, and $16.2 million, respectively. Future amortization expense for the net carrying amount of intangible assets at January 29, 2006 is estimated to be $10.5 million in fiscal 2007, $4.3 million in fiscal 2008, and $0.6 million in fiscal 2009 and thereafter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized losses for fiscal 2006 and 2005 were $2.8 million and $0.4 million, respectively. Net realized gains for fiscal 2004 were $2.9 million.

The following is a summary of cash equivalents and marketable securities at January 29, 2006 and January 30, 2005:

	January 29, 2006
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
	(In thousands)
Asset-backed securities	$224,649	$1	$(983)	$223,667
Commercial paper	138,091	13	(7)	138,097
Obligations of the United States government & its agencies	72,753	8	(834)	71,927
United States corporate notes, bonds and obligations	179,930	5	(1,467)	178,468
Money market	256,593	--	--	256,593
Total	$872,016	$27	$(3,291)	$868,752

Classified as:
Cash equivalents				$470,334
Marketable securities				398,418
Total				$868,752

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	January 30, 2005
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
	(In thousands)
Publicly traded equity securities	$687	$220	$--	$907
Asset-backed securities	177,771	1	(1,786)	175,986
Commercial paper	7,854	--	--	7,854
Obligations of the United States government & its agencies	104,768	--	(895)	103,873
United States corporate notes, bonds and obligations	182,688	6	(1,874)	180,820
Money market	164,377	--	--	164,377
Total	$638,145	$227	$(4,555)	$633,817

Classified as:
Cash equivalents				$172,284
Marketable securities				461,533
Total				$633,817

The following table provides the breakdown of the investments with unrealized losses at January 29, 2006:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset-backed securities	$78,286	$(334)	$48,293	$(649)	$126,579	$(983)
Commercial paper	19,600	(7)	--	--	19,600	(7)
Obligations of the United States government & its agencies	39,032	(434)	22,851	(400)	61,883	(834)
United States corporate notes, bonds and obligations	139,842	(485)	64,593	(982)	204,435	(1,467)
Money market	--	--	--	--	--	--
Total	$276,760	$(1,260)	$135,737	$(2,031)	$412,497	$(3,291)

As of January 29, 2006, we had 143 investments that were in an unrealized loss position with an average unrealized loss duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 29, 2006 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at January 29, 2006 and January 30, 2005 by contractual maturity are shown below.

All of our marketable securities are debt instruments with the exception of $0.9 million of publicly traded equity securities at January 30, 2005.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	January 29, 2006		January 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$491,259	$491,246	$198,242	$197,844
Due in 1 - 5 years	364,065	361,047	416,085	412,141
Due in 6-7 years	16,692	16,459	23,132	22,925
Total	$872,016	$868,752	$637,459	$632,910

Note 7 - Balance Sheet Components

Certain balance sheet components are as follows:
	January 29,	January 30,
	2006	2005
Inventories:	(In thousands)
Raw materials	$25,743	$23,225
Work in-process	107,847	130,211
Finished goods	121,202	162,082
Total inventories	$254,792	$315,518

The significant decrease in work-in-process and finished goods was the result of significant reductions in older products, offset by an increase in new products.

	January 29,	January 30,
	2006	2005
Deposits and other assets:	(In thousands)
Investments in non-affiliates	$11,684	$2,000
Long-term prepayments	7,504	2,594
Other	8,289	4,440
Total deposits and other assets	$27,477	$9,034

The $9.7 million increase in investments in non-affiliates is related to cost method investments in two private companies.

	January 29, 2006	January 30, 2005	Estimated Useful Life
Property and Equipment:	(In thousands)		(Years)
Software	$153,618	$125,310	3 - 5
Test equipment	88,468	86,883	3
Computer equipment	106,061	82,428	3
Leasehold improvements	88,376	79,160	(A)
Construction in process	2,260	3,264	(B)
Office furniture and equipment	21,618	18,777	5
	460,401	395,822
Accumulated depreciation and amortization	(282,249)	(216,867)
Total property and equipment, net	$178,152	$178,955

(A) Leasehold improvements are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.

(B) Construction in process represents assets that had not been in service as of the balance sheet date.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense for fiscal 2006, 2005, and 2004 was $76.4 million, $71.3 million, and $59.3 million, respectively. Assets recorded under capital leases included in property and equipment were $17.1 million and $19.3 million as of January 29, 2006 and January 30, 2005, respectively. Related accumulated amortization was $17.1 million and $17.8 million as of January 29, 2006 and January 30, 2005, respectively. Amortization expense for fiscal 2006, 2005, and 2004 related to capital leases was $1.2 million, $3.8 million, and $5.4 million, respectively.

	January 29,	January 30,
	2006	2005
Accrued Liabilities:	(In thousands)
Accrued customer programs	$90,056	$83,013
Deferred revenue	217	11,500
Customer advances	1,556	1,457
Taxes payable	58,355	28,826
Accrued payroll and related expenses	53,080	37,016
Deferred rent	11,879	10,844
Accrued legal settlement	30,600	--
Other	13,521	9,421
Total accrued liabilities	$259,264	$182,077

	January 29,	January 30,
	2006	2005
Other Long-term Liabilities:	(In thousands)
Asset retirement obligation	$6,440	$4,483
Other long-term liabilities	4,184	3,875
Total other long-term liabilities	$10,624	$8,358

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

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for fiscal 2006, 2005 and 2004 are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Year ended January 29, 2006
Allowance for sales returns	$11,687	$35,127	$(36,575)	$10,239
Year ended January 30, 2005
Allowance for sales returns	$9,421	$22,463	$(20,197)	$11,687
Year ended January 25, 2004
Allowance for sales returns	$13,228	$23,796	$(27,603)	$9,421

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

Note 9 - Stockholders’ Equity

Stock Repurchase Program

On August 9, 2004 we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the fourth quarter of fiscal 2006, we repurchased 1.3 million shares of our common stock for $50.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the fourth quarter of fiscal 2006, we have repurchased 8.5 million shares under our stock repurchase program for a total cost of $213.2 million. During the first quarter of fiscal 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $50.0 million that we expect to settle prior to the end of our first fiscal quarter.

On March 6, 2006, we announced that our Board of Directors had approved an increase in our existing stock repurchase program. We announced a $400 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board of Directors has authorized to be repurchased has now been increased to a total of $700 million. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase transactions, in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Convertible Preferred Stock

As of January 29, 2006, there were no shares of preferred stock outstanding.

2000 Nonstatutory Equity Incentive Plan

On August 1, 2000, our Board of Directors approved the 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, to provide for the issuance of our common stock to employees and affiliates who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Option grants issued under the 2000 plan generally expire in six to 10 years. The Compensation Committee appointed by the Board of Directors has the authority to amend the 2000 Plan and to determine the option term, exercise price and vesting period of each grant. Initial option grants generally vest ratably over a four-year period, with 25% becoming vested approximately one year from the date of grant and the remaining
75% vesting on a quarterly basis over the next three years. Subsequent option grants generally vest quarterly over a three-year period. There were a total of 21,939,202 shares authorized for issuance and 10,595,890 shares available for future issuance under the 2000 Plan as of January 29, 2006.

1998 Equity Incentive Plan

The Equity Incentive Plan, or the 1998 Plan, was adopted by our Board of Directors on February 17, 1998 and was approved by our stockholders on April 6, 1998 as an amendment and restatement of our then existing Equity Incentive Plan which had been adopted on May 21, 1993. The 1998 Plan provides for the issuance of our common stock to directors, employees and consultants. The 1998 Plan was subsequently amended on March 7, 2006. The 1998 Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. There were a total of 110,094,385 shares authorized for issuance and 5,059,598 shares available for future issuance under the 1998 Plan as of January 29, 2006.

Pursuant to the 1998 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

Option grants issued under the 1998 Plan generally expire in six to ten years. Vesting periods are determined by the Board of Directors or the Compensation Committee of the Board of Directors. Initial option grants made after February 10, 2004 under the 1998 Plan generally vest ratably each quarter over a three year period. Subsequent option grants are generally granted for performance and generally vest quarterly over a three year period.

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

On August 1, 2002 and each August 1 of each year thereafter, each non-employee director who is a member of a committee of the Board of Directors will automatically be granted an option to purchase 5,000 shares, or Committee Grant. The Committee Grants vest in full on the first anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant. Previously, such a director was entitled to a grant of 20,000 shares, vesting in full on the first anniversary of the date of the grant. Directors who were members of two committees, Messrs. Cox, Gaither and Jones, waived their grant of an additional 5,000 shares for being a member of a second committee in fiscal 2004, 2005 and 2006.

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

The Compensation Committee administers the amended Directors Plan. A total of 1,200,000 shares have been authorized and issued under the amended Directors Plan of which none is available for future issuance as of January 29, 2006. As described above, future grants to non-employee directors will be made out of the 1998 Plan.

Employee Stock Purchase Plan

In February 1998, our Board of Directors approved the 1998 Employee Stock Purchase Plan, or the Purchase Plan. In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of our fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 26,000,000 shares. There are a total of 26,000,000 shares authorized for issuance. At January 29, 2006, 7,531,781 shares have been issued under the Purchase Plan and 18,468,219 shares are available for future issuance.

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

Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period at 85% at the fair market value of the common stock on the relevant purchase date. Employees may end their participation in the Purchase Plan at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

The following summarizes the transactions under the 1998 Plan, 2000 Plan and Directors Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Price Per Share
Balances, January 26, 2003	31,985,579	35,635,704	$12.93
Authorized	8,796,156	--	--
Granted	(12,680,144)	12,675,144	14.77
Exercised	--	(4,688,703)	5.17
Cancelled	855,440	(855,440)	19.26
Balances, January 25, 2004	28,957,031	42,766,705	$14.20
Authorized	--	--	--
Granted	(8,514,926)	8,514,926	23.48
Exercised	--	(3,051,875)	8.29
Cancelled	2,069,599	(2,069,599)	18.82
Balances, January 30, 2005	22,511,704	46,160,157	$16.10
Authorized	--	--	--
Granted	(8,208,893)	8,208,893	27.73
Exercised	--	(9,037,133)	11.89
Cancelled	1,352,677	(1,352,677)	20.57
Balances, January 29, 2006	15,655,488	43,979,240	$19.00

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding as of January 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09 - 0.09	2,000	0.9	$0.09	2,000	$0.09
0.33 - 0.33	112,300	1.6	$0.33	112,300	$0.33
0.66 - 0.79	327,710	1.8	$0.74	327,710	$0.74
1.38 - 1.93	3,128,914	2.2	$1.75	3,128,914	$1.75
2.21 - 2.25	170,250	2.6	$2.25	170,250	$2.25
4.09 - 5.88	2,387,233	3.5	$4.73	2,385,911	$4.73
7.65 - 11.07	3,673,508	5.0	$9.54	3,251,830	$9.62
11.51 - 17.18	10,083,542	4.0	$14.49	6,076,088	$14.67
17.53 - 26.25	15,871,324	4.7	$23.02	6,350,213	$20.85
26.38 - 39.54	7,597,959	5.3	$32.15	3,625,484	$31.93
42.98 - 53.61	624,000	5.6	$43.35	623,750	$43.35
65.47 - 65.47	500	6.0	$65.47	500	$65.47
$0.09 - $65.47	43,979,240	4.4	$19.00	26,054,950	$15.86

Note 10 - Retirement Plan

We have a 401(k) Retirement Plan, or the Plan, covering substantially all of our United States employees. Under the Plan, participating employees may defer up to 100 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. We do not make employer contributions to the Plan.

Note 11 - Financial Arrangements, Commitments and Contingencies

Inventory Purchase Obligations

At January 29, 2006, we had outstanding inventory purchase obligations totaling $401.6 million.

Convertible Subordinated Debentures

In October 2000, we sold $300.0 million 4¾% convertible subordinated debentures, or the Notes, due October 15, 2007 in a public offering. Proceeds from the offering were approximately $290.8 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering totaled $9.2 million and were amortized to interest expense over the term of the Notes. Interest on the Notes accrued at the rate of 4¾% per annum and was payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. Interest expense, excluding the amortization of issuance costs, related to the Notes for fiscal 2004 was $10.4 million. The Notes were redeemable at our option on or after October 20, 2003 and were also convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

On October 24, 2003, we fully redeemed the Notes. The aggregate principal amount of the Notes outstanding was $300.0 million, which included $18.6 million of Notes that we had purchased in the open market during the three months ended October 26, 2003. The redemption price was equal to approximately 102.7% of the outstanding principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. In

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

connection with the redemption of the Notes, we recorded a charge in our consolidated statement of income approximately $13.1 million, which included a $7.6 million redemption premium and $5.5 million for the write-off of unamortized issuance costs.

Lease Obligations

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of five buildings. The related leases expire in 2012 and each includes two seven-year renewals at our option. Future minimum lease payments under these operating leases total $152.8 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal 2013. Future minimum lease payments under our noncancelable operating leases as of January 29, 2006, are as follows:

Operating
Year ending January:	(In thousands)
2007	$29,557
2008	29,321
2009	28,396
2010	27,794
2011	27,812
2012 and thereafter	29,603
Total	$172,483

Rent expense for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 was $29.5 million, $28.0 million, and $26.4 million, respectively.

The following is an analysis of the property and equipment under capital leases by major classes:

	January 29,	January 30,
	2006	2005
	(In thousands)
Property and Equipment:
Software and other	$629	$634
Test equipment	6,895	9,125
Computer equipment	4,331	4,331
Leasehold improvements	4	--
Office furniture and equipment	5,232	5,232
	$17,091	$19,322
Accumulated depreciation and amortization	(17,091)	(17,835)
Total property and equipment, net	$--	$1,487

Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The 3dfx asset purchase closed on April 18, 2001.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer and seek to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $10 million. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated with a complaint filed by the Trustee in the 3dfx bankruptcy case for purposes of discovery. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlord actions were removed to the United States District Court for the Northern District of California.  On November 10, 2005, the District Court granted NVIDIA's motion to dismiss the landlords’ respective amended complaints and allowed the landlords to have until February 4, 2006 to amend their complaints. The landlords’ refiled claims against NVIDIA in early February 2006, and NVIDIA again requested the District Court to dismiss all such claims made by the landlords. A hearing on NVIDIA’s new motions to dismiss is set for hearing on April 17, 2006. Discovery is stayed pending this hearing and no trial date has been set in these actions.  We believe the claims asserted against us by the landlords are without merit and we will continue to defend ourselves vigorously.

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us.  On October 13, 2005, the Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Court issued its ruling denying the Trustee's Motion for Summary Adjudication in all material respects and holding that NVIDIA is prevented from disputing that the value of the 3dfx transaction to NVIDIA was less than $108.0 million. The Court expressly denied the Trustee's request to find that the value of the 3dfx assets conveyed to NVIDIA were at least $108.0 million. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA.  This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, is subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The scope and schedule for that confirmation process has yet to be determined, but we expect that hearing to now occur sometime in the next few months. The Trustee has advised that he intends to object to the settlement. The settlement with the Creditors’ Committee calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

The Bankruptcy Court, over objection of the Creditors’ Committee and NVIDIA, has ordered the discovery portion of the litigation to proceed while the settlement is pending approval through the confirmation process. However, no trial date has been set in the Trustee's action. In addition, following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interest’s of 3dfx shareholders. That petition was granted and an Equity Holder’s Committee was appointed. Counsel for the Equity Holder’s Committee has announced an intention to file a competing Plan of Reorganization or Liquidation in the Trustee’s case.

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. Opti asserts that unspecified NVIDIA chipsets infringe five U.S. patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys’ fees and triple damages for alleged willful infringement by NVIDIA. NVIDIA filed a response to this complaint in December 2004. A case management conference was held in July 2005 where a trial date was set for July 2006. A court

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

mandated mediation was held in January 2006 and did not resolve the matter. Discovery continues, as well as preparation for the Markman hearing on claim construction. The Markman hearing is scheduled for April 13, 2006. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously. We do not have sufficient information to determine whether a loss is probable. As such, we have not recorded any liability in our consolidated financial statements for such, if any, loss.

American Video Graphics

In August 2004, a Texas limited partnership named American Video Graphics, LP, or AVG, filed three separate complaints for patent infringement against various corporate defendants, not including NVIDIA, in the United States District Court for the Eastern District of Texas. AVG initially asserted that each of the approximately thirty defendants sells products that infringe one or more of seven separate patents that AVG claims relate generally to graphics processing functionality. In November 2004, NVIDIA sought and was granted permission to intervene in two of the three pending AVG lawsuits. Our complaint in intervention alleged that both of the patents in suit were invalid and that, to the extent AVG’s claims target NVIDIA products, the asserted patents were not infringed.

On December 19, 2005, AVG and substantially all of the named defendants and intervenors, including NVIDIA, settled all of pending claims; the only surviving claims will relate solely to two non-settling defendants. As part of the settlement, the defendants and intervenors paid an undisclosed aggregate amount to AVG. In exchange, all pending claims between the settling parties were dismissed with prejudice, and AVG granted to all settling parties a full release of all claims for past damages and a full license for all future sales of accused products under all of AVG’s patents, including the patents in suit. In addition, as part of the settlement, all settling defendants and intervenors fully and finally waived any claims for indemnification they may have had against any other settling party.

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

Note 12 - Settlement Costs

Settlement costs were $14.2 million for fiscal 2006.  The settlement costs are associated with two litigation matters, 3dfx and AVG.  AVG is settled. The 3dfx matter is not finally settled and is subject to judicial review and the completion of appropriate procedures and documents. However, based on the potential settlement in this case, we have concluded that a loss is probable and that we can reasonably estimate the amount of loss.  Please refer to Note 11 of the Notes to Consolidated Financial Statements for further information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 - Income Taxes

The provision for income taxes applicable to income before income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
	(In thousands)
Current:
Federal	$22,050	$--	$--
State	375	355	221
Foreign	11,012	8,826	(51,590)
Total current	33,437	9,181	(51,369)
Deferred:
Federal	(10,622)	4,683	19,861
State	--	(620)	35,274
Foreign	--	--	--
Total deferred	(10,622)	4,063	55,135
Charge in lieu of taxes attributable to employer stock option plans	34,820	11,845	8,488
Provision for income taxes	$57,635	$25,089	$12,254

Income before income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
	(In thousands)
Domestic	$54,955	$9,556	$(17,816)
Foreign	305,266	115,889	104,489
	$360,221	$125,445	$86,673

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
	(In thousands)
Tax expense computed at Federal Statutory Rate	$126,077	$43,906	$30,336
State income taxes (benefit), net of federal tax effect	861	230	544
Foreign tax rate differential	(57,286)	(8,462)	(11,671)
Research and experimental credit	(12,210)	(10,710)	(5,230)
In-process research and development	--	--	1,225
Change in estimates	--	--	(36,766)
Increase in beginning of year valuation allowance	--	--	33,599
Other	193	125	217
Provision for income taxes	$57,635	$25,089	$12,254

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 29,	January 30,
	2006	2005
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$138,541	$101,238
Accruals and reserves, not currently deductible for tax purposes	12,438	13,373
Property, equipment and intangible assets	16,928	17,182
Research and other tax credit carryforwards	146,089	113,856
Gross deferred tax assets	313,996	245,649
Less valuation allowance	(230,707)	(190,563)
Net deferred tax assets	83,289	55,086
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(90,156)	(72,575)
Net deferred tax liability	$(6,867)	$(17,489)

Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 16.0% in fiscal 2006, 20.0% in fiscal 2005, and 14.1% in fiscal 2004.  The change in the rate was primarily a result of changes in our geographic mix of income subject to tax. As of January 29, 2006, we had a valuation allowance of $230.7 million. Of the total valuation allowance, $182.2 million is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, if and when realized, would be accounted for as a credit to stockholders' equity. Of the remaining valuation allowance as of January 29, 2006, $19.5 million relates to federal and state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $29.0 million relates to certain state deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to certain state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

As of January 29, 2006, we had a federal net operating loss carryforward of approximately $374.1 million and cumulative state net operating loss carryforwards of approximately $180.1 million. The federal net operating loss carryforward will expire beginning in fiscal 2012 and the state net operating loss carryforwards will begin to expire in fiscal 2007 according to the rules of each particular state. As of January 29, 2006, we had federal research and experimentation tax credit carryforwards of approximately $92.1 million that will begin to expire in fiscal 2008. The research and experimentation tax credit carryforward attributable to states is approximately $78.2 million, of which approximately $75.3 million is attributable to the State of California and may be carried over indefinitely, and approximately $2.9 million is attributable to various other states and will expire beginning in fiscal 2016 according to the rules of each particular state. We have other California state tax credit carryforwards of approximately $4.9 million that will begin to expire in fiscal 2007. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

The American Jobs Creation Act of 2004, or Act, was signed into law on October 22, 2004. The Act provided a temporary incentive for United States multinational corporations to repatriate accumulated income earned outside the United States at a federal effective tax rate of 5.25%. In the fourth quarter of fiscal 2006, we repatriated $420 million in foreign earnings under the Act. The net tax effect of this distribution was minimal because the current tax cost at a 5.25% tax rate was offset by the benefit attributable to reducing our deferred tax liability for taxes on earnings previously provided at the statutory rate of 35%.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14 - Microsoft Agreement

On March 5, 2000, we entered into an agreement with Microsoft Corporation, or the Microsoft Agreement, in which we agreed, under certain terms and conditions, to develop and sell processors for use in the Xbox video game console. Under the Microsoft Agreement, in the event that an individual or corporation makes an offer to purchase shares equal to or greater than 30% of the outstanding shares of our common stock, Microsoft may have first and last rights of refusal to purchase the stock.

Note 15 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We now report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $121.2 million and $101.5 million for fiscal 2006 and 2005, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory. All prior period amounts have been restated to reflect our new reporting structure.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.  The accounting policies for segment reporting are the same as for NVIDIA as a whole.

For periods prior to the first quarter of fiscal 2005, product-line operating segment information other than revenue was impracticable to obtain primarily due to changes in our enterprise resource system structure that we implemented during the first quarter of fiscal 2005.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	GPU	MCP	Handheld GPU	CE	All Other	Consolidated
	(In thousands)
Twelve Months Ended January 29, 2006:
Revenue	$1,654,397	$352,319	$58,745	$170,222	$140,004	$2,375,687
Depreciation and amortization expense	$33,080	$12,092	$12,480	$1,552	$30,817	$90,021
Operating income (loss)	$370,636	$32,865	$(34,922)	$83,881	$(112,363)	$340,097
Twelve Months Ended January 30, 2005:
Revenue	$1,348,968	$175,663	$45,921	$259,968	$179,513	$2,010,033
Depreciation and amortization expense	$32,849	$12,824	$11,620	$880	$32,643	$90,816
Operating income (loss)	$178,597	$(39,912)	$(37,532)	$107,901	$(95,461)	$113,593

Twelve Months Ended January 25, 2004:
Revenue	$1,259,802	$162,435	$9,009	$280,134	$111,565	$1,822,945

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
	(In thousands)
Revenue:
United States	$340,598	$473,721	$444,510
Other Americas	38,572	11,045	6,359
China	401,612	269,306	280,975
Taiwan	1,131,784	883,346	834,511
Other Asia Pacific	250,844	169,888	149,843
Europe	212,277	202,727	106,747
Total revenue	$2,375,687	$2,010,033	$1,822,945

	January 29,	January 30,
	2006	2005
	(In thousands)
Long-lived assets
United States	$161,505	$169,872
Other Americas	609	--
China	4,443	1,030
Taiwan	1,020	951
Other Asia Pacific	7,670	3,123
Europe	2,905	3,979
Total long-lived assets	$178,152	$178,955

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 25,
	2006	2005	2004
Revenue:
Customer A	8%	9%	12%
Customer B	5%	13%	15%
Customer C	6%	8%	12%
Customer D	14%	18%	21%
Customer E	12%	7%	9%

Accounts receivable from significant customers, those representing approximately 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 29,	January 30,
	2006	2005
Accounts Receivable:
Customer A	8%	13%
Customer B	8%	14%
Customer C	11%	--%

Note 16 - Quarterly Summary (Unaudited)

	Fiscal 2006 Quarters Ended
	Jan. 29, 2006	Oct. 30, 2005	July 31, 2005	May 1, 2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$633,614	$583,415	$574,812	$583,846
Cost of revenue	$378,674	$355,247	$357,278	$373,693
Gross profit	$254,940	$228,168	$217,534	$210,153
Net income	$98,052	$65,253	$74,837	$64,444
Basic net income per share	$0.57	$0.38	$0.44	$0.38
Diluted net income per share	$0.53	$0.36	$0.41	$0.36

	Fiscal 2005 Quarters Ended
	Jan. 30, 2005	Oct. 24, 2004	July 25, 2004	April 25, 2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$566,476	$515,591	$456,061	$471,905
Cost of revenue	$372,661	$348,849	$315,968	$323,069
Gross profit	$193,815	$166,742	$140,093	$148,836
Net income	$48,009	$25,879	$5,119	$21,349
Basic net income per share	$0.29	$0.16	$0.03	$0.13
Diluted net income per share	$0.27	$0.15	$0.03	$0.12

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17 - Subsequent Events

ULI Electronics, Inc. On February 20, 2006, we completed the acquisition of ULi Electronics, Inc., a leading developer of core logic technology, for approximately $53 million paid in cash.

Stock Split. On March 6, 2006, we issued a press release announcing that our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. The stock split will be effective on or about Thursday, April 6, 2006 for stockholders of record at the close of business on Friday, March 17, 2006 and will entitle each stockholder to receive one additional share for every outstanding share of common stock held. Upon the completion of the stock split, NVIDIA will have approximately 360 million shares of common stock outstanding. Had the stock split been given retroactive effect in our consolidated statements of income, the basic net income per share would have been $0.89, $0.30, and $0.23, and the diluted net income per share would have been $0.83, $0.28, and $0.22, for fiscal 2006, 2005, and 2004, respectively, on an unaudited basis.

Stock Repurchase. On March 6, 2006, we also announced that our Board of Directors approved an increase in our existing stock repurchase program. We announced a $400 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board of Directors has authorized to be repurchased has now been increased to a total of $700 million. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase transactions, in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (3)	Deductions	Balance at End of Period
	(In thousands)
Year ended January 29, 2006
Allowance for sales returns and allowances	$11,687	$35,127	$(36,575) (1)	$10,239
Allowance for doubtful accounts	$1,466	$(492)	$(376) (2)	$598
Year ended January 30, 2005
Allowance for sales returns and allowances	$9,421	$22,463	$(20,197) (1)	$11,687
Allowance for doubtful accounts	$2,310	$(844)	$--	$1,466
Year ended January 25, 2004
Allowance for sales returns and allowances	$13,228	$23,796	$(27,603) (1)	$9,421
Allowance for doubtful accounts	$4,240	$731	$(2,661) (2)	$2,310

(1) Represents amounts written off against the allowance for sales returns.

(2) Represents uncollectible accounts written off against the allowance for doubtful accounts.

(3) Allowances for sales returns are charged as a reduction to revenue. Allowances for doubtful accounts are charged to expenses.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement, dated as of December 15, 2000, by and among NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive, Inc.	10-K	0-23985	2.1	4/27/01
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/99
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.4	9/10/02
3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006					*
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen Stock Certificate	S-1	333-47495	4.2	4/24/98
4.3	Second Amended and Restated Investors’ Rights Agreement, dated August 19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated July 22, 1998	S-1	333-47495	4.3	11/20/98
4.4	Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999	10-Q	0-23985	4.4	6/15/99
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985		3/7/06
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/06
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/04
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/04
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/04
10.6+	1998 Employee Stock Purchase Plan, as amended	S-8	333-51520	99.4	12/8/00
10.7+	Form of Employee Stock Purchase Plan Offering, as amended	S-8	333-100010	99.5	9/23/02
10.8+	Form of Employee Stock Purchase Plan Offering, as amended - International Employees	S-8	333-100010	99.6	9/23/02
10.9+	1998 Non-Employee Directors’ Stock Option Plan, as amended	10-Q/A	0-23985	10.7	7/03/02

EXHIBIT INDEX
(CONTINUED)

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/04
10.11+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/04
10.12+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/04
10.13+	2000 Nonstatutory Equity Incentive Plan, as amended	10-K	0-23985	10.11	4/25/03
10.14	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A #1	333-33560	10.1	4/20/00
10.15	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A #1	333-33560	10.2	4/20/00
10.16	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A #1	333-33560	10.3	4/20/00
10.17	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A #1	333-33560	10.4	4/20/00
10.18+	NVIDIA Corporation Fiscal Year 2006 Variable Compensation Plan	8-K	0-23985	10.1	5/13/06
21.1	List of Registrant’s Subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
23.2	Consent of KPMG LLP					*
24.1	Power of Attorney (included in signature page)					*
31.1	Rule 13a-14(a) Certification of Chief Executive Office					*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer					*
32.1#	Statement of the Chief Executive Officer under Rule 13a - 14(b) (18 U.S.C Section 1350)					*
32.2#	Statement of the Chief Financial Officer under Rule 13a - 14(b) (18 U.S.C Section 1350)					*

+ Management contract, compensatory plan or arrangement.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

                                                                       NVIDIA Corporation

                                                                      By /s/ JEN-HSUN HUANG
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

Signature	Title	Date

President, Chief Executive Officer
/s/ JEN-HSUN HUANG	and Director (Principal Executive
Jen-Hsun Huang	Officer)	March 16, 2006

/s/ MARVIN D. BURKETT	Chief Financial Officer (Principal
Marvin D. Burkett	Financial and Accounting Officer)	March 16, 2006

/s/ TENCH COXE
Tench Coxe	Director	March 16, 2006

/s/ STEVEN CHU
Steven Chu	Director	March 13, 2006

Signature	Title	Date

/s/ JAMES C. GAITHER
James C. Gaither	Director	March 16, 2006

/s/ HARVEY C. JONES		March 13, 2006
Harvey C. Jones	Director

/s/ MARK L. PERRY
Mark L. Perry	Director	March 16, 2006

/s/ WILLIAM J. MILLER
William J. Miller	Director	March 16, 2006

/s/ A. BROOKE SEAWELL
A. Brooke Seawell	Director	March 16, 2006

Mark A. Stevens	Director

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement, dated as of December 15, 2000, by and among NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive, Inc.	10-K	0-23985	2.1	4/27/01
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/99
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.4	9/10/02
3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006					*
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen Stock Certificate	S-1	333-47495	4.2	4/24/98
4.3	Second Amended and Restated Investors’ Rights Agreement, dated August 19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated July 22, 1998	S-1	333-47495	4.3	11/20/98
4.4	Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999	10-Q	0-23985	4.4	6/15/99
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985		3/7/06
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/06
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/04
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/04
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/04
10.6+	1998 Employee Stock Purchase Plan, as amended	S-8	333-51520	99.4	12/8/00
10.7+	Form of Employee Stock Purchase Plan Offering, as amended	S-8	333-100010	99.5	9/23/02
10.8+	Form of Employee Stock Purchase Plan Offering, as amended - International Employees	S-8	333-100010	99.6	9/23/02
10.9+	1998 Non-Employee Directors’ Stock Option Plan, as amended	10-Q/A	0-23985	10.7	7/03/02

93

EXHIBIT INDEX
(CONTINUED)

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/04
10.11+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/04
10.12+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/04
10.13+	2000 Nonstatutory Equity Incentive Plan, as amended	10-K	0-23985	10.11	4/25/03
10.14	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A #1	333-33560	10.1	4/20/00
10.15	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A #1	333-33560	10.2	4/20/00
10.16	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A #1	333-33560	10.3	4/20/00
10.17	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A #1	333-33560	10.4	4/20/00
10.18+	NVIDIA Corporation Fiscal Year 2006 Variable Compensation Plan	8-K	0-23985	10.1	5/13/06
21.1	List of Registrant’s Subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
23.2	Consent of KPMG LLP					*
24.1	Power of Attorney (included in signature page)					*
31.1	Rule 13a-14(a) Certification of Chief Executive Office					*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer					*
32.1#	Statement of the Chief Executive Officer under Rule 13a - 14(b) (18 U.S.C Section 1350)					*
32.2#	Statement of the Chief Financial Officer under Rule 13a - 14(b) (18 U.S.C Section 1350)					*

+ Management contract, compensatory plan or arrangement.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.