Form 10-Q
period 2006-04-30
NVIDIA CORP
filed 2006-05-31
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended April 30, 2006
                                                                                        OR
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

The number of shares of the registrant's common stock outstanding as of May 12, 2006 was 352,513,038 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 30,	January 29,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$487,763	$551,756
Marketable securities	467,290	398,418
Accounts receivable, net	391,270	318,186
Inventories	346,366	254,792
Prepaid expenses and other current assets	28,545	24,387
Deferred income taxes	1,393	1,393
Total current assets	1,722,627	1,548,932

Property and equipment, net	180,206	178,152
Deposits and other assets	31,028	27,477
Goodwill	204,603	145,317
Intangible assets, net	22,989	15,421
	$2,161,453	$1,915,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,147	$179,395
Accrued liabilities	236,239	259,264
Total current liabilities	534,386	438,659

Deferred income tax liabilities	8,260	8,260
Other long-term liabilities	10,156	10,624
Commitments and contingencies - see Note 11 and Note 13

Stockholders’ equity:
Preferred stock	--	--
Common stock	371	360
Additional paid-in capital	907,097	798,071
Deferred compensation	--	(1,676)
Treasury stock	(262,142)	(212,142)
Accumulated other comprehensive loss, net	(2,451)	(1,957)
Retained earnings	965,776	875,100
Total stockholders' equity	1,608,651	1,457,756
	$2,161,453	$1,915,299

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2006	2005

Revenue	$681,807	$583,846
Cost of revenue (A)	393,050	373,693
Gross profit	288,757	210,153
Operating expenses:
Research and development (A)	122,404	85,913
Sales, general and administrative (A)	65,668	48,058
Total operating expenses	188,072	133,971
Operating income	100,685	76,182
Interest income	8,808	3,895
Interest expense	(1)	(10)
Other income (expense), net	(244)	488
Income before income tax expense	109,248	80,555
Income tax expense	18,572	16,111
Net income	$90,676	$64,444
Basic net income per share	$0.26	$0.19
Diluted net income per share	$0.23	$0.18
Shares used in basic per share computation	347,937	337,294
Shares used in diluted per share computation	390,370	360,984

(A) Results for the three months ended April 30, 2006 include stock-based compensation expense as follows:
Cost of revenue	$ 1,143
Research and development	13,628
Sales, general and administrative	8,278
Total stock-based compensation expense	$23,049

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2006	2005
Cash flows from operating activities:
Net income	$90,676	$64,444
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	602	-
Depreciation and amortization	24,031	24,897
Stock-based compensation	23,049	285
Bad debt expense (recovery)	255	(341)
Excess tax benefits from stock-based compensation	(6,470)	-
Changes in operating assets and liabilities:
Accounts receivable	(64,135)	49,430
Inventories	(87,958)	7,759
Prepaid expenses and other current assets	(3,332)	(2,050)
Deposits and other assets	(3,406)	(1,644)
Accounts payable	107,729	(56,077)
Accrued liabilities	(30,645)	2,876
Net cash provided by operating activities	50,396	89,579
Cash flows from investing activities:
Purchases of marketable securities	(92,344)	(56,411)
Sales and maturities of marketable securities	22,523	65,304
Purchases of property and equipment and intangible assets	(20,667)	(13,504)
Acquisition of businesses, net of cash and cash equivalents	(67,026)	-
Net cash used in investing activities	(157,514)	(4,611)
Cash flows from financing activities:
Common stock issued under employee stock plans	86,655	36,011
Stock repurchase	(50,000)	(48,467)
Other	-	(20)
Excess tax benefits from stock-based compensation	6,470	-
Net cash provided by (used in) financing activities	43,125	(12,476)
Change in cash and cash equivalents	(63,993)	72,492
Cash and cash equivalents at beginning of period	551,756	208,512
Cash and cash equivalents at end of period	$487,763	$281,004

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$10
Cash paid for income taxes, net	$24,645	$901

Other non-cash activities:
Application of customer advance to accounts receivable	$-	$8,062
Unrealized losses from marketable securities	$824	$556
Deferred compensation	$1,676	$3

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2006.

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. The first quarter of fiscal 2007 and fiscal 2006 were both 13-week quarters.

Reclassifications

Certain prior fiscal year balances were reclassified to conform to the current fiscal year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, stock-based compensation, income taxes and contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

Note 2 - Stock-Based Compensation

Effective January 30, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock-based employee compensation plans. As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share. We provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, in our periodic reports.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007, as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans, was as follows for the three months ended May 1, 2005:

Three Months Ended
May 1, 2005
(In thousands, except per share data)
Net income, as reported	$64,444
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	228
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,846)
Pro forma net income	$47,826
Basic net income per share - as reported	$0.19
Basic net income per share - pro forma	$0.14
Diluted net income per share - as reported	$0.18
Diluted net income per share - pro forma	$0.13

Impact of the adoption of SFAS No. 123(R)

We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during the three months ended April 30, 2006, we recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. We recognized stock-based compensation expense using the straight-line attribution method. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three month period ended April 30, 2006 was as follows:

Three Months Ended
April 30, 2006
(In thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$22,457
Employee stock purchase plan	1,601
Amount capitalized as inventory	(1,009)
Total stock-based compensation	23,049
Tax effect of stock-based compensation	(2,596)
Net effect on net income	$20,453

Effect on net income per share:
Basic	$0.06
Diluted	$0.05

Prior to adopting SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. However, as required by our adoption of SFAS No. 123(R) during the three months ended April 30, 2006, we began classifying cash flows resulting from excess tax benefits as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation for such options. The effect of this change in classification on our Statement of Cash Flows for the three months ended April 30, 2006 is as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended
April 30, 2006
(In thousands)
Cash flows from operations	$(6,470)
Cash flows from financing activities	$6,470

As of January 30, 2006, we had unearned stock-based compensation related to stock options of $156.3 million before the impact of estimated forfeitures. In our pro forma footnote disclosures prior to the adoption of SFAS No. 123(R), we accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 30, 2006, we estimated that stock-based compensation expense for the awards that are not expected to vest was $22.2 million, and, therefore, the unearned stock-based compensation expense related to stock options was adjusted to $134.1 million after estimated forfeitures.

During the three months ended April 30, 2006, we granted approximately 5.9 million stock options with an estimated total grant date fair value of $63.9 million and a weighted average grant date fair value of $10.86 per option. Of this amount, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $7.1 million. During the three months ended April 30, 2006, we recorded stock-based compensation expense related to stock options of $22.5 million.

As of April 30, 2006, the aggregate amount of unearned stock-based compensation expense related to our stock options was $167.0 million, adjusted for estimated forfeitures, which we will recognize over an estimated weighted average amortization period of 2.2 years.

Approximately $1.0 million of stock-based compensation was capitalized as inventory at April 30, 2006. We elected not to capitalize any stock-based compensation to inventory at January 29, 2006, prior to the initial adoption of the provisions of SFAS No. 123(R).

Stock-based compensation expense that would have been recorded under APB No. 25 during the three months ended April 30, 2006 was approximately $0.3 million. Upon our adoption of SFAS No. 123(R), we reclassified the unearned stock-based compensation expense balance of approximately $1.7 million that would have been recorded under APB No. 25 to additional-paid-in-capital in our Condensed Consolidated Balance Sheet.

Valuation Assumptions

During the three months ended May 1, 2005, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  As a result of regulatory guidance, including SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and in anticipation of the impending effective date of SFAS No. 123(R), we reevaluated the assumptions we used to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our first quarter of fiscal 2006.  At that time, our management also determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. Additionally, in the first quarter of fiscal 2006, we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan we continued to use the Black-Scholes model. The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant using a straight-line attribution method with the following assumptions:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Stock Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended
	April 30,	May 1,	April 30,	May 1,
	2006	2005	2006	2005
	(Using a binomial model)		(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	3.6 - 5.1	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	4.7%	4.0%	1.6% - 4.6%	1.6% - 1.8%
Volatility	39% - 41%	37% - 48%	30% - 45%	41%
Dividend yield	--	--	--	--

Equity Incentive Program

Overview. We consider equity compensation to be long term compensation and an integral component of our efforts to attract and retain exceptional executives, senior management and world-class employees. We believe that properly structured equity compensation aligns the long-term interests of stockholders and employees by creating a strong, direct link between employee compensation and stock appreciation, as stock options are only valuable to our employees if the value of our common stock increases after the date of grant.

2000 Nonstatutory Equity Incentive Plan. The 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, provides for the issuance of our common stock to employees and affiliates who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Option grants issued under the 2000 plan generally expire in six to 10 years. Grants made after May 8, 2003 generally have six year terms. Until April 2004, initial options granted to new employees would vest over four years, with 25% of the shares vesting one year from the date of grant and the remaining 75% of the shares vesting each quarter over the subsequent three years. During this same time period, stock options granted to existing employees generally would vest each quarter over a four-year period from the date of grant. Beginning in April 2004, initial options granted to new employees generally vest over a three-year period on a quarterly basis. Grants to existing employees in recognition of performance generally also vest over a three-year period; however, these option grants typically do not begin vesting until the second anniversary of the date of grant, after which time these option grants will usually vest in quarterly increments over the remaining one-year period.

  1998 Equity Incentive Plan. The Equity Incentive Plan, or the 1998 Plan, provides for the issuance of stock bonuses, restricted stock purchase rights, stock appreciation rights, incentive stock options or nonstatutory stock options. Option grants issued under the 1998 Plan generally expire in six to ten years. Vesting periods are determined by the Board of Directors, or Board, or the Compensation Committee of the Board. Initial option grants made after February 10, 2004 under the 1998 Plan to new employees generally vest over a three year period on a quarterly basis. Subsequent option grants to existing employees are generally granted for performance and generally vest quarterly over a three year period, however these option grants will typically not begin vesting until the second anniversary of the date of grant, after which time the option will usually vest in quarterly increments over the remaining one-year period.

  1998 Non-Employee Directors’ Stock Option Plan. In February 1998, our Board of Directors adopted the 1998 Non-Employee Directors’ Stock Option Plan, or the Directors Plan, to provide for the automatic grant of non-qualified options to purchase shares of our common stock to our directors who are not employees or consultants or an affiliate of NVIDIA.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

   In July 2000, the Board of Directors amended the 1998 Plan to incorporate the automatic grant provisions of the Directors’ Plan into the 1998 Plan. Future automatic grants to non-employee directors will be made according to the terms of the Directors’ Plan, but will be made out of the 1998 Plan until such time as shares may become available for issuance under the amended Directors’ Plan. In May 2002, the Directors’ Plan was amended further to reduce the number of shares granted to our non-employee directors. The altered automatic grant provisions of the Directors’ Plan are also incorporated into the 1998 Plan. In March 2006, the Board amended the Directors’ Plan, to reduce the number of shares issuable pursuant to each of the initial non-employee director stock option grant and the annual non-employee director stock option grant by 40%. The Directors’ Plan was also amended to eliminate the annual option grant made to members of our Nominating and Corporate Governance Committee. The terms of the amended Directors’ Plan are described below.

•	Initial Grants. Initial stock option grants of 90,000 are automatically made to each non-employee director who is elected or appointed to our Board on the date of election or appointment.

•
Annual Grants—Board Members.    On August 1st of each year, each non-employee director is automatically granted an option to purchase 30,000 shares. These options begin to vest quarterly on the second anniversary of the date of grant and will be fully vested on the third anniversary of the date of grant.

•
Annual Grants—Committee Members.    On August 1st of each year, each non-employee director who is a member of a committee of the Board is automatically granted an option to purchase 10,000 shares. These options vest in full on the first anniversary of the date of the grant. Beginning in fiscal year 2007, Board members will no longer receive a Committee grant for serving as a member of the Nominating and Corporate Governance Committee.

    Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan, or the Purchase Plan, is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, separate offering periods shall be no longer than 27 months. Under the current offering adopted pursuant to the Purchase Plan, each offering period is 24 months, which is divided into four purchase periods of 6 months.

Employees are eligible to participate if they are employed by NVIDIA or an affiliate of NVIDIA as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan up to certain limitations and applied on specified dates determined by the Board to purchase shares of our common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period at 85% at the fair market value of the common stock on the relevant purchase date. Employees may end their participation in the Purchase Plan at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the combined activity under the 2000 Plan, 1998 Plan, and the Directors Plan for the three months ending April 30, 2006:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, January 29, 2006	31,310,976	87,958,480	$9.50
Authorized	-	-	-
Granted	(5,884,805)	5,884,805	27.28
Exercised	-	(9,445,011)	7.93
Cancelled	605,184	(605,184)	11.43
Balances, April 30, 2006	26,031,355	83,793,090	$10.91	4.3	$1,534,251,478
Vested and expected to vest at April 30, 2006		80,625,294	$10.79	4.3	$1,485,924,168
Options exercisable at April 30, 2006		45,769,764	$8.06	4.0	$968,488,206

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at April 30, 2006, based on the $29.22 closing stock price of our common stock on the NASDAQ National Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of April 30, 2006 was 83.8 million and 45.8 million, respectively.

During the three months ended April 30, 2006:
Weighted average grant date fair value of options granted	$10.86 per share
Total fair value of shares vested	$18.0 million
Total intrinsic value of options exercised	$161.8 million
Total cash received from employees as a result of employee stock option exercises	$74.9 million
Tax benefits realized as a result of employee stock option exercises	$9.0 million

We settle employee stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than options described above as of April 30, 2006.

Note 3 - Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive, which in the current period includes consideration of unearned stock-based compensation as required by SFAS No. 123(R). The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$90,676	$64,444

Denominator:
Denominator for basic net income per share, weighted average shares	347,937	337,294
Effect of dilutive securities:
Weighted average effect of dilutive securities	42,433	23,690
Denominator for diluted net income per share, weighted average shares	390,370	360,984
Net income per share:
Basic net income per share	$0.26	$0.19
Diluted net income per share	$0.23	$0.18

Diluted net income per share does not include the effect of 6.4 million and 21.7 million stock options as of April 30, 2006 and May 1, 2005, respectively, which were anti-dilutive.

Note 4 - Acquisition of ULi Electronics, Inc.

On February 20, 2006, we completed our acquisition of ULi Electronics, Inc., or ULi, a core logic developer for the personal computer, or PC industry. The acquisition represents our ongoing investment in our platform solution strategy and is expected to strengthen our sales, marketing, and customer engineering presence in Taiwan and China. The aggregate purchase price consisted of cash consideration of approximately $53.1 million, including $0.9 million of direct acquisition costs.

Our allocation of the purchase price of ULi has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of the date of acquisition:

	Fair Market Value	Straight-Line Depreciation/Amortization Period
	(In thousands)
Cash	$21,551
Accounts receivable	8,148	--
Inventories	2,607	--
Other assets	888	--
Property and equipment	1,097	4 - 55 months
Goodwill	32,287	--
Intangible assets:
Existing technology	2,490	3 years
Customer relationships	653	3 years
Total assets acquired	69,721
Current liabilities	(15,765)	--
Acquisition related expenses	(881)	--
Total liabilities assumed	(16,646)
Net assets acquired	$53,075

The pro forma results of operations have not been presented for the acquisition of ULi because the effect of this acquisition was not considered material.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5 - Acquisition of Hybrid Graphics Ltd.

On March 29, 2006, we completed our acquisition of Hybrid Graphics Ltd., or Hybrid Graphics. Hybrid Graphics is a developer of embedded 2-dimensional and 3-dimensional graphics software for handheld devices. We believe that the acquisition will enable the customers of both companies to deploy rich graphics solutions for the worldwide handheld market. The aggregate purchase price consisted of cash consideration of approximately $36.7 million, including $0.2 million of direct acquisition costs and $0.6 million of in-process research and development, or IPR&D.

Our allocation of the purchase price of Hybrid Graphics has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. The following is a summary of estimated fair values of the assets we acquired and the liabilities we assumed as of the date of acquisition:

	Fair Market Value	Straight-Line Depreciation/Amortization Period
	(In thousands)
Cash	$1,180
Accounts receivable	1,056	--
Other assets	74	--
Property and equipment	238	1 month - 3 years
In-process research and development	602	--
Goodwill	26,983	--
Intangible assets:
Existing technology	5,179	3 years
Customer relationships	2,650	3 years
Trademark	482	3 years
Non-compete agreements	72	3 years
Total assets acquired	38,516
Current liabilities	(1,301)	--
Acquisition related expenses	(242)	--
Long-term liabilities	(301)	--
Total liabilities assumed	(1,844)
Net assets acquired	$36,672

The amount of the IPR&D represents the value assigned to research and development projects of Hybrid Graphics that had commenced but had not yet reached technological feasibility and had no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The pro forma results of operations have not been presented for the acquisition of Hybrid Graphics because the effect of this acquisition was not considered material.

Note 6 - Guarantees

Financial Accounting Standards Board, or FASB, Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three months ended April 30, 2006 and May 1, 2005 are as follows:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Three months ended April 30, 2006
Allowance for sales returns	$10,239	$11,775	$(10,448)	$11,566
Three months ended May 1, 2005
Allowance for sales returns	$11,687	$5,931	$(6,813)	$10,805

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

Note 7 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands)
Net income	$90,676	$64,444
Net change in unrealized losses on available-for-sale securities	(811)	(719)
Tax effect of the change in unrealized losses on available-for-sale securities	325	144
Reclassification adjustments for net realized (gains) losses on available-for-sale securities included in net income	(13)	163
Tax effect of reclassification adjustments for net realized (gains) losses on available-for-sale securities included in net income	5	(33)
Total comprehensive income	$90,182	$63,999

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8 - 3dfx Asset Purchase

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. The 3dfx asset purchase was accounted for under the purchase method of accounting and closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx four million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets.

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors of 3dfx reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, which will be subject to the review and approval of the Bankruptcy Court, calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three months ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. Please see Note 13 for further information regarding this litigation.

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

Note 9 - Goodwill and Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years on a straight-line basis. The components of our amortizable intangible assets are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	April 30, 2006			January 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$21,586	$(14,573)	$7,013	$21,586	$(13,595)	$7,991
Patents	23,750	(20,939)	2,811	23,750	(19,911)	3,839
Acquisition-related	38,612	(25,861)	12,751	27,086	(24,516)	2,570
Trademarks	11,310	(11,310)	-	11,310	(10,807)	503
Other	1,494	(1,080)	414	1,494	(976)	518
Total intangible assets	$96,752	$(73,763)	$22,989	$85,226	$(69,805)	$15,421

The $11.5 million increase in the gross carrying amount of acquisition-related intangible assets is related to $3.1 million and $8.4 million of intangible assets that resulted from our acquisitions of ULi and Hybrid Graphics, respectively, during the three months ended April 30, 2006. Please refer to Note 4 and Note 5 of our Notes to Consolidated Financial Statements for further information.

Amortization expense associated with intangible assets for the three months ended April 30, 2006 and May 1, 2005 was $4.0 million and $4.3 million, respectively. Amortization expense for the net carrying amount of intangible assets at April 30, 2006 is estimated to be $9.9 million for the remainder of fiscal 2007, $8.1 million in fiscal 2008, $4.4 million in fiscal 2009, and $0.6 million in fiscal 2010 and thereafter.

As of April 30, 2006 and January 29, 2006, the carrying amount of goodwill is as follows:

	April 30,	January 29,
	2006	2006
	(in thousands)
3dfx	$75,326	$75,326
MediaQ	52,913	52,913
ULi	32,287	-
Hybrid Graphics	26,983	-
Other	17,094	17,078
Total goodwill	$204,603	$145,317

During the first quarter of fiscal 2007, we recorded $32.3 million and $27.0 million as goodwill related to our acquisitions of ULi and Hybrid Graphics, respectively. These acquisitions were accounted for under the purchase method of accounting. We intend to assign the goodwill related to our acquisition of ULi to our media and communications processor, or MCP, Business and the goodwill related to our acquisition of Hybrid Graphics to our Handheld graphics processing unit, or Handheld GPU, Business.

Note 10 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three months ended April 30, 2006 were not material, and net realized losses for the three months ended May 1, 2005 were $0.2 million.

Note 11 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 30,	January 29,
	2006	2006
Inventories:	(In thousands)
Raw materials	$29,513	$25,743
Work in-process	120,845	107,847
Finished goods	196,008	121,202
Total inventories	$346,366	$254,792

The significant increase in finished goods inventories primarily relates to our build-up of inventory levels of several of our new GeForce 7 products in the first quarter of fiscal 2007.

At April 30, 2006, we had outstanding inventory purchase obligations totaling $411.6 million.

	April 30,	January 29,
	2006	2006
Accrued Liabilities:	(In thousands)
Accrued customer programs	$75,827	$90,056
Deferred revenue	6,805	217
Taxes payable	53,253	58,355
Accrued payroll and related expenses	38,511	53,080
Deferred rent	11,996	11,879
Accrued legal settlement	30,600	30,600
Other	19,247	15,077
Total accrued liabilities	$236,239	$259,264

	April 30,	January 29,
	2006	2006
Other Long-term Liabilities:	(In thousands)
Asset retirement obligations	$6,477	$6,440
Other long-term liabilities	3,679	4,184
Total other long-term liabilities	$10,156	$10,624

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Our operating segments are organized to bring all of our major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and embedded graphics processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses, and stock-based compensation, which total $51.0 million and $23.9 million for the first quarter of fiscal 2007 and 2006, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory devices. Certain prior period amounts have been restated to conform to the presentation of our current fiscal quarter.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.  The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	MCP	Handheld GPU	Consumer Electronics	All Other	Consolidated
	(In thousands)
Three Months Ended April 30, 2006:
Revenue	$452,431	$118,384	$30,721	$26,162	$54,109	$681,807
Depreciation and amortization expense	$8,455	$4,153	$3,589	$84	$7,619	$23,900
Operating income (loss)	$128,858	$2,983	$(1,424)	$19,372	$(49,104)	$100,685
Three Months Ended May 1, 2005:
Revenue	$409,926	$71,805	$7,762	$58,078	$36,275	$583,846
Depreciation and amortization expense	$8,895	$3,246	$3,175	$360	$7,641	$23,317
Operating income (loss)	$78,132	$6,923	$(15,860)	$28,941	$(21,954)	$76,182

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2006	2005
Revenue:	(In thousands)
United States	$77,372	$97,805
Other Americas	27,590	922
China	179,720	68,743
Taiwan	227,574	297,699
Other Asia Pacific	111,218	54,831
Europe	58,333	63,846
Total revenue	$681,807	$583,846

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended
	April 30,	May 1,
	2006	2005
Revenue:
Customer A	6%	17%
Customer B	14%	1%
Customer C	7%	11%
Customer D	9%	14%

Note 13 - Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The 3dfx asset purchase agreement closed on April 18, 2001.

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer and seek to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $15 million. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated with a complaint filed by the Trustee in the 3dfx bankruptcy case for purposes of discovery. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlord actions were removed to the United States District Court for the Northern District of California. On November 10, 2005, the District Court granted our motion to dismiss the landlords’ respective amended complaints and allowed the landlords to have until February 4, 2006 to amend their complaints. The landlords re-filed claims against NVIDIA in early February 2006, and NVIDIA again filed motions requesting the District Court to dismiss all such claims. The District Court has taken those motions under submission and we await a ruling. Discovery is stayed pending this hearing and no trial date has been set in these actions. We believe the claims asserted against us by the landlords are without merit and we will continue to defend ourselves vigorously.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us.  On October 13, 2005, the Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Court issued its ruling denying the Trustee's Motion for Summary Adjudication in all material respects and holding that NVIDIA is prevented from disputing that the value of the 3dfx transaction to NVIDIA was less than $108.0 million. The Court expressly denied the Trustee's request to find that the value of the 3dfx assets conveyed to NVIDIA were at least $108.0 million. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA.  This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, is subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The scope and schedule for that confirmation process has yet to be determined. The Trustee has advised that he intends to object to the settlement. The settlement with the Creditors’ Committee calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

The Bankruptcy Court, over objection of the Creditors’ Committee and NVIDIA, has ordered the discovery portion of the litigation to proceed while the conditional settlement is pending approval through the confirmation process. The expert discovery is now completed, but the Bankruptcy Court has yet to rule on two motions filed by the Trustee that could re-open discovery more generally. No trial date has been set in the Trustee's action. In addition, following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders' Committee was appointed. Since that appointment, the Equity Holders' Committee has filed a competing plan of reorganization/liquidation. The Equity Holders' plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx's debts. Upon the payment of that debt, the Equity Holders' Committee contends that NVIDIA would be obliged to pay the stock consideration provided for in the asset purchase agreement. By virtue of stock splits since the execution of the asset purchase agreement, the stock consideration would now total four million shares of our common stock. The Equity Holders' Committee filed a motion with the Bankruptcy Court for an order giving it standing to bring that lawsuit to enforce the Asset Purchase Agreement. Over our objection, the Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. On May 11, 2006, NVIDIA filed a motion with the District Court for leave to appeal the order granting standing to the Equity Holders’ Committee. We also asked the Bankruptcy Court to stay the litigation while that motion for leave to appeal is pending. If the litigation is not stayed, then NVIDIA will move to dismiss the Equity Holders' Committee's complaint. That motion must be filed no later than June 1, 2006. In the meantime, the Bankruptcy Court still has not set a schedule for presentation of either of the proposed plans of reorganization and liquidation to the creditors for a vote.

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. In its complaint, Opti asserted that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys’ fees and triple damages for alleged willful infringement by NVIDIA. We filed a response to this complaint in December 2004. A case management conference was held in July 2005 where a trial date was set for July 2006. A court mandated mediation was held in January 2006 and did not resolve the matter. The discovery period formally ended on May 6, 2006. On April 13, 2006, a Markman hearing took place and on April 24, 2006, the District Court issued a ruling adopting Opti's proposed construction on 13 of the 15 terms at issue. In May 2006, Opti dropped from the lawsuit two of the five United States patents that Opti alleged NVIDIA infringes.  We continue to prepare for trial. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously. We do not have sufficient information to determine whether a loss is probable. As such, we have not recorded any liability in our consolidated financial statements for such loss, if any.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 14 - Stock Repurchase Program

On August 9, 2004, we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board of Directors has authorized to be repurchased has now been increased to a total of $700.0 million. As part of our stock repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the first quarter of fiscal 2007, we repurchased 2.1 million shares of our common stock for $50.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the first quarter of fiscal 2007, we have repurchased an aggregate of 19.1 million shares under our stock repurchase program for a total cost of $263.2 million. Subsequent to April 30, 2006, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $75.0 million that we expect to settle prior to the end of our second quarter of fiscal 2007.

Note 15 - Stockholders' Equity and Stock Split

In March 2006, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. The stock split was effective on Thursday, April 6, 2006 for stockholders of record at the close of business on Friday, March 17, 2006. Each stockholder of record received one additional share for every outstanding share of common stock held. The transfer agent distributed the shares resulting from the split on April 6, 2006. All share and per-share numbers contained herein, for all periods presented, reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to future periods and include, but are not limited to, the features, benefits, capabilities, performance, production and availability of our technologies and products, seasonality, possible acquisitions and the results of acquisitions, product cycles, our gross margin, product mix, our inventories, average selling prices, our strategies as to our primary businesses, growth of and factors contributing to the growth of our primary businesses, our competitors' focuses, expensing of stock options, use of the binomial model, our critical accounting policies, mix and sources of revenue, anticipated revenue, our relationship with SCE, our expectations regarding increases in and reasons for our expenditures, capital expenditures, our cash flow and cash balances, our liquidity, uses of cash, investments and marketable securities, our stock repurchase program, our results of operations, our competition and our competitive position, our intellectual property, the importance of our strategic relationships, customer demand, reliance on a limited number of customers, our internal control over financial reporting, our taxes, our international operations, our ability to attract and retain qualified personnel, our foreign currency risk strategy, and compliance with environmental laws and regulations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of a particular product, difficulties associated with conducting international operations, increased sales of lower margin products, difficulty in collecting accounts receivable, our inability to decrease inventory purchase commitments, our inability to compete in new markets, the write-down of the value of inventory, entry of new competitors in our established markets, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, disruptions in our relationships with our key suppliers, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and in the markets of our other primary businesses, international and political conditions, the concentration of sales of our products to a limited number of customers, decreases in demand for our products, delays in the development of new products by us or our partners, delays in volume production of our products, developments in and expenses related to litigation and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “NVIDIA,” “we,” “us,” or “our,” mean NVIDIA Corporation and our subsidiaries.

NVIDIA, GeForce, SLI, NVIDIA GoForce, NVIDIA Quadro, and NVIDIA nForce are our trademarks or registered trademarks in the United States and other countries. We also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: the graphics processing unit, or GPU, Business; the media and communications processor, or MCP, Business; the Handheld GPU Business, and the Consumer Electronics Business. Our GPU Business is composed of products that support desktop personal computers, or PCs, notebook PCs and professional workstations; our MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft Corporation, or Microsoft, relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and embedded graphics processor products. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.

Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA embedded graphics processors as a core component of their entertainment and business solutions. Our GPUs deliver superior performance and crisp visual quality for PC-based applications such as manufacturing, science, e-business, entertainment and education. Our MCPs perform highly demanding multimedia processing for secure broadband connectivity, communications and breakthrough audio functions. Our handheld GPUs deliver an advanced visual experience by accelerating graphics and video applications while implementing design techniques that are designed to result in high performance and low power consumption.

Seasonality

Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to the back-to-school and holiday seasons.

Recent Developments, Future Objectives and Challenges

GPU Business

The combination of our GeForce 7 and GeForce 6 series of GPUs and our Scalable Link Interface, or SLI, technology has created a new class of gaming PCs and professional workstations.  SLI technology takes advantage of the increased bandwidth of the peripheral component interconnect, or PCI, Express bus architecture to allow two NVIDIA-based graphics cards to operate in a single PC or professional workstation.

During the first quarter of fiscal 2007, we shipped eight new GeForce 7 series GPUs for desktop and notebook PCs, and now offer a top-to-bottom family of GeForce 7 GPUs. In March 2006, we shipped our first Quad SLI system for desktop PCs, enabling the use of four GPUs per system. We also shipped the GeForce Go 7800 GTX notebook GPU featuring SLI technology for notebook PCs.

We expect additional growth in our GPU Business during the remainder of fiscal 2007. We believe that sales of our desktop GPU products will be increased by share gains from our anticipated position in the market, the release of Microsoft’s next generation operating system, Microsoft Windows Vista, or Vista, the introduction of high-definition, or HD, and Blu-ray video. The GeForce 7 and GeForce 6 series of desktop and notebook GPUs are designed to be compatible with Vista. We believe that in the upcoming year there will be increased demand for HD and Blu-ray video, and that SCE’s PlayStation3 will be a key driver of demand for Blu-ray video. We expect HD and Blu-ray video to promote increased demand for the video processing capabilities of our next generation GPUs.

MCP Business

In February 2006, we completed our acquisition of ULi Electronics, Inc., or ULi, a core logic developer for the PC industry. This acquisition represents our ongoing investment in our platform solution strategy and is expected to strengthen our sales, marketing, and customer engineering presence in Taiwan and China.

In March 2006, we shipped our first integrated graphics processor, or IGP, core-logic solution for Advanced Micro Devices, or AMD,-based notebook PCs - the GeForce Go 6100 GPU and NVIDIA nForce Go 430 MCP. This core logic solution is the industry’s first high-definition IGP to provide hardware accelerated H.264 high-definition video playback.

Our NVIDIA nForce product line has achieved record revenue for seven consecutive quarters.  We believe that the transition by AMD to K8, our extension into new segments, and our entry into the Intel market with our first ever mainstream Intel nForce4 MCPs will make our MCP Business one of our fastest growing businesses. Furthermore, we believe that our ability to simultaneously innovate using our GPU, MCP, and software knowledge base will allow us to make additional platform innovations in the future.

Handheld GPU Business

In March 2006, NVIDIA and Intel Corporation, or Intel, announced a collaboration to bring a high-performance 3-dimensional, or 3D, gaming and multimedia platform to handheld devices. The collaboration combines the NVIDIA GoForce family of handheld GPUs with Intel’s newest processor family, which is based on the third-generation Intel XScale architecture, to deliver a powerful development platform to content developers.

Our NVIDIA GoForce handheld GPUs are now shipping in the new Motorola 3G RAZR V3X and the new Sony Ericsson Walkman phones. Our newest handheld GPU, the NVIDIA GoForce 5500 GPU, has been designed into Digital Video Broadcast - Handheld, or DVB-H, phones in North America and Europe, and Integrated Services Digital Broadcasting - Terrestrial, or ISDB-T, phones in Japan. Two out of the first three DVB-H television service launches in the world are based on phones powered by our handheld GPU.

In addition, in March 2006 we acquired Hybrid Graphics Ltd., a developer of embedded 2D and 3D graphics software for handheld devices. We believe that this acquisition will enable the customers of both companies to deploy rich graphics solutions for the worldwide handheld market.

Our strategy in the Handheld GPU Business is to lead innovation and capitalize on the emergence of the cellular phone as a versatile consumer lifestyle device and to build a new class of low power GPUs for multimedia rich devices like 3G cell phones, smart phones, and portable media players. The increasing availability of digital media content for 3G has increased demand for our handheld GPUs. We believe that the graphics and multimedia capability of our handheld GPUs has put us in the position to benefit from the increasing multimedia demands of smart phones. We believe that there will be an increase in demand for mobile video products that deliver compelling and tangible improvements to the overall end user experience of these new services, and we believe that we are well positioned to increase our share of the handheld segment.

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. Beginning in fiscal 2005, we implemented profit improvement initiatives across our company, which were designed to improve business and operational processes. During the first quarter of fiscal 2007, our gross margin was 42.4%, which represents an increase of 220 basis points from our gross margin of 40.2% for the fourth quarter of fiscal 2006, and an increase of 640 basis points from our gross margin of 36.0% for the first quarter of fiscal 2006. In addition to the positive impact on our gross margin from our implementation of profit improvement measures, we also realized improvement in the gross margin from our Handheld GPU Business, as well as a significant contribution from our GeForce 7 products, which have experienced higher than average gross margins.

Our gross margin is significantly impacted by product mix, which is often difficult to estimate with accuracy and thus if we achieve significant revenue growth in our lower margin businesses, it may negatively impact our gross margin. We believe that we can continue to improve our gross margin during the second half of fiscal 2007.

Stock-Based Compensation

Effective January 30, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period.  As such, our stock-based compensation expense totaled $23.0 million during the first quarter of fiscal 2007.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, stock-based compensation, income taxes, and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Stock-Based Compensation.  Effective January 30, 2006, we adopted the provisions of SFAS No. 123(R).  We estimate the fair value of stock options using a binomial model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, Share-Based Payment.  Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock.  During the first quarter of fiscal 2006, we determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. Additionally, during the first quarter of fiscal 2006 we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model. As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

Other than related to our implementation of SFAS No. 123(R) during the three months ended April 30, 2006, as described above, there were no other material changes in our critical accounting policies and estimates during the first quarter of fiscal 2007 from those disclosed in our Annual Report on Form 10-K, or Form 10-K, for the year ended January 29, 2006. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Form 10-K for a discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated income statements expressed as a percentage of revenue.

	Three Months Ended
	April 30,	May 1,
	2006	2005
Revenue	100.0%	100.0%
Cost of revenue	57.6	64.0
Gross profit	42.4	36.0
Operating expenses:
Research and development	18.0	14.7
Sales, general and administrative	9.6	8.2
Total operating expenses	27.6	22.9
Operating income	14.8	13.1
Interest and other income, net	1.2	0.7
Income before income tax expense	16.0	13.8
Income tax expense	2.7	2.8
Net income	13.3%	11.0%

Three Months Ended April 30, 2006 and May 1, 2005

Revenue

Our operating segments are organized to bring all of our major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our Chief Executive Officer, who is considered to be our chief operating decision maker as follows: the GPU Business, the MCP Business, the Handheld GPU Business, and the Consumer Electronics Business. Revenue in the “All Other” category is primarily derived from sales of memory devices.  Please refer to Note -12 of our Notes to Condensed Consolidated Financial Statements for further information.

Revenue was $681.8 million for the first quarter of fiscal 2007 and $583.8 million for the first quarter of fiscal 2006, which represented an increase of 16.8%.

GPU Business. GPU Business revenue increased by 10.4% to $452.4 million for the first quarter of fiscal 2007 compared to $409.9 million for the first quarter of fiscal 2006. The $42.5 million increase was primarily the result of increased sales of our desktop products, led by our GeForce 7-based products, which we began selling in the second quarter of fiscal 2006. In addition, sales of our NVIDIA professional workstation products and notebook products also continued to improve due to an increased mix of GeForce 7-based products. The increased sales of desktop, notebook and professional workstation products were offset by lower average selling prices.

MCP Business. MCP Business revenue increased by 64.9% to $118.4 million for the first quarter of fiscal 2007 compared to $71.8 million for the first quarter of fiscal 2006.  The MCP business increase of $46.6 million is primarily due to sales of newer NVIDIA nForce4 products introduced during the third quarter of fiscal 2006, and NVIDIA nForce5 products shipped during the first quarter of fiscal 2007. In addition, revenue also increased as a result of our acquisition of ULi in February 2006.

Handheld GPU Business. Handheld GPU Business revenue increased by 295.8% to $30.7 million for the first quarter of fiscal 2007 compared to $7.8 million for the first quarter of fiscal 2006.  The Handheld GPU Business increase of $22.9 million is due to increased product sales related to high-end feature phone products and revenue recognized as a result of a development contract.

Consumer Electronics Business. Consumer Electronics Business revenue decreased by 54.9% to $26.2 million for the first quarter of fiscal 2007 compared to $58.1 million for the first quarter of fiscal 2006. The decrease in our Consumer Electronics Business is a result of discontinued sales of our Xbox-related products to Microsoft, partially offset by revenue recognized from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3. The second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 85% and 83% of revenue for the first quarter of fiscal 2007 and 2006, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas for fiscal 2007 as compared to fiscal 2006 is primarily due to decreased sales of processors used in the Microsoft Xbox product, which were billed to Microsoft in the United States.

Sales to our largest customer accounted for approximately 14% of our revenue for the first quarter of fiscal 2007 and approximately 1% of our revenue for the same customer for the first quarter of fiscal 2006. No other customers accounted for 10%, or greater, of our revenue for the first quarter of fiscal 2007.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor, overhead and non-cash stock-based compensation associated with such purchases, final test yield fallout, inventory provisions and shipping costs.  Cost of revenue also includes development costs for license and service arrangements. Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on a number of factors, including the mix of types of products sold, average selling prices, introduction of new products, sales discounts, unexpected pricing actions by our competitors, the cost of product components, and the yield of wafers produced by the foundries that manufacture our products. Our gross margin was 42.4% and 36.0% for the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively.

GPU Business. The gross margin of our GPU Business increased during the first quarter of fiscal 2007 as compared to the first quarter of 2006 primarily due to the success of our GeForce 7 series GPUs, which have experienced higher gross margins than our previous generations of GPUs.

MCP Business. The gross margin of our MCP Business decreased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to inventory reserves that we recorded as a charge to cost of revenue of approximately $4.1 million related to certain NVIDIA nForce purchase commitments that we believed exceeded future demand.

 Handheld GPU Business. The gross margin of our Handheld GPU Business increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. This increase is due to the write-off in the first quarter of fiscal 2006 of certain handheld products that we believed exceeded the demand of our handheld customers, which at that time was heavily concentrated at one OEM.

Consumer Electronics Business. The gross margin of our Consumer Electronics Business increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to development, software and license revenue from our contractual arrangements with SCE for the development of its PlayStation3 computer entertainment system.

Consolidated Gross Margin

The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  However, our gross margin is significantly impacted by product mix, which is often difficult to estimate with accuracy and thus if we achieve significant revenue growth in our lower margin businesses, it may negatively impact our gross margin for the second quarter of fiscal 2007. We believe that we can continue to improve our gross margin during the second half of fiscal 2007.

Operating Expenses

Research and Development

	Three Months Ended
	April 30,	May 1,	$	%
	2006	2005	Change	Change
Research and Development:	(in millions)
Salaries and benefits	$68.0	$48.9	$19.1	39%
Computer software and lab equipment	12.9	10.9	2.0	18%
New product development	7.5	6.8	0.7	10%
Facility expense	8.1	7.8	0.3	4%
Depreciation and amortization	15.0	14.3	0.7	5%
Stock-based compensation	13.6	-	13.6	-
License and development project costs	(5.8)	(4.7)	(1.1)	23%
Other	3.1	1.9	1.2	63%
Total	$122.4	$85.9	$36.5	42%
Research and development as a percentage of net revenue	18%	15%

Research and development expenses were $122.4 million and $85.9 million in the first quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $36.5 million, or 42%. This increase was primarily due to a $19.1 million increase in salaries and benefits related to 709 additional personnel, which included employees from both ULi and Hybrid Graphics, and an increase in payroll taxes due to an increase in stock option exercises. In addition, during the first quarter of fiscal 2007 we recorded $13.6 million of non-cash stock-based compensation expense related to research and development employees for the first time as a result of our adoption of SFAS No. 123(R). Computer software and lab equipment increased $2.0 million due to an increased allocation of information technology-related expenses based on the growth in our headcount, as well as purchases of software packages and computer systems for new personnel. These increases were offset by an increase of $1.1 million in license and development project costs, primarily related to development costs related to our collaboration with SCE and other engineering costs related to different development contracts, that are classified as cost of revenue in our condensed consolidated income statement or were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis.

We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our current level of revenue.

Sales, General and Administrative

	Three Months Ended
	April 30,	May 1,	$	%
	2006	2005	Change	Change
Sales, General and Administrative:	(in millions)
Salaries and benefits	$32.8	$26.2	$6.6	25%
Advertising and promotions	14.5	12.1	2.4	20%
Legal and accounting fees	4.2	4.9	(0.7)	(14)%
Facility expense	4.0	3.1	0.9	29%
Depreciation and amortization	7.9	8.0	(0.1)	(1)%
Stock-based compensation	8.3	-	8.3	-
Other	(6.0)	(6.2)	0.2	(3)%
Total	$65.7	$48.1	$17.6	37%
Sales, general and administrative as a percentage of net revenue	10%	8%

Sales, general and administrative expenses were $65.7 million and $48.1 million in the first quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $17.6 million, or 37%. During the first quarter of fiscal 2007, we recorded $8.3 million of non-cash stock-based compensation expense related to sales, general and administrative employees for the first time as a result of our adoption of SFAS No. 123(R). Salaries and benefits increased $6.6 million related to 170 additional personnel and an increase in payroll taxes due to an increase in stock option exercises. Advertising and promotions increased $2.4 million primarily related to an increase in marketing development fund programs and an increase in travel related expenses primarily due to our ongoing international expansion, offset by a decrease in advertising expense.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales, launch our new products and protect our business interests and these expenses may be independent of our current level of revenue.

Stock-Based Compensation

Stock-based compensation expense totaled $23.0 million during the first quarter of fiscal 2007 as compared to $0.2 million during the first quarter of fiscal 2006. Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock-based employee compensation plans.  As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share.  We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R).  Accordingly, during the three months ended April 30, 2006, we recorded stock-based compensation expense equal to the amount that would have been recognized had the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures.  We recognized stock-based compensation expense using the straight-line attribution method.  As of April 30, 2006, the unearned stock-based compensation balance was $160.9 million and will be recognized over an estimated weighted average amortization period of 2.2 years. We anticipate that our stock-based compensation expense will increase during the second quarter of fiscal 2007. Stock-based compensation charges are included in the “all other” category for segment reporting purposes.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $8.8 million and $3.9 million in the first quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $4.9 million. This increase was primarily the result of higher average balances of cash, cash equivalents, and marketable securities and higher yields during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006.

Income Taxes

We recognized income tax expense of $18.6 million and $16.1 million in the first quarter of fiscal 2007 and fiscal 2006, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 17% for the first quarter of fiscal 2007 and 20% for the first quarter of fiscal 2006. Our effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions.

Liquidity and Capital Resources

As of April 30, 2006, we had $955.1 million in cash, cash equivalents and marketable securities, an increase of $4.9 million from the end of fiscal 2006. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $50.4 million and $89.6 million during the first three months of fiscal 2007 and fiscal 2006, respectively. Cash flows from operating activities for the first quarter of fiscal 2007 were derived primarily from our net income of $90.7 million. On our consolidated balance sheet, accounts payable increased $118.8 million and inventories increased $91.6 million primarily as a result of our build-up of inventories, related mostly to several of our newly-introduced GeForce 7 products in anticipation of future sales of such products. Accounts receivable increased $73.1 million, primarily due to increased sales and decreased linearity of sales and decreased cash collections during the first quarter of fiscal 2007 when compared to the fourth quarter of fiscal 2006. During the first quarter of fiscal 2007, we recorded $23.0 million of non-cash stock-based compensation expense for the first time as a result of our adoption of SFAS No. 123(R). Accrued liabilities decreased $23.0 million primarily due to a $14.6 million decrease in payroll and related tax accruals as a result of the timing of the end of the first quarter of fiscal 2007.

 Cash used in investing activities has consisted primarily of investments in marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, and the purchase of intangible assets and businesses. Our investing activities used cash of $157.5 million and $4.6 million during the first three months of fiscal 2007 and fiscal 2006, respectively. Net cash used by investing activities during the first three months of fiscal 2007 included net purchases of $69.8 million of marketable securities, a cash expenditure of $35.5 million, net of cash and cash equivalents acquired, for our acquisition of Hybrid Graphics and a cash expenditure of $31.5 million, net of cash and cash equivalents acquired, for our acquisition of ULi, and $20.7 million for capital expenditures for purchases of new research and development equipment, software, and hardware equipment. We expect to spend approximately $60.0 million to $80.0 million for capital expenditures unrelated to acquisitions during the remainder of fiscal 2007. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities generated cash of $43.1 million and used cash of $12.5 million during the first three months of fiscal 2007 and fiscal 2006, respectively. Net cash generated by financing activities during the first three months of fiscal 2007 was primarily a result of $86.7 million of proceeds that we received from common stock issued under our employee stock plans, offset by $50.0 million of cash used in our stock repurchase program.

Stock Repurchase Program

On August 9, 2004, we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board has authorized to be repurchased has now been increased to a total of $700.0 million. As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the first quarter of fiscal 2007, we repurchased 2.1 million shares of our common stock for $50.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the first quarter of fiscal 2007, we have repurchased an aggregate of 19.1 million shares under our stock repurchase program for a total cost of $263.2 million. Subsequent to April 30, 2006, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $75.0 million that we expect to settle prior to the end of our second quarter of fiscal 2007.

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

For additional factors see “Business Risks - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.”

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

Contractual Obligations

There were no material changes in our contractual obligations from those disclosed in our Form 10-K. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of April 30, 2006, we had $955.1 million in cash, cash equivalents and marketable securities.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of April 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 13, “Litigation” for discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of risk factors associated with our business previously disclosed in Part I, Item 1A. “Risk Factors” of our Form 10-K.

Business Risks

In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Quarterly Report on Form 10-Q, or Form 10-Q.  Any one of the following risks could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Operations

Because our gross margin for any period depends on a number of factors, our failure to forecast any change in such factors could adversely affect our gross margin.

We continue to pursue measures in an effort to improve our gross margin. Our gross margin for any period depends on a number of factors, such as: the mix of our products sold; average selling prices; introduction of new products; sales discounts; unexpected pricing actions by our competitors; the cost of product components; and the yield of wafers produced by the foundries that manufacture our products. If we incorrectly forecast the impact of any of the aforementioned factors on our business, we may be unable to take action in time to counteract any negative impact on our gross margin. In addition, if we are unable to meet our gross margin target for any period or the target set by analysts, the trading price of our common stock may decline.

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

Conversely, if we underestimate our customers’ demand for either our older or newer products, we may have inadequate manufacturing capability and may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis, which could adversely affect our revenue results. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fill our customers' orders on a timely basis could damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

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

Failure to achieve expected manufacturing yields for existing and/or new products could reduce our gross margin and could adversely affect our ability to compete effectively.

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

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue and our gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could reduce our gross margin. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall could damage our reputation and result in our customers working with our competitors.

To stay competitive, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

 If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,997 full-time employees engaged in research and development as of April 30, 2006, compared to 1,654 employees as of January 29, 2006. Research and development expenditures were $122.4 million and $85.9 million for the first quarter of fiscal 2007 and fiscal 2006, respectively. Research and development expenses for the first quarter of fiscal 2007 included $13.6 million related to non-cash stock-based compensation, which we recorded for the first time in that quarter. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

During the first quarter of fiscal 2007, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 27.6% of our total revenue as compared to 22.9% of our total revenue during the first quarter of fiscal 2006. Operating expenses for the first quarter of fiscal 2007 included $21.9 million related to non-cash stock-based compensation, which we recorded for the first time in that quarter. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

 Any one or more of the factors discussed in this Form 10-Q or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

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

Our ability to achieve design wins also depends in part on our ability to identify and be compliant with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including AMD, Intel and Microsoft. Such changes would require us to invest significant time and resources to redesign our products to be compliant with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, our ability to achieve design wins could suffer. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

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

Our failure to identify new market or product opportunities, or develop new products could harm our business.

As our GPUs or other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, we expect average selling prices and gross margins for our processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices and gross margins. In order for our processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed, or that any new products will be sold.

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

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. During the first quarter of fiscal 2007, we recognized $23.4 million of revenue from our contractual arrangements with SCE. Depending on the ultimate success of this next-generation platform, we expect to generate up to $100 million in revenue annually from license fees and royalties over the next five years, with the possibility of additional royalties for several years thereafter. There can be no assurance that the PlayStation3 will achieve long term commercial success, given the intense competition in the game console market. Additionally, we do not have control over the launch date or pricing of the Playstation3. As such, we do not have control over when we will receive royalties. If we do not receive royalties as we anticipate, our revenue and gross margin may be adversely affected.

We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products or sell our products.

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. For example, in February 2006 we completed the acquisition of ULi for $53.1 million paid in cash, and in March 2006 we completed the acquisition of Hybrid Graphics for $36.7 million paid in cash. If we do consider other acquisitions, a strategic alliance or a joint venture, the negotiations could divert management’s attention as well as other resources. For any previous or future acquisition or investment, including ULi and Hybrid Graphics, the following risks could impair our ability to grow our business and develop new products, and ultimately, could impair our ability to sell our products, which could negatively impact our growth or our financial results:

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

We have only a limited number of customers and our sales are highly concentrated. Sales to our largest customer accounted for approximately 14% of our revenue during the first quarter of fiscal 2007. Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize industry-leading suppliers, such as Chartered Semiconductor Manufacturing, or Chartered, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, and United Microelectronics Corporation, or UMC, to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. The foundries we use have no obligation to provide us with any specified minimum quantities of product. Suppliers, such as Chartered, SMIC, TSMC, and UMC, fabricate wafers for other companies, including some of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with third-party manufacturers we may use to ensure adequate product supply and competitive pricing so that we are able to respond to customer demand.

We are dependent on third parties located outside of the United States for assembly, testing and packaging of our products, which reduces our control over the delivery and quantity of our products.

Our processors are assembled and tested by independent subcontractors, such as Advanced Semiconductor Engineering, Amkor Technology Inc., King Yuan Electronics Co., LTD, Siliconware Precision Industries Company Ltd., and STATS ChipPAC Incorporated, all of which are located outside of the United States. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Demand for qualified independent subcontractors to assemble and test products is high. If demand for these subcontractors exceeds the number of qualified subcontractors, we may experience capacity constraints, which could result in product shortages, a decrease in the quality of our products or an increase in product cost. Any of our subcontractors may decide to prioritize the orders of one of our competitors over our orders. Any product shortages, quality assurance problems or political instability outside of the United States could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble or test our products or components. Any such delays could result in a loss of reputation or a decrease in sales to our customers.

As we continue to work directly with more foreign customers, any difficulties in collecting accounts receivable could harm our operating results and financial condition.

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

We rely on third-party vendors to supply software development tools to us for the development of our new products and we may be unable to obtain the tools necessary to develop or enhance new or existing products.

When we design and develop new products or product enhancements, we rely on third-party software development tools to assist us in the design, simulation and verification of new products or enhancements to existing products. Although we currently are not dependent on any one vendor for the supply of these tools, some or all of these tools may not be readily available in the future. Additionally, the software development tools available at the time that we are designing, simulating or verifying a product may not be sophisticated enough or technologically advanced enough for our purposes. For example, we have experienced delays in the introduction of products in the past as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. Therefore, the design requirements necessary to meet consumer demands for more features and greater functionality from our processors in the future may exceed the capabilities of the software development tools that are available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, we may miss design cycles or lose design wins either of which could result in a loss of market share, a decrease in revenue or negatively impact our operating results.

Risks Related to Our Competition

The market for GPU, MCP, and Handheld GPUs is highly competitive and we may be unable to compete.

The market for GPUs, MCPs and Handheld GPUs is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard application programming interfaces, manufacturing capabilities, price of processors and total system costs of add-in boards and motherboards. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business.

An additional significant source of competition is from companies that provide or intend to provide GPU, MCP, and Handheld GPU solutions. Some of our competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•
suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI, Intel, Silicon Integrated Systems, Inc., or SIS, VIA Technologies, Inc., or VIA, and XGI Technology Inc.;

•
suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as ATI Technologies, Inc., or ATI, Broadcom Corporation, or Broadcom, Intel, SIS, and VIA; and

•
suppliers of GPUs or GPU intellectual property that incorporate advanced graphics functionality as part of their existing solutions, such as ATI, Bitboys, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.

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

We expect substantial competition from Intel’s strategy of selling platform solutions, such as when Intel achieved success with its Centrino platform solution. In addition to the Centrino notebook platform solution, it has announced a desktop initiative branded as VIIV, and we expect that Intel will extend this strategy to other segments including professional workstations and servers. To the extent Intel is successful with this strategy, we may not be able to successfully compete in these segments.

Risks Related to Market Conditions

We are subject to risks associated with international operations which may harm our business.

A significant portion of our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 85% and 83% of revenue for the first quarter of fiscal 2007 and 2006, respectively, from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States and sales to customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

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

We have offices outside of the United States, including offices in Taiwan, Japan, Korea, China, Hong Kong, India, France, Russia, Germany, and England. We also have a subsidiary in Finland. During the first quarter of fiscal 2007, we added 333 international employees to our international operations. Our operations in our international locations are subject to many of the risks contained in the above list. We intend to continue to expand our international operations and expect to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

We derive the majority of our revenue from the sale of products for use in the desktop PC and notebook PC markets, including professional workstations. We expect to continue to derive most of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets in the next several years. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, will reduce demand for our products. Moreover, changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our business.

If our products do not continue to be adopted by the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets or if the demand in these markets for new and innovative products decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our processors for 3D graphics in consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Since the GPU Business is our core business, our financial results would suffer if for any reason our current or future GPUs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, such as OEMs, ODMs, add-in-card manufacturers, system builders and consumer electronics companies, do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline.

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

Also, we could face significant costs and liabilities in connection with the Waste Electrical and Electronic Equipment Directive, or WEEE. The WEEE directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005 and from products in use prior to that date that are being replaced. We continue to evaluate the impact of specific registration and compliance activities required by WEEE. Similar legislation has been or may be enacted in other jurisdictions, including the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

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

Risks Related to Government Action, Regulatory Action, Intellectual Property, and Litigation

Expensing employee stock options materially and aversely affects our reported operating results and could adversely affect our competitive position as well.

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. Prior to January 30, 2006, we had not recognized compensation cost for employee stock options or shares sold pursuant to our employee stock purchase program. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. Although the SEC delayed the effective date of SFAS No. 123(R), it is now effective. SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the first quarter of fiscal 2007, we recorded $23.0 million related to stock-based compensation which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

We are currently involved in patent litigation. On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. In its complaint, Opti asserted that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti seeks unspecified damages for our alleged conduct, attorneys’ fees and triple damages for alleged willful infringement by NVIDIA. We filed a response to this complaint in December 2004. A case management conference was held in July 2005 where a trial date was set for July 2006. A court mandated mediation was held in January 2006 and did not resolve the matter. The discovery period formally ended on May 6, 2006. On April 13, 2006, a Markman hearing took place and on April 24, 2006, the District Court issued a ruling adopting Opti's proposed construction on 13 of the 15 terms at issue. In May 2006, Opti dropped two of the five United States patents that it alleged that NVIDIA infringes.  We continue to prepare for trial. We believe the claims asserted against us are without merit and we will continue to defend ourselves vigorously.

Our defenses against Opti may be unsuccessful. If this case continues to move forward, or if other patent litigation matters involving us arise, we expect that they will result in additional legal and other costs, regardless of the outcome, which could be substantial.

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

From time to time we receive notices or are included in legal actions alleging that we have infringed patents or other intellectual property rights owned by third parties. We expect that as the number of issued hardware and software patents increases and as competition in our product lines intensifies, the volume of intellectual property infringement claims may increase. We may become involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or by our customers that we have agreed to indemnify them for certain claims of infringement arising out of the sale of our products to these customers. In addition, litigation or other legal proceedings may be necessary to:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 30, 2006 through February 26, 2006	-		$-		-		$86,846,554

February 27, 2006 through March 26, 2006	-		$-		-		$486,846,554

March 27, 2006 through April 30, 2006	2,079,440	(3)	$24.04		2,079,440	(3)	$436,846,554

Total	2,079,440		$24.04	(2)	2,079,440

(1) On August 9, 2004, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $700.0 million on the open market, in negotiated transactions or through structured stock repurchase agreements through August 2007.

(2) Represents weighted average price paid per share during the first quarter of fiscal 2007.

(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the first quarter of fiscal 2007, we repurchased 2.1 million shares of our common stock for $50.0 million under a structured share repurchase transaction. This transaction required that we make an up-front payment. Subsequent to April 30, 2006, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $75.0 million that we expect to settle prior to the end of our second quarter of fiscal 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006	10-K	0-23985	3.3	3/16/06
10.1	Form of Indemnity Agreement 8-k between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/07/06
10.2	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/06
10.3+	NVIDIA Corporation Fiscal Year 2007 Variable Compensation Plan	8-K	0-23985	10.1	4/03/06
10.4+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.2	4/03/06
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*
32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*
32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

+ Management contract, compensatory plan or arrangement.

# The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2006.

                                    NVIDIA Corporation

                                    By: /s/ MARVIN D. BURKETT
                                Marvin D. Burkett
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006	10-K	0-23985	3.3	3/16/06
10.1	Form of Indemnity Agreement 8-k between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/07/06
10.2	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/06
10.3+	NVIDIA Corporation Fiscal Year 2007 Variable Compensation Plan	8-K	0-23985	10.1	4/03/06
10.4+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.2	4/03/06
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*
32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*
32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

+ Management contract, compensatory plan or arrangement.

# The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.