Form 10-K/A
period 2006-01-29
NVIDIA CORP
filed 2006-11-29
CIK 1045810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

2701 San Tomas Expressway

Santa Clara, California 95050

(408) 486-2000

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

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

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2006 Annual Meeting of Stockholders which was filed with the Securities and Exchange Commission on May 12, 2006.

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the year ended January 29, 2006 as filed on March 16, 2006, or the Original Filing, to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures. This amended Annual Report on Form 10-K/A, or Form 10-K/A, also includes the restatement of selected consolidated financial data as of and for the years ended January 29, 2006, January 30, 2005, January 25, 2004, January 26, 2003, and January 27, 2002, and the unaudited quarterly financial data for each of the quarters in the years ended January 29, 2006 and January 30, 2005.

The restatement of the Original Filing reflected in this Form 10-K/A includes adjustments arising from the determinations of the Audit Committee of the Board of Directors, or Audit Committee, with the assistance of outside legal counsel, after conducting a review of the Company’s stock option practices covering the time from the Company’s initial public offering in 1999 (fiscal year 2000) through June 2006.

For more information on these matters, including a detailed discussion of the effect of the restatement, please refer to Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Consolidated Financial Statements.

As a result of the findings of the Audit Committee, we concluded that we need to amend our Original Filing to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures. This Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended January 29, 2006, January 30, 2005, January 25, 2004, January 26, 2003, and January 27, 2002, and the unaudited quarterly financial data for each of the quarters in the years ended January 29, 2006 and January 30, 2005. We also concluded that we need to amend our Quarterly Report on Form 10-Q for the quarter ended April 30, 2006, originally filed on May 31, 2006, to restate our condensed consolidated financial statements for the quarters ended April 30, 2006 and May 1, 2005 and the related disclosures. We will also restate the July 31, 2005 financial statements to be included in our Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. We will also restate the October 30, 2005 financial statements with the filing of our October 29, 2006 Form 10-Q; however, Exhibit 99.1 to this Form 10-K/A includes information concerning our unaudited consolidated financial data as of and for the three and nine month periods ended October 30, 2005. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than the amended Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2006 and this Form 10-K/A for the year ended January 30, 2006.

All of the information in this Form 10-K/A is as of January 30, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or to modify or to update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events related to the restatement. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement. The following sections of this Form 10-K/A were adjusted to reflect the findings of the Audit Committee:

Part I — Item 1 — Business as to “Forward-Looking Statements” and “Available Information”;

Part I — Item 1A — Risk Factors;

Part I — Item 3 — Legal Proceedings;

Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

                                 Securities;

Part II — Item 6 — Selected Consolidated Financial Data;

Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 8 — Financial Statements and Supplementary Data;

Part II — Item 9A — Controls and Procedures; and

Part IV — Item 15 — Exhibits and Financial Statement Schedules.

This Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, such as the amended Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2006, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. In addition, the SEC may issue guidance on disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market.

NVIDIA CORPORATION

ITEM 1. BUSINESS

Forward-Looking Statements

When used in this Annual Report on Form 10-K/A, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements including, but not limited to, statements as to our corporate strategy, our anticipated growth and areas of growth, our fastest growing businesses, factors contributing to growth, international expansion, the features, benefits, capabilities, performance, production and availability of our technology and products, focus on development of cost effective architectures, development of new products, demand for graphics processors in new product areas, product life cycles, average selling prices, the importance of design wins, employees, ability to attract and retain qualified personnel, market share, research and development, backlog, seasonality, gross margin, revenue, sources of revenue and revenue mix, expenditures and expenditure mix, including capital expenditures, areas of increased expenditures, cash flow and cash balances, liquidity, uses of cash, investments of our cash and marketable securities, tax rates, charges we may take, quarterly and annual results of operations, the filings we intend to amend, the periods we are restating, foreign currency risk strategy, critical accounting policies, the impact of recent accounting pronouncements, inventories, our relationship with and the development of a graphics processing unit, or GPU, for Sony Computer Entertainment and the royalties to that GPU, HD and Blu-ray video, use of our products by Apple Computer, Inc., Windows Vista, the importance and benefits of strategic relationships, customer demand, our reliance on a limited number of customers, platform innovations and solutions, stock option grants and our employee stock purchase plan, expensing of stock based compensation, our stock repurchase program, our continued listing on the NASDAQ Global Select Market, our competitors, expectations regarding competition, our competitive position, factors affecting competition, payment of dividends, sufficiency of our facilities, our intellectual property and intellectual property strategy, litigation and settlement of litigation, litigation or regulatory action arising from the Audit Committee’s review or our restatements, Section 409A of the IRC and possible remedial measures, internal control over financial reporting, our disclosure controls and procedures and compliance with environmental laws and regulations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, delays in the development or release of new products, delays in volume production of our products, loss of market share for our GPU Business, changes in customer demands, slower than anticipated adoption of new technology, slower than anticipated growth of new markets, delays in the release of Windows Vista, changes to Windows Vista before its commercial release, our inability to compete in new markets, the write-down or write-off of inventory, reduction in demand for or market acceptance of our products or technologies, manufacturing defects, software bugs, competitive pricing pressure, release of new products by our competitors, disruptions in our strategic relationships such as with our key suppliers, insufficient manufacturing availability, reliance on third parties to manufacture and test our products, fluctuations in general economic conditions, international and political conditions, the loss of an important customer, our ability to safeguard our intellectual property, developments in and expenses related to litigation, the outcome of litigation or regulatory actions, developments in litigation settlements, determination by the NASDAQ Listing Qualifications Panel to delist our stock, and the matters set forth in this Annual Report on Form 10-K/A. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We have substantially increased our engineering and technical resources from fiscal 2005, and have 1,654 full-time employees engaged in research and development as of January 29, 2006, compared to 1,231 employees as of January 30, 2005. During fiscal 2006, 2005 and 2004, we incurred research and development expenditures of $357.1 million, $348.2 million and $292.2 million, respectively.

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

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We now report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $123.9 million and $118.0 million for fiscal 2006 and 2005, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory. All prior period amounts have been restated to reflect our new reporting structure.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The information included in Note 16 of the Notes to Consolidated Financial Statements is hereby incorporated by reference.

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

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge on or through our Internet website, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein as connected thereto is not intended to be incorporated into the Annual Report on Form 10-K/A.

As discussed in the Explanatory Note we concluded that we need to amend our Original Filing to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures. This Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended January 29, 2006, January 30, 2005, January 25, 2004, January 26, 2003, and January 27, 2002, and the unaudited quarterly financial data for each of the quarters in the years ended January 29, 2006 and January 30, 2005. We also concluded that we need to amend the Quarterly Report on Form 10-Q for the quarter ended April 30, 2006, originally filed on May 31, 2006, to restate our condensed consolidated financial statements for the quarters ended April 30, 2006 and May 1, 2005 and the related disclosures. We will also restate the July 31, 2005 financial statements included in the Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. We will restate the October 30, 2005 financial statements with the filing of our October 29, 2006 Form 10-Q. However, we have included in Exhibit 99.1 a restated balance sheet as of October 31, 2005, restated statements of income for the three and nine month periods ended October 31, 2005, and a restated statement of cash flows for the nine month period ended October 31, 2005. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than the amended Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2006 and this Form 10-K/A for the year ended January 30, 2006.

ITEM 1A. RISK FACTORS

In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Annual Report on Form 10-K/A. Any one of the following risks could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Operations

The matters relating to the Audit Committee of the Board of Directors’ review of our historical stock option granting practices and the restatement of our consolidated financial statements may result in future litigation, which could harm our financial results.

On August 10, 2006, NVIDIA announced that the Audit Committee of the Board of Directors, with the assistance of outside legal counsel, was conducting a review of our stock option practices covering the time from NVIDIA’s initial public offering in 1999 (our fiscal year 2000) through June 2006. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements, the Audit Committee has reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, NVIDIA has recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants.

The Audit Committee’s review of NVIDIA’s stock option practices identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to some of our employees was different from the actual grant date. To correct these accounting errors, we are amending our Annual Report on Form 10-K for the year ended January 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended April 30, 2006, to restate the consolidated financial statements contained in those reports.

The Audit Committee’s independent review of our historical stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part II, Item 3, “Legal Proceedings”, several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. We cannot assure you that these or future similar complaints, or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters or other litigation will be time consuming, expensive and may distract management from the conduct of our business.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Annual Report on Form 10-K/A, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Consolidated Financial Statements for further information.

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

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,654 full-time employees engaged in research and development as of January 29, 2006, 1,231 employees as of January 30, 2005 and 1,057 employees as of January 25, 2004. Research and development expenditures were $357.1 million, $348.2 million, and $292.2 million for fiscal 2006, 2005 and 2004, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 24.1% and 27.5% of our total revenue during fiscal 2006 and 2005, respectively. Operating expenses included litigation settlement costs of $14.2 million in fiscal 2006. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

Any one or more of the factors discussed in this Annual Report on Form 10-K/A or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

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

We have offices outside of the United States, including offices in Taiwan, Japan, Korea, China, Hong Kong, India, France, Russia, Germany and England. During fiscal 2006, we substantially increased our international employee resources from 242 employees as of January 30, 2005 to 615 full-time employees as of January 29, 2006. On February 20, 2006, we completed the acquisition of ULi, a leading developer of core logic technology, which added approximately 200 employees to our international operations. Our operations in our international locations are subject to many of the risks contained in the above list. We intend to continue to expand our international operations and to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. As a result of adjustments arising from our restatement described in Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”, of the Notes to our Consolidated Financial Statements, our operating results contain recorded amounts of stock-based compensation expense. For our fiscal years 2000 through 2006, this stock-based compensation expense was calculated using primarily the intrinsic value-based method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. Expensing these incentives in future periods will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. We anticipate that our stock-based compensation expense will be approximately $18 to $22 million for the first quarter of fiscal 2007 and we are unsure how the market will react to this adverse affect on our operating results, which could impact our stock price.

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

We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see Note 12 to the Consolidated Financial Statements under the subheading “Lease Obligations”, which information is hereby incorporated by reference.

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

Lawsuits related to our historical stock option granting practices

Since September 29, 2006, nine derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. All cases purport to be brought derivatively on behalf of NVIDIA against members of our board of directors and several of our current and former officers. The cases are not currently consolidated, although all allege in substantially similar fashion claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, constructive fraud, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Annual Report on Form 10-K/A, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

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

On September 11, 2006, NVIDIA filed a Form 12b-25 with the SEC to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. On September 12, 2006 NVIDIA announced that we would request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, in response to the receipt of a NASDAQ Staff Determination letter on September 11, 2006 indicating that NVIDIA was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of our Form 10-Q for the quarter ended July 30, 2006. Pending a decision by the Panel, NVIDIA common stock will remain listed on the NASDAQ Global Select Market. On October 19, 2006, we appeared for an oral hearing before the Panel and the Panel confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. The Panel’s decision is still pending. There can be no assurances that the Panel will grant our request for continued listing; however, by filing all of our required periodic reports with the SEC, we believe that we will have remedied our non-compliance with Marketplace Rule 4310(c)(14).

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

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 31, 2005 through November 27, 2005	—		$—		—		$136,846,554
November 28, 2005 through December 25, 2005	—		$—		—		$136,846,554
December 26, 2005 through January 29, 2006	1,355,260	(3)	$36.89		1,355,260	(3)	$86,846,554

Total	1,355,260		$36.89	(2)	1,355,260

(1)	We have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $700.0 million on the open market, in negotiated transactions or through structured stock repurchase agreements through August 2007.
(2)	Represents weighted average price paid per share during the fourth quarter of fiscal 2006.
(3)	As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the fourth quarter of fiscal 2006, we repurchased 1.3 million shares of our common stock for $50.0 million under a structured share repurchase transaction. This transaction required that we make an up-front payment.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of income data for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the consolidated balance sheet data as of January 29, 2006 and January 30, 2005 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K/A. The consolidated statement of income data for the years ended January 26, 2003 and January 27, 2002 and the consolidated balance sheet data as of January 25, 2004, January 26, 2003, and January 27, 2002 are derived from unaudited consolidated financial statements which are not included herein and have been restated to reflect the correction of errors described below.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”, and Note 2 of the Notes to Consolidated Financial Statements referred to above, our consolidated financial statements are being restated to correct errors in the recognition of stock-based compensation expense relating to stock options that were granted during the period from our initial public offering in 1999 (our fiscal year 2000) through January 29, 2006. These errors resulted in after-tax charges of $1.4 million, $11.7 million, $25.8 million, $39.9 million and $34.5 million for the years ended January 29, 2006, January 30, 2005, January 25, 2004, January 26, 2003, and January 27, 2002, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior to January 27, 2002 was $14.0 million.

	Year Ended
	January 29, 2006 (A)	January 30, 2005	January 25, 2004 (B, C)	January 26, 2003 (D, E)	January 27, 2002 (F, G)
	(As Restated)(H)	(As Restated)(H)	(As Restated)(H)	(As Restated)(H)	(As Restated)(H)
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$2,375,687	$2,010,033	$1,822,945	$1,909,447	$1,369,471
Income from operations	$336,664	$95,176	$49,788	$82,201	$188,732
Net income	$301,176	$88,615	$48,630	$50,901	$142,401
Basic net income per share	$1.77	$0.53	$0.30	$0.33	$1.00
Diluted net income per share	$1.65	$0.50	$0.28	$0.31	$0.84
Shares used in basic per share computation	169,690	166,062	160,924	153,513	143,015
Shares used in diluted per share computation	182,852	175,812	172,054	165,827	169,813

	January 29, 2006	January 30, 2005	January 25, 2004	January 26, 2003	January 27, 2002
	(As Restated)(H)	(As Restated)(H)	(As Restated)(H)	(As Restated)(H)	(As Restated)(H)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$950,174	$670,045	$604,043	$1,028,413	$791,377
Total assets	$1,954,687	$1,663,551	$1,452,040	$1,658,035	$1,526,987
Capital lease obligations, less current portion	$—	$—	$856	$4,880	$5,861
Other long-term debt	$—	$—	$—	$300,000	$300,000
Total stockholders’ equity	$1,495,992	$1,221,091	$1,089,493	$960,933	$778,256
Cash dividends declared per common share	$—	$—	$—	$—	$—

(A)	Fiscal 2006 included a charge of $14.2 million related to settlement costs associated with two litigation matters, 3dfx and AVG.
(B)	Fiscal 2004 included a charge of $3.5 million related to the write-off of acquired research and development expense from the purchase of MediaQ, Inc. that had not yet reached technological feasibility and has no alternative future use.
(C)	Fiscal 2004 included a charge of $13.1 million in connection with our convertible subordinated debenture redemption.
(D)	Fiscal 2003 included $40.4 million in additional revenue related to our settlement of our arbitration with Microsoft regarding Xbox pricing.
(E)	Fiscal 2003 included a charge of $61.8 million for stock issued by us at no cost to employees in exchange for their out of money options under an option exchange program completed by us. This change was recorded in cost of revenue (for manufacturing personnel), research and development and sales, general and administrative of $6.2 million, $35.4 million and $20.2 million, respectively.
(F)	Fiscal 2002 included $10.0 million of acquisition charges attributable to expenses related to our acquisition of assets from 3dfx.
(G)	Fiscal 2002 included a charge of $3.7 million related to our relocation from our previous headquarters.
(H)	Comparability of annual data is affected by the following items that resulted from errors we identified in the measurement dates we used for financial accounting and reporting purposes related to stock option grants:

•	We recorded stock-based compensation and related payroll tax expenses of $3.4 million, $18.4 million, $40.4 million, $61.8 million and $53.0 million in cost of sales and operating expenses in fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

•	In connection with the incremental stock-based compensation and related payroll tax expenses, we recorded an income tax benefit of $2.0 million, $6.7 million, $14.6 million, $21.9 million and $18.5 million in fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

•	The decrease in diluted net income per share relating to the stock-based compensation and related payroll tax expenses resulting from the errors we identified in the measurement dates we used for financial accounting and reporting purposes related to stock option grants, net of related income taxes, was $0.00 per share, $0.07 per share, $0.15 per share, $0.23 per share and $0.19 per share in fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

•	Total assets at January 29, 2006, January 30, 2005, January 25, 2004, January 26, 2003 and January 27, 2002 were restated primarily to reflect a deferred tax asset of $39.3 million, $34.7 million, $52.1 million, $40.5 million and $22.7 million, respectively.

•	Total stockholders’ equity was restated to reflect the impact of adjustments of $38.2 million, $42.8 million, $38.3 million, $28.2 million and $14.4 million at January 29, 2006, January 30, 2005, January 25, 2004, January 26, 2003 and January 27, 2002, respectively, related to the restatement.

See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, our Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K/A, before deciding to purchase, hold or sell shares of our common stock.

Restatement of Consolidated Financial Statements, Audit Committee and Company Findings

In May 2006, following media reports of stock option accounting investigations at other companies, the management of NVIDIA decided to conduct a review of stock option grants made by NVIDIA. Management advised our Board of Directors of the review at a regularly-scheduled meeting of the Board of Directors on May 25, 2006. The Board of Directors directed management to report its findings to the Audit Committee. Management presented its findings to the Audit Committee in late June 2006. Following that presentation, the Audit Committee determined that it should perform its own independent review of stock option grants made by NVIDIA. The Audit Committee, with the assistance of outside legal counsel, began its review on approximately June 29, 2006.

The Audit Committee’s review was completed on November 13, 2006 when the Audit Committee reported its findings to the full Board of Directors. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. As part of its review, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use during our fiscal years 2000, 2001 and 2002, of certain date selection methods as discussed below which resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the actual grant dates. We ceased using such practices beginning in our fiscal year 2003. The Audit Committee found that, beginning in our fiscal year 2003, we improved our stock option grant processes and have generally granted and priced our employee stock options in an objective and consistent manner since that time. However, for one Company-wide annual stock option grant we made in fiscal 2004, we did not finalize the number of options allocated to each employee as of the stated grant date in May 2003, which resulted in stock-based compensation charges due to the change in the measurement date to the date the grants were finalized. The Audit Committee’s review did not identify any additional stock-based compensation charges from measurement date issues subsequent to that fiscal 2004 grant.

In accordance with APB 25, with respect to periods through January 29, 2006, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 30, 2006 (the beginning of our fiscal year 2007), we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), or SFAS No. 123(R), Share-Based Payment.

As a result of the measurement date errors identified from the Audit Committee’s review, through January 29, 2006, we recorded aggregate non-cash stock-based compensation charges of $127.4 million, net of related tax effects. These charges were based primarily on APB 25 (intrinsic value-based) charges and associated payroll taxes of $199.6 million on a pre-tax basis, which are being amortized over the vesting term of the stock options in accordance with Financial Accounting Standards Board Interpretation No. 28, or FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We have amortized a substantial portion of these charges to expense during our fiscal years 2000 to 2006. If an option is forfeited prior to vesting, we reverse both the charges amortized to expense in prior periods as well as any remaining unamortized deferred stock-based compensation associated with the forfeited options. Accordingly, our net stock-based compensation charges amortized to our statement of income are lower than the aggregate stock-based compensation charges based on APB 25 (intrinsic-value based). As of January 29, 2006, the remaining APB 25 (intrinsic value-based) unamortized deferred stock-based compensation related to the errors identified during the review was approximately $3.0 million.

The types of errors we identified were as follows:

Improper Measurement Dates for Company-Wide Annual or Retention Stock Option Grants. We determined that, in connection with certain annual or retention stock option grants that we made to employees during our fiscal years 2000, 2001, 2002, 2003 and 2004, the final number of shares that an individual employee was entitled to receive was not determined and/or the proper approval of the related stock option grant had not been given until after the stated grant date. Therefore, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options.

Improper Measurement Dates for Stock Option Grants during Fiscal Years 2001 and 2002. In connection with stock option grants that we made to newly-hired employees (and, to a much lesser degree, retention grants to existing employees) during fiscal years 2001 and 2002, our practice was to grant stock options with an exercise price based upon the lowest closing price of our common stock in the last few days of the month of hire or the last few days of any subsequent month in the quarter of hire. The selection of the grant date of the related option grants would be made at the end of the fiscal quarter and was based on achieving the lowest exercise price for the affected employees. As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options.

Improper Measurement Dates for Stock Option Grants during Fiscal Year 2000. In connection with certain stock option grants to newly-hired employees (and, to a much lesser degree, retention grants to existing employees) during a portion of fiscal year 2000, our practice was to delay the selection of the related grant dates until the end of a two-month period in the fiscal quarter during which the employees who received the grants began their employment with NVIDIA. As a result of this practice, the exercise price of the related option grants was not determined until subsequent to the stated grant date. We also determined that, during fiscal year 2000, we generally set the grant date and exercise price of employee option grants for new hires and promotions at the lowest price of the last few business days of the month of their hire or promotion (or of the following month in certain two-month periods that were chosen for an indeterminate reason). As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. In addition, we also determined that the exercise price or the number of options to be granted had not been determined, or the proper approval had not been given, for various other miscellaneous option grants during fiscal year 2000 until after the stated grant date - resulting in new measurement dates for accounting purposes for the related options.

Other Issues Identified. We also identified instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued. For example, two grants were made to officers of NVIDIA by the chief executive officer under delegated authority; however, under the terms of the applicable plan, the option grant should have been made by our Board or the Compensation Committee. There were also instances where (1) option grants were made to a small group of employees who joined NVIDIA pursuant to a business combination, and to a few other employees in certain instances, with stated exercise prices below the fair market value of our common stock on the actual measurement date of the related grants; and (2) option grants were made to a few individuals who were contractors rather than employees, without recording the appropriate accounting charges. The accounting impact of these items was cumulatively less than $6.0 million. In addition, the Audit Committee did not find any evidence that these violations were committed for improper purposes.

The Audit Committee carefully considered the involvement of current members of management in the option grant process and concluded that the evidence did not give rise to any concern about the integrity of any current officer or director of NVIDIA. The Audit Committee also found that the accounting errors and improper practices brought to light during their review were not motivated by any intent to mislead investors, improve NVIDIA’s reported financial results, or obtain any personal benefit. Based on its findings, the Audit Committee was unable to reach any conclusion regarding the integrity of former officers and employees.

As a result of the errors we identified, we have restated our historical financial statements from our fiscal year 2000 through our fiscal year 2006 to record $127.4 million of charges related to stock-based compensation and associated payroll tax expense, net of related income tax effects. These errors resulted in after-tax charges of $1.4 million, $11.7 million and $25.8 million for our fiscal years 2006, 2005 and 2004, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior to our fiscal year ended January 25, 2004 was $88.4 million. These additional stock-based compensation expense charges were non-cash and had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

For all periods through the end of our fiscal year 2006, we have recorded aggregate non-cash stock-based compensation charges of $190.2 million, associated payroll tax charges of $9.4 million and a related income tax benefit of $72.2 million.

We recorded an income tax benefit of $2.0 million, $6.7 million, and $14.6 million for our fiscal years 2006, 2005 and 2004, respectively. The cumulative income tax benefit for periods prior to our fiscal year 2004 was $48.9 million. The income tax benefit differs from the expected statutory federal tax benefit principally as a result of state income tax benefits and federal and state research and experimental tax credits not previously benefited on stock-based compensation charges. Additionally, in our fiscal year 2004, we released a valuation allowance of $3.2 million recognized in prior periods on the incremental stock-based compensation expense. Prior to our fiscal year 2004, it was not more likely than not that we would realize the benefits of the future deductible amounts related to stock-based compensation expense. In our fiscal year 2004, the realization of these amounts became more likely than not due to settlement of certain tax contingencies related to stock-based compensation expense.

As part of this restatement, we also accrued liabilities and recorded charges to operating costs and expenses for certain payroll tax contingencies related to the incremental stock-based compensation expense in the amount of $18.8 million for all annual periods from our fiscal year 2000 through our fiscal year 2006. We recorded such charges in the amount of $3.1 million, $1.3 million, and $1.6 million for our fiscal years 2006, 2005 and 2004, respectively. Upon expiration of the related statute of limitations, we also recorded benefits from the reversal of previously-recorded payroll tax liabilities of $6.6 million and $2.8 million in our fiscal years 2006 and 2005, respectively. As a result, the net benefit to our statements of income was $3.5 million and $1.5 million for our fiscal years 2006 and 2005, respectively. The cumulative payroll tax expense for periods prior to our fiscal year 2004 was $12.8 million. For those stock option grants that we determined to have incorrect measurement dates for accounting purposes and that we had originally issued as incentive stock options, or ISOs, we recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the Internal Revenue Code, or IRC, and the regulations thereunder. These liabilities were recorded with a charge to operating costs and expenses.

We also considered the application of Section 409A of the IRC to certain stock option grants where, under APB 25, intrinsic value existed at the time of grant. In the event such stock options grants are not respected as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, we are considering potential remedial actions that may be available. We do not expect to incur a material charge as a result of any such potential remedial actions.

As a result of the findings of the Audit Committee, we concluded that we needed to amend our Original Filing to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures.

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for each of the three years ended January 29, 2006, January 30, 2005, and January 25, 2004.

	Year Ended
	January 29, 2006			January 30, 2005			January 25, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenue	$2,375,687	$—	$2,375,687	$2,010,033	$—	$2,010,033	$1,822,945	$—	$1,822,945
Cost of revenue	1,464,892	762	1,465,654	1,360,547	1,931	1,362,478	1,294,067	3,617	1,297,684

Gross profit	910,795	(762)	910,033	649,486	(1,931)	647,555	528,878	(3,617)	525,261
Operating expenses:
Research and development	352,099	5,024	357,123	335,104	13,116	348,220	269,972	22,190	292,162
Sales, general and administrative	204,441	(2,353)	202,088	200,789	3,370	204,159	165,249	14,562	179,811
In-process research and development	—	—	—	—	—	—	3,500	—	3,500
Settlement costs	14,158	—	14,158	—	—	—	—	—	—

Total operating expenses	570,698	2,671	573,369	535,893	16,486	552,379	438,721	36,752	475,473

Income from operations	340,097	(3,433)	336,664	113,593	(18,417)	95,176	90,157	(40,369)	49,788

Interest income	20,698	—	20,698	11,422	—	11,422	18,561	—	18,561
Interest expense	(72)	—	(72)	(164)	—	(164)	(12,010)	—	(12,010)
Other income (expense), net	(502)	—	(502)	594	—	594	3,033	—	3,033
Convertible debenture redemption expense	—	—	—	—	—	—	(13,068)	—	(13,068)

Income before income tax expense (benefit)	360,221	(3,433)	356,788	125,445	(18,417)	107,028	86,673	(40,369)	46,304
Income tax expense (benefit)	57,635	(2,023)	55,612	25,089	(6,676)	18,413	12,254	(14,580)	(2,326)

Net income	$302,586	$(1,410)	$301,176	$100,356	$(11,741)	$88,615	$74,419	$(25,789)	$48,630

Basic net income per share	$1.78	$(0.01)	$1.77	$0.60	$(0.07)	$0.53	$0.46	$(0.16)	$0.30

Diluted net income per share	$1.65	$—	$1.65	$0.57	$(0.07)	$0.50	$0.43	$(0.15)	$0.28

Shares used in basic per share computation	169,690	—	169,690	166,062	—	166,062	160,924	—	160,924
Shares used in diluted per share computation	182,951	(99)	182,852	176,558	(746)	175,812	172,707	(653)	172,054

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheets as of January 29, 2006 and January 30, 2005.

	January 29, 2006			January 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$551,756	$—	$551,756	$208,512	$—	$208,512
Marketable securities	398,418	—	398,418	461,533	—	461,533
Accounts receivable, less allowances of $10,837 and $13,153 in 2006 and 2005, respectively	318,186	—	318,186	296,279	—	296,279
Inventories	254,792	78	254,870	315,518	268	315,786
Prepaid expenses and other current assets	24,387	—	24,387	19,819	—	19,819
Deferred income taxes	1,393	1,289	2,682	3,265	1,712	4,977

Total current assets	1,548,932	1,367	1,550,299	1,304,926	1,980	1,306,906
Property and equipment, net	178,152	—	178,152	178,955	—	178,955
Deposits and other assets	27,477	—	27,477	9,034	—	9,034
Goodwill	145,317	—	145,317	108,107	—	108,107
Intangible assets, net	15,421	—	15,421	27,514	—	27,514
Deferred income taxes, non-current	—	38,021	38,021	—	33,035	33,035

	$1,915,299	$39,388	$1,954,687	$1,628,536	$35,015	$1,663,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,395	$—	$179,395	$238,223	$—	$238,223
Accrued liabilities	259,264	—	259,264	182,077	—	182,077
Current portion of capital lease obligations	—	—	—	856	—	856

Total current liabilities	438,659	—	438,659	421,156	—	421,156

Deferred income tax liabilities	8,260	(8,260)	—	20,754	(20,754)	—
Other long-term liabilities	10,624	9,412	20,036	8,358	12,946	21,304
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized; 179,963,979 shares issued and 171,477,456 outstanding in 2006; and 169,173,898 shares issued and 167,089,545 outstanding in 2005	180	—	180	169	—	169
Additional paid-in capital	798,251	167,533	965,784	636,618	179,433	816,051
Deferred compensation	(1,676)	(1,928)	(3,604)	(2,926)	(10,651)	(13,577)
Treasury stock	(212,142)	—	(212,142)	(24,644)	—	(24,644)
Accumulated other comprehensive loss, net	(1,957)	—	(1,957)	(3,463)	—	(3,463)
Retained earnings	875,100	(127,369)	747,731	572,514	(125,959)	446,555

Total stockholders' equity	1,457,756	38,236	1,495,992	1,178,268	42,823	1,221,091

	$1,915,299	$39,388	$1,954,687	$1,628,536	$35,015	$1,663,551

The additional non-cash charges for stock-based compensation expense and related tax effects had no impact on net cash flows from operations, investing activities, and financing activities reported in our consolidated statements of cash flows. In addition, the consolidated statements of stockholders’ equity have been restated to reflect the impact of the restatement adjustments on the consolidated stockholders’ equity amounts.

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

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. Beginning in fiscal 2005, we implemented profit improvement initiatives across our company which were designed to improve business and operational processes. During the fourth quarter of fiscal 2006, our gross margin was 40.2%, which represents an increase of over 600 basis points from our gross margin of 34.1% for the fourth quarter of fiscal 2005. Our gross margin was 38.3% for fiscal 2006, which represents an increase of over 600 basis points from our gross margin of 32.2% for fiscal 2005. We believe that we can continue to improve our gross margin during fiscal 2007.

Share-Based Payment

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our employee compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. As a result of adjustments arising from our restatement described in Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”, of the Notes to our Consolidated Financial Statements, our operating results contain recorded amounts of stock-based compensation expense. For our fiscal years 2000 through 2006, this stock-based compensation expense was calculated using primarily the intrinsic value-based method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments using the fair value of those awards. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for annual periods that begin after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, which includes interpretive guidance for the initial implementation of SFAS No. 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. We intend to adopt SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 30, 2006, the first day of our fiscal 2007. Expensing these incentives in future periods in accordance with SFAS 123(R) will materially and adversely affect our reported operating results as the stock-based compensation expense would be charged directly against our reported earnings. We anticipate that our stock-based compensation expense will be approximately $18 to $22 million for the first quarter of fiscal 2007 and we are unsure how the market will react to this adverse affect on our operating results, which could impact our stock price.

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

Listing on the NASDAQ Stock Market

On September 11, 2006, NVIDIA filed a Form 12b-25 with the Securities and Exchange Commission to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. On September 12, 2006 NVIDIA announced that we would request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, in response to the receipt of a NASDAQ Staff Determination letter on September 11, 2006 indicating that NVIDIA was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of NVIDIA’s Form 10-Q for the quarter ended July 30, 2006. Pending a decision by the Panel, NVIDIA shares will remain listed on the NASDAQ Global Select Market. On October 19, 2006, we appeared for an oral hearing before the Panel. The Panel confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. The Panel’s decision is still pending. There can be no assurances that the Panel will grant our request for continued listing; however, by filing all of our required periodic reports with the SEC, we believe that we will have remedied our non-compliance with Marketplace Rule 4310(c)(14).

Lawsuits related to our historical stock option granting practices

Since September 29, 2006, nine derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. All cases purport to be brought derivatively on behalf of NVIDIA against members of our board of directors and several of our current and former officers. The cases are not currently consolidated, although all allege in substantially similar fashion claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, constructive fraud, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Annual Report on Form 10-K/A, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

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

Inventories

Inventory cost is computed on an adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. As of January 29, 2006, our inventory reserve was $48.3 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 10.7% and 19.0% during fiscal 2005 and 2006. As of January 29, 2006, our inventory reserve represented 19.0% of our gross inventory balance. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

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

As of January 29, 2006, we had a valuation allowance of $233.0 million. Of the total valuation allowance, $178.3 million is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, if and when realized, will be accounted for as a credit to stockholders' equity. Of the remaining valuation allowance at January 29, 2006, $19.5 million relates to federal and state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of ownership changes; and $35.2 million relates to certain state deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to certain state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

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

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(As Restated)	(As Restated)	(As Restated)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	61.7	67.8	71.2

Gross profit	38.3	32.2	28.8
Operating expenses:
Research and development	15.0	17.3	16.0
Sales, general and administrative	8.5	10.2	9.9
In-process research and development	—	—	0.2
Settlement costs	0.6	—	—

Total operating expenses	24.1	27.5	26.1

Income from operations	14.2	4.7	2.7
Interest and other income, net	0.8	0.6	(0.2)

Income before income tax expense (benefit)	15.0	5.3	2.5
Income tax expense (benefit)	2.3	0.9	(0.2)

Net income	12.7%	4.4%	2.7%

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

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. Cost of revenue also includes development costs for license and service arrangements. Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin was 38.3%, 32.2% and 28.8% for fiscal 2006, 2005 and 2004. A discussion of our gross margin results for each of our operating segments is as follows:

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

Operating Expenses

Research and Development

	Year Ended		$ Change	% Change	Year Ended		$ Change	% Change
	Jan. 29, 2006	Jan. 30, 2005			Jan. 30, 2005	Jan. 25, 2004
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
	(in millions)
Research and Development:
Salaries and benefits	$206.0	$173.6	$32.4	19%	$173.6	$137.6	$36.0	26%
Computer software and lab equipment	46.4	41.1	5.3	13%	41.1	36.9	4.2	11%

New product development	28.6	29.0	(0.4)	(1)%	29.0	18.6	10.4	56%
Facility expense	32.0	31.4	0.6	2%	31.4	28.3	3.1	11%
Depreciation and amortization	58.2	56.1	2.1	4%	56.1	44.6	11.5	26%
License and development project costs	(28.9)	(2.0)	(26.9)	(1,345)%	(2.0)	—	(2.0)	—
Stock-based compensation	5.0	13.1	(8.1)	(62)%	13.1	22.2	(9.1)	(41)%
Other	9.8	5.9	3.9	66%	5.9	4.0	1.9	48%

Total	$357.1	$348.2	$8.9	3%	$348.2	$292.2	$56.0	19%

Research and development as a percentage of net revenue	15%	17%			17%	16%

Research and development expenses increased by $8.9 million, or 3%, from fiscal 2005 to fiscal 2006 primarily due to a $32.4 million increase in salaries and benefits related to 423 additional personnel and a $5.3 million increase in computer software and equipment primarily due to increased allocation of information technology expenses. Other expenses increased $3.9 million primarily due to travel and other employee related expenses associated with the expansion of our international sites. Depreciation and amortization increased $2.1 million due to increased purchases of hardware and software equipment and facilities increased $0.6 million due to increased facilities expense allocation, both of which were based on the growth in headcount. These increases were offset by a decrease in stock-based compensation expense of $8.1 million and an increase of $26.9 million in license and development project costs, primarily related to increased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. As a portion of our personnel who usually devote their time to research and development efforts have been focusing their efforts on these development projects, the costs associated with these individuals are not charged to research and development, but were charged to cost of revenue in our consolidated statements of income, or were capitalized on our consolidated balance sheets and will be recognized as cost of revenue, on a percentage of completion basis.

Research and development expenses increased by $56.0 million, or 19%, from fiscal 2004 to fiscal 2005 primarily due to a $36.0 million increase in salaries and benefits related to 174 additional personnel and a $10.4 million increase in new product development costs related to an overall increase in the number of product tape-outs and in prototype materials. Depreciation and amortization increased $11.5 million due to emulation hardware and software programs that were purchased during fiscal 2004, resulting in a full year of depreciation in fiscal 2005 compared to a partial year of depreciation in fiscal 2004. Computer software and equipment increased $4.2 million primarily due to increased allocation of information technology expenses and facilities increased $3.1 million due to increased facilities expense allocation, both of which were based on the growth in headcount. Other expenses increased $1.9 million primarily due to travel and other employee related expenses associated with the expansion of our international sites. These increases were offset by a decrease in stock-based compensation expense of $9.1 million and an increase of $2.0 million in license and development project costs related to our collaboration with SCE that are classified as cost of revenue in our consolidated statements of income, or were capitalized on our consolidated balance sheets and will be recognized on a percentage of completion basis. Our collaboration with SCE was not in effect during fiscal 2004.

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

Sales, General and Administrative

	Year Ended		$ Change	% Change	Year Ended		$ Change	% Change
	Jan. 29, 2006	Jan. 30, 2005			Jan. 30, 2005	Jan. 25, 2004
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
	(in millions)
Sales, General and Administrative:
Salaries and benefits	$108.5	$94.7	$13.8	15%	$94.7	$76.3	$18.4	24%

Advertising and promotions	49.4	66.6	(17.2)	(26)%	66.6	47.2	19.4	41%
Legal and accounting fees	18.7	12.6	6.1	48%	12.6	12.6	—	—
Facility expense	12.5	9.6	2.9	30%	9.6	8.3	1.3	16%

Depreciation and amortization	8.5	13.0	(4.5)	(35)%	13.0	14.6	(1.6)	(11)%
Stock-based compensation (1)	(2.4)	3.4	(5.8)	(171)%	3.4	14.6	(11.2)	(77)%
Other	6.9	4.3	2.6	60%	4.3	6.2	(1.9)	(31)%

Total	$202.1	$204.2	$(2.1)	(1)%	$204.2	$179.8	$24.4	14%

Sales, general and administrative as a percentage of net revenue	9%	10%			10%	10%

(1)	Stock-based compensation includes charges/credits relating to payroll taxes accrued for as part of the restatement. See Note 2 of the Notes to Consolidated Financial statements for further information.

Sales, general and administrative expenses decreased $2.1 million, or 1%, from fiscal 2005 to fiscal 2006 primarily due to a $13.8 million increase in salaries and benefits related to 122 additional personnel and a $6.1 million increase in legal expenses primarily due to certain insurance reimbursements that we received during fiscal 2005 that reduced this expense, and increased litigation activity during fiscal 2006 related to 3dfx Interactive, Inc., or 3dfx, and American Video Graphics, or AVG. In addition there were increases of $2.9 million in facility expense due primarily to the expansion of our international sites and $2.6 million in other general and administrative expenses, offset by a reduction in bad debt expense. These increases were offset by a $17.2 million decrease in advertising and promotion costs, primarily associated with a reduction in certain marketing programs, tradeshow expenses, new product launches and customer samples, other marketing costs, travel related and employee recruitment expenses. In addition, stock-based compensation expense decreased by $5.8 million and depreciation and amortization decreased by $4.5 million.

Sales, general and administrative expenses increased $24.4 million, or 14%, from fiscal 2004 to fiscal 2005 primarily due to an $18.4 million increase in salaries and benefits related to 88 additional personnel and a $19.4 million increase in advertising and promotion costs for tradeshows and new product launches and other marketing costs, including travel and customer samples. These increases were offset by a decrease of $11.2 million in stock based compensation and $1.9 million in other expenses during the period, including a reduction in bad debt expense.

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

Settlement Costs

Settlement costs were $14.2 million for fiscal 2006. The settlement costs are associated with two litigation matters, 3dfx and AVG. AVG is settled. The 3dfx matter is not finally settled and is subject to judicial review and the completion of appropriate procedures and documents. However, based on the potential settlement in this case, we have concluded that a loss is probable and that we can reasonably estimate the amount of loss. Please refer to Note 12 of the Notes to Consolidated Financial Statements for further information.

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

Income Taxes

We recognized income tax expense (benefit) of $55.6 million, $18.4 million, and $(2.3) million in fiscal 2006, 2005 and 2004, respectively. Income tax expense (benefit) as a percentage of income before taxes, or our annual effective tax rate, was 15.6% in fiscal 2006, 17.2% in fiscal 2005, and (5.0)% in fiscal 2004. In connection with the restatement described earlier in “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings,” we recorded an income tax benefit of $2.0 million, $6.7 million, and $14.6 million for our fiscal years 2006, 2005 and 2004, respectively.

The difference in the effective tax rates amongst the three years is primarily attributable to changes in our geographic mix of income subject to tax.

Please refer to Note 14 of the Notes to Consolidated Financial Statements for further information regarding the components of our income tax expense.

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

Operating activities generated cash of $446.4 million, $132.2 million, and $49.7 million during fiscal 2006, 2005, and 2004, respectively. The increase in cash flows from operating activities in fiscal 2006 when compared to fiscal 2005 was primarily related to the $212.6 million increase in net income and changes in operating assets and liabilities. On our consolidated balance sheet, accrued liabilities increased $77.2 million primarily due to the recording of income taxes payable for fiscal 2006, the increase in accruals related to customer programs and the recording of $30.6 million in relation to 3dfx, of which $25.0 million was recorded as an adjustment to goodwill. Accounts payable decreased $58.8 million and inventories decreased $60.9 million primarily as a result of significant reductions in older products, offset by an increase in new products. Accounts receivable increased $21.9 million primarily due to increased sales and improved linearity of sales, and cash collections during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005. The increase in cash flows from operating activities in fiscal 2005 when compared to fiscal 2004 was primarily related to the $40.0 million increase in net income and changes in operating assets and liabilities. On our consolidated balance sheet, accrued liabilities increased $37.3 million primarily due to an increase in rebates payable, which resulted from increased OEM business. Accounts payable increased $52.9 million primarily due to purchases from subcontract manufacturers for inventory. Offsetting these increases, our accounts receivable increased $99.6 million primarily due to increased sales during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

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

3dfx Asset Purchase

The 3dfx asset purchase closed on April 18, 2001. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors of 3dfx reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, which will be subject to the review and approval of the Bankruptcy Court, calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three months ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. Please refer to Note 12 of the Notes to Consolidated Financial Statements for further information regarding this litigation.

Contractual Obligations

The following summarizes our contractual obligations that are not on our balance sheet as of January 29, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$172,483	$29,557	$57,717	$55,606	$29,603
Purchase obligations (1)	401,571	401,571	—	—	—

Total contractual obligations	$574,054	$431,128	$57,717	$55,606	$29,603

(1)	Represents our inventory purchase commitments as of January 29, 2006.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Audit Committee Review into Past Option Grants and Practices and Restatement

In May 2006, following media reports of stock option accounting investigations at other companies, the management of NVIDIA decided to conduct a review of stock option grants made by NVIDIA. Management advised the Company’s Board of Directors of the review at a regularly-scheduled meeting of the Board of Directors on May 25, 2006. The Board of Directors directed management to report its findings to the Audit Committee. Management presented its findings to the Audit Committee in late June 2006. Following that presentation, the Audit Committee determined that it should perform its own independent review of stock option grants made by NVIDIA. The Audit Committee, with the assistance of outside legal counsel, began its review on approximately June 29, 2006.

The Audit Committee’s review was completed on November 13, 2006 when the Audit Committee reported its findings to the full Board of Directors. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. As part of its review, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use during our fiscal year 2000, 2001 and 2002, of certain date selection methods discussed below which resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the actual grant dates. We ceased using such practices beginning in our fiscal year 2003. The Audit Committee found that, beginning in our fiscal year 2003, we improved our stock option grant processes and have generally granted and priced our employee stock options in an objective and consistent manner since that time. However, for one Company-wide annual stock option grant we made in fiscal 2004, we did not finalize the number of options allocated to each employee as of the stated grant date in May 2003, which resulted in stock-based compensation charges due to the change in the measurement date to the date the grants were finalized. The Audit Committee’s review did not identify any additional stock-based compensation charges from measurement date issues subsequent to that fiscal year 2004 grant.

In accordance with APB 25, with respect to periods through January 29, 2006, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 30, 2006 (the beginning of our fiscal year 2007), we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), or SFAS No. 123(R), Share-Based Payment.

As a result of the measurement date errors identified from the Audit Committee’s review, through January 29, 2006, we recorded aggregate non-cash stock-based compensation charges of $127.4 million, net of related tax effects. These charges were based primarily on APB 25 (intrinsic value-based) charges and associated payroll taxes of $199.6 million on a pre-tax basis, which are being amortized over the vesting term of the stock options in accordance with Financial Accounting Standards Board Interpretation No. 28, or FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We have amortized a substantial portion of these charges to expense during our fiscal years 2000 to 2006. If an option is forfeited prior to vesting, we reverse both the charges amortized to expense in prior periods as well as any remaining unamortized deferred stock-based compensation associated with the forfeited options. Accordingly, our net stock-based compensation charges amortized to our statement of income are lower than the aggregate stock-based compensation charges based on APB 25 (intrinsic-value based). As of January 29, 2006, the remaining APB 25 (intrinsic value-based) unamortized deferred stock-based compensation related to the errors identified during the review was approximately $3.0 million.

The types of errors we identified were as follows:

Improper Measurement Dates for Company-Wide Annual or Retention Stock Option Grants. We determined that, in connection with certain annual or retention stock option grants that we made to employees during our fiscal years 2000, 2001, 2002, 2003 and 2004, the final number of shares that an individual employee was entitled to receive was not determined and/or the proper approval of the related stock option grant had not been given until after the stated grant date. Therefore, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options.

Improper Measurement Dates for Stock Option Grants during Fiscal Years 2001 and 2002. In connection with stock option grants that we made to newly-hired employees (and, to a much lesser degree, retention grants to existing employees) during fiscal years 2001 and 2002, our practice was to grant stock options with an exercise price based upon the lowest closing price of our common stock in the last few days of the month of hire or the last few days of any subsequent month in the quarter of hire. The selection of the grant date of the related option grants would be made at the end of the fiscal quarter and was based on achieving the lowest exercise price for the affected employees. As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options.

Improper Measurement Dates for Stock Option Grants during Fiscal Year 2000. In connection with certain stock option grants to newly-hired employees (and, to a much lesser degree, retention grants to existing employees) during a portion of fiscal year 2000, our practice was to delay the selection of the related grant dates until the end of a two-month period in the fiscal quarter during which the employees who received the grants began their employment with NVIDIA. As a result of this practice, the exercise price of the related option grants was not determined until subsequent to the stated grant date. We also determined that, during fiscal year 2000, we generally set the grant date and exercise price of employee option grants for new hires and promotions at the lowest price of the last few business days of the month of their hire or promotion (or of the following month in certain two-month periods that were chosen for an indeterminate reason). As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. In addition, we also determined that the exercise price or the number of options to be granted had not been determined, or the proper approval had not been given, for various other miscellaneous option grants during fiscal year 2000 until after the stated grant date - resulting in new measurement dates for accounting purposes for the related options.

Other Issues Identified. We also identified instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued. For example, two grants were made to officers of NVIDIA by the chief executive officer under delegated authority; however, under the terms of the applicable plan, the option grant should have been made by our Board or the Compensation Committee. There were also instances where (1) option grants were made to a small group of employees who joined NVIDIA pursuant to a business combination, and to a few other employees in certain instances, with stated exercise prices below the fair market value of our common stock on the actual measurement date of the related grants; and (2) option grants were made to a few individuals who were contractors rather than employees, without recording the appropriate accounting charges. The accounting impact of these items was cumulatively less than $6.0 million. In addition, the Audit Committee did not find any evidence that these violations were committed for improper purposes.

The Audit Committee carefully considered the involvement of current members of management in the option grant process and concluded that the evidence did not give rise to any concern about the integrity of any current officer or director of NVIDIA. The Audit Committee also found that the accounting errors and improper practices brought to light during their review were not motivated by any intent to mislead investors, improve NVIDIA’s reported financial results, or obtain any personal benefit. Based on its findings, the Audit Committee was unable to reach any conclusion regarding the integrity of former officers and employees.

As a result of the errors we identified, we have restated our historical financial statements from our fiscal year 2000 through our fiscal year 2006 to record $127.4 million of charges related to stock-based compensation and associated payroll tax expense, net of related income tax effects. These errors resulted in after-tax charges of $1.4 million, $11.7 million and $25.8 million for our fiscal years 2006, 2005 and 2004, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior to our fiscal year ended January 25, 2004 was $88.4 million. These additional stock-based compensation expense charges were non-cash and had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

For all periods through the end of our fiscal year 2006, we have recorded aggregate non-cash stock-based compensation charges of $190.2 million, associated payroll tax charges of $9.4 million and a related income tax benefit of $72.2 million.

We recorded an income tax benefit of $2.0 million, $6.7 million, and $14.6 million for our fiscal years 2006, 2005 and 2004, respectively. The cumulative income tax benefit for periods prior to our fiscal year 2004 was $48.9 million. The income tax benefit differs from the expected statutory federal tax benefit principally as a result of state income tax benefits and federal and state research and experimental tax credits not previously benefited on stock-based compensation charges. Additionally, in our fiscal year 2004, we released a valuation allowance of $3.2 million recognized in prior periods on the incremental stock-based compensation expense. Prior to our fiscal year 2004, it was not more likely than not that we would realize the benefits of the future deductible amounts related to stock-based compensation expense. In our fiscal year 2004, the realization of these amounts became more likely than not due to settlement of certain tax contingencies related to stock-based compensation expense.

As part of this restatement, we also accrued liabilities and recorded charges to operating costs and expenses for certain payroll tax contingencies related to the incremental stock-based compensation expense in the amount of $18.8 million for all annual periods from our fiscal year 2000 through our fiscal year 2006. We recorded such charges in the amount of $3.1 million, $1.3 million, and $1.6 million for our fiscal years 2006, 2005 and 2004, respectively. Upon expiration of the related statute of limitations, we also recorded benefits from the reversal of previously-recorded payroll tax liabilities of $6.6 million and $2.8 million in our fiscal years 2006 and 2005, respectively. As a result, the net benefit to our statements of income was $3.5 million and $1.5 million for our fiscal years 2006 and 2005, respectively. The cumulative payroll tax expense for periods prior to our fiscal year 2004 was $12.8 million. For those stock option grants that we determined to have incorrect measurement dates for accounting purposes and that we had originally issued as incentive stock options, or ISOs, we recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the Internal Revenue Code, or IRC, and the regulations thereunder. These liabilities were recorded with a charge to operating costs and expenses.

We also considered the application of Section 409A of the IRC to certain stock option grants where, under APB 25, intrinsic value existed at the time of grant. In the event such stock options grants are not respected as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, we are considering potential remedial actions that may be available. We do not expect to incur a material charge as a result of any such potential remedial actions.

As a result of the findings of the Audit Committee, we concluded that we needed to amend our Original Filing to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures.

Management’s Conclusion Regarding the Effectiveness of Internal Control over Stock Option Grant Practices

In assessing whether our disclosure controls and procedures and our internal control over financial reporting were effective as of January 29, 2006, management considered, among other things, the impact of the restatement of the financial statements for fiscal years 2004, 2005, and 2006, the nature of the restatement as disclosed in Note 2 of the Notes to Consolidated Financial Statements, and the effectiveness of internal control in this area as of January 29, 2006.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of January 29, 2006, management considered, among other things, the control deficiencies related to accounting for stock based compensation and the control environment. Management also considered the conclusions of the Audit Committee, following an extensive review of our past and current stock option grants and practices, that: (a) while NVIDIA used incorrect accounting measurement dates for certain stock option grants, as more fully discussed above, those errors were not a result of fraud; and (b) our option grant practices had improved significantly since May 2003. These control deficiencies resulted in the need to restate our previously-issued financial statements as disclosed in Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”, of the Notes to our Consolidated Financial Statements. Management has concluded that the control deficiencies that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of January 29, 2006 because management determined that as of January 29, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and, therefore, the likelihood of our financial statements being materially misstated is remote.

Specifically, during our fiscal years 2003 through 2006, NVIDIA implemented new policies and processes to provide greater internal controls over our stock option grant approvals, including:

•	enhanced processes surrounding Company-wide annual and semi-annual grants, especially pertaining to advanced planning, approval timelines, documentation, and communication;

•	improved procedures related to the administration of option grants related to newly-hired employees;

•	hiring of additional qualified personnel in the areas of financial accounting and reporting as well as legal;

•	documentation and testing of key controls in the area of stock administration, including controls based in processes driven by our human resource department;

•	review and approval by the Compensation Committee of our stock option grant guidelines and policies;

•	timely approval of stock option grants by the Compensation Committee;

•	enhanced focus on the establishment of guidelines in order to achieve a high level of objectivity in the determination of stock option grants made to all employees; and

•	increased review of our stock option grant plans and approval processes and documentation by our legal counsel

Management has concluded, therefore, that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of January 29, 2006.

Audit Committee’s Recommended Further Measures Regarding Stock Option Grants

The Audit Committee noted that management had significantly improved our stock option grant practices since May 2003. However, the Audit Committee recommended, and the Board of Directors approved, the following best practices, which we intend to adopt, for consideration in light of its review into our past stock option grant processes:

•	establish pre-determined grant dates for all stock option grants made by NVIDIA;

•	the Compensation Committee should establish stock option grant budgets and guidelines on no less than an annual basis, to be reviewed on a semi-annual basis;

•	the Compensation Committee should be provided with enhanced support to ensure that its monitoring of the compliance by the Company with the Compensation Committee’s guidelines, the applicable stock plan terms and conditions, and the related accounting for stock option grants;

•	our management should report quarterly to the Audit Committee regarding our stock option grant practices, including compliance with internal procedures, proper accounting principles, and applicable disclosure requirements;

•	we should improve documentation of option grant approvals and approved grants should be promptly entered into our financial records and stock option database; and

•	our stock administration personnel should continue to receive regular training.

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 29, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Annual Report on Form 10-K/A was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-K.

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

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K/A, which information is hereby incorporated by reference.

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

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Compensation-Equity Compensation Plan Information", and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information appearing in our 2006 Proxy Statement under the heading “Certain Transactions”, which information is hereby incorporated by reference.

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

As described in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2006 and fiscal 2005 consolidated financial statements.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 16, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the restatement discussed in Note 2, as to which the date is November 28, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NVIDIA Corporation:

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of NVIDIA Corporation and subsidiaries (the Company) for the year ended January 25, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended January 25, 2004 as listed in the index of Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NVIDIA Corporation and subsidiaries for the year ended January 25, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the accompanying consolidated financial statements, the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of NVIDIA Corporation and subsidiaries for the year ended January 25, 2004 have been restated.

/s/ KPMG LLP

Mountain View, California

February 12, 2004, except as to Note 2, which is as of November 28, 2006.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 29, 2006	January 30, 2005
	(As Restated)(1)	(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$551,756	$208,512
Marketable securities	398,418	461,533
Accounts receivable, less allowances of $10,837 and $13,153 in 2006 and 2005, respectively	318,186	296,279
Inventories	254,870	315,786
Prepaid expenses and other current assets	24,387	19,819
Deferred income taxes	2,682	4,977

Total current assets	1,550,299	1,306,906
Property and equipment, net	178,152	178,955
Deposits and other assets	27,477	9,034
Goodwill	145,317	108,107
Intangible assets, net	15,421	27,514
Deferred income taxes, non-current	38,021	33,035

	$1,954,687	$1,663,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,395	$238,223
Accrued liabilities	259,264	182,077
Current portion of capital lease obligations	—	856

Total current liabilities	438,659	421,156
Other long-term liabilities	20,036	21,304
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized; 179,963,979 shares issued and 171,477,456 outstanding in 2006; and 169,173,898 shares issued and 167,089,545 outstanding in 2005	180	169
Additional paid-in capital	965,784	816,051
Deferred compensation	(3,604)	(13,577)
Treasury stock	(212,142)	(24,644)
Accumulated other comprehensive loss, net	(1,957)	(3,463)
Retained earnings	747,731	446,555

Total stockholders' equity	1,495,992	1,221,091

	$1,954,687	$1,663,551

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”, of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended January 29, 2006	Year Ended January 30, 2005	Year Ended January 25, 2004
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Revenue	$2,375,687	$2,010,033	$1,822,945
Cost of revenue	1,465,654	1,362,478	1,297,684

Gross profit	910,033	647,555	525,261
Operating expenses:
Research and development	357,123	348,220	292,162
Sales, general and administrative	202,088	204,159	179,811
In-process research and development	—	—	3,500
Settlement costs	14,158	—	—

Total operating expenses	573,369	552,379	475,473

Income from operations	336,664	95,176	49,788

Interest income	20,698	11,422	18,561
Interest expense	(72)	(164)	(12,010)
Other income (expense), net	(502)	594	3,033
Convertible debenture redemption expense	—	—	(13,068)

Income before income tax expense (benefit)	356,788	107,028	46,304
Income tax expense (benefit)	55,612	18,413	(2,326)

Net income	$301,176	$88,615	$48,630

Basic net income per share	$1.77	$0.53	$0.30

Diluted net income per share	$1.65	$0.50	$0.28

Shares used in basic per share computation	169,690	166,062	160,924
Shares used in diluted per share computation	182,852	175,812	172,054

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”, of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital (As restated)(1)	Deferred Compensation (As restated)(1)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (As restated)(1)	Total Stockholders’ Equity (As restated)(1)	Total Comprehensive Income (As restated)(1)
	Shares	Amount
Balances, January 26, 2003	157,790,022	$158	$531,186	$(156)	$—	$3,760	$397,739	$932,687	$94,451
Cumulative effect of restatement (Note 2)	—	—	134,119	(17,444)	—	—	(88,429)	28,246	(88,429)
Issuance of common stock from stock plans	6,355,765	6	37,667	—	—	—	—	37,673
Tax benefit from stock plans	—	—	5,508	—	—	—	—	5,508
Deferred compensation	—	—	63,339	(63,183)	—	—	—	156
Reversal of deferred compensation	—	—	(1,833)	1,833	—	—	—	—
Amortization of deferred compensation	—	—	456	39,047	—	—	—	39,503
Unrealized loss, net of $1,940 tax effect	—	—	—	—	—	(383)	—	(383)	(383)
Reclassification adjustment for net gains included in net income, net of $632 tax effect	—	—	—	—	—	(2,527)	—	(2,527)	(2,527)
Net income	—	—	—	—	—	—	48,630	48,630	48,630

Balances, January 25, 2004	164,145,787	164	770,442	(39,903)	—	850	357,940	1,089,493	45,720
Issuance of common stock from stock plans	5,028,111	5	42,497	—	—	—	—	42,502
Stock repurchase	(2,084,353)	—	—	—	(24,644)	—	—	(24,644)
Tax benefit from stock plans	—	—	8,616	—	—	—	—	8,616
Reversal of deferred compensation	—	—	(5,359)	5,359	—	—	—	—
Amortization of deferred compensation	—	—	(145)	20,967	—	—	—	20,822
Unrealized loss, net of $1,470 tax effect	—	—	—	—	—	(4,468)	—	(4,468)	(4,468)
Reclassification adjustment for net losses included in net income, net of ($38) tax effect	—	—	—	—	—	155	—	155	155
Net income	—	—	—	—	—	—	88,615	88,615	88,615

Balances, January 30, 2005	167,089,545	169	816,051	(13,577)	(24,644)	(3,463)	446,555	1,221,091	84,302
Issuance of common stock from stock plans	10,831,746	11	127,486	—	—	—	—	127,497
Stock repurchase	(6,402,170)	—	—	—	(188,509)	—	—	(188,509)
Tax benefit from stock plans	—	—	24,868	—	—	—	—	24,868
Cancellation of shares	(41,665)	—	(520)	—	1,011	—	—	491
Reversal of deferred compensation	—	—	(2,101)	2,101	—	—	—	—
Amortization of deferred compensation	—	—	—	7,872	—	—	—	7,872
Unrealized loss, net of $845 tax effect	—	—	—	—	—	(120)	—	(120)	(120)
Reclassification adjustment for net losses included in net income, net of ($407) tax effect	—	—	—	—	—	1,626	—	1,626	1,626
Net income	—	—	—	—	—	—	301,176	301,176	301,176

Balances, January 29, 2006	171,477,456	$180	$965,784	$(3,604)	$(212,142)	$(1,957)	$747,731	$1,495,992	$302,682

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Cash flows from operating activities:
Net income	$301,176	$88,615	$48,630
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	—	3,500
Non-cash realized gain on investment exchange	(96)	(533)	—
Depreciation and amortization	97,977	102,597	81,944
Net loss on retirements of property and equipment	1,005	412	—
Write-off of convertible debenture issuance costs	—	—	5,485
Deferred income taxes	(2,691)	8,694	43,536
Stock-based compensation	7,872	20,822	39,503
Bad debt expense (benefit)	(492)	(844)	731
Tax benefit from employee stock plans	24,868	8,616	5,508
Changes in operating assets and liabilities:
Accounts receivable	(21,415)	(110,312)	(88,222)
Inventories	60,916	(80,906)	(85,131)
Prepaid expenses and other current assets	(4,568)	(5,569)	(2,698)
Deposits and other assets	(8,073)	(1,458)	(3,482)
Accounts payable	(58,828)	52,941	43,506
Accrued liabilities	48,757	49,125	(43,132)

Net cash provided by operating activities	446,408	132,200	49,678

Cash flows from investing activities:
Purchases of marketable securities	(338,058)	(313,760)	(734,642)
Sales and maturities of marketable securities	397,686	229,068	1,021,590
Acquisition of businesses	(12,131)	—	(71,303)
Purchases of property and equipment and intangible assets	(79,600)	(67,261)	(127,604)
Investments in non-affiliates	(9,684)	—	—

Net cash provided by (used in) investing activities	(41,787)	(151,953)	88,041

Cash flows from financing activities:
Redemption of convertible debenture	—	—	(300,000)
Common stock issued under employee stock plans	127,497	42,502	37,757
Stock repurchase	(188,509)	(24,644)	—
Principal payments on capital leases	(856)	(4,015)	(8,048)
Retirement of common stock	491	—	—

Net cash provided by (used in) financing activities	(61,377)	13,843	(270,291)

Change in cash and cash equivalents	343,244	(5,910)	(132,572)
Cash and cash equivalents at beginning of period	208,512	214,422	346,994

Cash and cash equivalents at end of period	$551,756	$208,512	$214,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$163	$15,167

Cash paid (refund) for income taxes, net	$3,368	$763	$(211)

NVIDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(In thousands)

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Other non-cash activities:
Acquisition of business - goodwill adjustment	$25,765	$1,091	$—

Assets recorded under capital lease arrangements	$—	$—	$2,528

Application of customer advance to accounts receivable	$—	$11,508	$46,866

Marketable security received from investment exchange	$96	$688	$—

Asset retirement obligation	$1,835	$4,483	$—

Unrealized gains/losses from marketable securities	$1,068	$5,745	$4,850

Deferred stock-based compensation	$(2,101)	$(5,359)	$61,506

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”, of the Notes to Consolidated Financial Statements.

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

We use the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based employee compensation plans. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. We recognize compensation cost for awards in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” which generally accelerates the compensation expense as compared to the straight-line method. Compensation cost for our stock-based compensation plans as determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, would have decreased net income in the periods presented to the pro forma amounts indicated below:

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share data)
Net income, as reported	$301,176	$88,615	$48,630
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,644	17,241	25,158
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(90,405)	(108,430)	(71,419)

Pro forma net income (loss)	$217,415	$(2,574)	$2,369

Basic net income per share - as reported	$1.77	$0.53	$0.30
Basic net income (loss) per share - pro forma	$1.28	$(0.02)	$0.01
Diluted net income per share - as reported	$1.65	$0.50	$0.28
Diluted net income (loss) per share - pro forma	$1.19	$(0.02)	$0.01

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

For the purpose of the pro forma calculation, the fair value of stock options granted under our stock option plans and the fair value of shares issued under our employee stock purchase plan have been estimated with the following assumptions:

	Stock Options
	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	3.6 - 5.1	4.0	4.0
Risk free interest rate	4.0% - 4.4%	3.0%	2.4%
Volatility	34% - 48%	75% - 80%	80%
Dividend yield	—	—	—

	Employee Stock Purchase Plan
	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(Using the Black-Scholes model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0	0.5 -1.0
Risk free interest rate	0.9% - 3.7%	1.1% - 2.1%	1.6% - 2.4%
Volatility	30% - 45%	80%	88%
Dividend yield	—	—	—

For the purpose of the pro forma calculation, the weighted average per share fair value of options granted during fiscal 2006, 2005 and 2004 was approximately $10.87, $14.10, and $13.11, respectively. For the purpose of the pro forma calculation, the weighted average fair value of shares purchased under the employee stock purchase plan during fiscal 2006, 2005 and 2004 was approximately $3.44, $5.28, and $3.76, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share data)
Numerator:
Net income	$301,176	$88,615	$48,630
Denominator:
Denominator for basic net income per share, weighted average shares	169,690	166,062	160,924
Effect of dilutive securities:
Stock options outstanding	13,162	9,750	11,130

Denominator for diluted net income per share, weighted average shares	182,852	175,812	172,054

Net income per share:
Basic net income per share	$1.77	$0.53	$0.30
Diluted net income per share	$1.65	$0.50	$0.28

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

Note 2 - Restatement of Consolidated Financial Statements, Audit Committee and Company Findings

In May 2006, following media reports of stock option accounting investigations at other companies, the management of NVIDIA decided to conduct a review of stock option grants made by NVIDIA. Management advised our Board of Directors of the review at a regularly-scheduled meeting of the Board of Directors on May 25, 2006. The Board of Directors directed management to report its findings to the Audit Committee. Management presented its findings to the Audit Committee in late June 2006. Following that presentation, the Audit Committee determined that it should perform its own independent review of stock option grants made by NVIDIA. The Audit Committee, with the assistance of outside legal counsel, began its review on approximately June 29, 2006.

The Audit Committee’s review was completed on November 13, 2006 when the Audit Committee reported its findings to the full Board of Directors. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. As part of its review, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use during our fiscal years 2000, 2001 and 2002, of certain date selection methods discussed below which resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the actual grant dates. We ceased using such practices beginning in our fiscal year 2003. The Audit Committee found that, beginning in our fiscal year 2003, we improved our stock option grant processes and have generally granted and priced our employee stock options in an objective and consistent manner since that time. However, for one Company-wide annual stock option grant we made in fiscal 2004, we did not finalize the number of options allocated to each employee as of the stated grant date in May 2003, which resulted in stock-based compensation charges due to the change in the measurement date to the date the grants were finalized. The Audit Committee’s review did not identify any additional stock-based compensation charges from measurement date issues subsequent to that fiscal 2004 grant.

In accordance with APB 25, with respect to periods through January 29, 2006, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 30, 2006 (the beginning of our fiscal year 2007), we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), or SFAS No. 123(R), Share-Based Payment.

As a result of the measurement date errors identified from the Audit Committee’s review, through January 29, 2006, we recorded aggregate non-cash stock-based compensation charges of $127.4 million, net of related tax effects. These charges were based primarily on APB 25 (intrinsic value-based) charges and associated payroll taxes of $199.6 million on a pre-tax basis, which are being amortized over the vesting term of the stock options in accordance with Financial Accounting Standards Board Interpretation No. 28, or FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We have amortized a substantial portion of these charges to expense during our fiscal years 2000 to 2006. If an option is forfeited prior to vesting, we reverse both the charges amortized to expense in prior periods as well as any remaining unamortized deferred stock-based compensation associated with the forfeited options. Accordingly, our net stock-based compensation charges amortized to our statement of income are lower than the aggregate stock-based compensation charges based on APB 25 (intrinsic-value based). As of January 29, 2006, the remaining APB 25 (intrinsic value-based) unamortized deferred stock-based compensation related to the errors identified during the review was approximately $3.0 million.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of errors we identified were as follows:

Improper Measurement Dates for Company-Wide Annual or Retention Stock Option Grants. We determined that, in connection with certain annual or retention stock option grants that we made to employees during our fiscal years 2000, 2001, 2002, 2003 and 2004, the final number of shares that an individual employee was entitled to receive was not determined and/or the proper approval of the related stock option grant had not been given until after the stated grant date. Therefore, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options.

Improper Measurement Dates for Stock Option Grants during Fiscal Years 2001 and 2002. In connection with stock option grants that we made to newly-hired employees (and, to a much lesser degree, retention grants to existing employees) during fiscal years 2001 and 2002, our practice was to grant stock options with an exercise price based upon the lowest closing price of our common stock in the last few days of the month of hire or the last few days of any subsequent month in the quarter of hire. The selection of the grant date of the related option grants would be made at the end of the fiscal quarter and was based on achieving the lowest exercise price for the affected employees. As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options.

Improper Measurement Dates for Stock Option Grants during Fiscal Year 2000. In connection with certain stock option grants to newly-hired employees (and, to a much lesser degree, retention grants to existing employees) during a portion of fiscal year 2000, our practice was to delay the selection of the related grant dates until the end of a two-month period in the fiscal quarter during which the employees who received the grants began their employment with NVIDIA. As a result of this practice, the exercise price of the related option grants was not determined until subsequent to the stated grant date. We also determined that, during fiscal year 2000, we generally set the grant date and exercise price of employee option grants for new hires and promotions at the lowest price of the last few business days of the month of their hire or promotion (or of the following month in certain two-month periods that were chosen for an indeterminate reason). As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. In addition, we also determined that the exercise price or the number of options to be granted had not been determined, or the proper approval had not been given, for various other miscellaneous option grants during fiscal year 2000 until after the stated grant date - resulting in new measurement dates for accounting purposes for the related options.

Other Issues Identified. We also identified instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued. For example, two grants were made to officers of NVIDIA by the chief executive officer under delegated authority; however, under the terms of the applicable plan, the option grant should have been made by our Board or the Compensation Committee. There were also instances where (1) option grants were made to a small group of employees who joined NVIDIA pursuant to a business combination, and to a few other employees in certain instances, with stated exercise prices below the fair market value of our common stock on the actual measurement date of the related grants; and (2) option grants were made to a few individuals who were contractors rather than employees, without recording the appropriate accounting charges. The accounting impact of these items was cumulatively less than $6.0 million. In addition, the Audit Committee did not find any evidence that these violations were committed for improper purposes.

The Audit Committee carefully considered the involvement of current members of management in the option grant process and concluded that the evidence did not give rise to any concern about the integrity of any current officer or director of NVIDIA. The Audit Committee also found that the accounting errors and improper practices brought to light during their review were not motivated by any intent to mislead investors, improve NVIDIA’s reported financial results, or obtain any personal benefit. Based on its findings, the Audit Committee was unable to reach any conclusion regarding the integrity of former officers and employees.

As a result of the errors we identified, we have restated our historical financial statements from our fiscal year 2000 through our fiscal year 2006 to record $127.4 million of charges related to stock-based compensation and associated payroll tax expense, net of related income tax effects. These errors resulted in after-tax charges of $1.4 million, $11.7 million and $25.8 million for our fiscal years 2006, 2005 and 2004, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior to our fiscal year ended January 25, 2004 was $88.4 million. These additional stock-based compensation expense charges were non-cash and had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

For all periods through the end of our fiscal year 2006, we have recorded aggregate non-cash stock-based compensation charges of $190.2 million, associated payroll tax charges of $9.4 million and a related income tax benefit of $72.2 million.

We recorded an income tax benefit of $2.0 million, $6.7 million, and $14.6 million for our fiscal years 2006, 2005 and 2004, respectively. The cumulative income tax benefit for periods prior to our fiscal year 2004 was $48.9 million. The income tax benefit differs from the expected statutory federal tax benefit principally as a result of state income tax benefits and federal and state research and experimental tax credits not previously benefited on stock-based compensation charges. Additionally, in our fiscal year 2004, we released a valuation allowance of $3.2 million recognized in prior periods on the incremental stock-based compensation expense. Prior to our fiscal year 2004, it was not more likely than not that we would realize the benefits of the future deductible amounts related to stock-based compensation expense. In our fiscal year 2004, the realization of these amounts became more likely than not due to settlement of certain tax contingencies related to stock-based compensation expense.

As part of this restatement, we also accrued liabilities and recorded charges to operating costs and expenses for certain payroll tax contingencies related to the incremental stock-based compensation expense in the amount of $18.8 million for all annual periods from our fiscal year 2000 through our fiscal year 2006. We recorded such charges in the amount of $3.1 million, $1.3 million, and $1.6 million for our fiscal years 2006, 2005 and 2004, respectively. Upon expiration of the related statute of limitations, we also recorded benefits from the reversal of previously-recorded payroll tax liabilities of $6.6 million and $2.8 million in our fiscal years 2006 and 2005, respectively. As a result, the net benefit to our statements of income was $3.5 million and $1.5 million for our fiscal years 2006 and 2005, respectively. The cumulative payroll tax expense for periods prior to our fiscal year 2004 was $12.8 million. For those stock option grants that we determined to have incorrect measurement dates for accounting purposes and that we had originally issued as incentive stock options, or ISOs, we recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the Internal Revenue Code, or IRC, and the regulations thereunder. These liabilities were recorded with a charge to operating costs and expenses.

We also considered the application of Section 409A of the IRC to certain stock option grants where, under APB 25, intrinsic value existed at the time of grant. In the event such stock options grants are not respected as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, we are considering potential remedial actions that may be available. We do not expect to incur a material charge as a result of any such potential remedial actions.

As a result of the findings of the Audit Committee, we concluded that we needed to amend our original filing on Form 10-K to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for each of the three years ended January 29, 2006, January 30, 2005, and January 25, 2004.

	Year Ended
	January 29, 2006			January 30, 2005			January 25, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenue	$2,375,687	$—	$2,375,687	$2,010,033	$—	$2,010,033	$1,822,945	$—	$1,822,945
Cost of revenue	1,464,892	762	1,465,654	1,360,547	1,931	1,362,478	1,294,067	3,617	1,297,684

Gross profit	910,795	(762)	910,033	649,486	(1,931)	647,555	528,878	(3,617)	525,261
Operating expenses:
Research and development	352,099	5,024	357,123	335,104	13,116	348,220	269,972	22,190	292,162
Sales, general and administrative	204,441	(2,353)	202,088	200,789	3,370	204,159	165,249	14,562	179,811
In-process research and development	—	—	—	—	—	—	3,500	—	3,500
Settlement costs	14,158	—	14,158	—	—	—	—	—	—

Total operating expenses	570,698	2,671	573,369	535,893	16,486	552,379	438,721	36,752	475,473

Income from operations	340,097	(3,433)	336,664	113,593	(18,417)	95,176	90,157	(40,369)	49,788

Interest income	20,698	—	20,698	11,422	—	11,422	18,561	—	18,561
Interest expense	(72)	—	(72)	(164)	—	(164)	(12,010)	—	(12,010)
Other income (expense), net	(502)	—	(502)	594	—	594	3,033	—	3,033
Convertible debenture redemption expense	—	—	—	—	—	—	(13,068)	—	(13,068)

Income before income tax expense (benefit)	360,221	(3,433)	356,788	125,445	(18,417)	107,028	86,673	(40,369)	46,304
Income tax expense (benefit)	57,635	(2,023)	55,612	25,089	(6,676)	18,413	12,254	(14,580)	(2,326)

Net income	$302,586	$(1,410)	$301,176	$100,356	$(11,741)	$88,615	$74,419	$(25,789)	$48,630

Basic net income per share	$1.78	$(0.01)	$1.77	$0.60	$(0.07)	$0.53	$0.46	$(0.16)	$0.30

Diluted net income per share	$1.65	$—	$1.65	$0.57	$(0.07)	$0.50	$0.43	$(0.15)	$0.28

Shares used in basic per share computation	169,690	—	169,690	166,062	—	166,062	160,924	—	160,924
Shares used in diluted per share computation	182,951	(99)	182,852	176,558	(746)	175,812	172,707	(653)	172,054

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheets as of January 29, 2006 and January 30, 2005.

	January 29, 2006			January 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$551,756	$—	$551,756	$208,512	$—	$208,512
Marketable securities	398,418	—	398,418	461,533	—	461,533
Accounts receivable, less allowances of $10,837 and $13,153 in 2006 and 2005, respectively	318,186	—	318,186	296,279	—	296,279
Inventories	254,792	78	254,870	315,518	268	315,786
Prepaid expenses and other current assets	24,387	—	24,387	19,819	—	19,819
Deferred income taxes	1,393	1,289	2,682	3,265	1,712	4,977

Total current assets	1,548,932	1,367	1,550,299	1,304,926	1,980	1,306,906
Property and equipment, net	178,152	—	178,152	178,955	—	178,955
Deposits and other assets	27,477	—	27,477	9,034	—	9,034
Goodwill	145,317	—	145,317	108,107	—	108,107
Intangible assets, net	15,421	—	15,421	27,514	—	27,514
Deferred income taxes, non-current	—	38,021	38,021	—	33,035	33,035

	$1,915,299	$39,388	$1,954,687	$1,628,536	$35,015	$1,663,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,395	$—	$179,395	$238,223	$—	$238,223
Accrued liabilities	259,264	—	259,264	182,077	—	182,077
Current portion of capital lease obligations	—	—	—	856	—	856

Total current liabilities	438,659	—	438,659	421,156	—	421,156

Deferred income tax liabilities	8,260	(8,260)	—	20,754	(20,754)	—
Other long-term liabilities	10,624	9,412	20,036	8,358	12,946	21,304
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized; 179,963,979 shares issued and 171,477,456 outstanding in 2006; and 169,173,898 shares issued and 167,089,545 outstanding in 2005	180	—	180	169	—	169
Additional paid-in capital	798,251	167,533	965,784	636,618	179,433	816,051
Deferred compensation	(1,676)	(1,928)	(3,604)	(2,926)	(10,651)	(13,577)
Treasury stock	(212,142)	—	(212,142)	(24,644)	—	(24,644)
Accumulated other comprehensive loss, net	(1,957)	—	(1,957)	(3,463)	—	(3,463)
Retained earnings	875,100	(127,369)	747,731	572,514	(125,959)	446,555

Total stockholders' equity	1,457,756	38,236	1,495,992	1,178,268	42,823	1,221,091

	$1,915,299	$39,388	$1,954,687	$1,628,536	$35,015	$1,663,551

The additional non-cash charges for stock-based compensation expense and related tax effects had no impact on net cash flows from operations, investing activities, and financing activities reported in our consolidated statements of cash flows. In addition, the consolidated statements of stockholders’ equity have been restated to reflect the impact of the restatement adjustments on the consolidated stockholders’ equity amounts.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 - Acquisition of MediaQ, Inc.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4 - 3dfx

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

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	—

Total	$99,161

The final allocation of the purchase price of the 3dfx assets is contingent upon the amount of and circumstances surrounding additional consideration, if any, that we may pay related to the 3dfx asset purchase.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Goodwill

The carrying amount of goodwill is as follows:

	January 29, 2006	January 30, 2005	January 25, 2004
	(In thousands)
3dfx	$75,326	$50,326	$50,326
MediaQ	52,913	52,913	53,695
Other	17,078	4,868	4,888

Total goodwill	$145,317	$108,107	$108,909

During the fourth quarter of fiscal 2006, we recorded $12.2 million as goodwill for the acquisition of a small international company. The acquisition was accounted for under the purchase method of accounting and closed on December 30, 2005. During the third quarter of fiscal 2006, we recorded $25.0 million as goodwill related to the purchase of certain assets of 3dfx. Please refer to Note 4 of the Notes to Consolidated Financial Statements for further information. In fiscal 2005, the amount allocated to MediaQ goodwill was adjusted to $52,913 as a result of additional information that became available. This information was primarily related to liabilities that were less than originally estimated at the time of acquisition.

During fiscal 2005, in conjunction with the reorganization of our business reporting units, we reassigned goodwill to our reporting units using a relative fair value allocation approach. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The amount of goodwill allocated to our GPU, MCP, Handheld GPU, Consumer Electronics, and All Other segments as of January 29, 2006, was $99.3 million, $15.1 million, $12.7 million, $11.9 million, and $6.3 million, respectively. Please refer to Note 16 of the Notes to Consolidated Financial Statements for further segment information.

Note 6 - Amortizable Intangible Assets

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

Note 7 - Marketable Securities

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

The following is a summary of cash equivalents and marketable securities at January 29, 2006 and January 30, 2005:

	January 29, 2006
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
	(In thousands)
Asset-backed securities	$224,649	$1	$(983)	$223,667
Commercial paper	138,091	13	(7)	138,097
Obligations of the United States government & its agencies	72,753	8	(834)	71,927
United States corporate notes, bonds and obligations	179,930	5	(1,467)	178,468
Money market	256,593	—	—	256,593

Total	$872,016	$27	$(3,291)	$868,752

Classified as:
Cash equivalents				$470,334
Marketable securities				398,418

Total				$868,752

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	January 30, 2005
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
	(In thousands)
Publicly traded equity securities	$687	$220	$—	$907
Asset-backed securities	177,771	1	(1,786)	175,986
Commercial paper	7,854	—	—	7,854
Obligations of the United States government & its agencies	104,768	—	(895)	103,873
United States corporate notes, bonds and obligations	182,688	6	(1,874)	180,820
Money market	164,377	—	—	164,377

Total	$638,145	$227	$(4,555)	$633,817

Classified as:
Cash equivalents				$172,284
Marketable securities				461,533

Total				$633,817

The following table provides the breakdown of the investments with unrealized losses at January 29, 2006:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset-backed securities	$78,286	$(334)	$48,293	$(649)	$126,579	$(983)
Commercial paper	19,600	(7)	—	—	19,600	(7)
Obligations of the United States government & its agencies	39,032	(434)	22,851	(400)	61,883	(834)
United States corporate notes, bonds and obligations	139,842	(485)	64,593	(982)	204,435	(1,467)
Money market	—	—	—	—	—	—

Total	$276,760	$(1,260)	$135,737	$(2,031)	$412,497	$(3,291)

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

All of our marketable securities are debt instruments with the exception of $0.9 million of publicly traded equity securities at January 30, 2005.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	January 29, 2006		January 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$491,259	$491,246	$198,242	$197,844
Due in 1 - 5 years	364,065	361,047	416,085	412,141
Due in 6-7 years	16,692	16,459	23,132	22,925

Total	$872,016	$868,752	$637,459	$632,910

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 29, 2006	January 30, 2005
	(As Restated)	(As Restated)
	(In thousands)
Inventories:
Raw materials	$25,743	$23,225
Work in-process	107,847	130,211
Finished goods	121,280	162,350

Total inventories	$254,870	$315,786

The significant decrease in work-in-process and finished goods was the result of significant reductions in older products, offset by an increase in new products.

	January 29, 2006	January 30, 2005
	(In thousands)
Deposits and other assets:
Investments in non-affiliates	$11,684	$2,000
Long-term prepayments	7,504	2,594
Other	8,289	4,440

Total deposits and other assets	$27,477	$9,034

The $9.7 million increase in investments in non-affiliates is related to cost method investments in two private companies.

	January 29, 2006	January 30, 2005	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Software	$153,618	$125,310	3 - 5
Test equipment	88,468	86,883	3
Computer equipment	106,061	82,428	3
Leasehold improvements	88,376	79,160	(A)
Construction in process	2,260	3,264	(B)
Office furniture and equipment	21,618	18,777	5

	460,401	395,822
Accumulated depreciation and amortization	(282,249)	(216,867)

Total property and equipment, net	$178,152	$178,955

(A)	Leasehold improvements are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.

(B)	Construction in process represents assets that had not been in service as of the balance sheet date.

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

	January 29, 2006	January 30, 2005
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$90,056	$83,013
Deferred revenue	217	11,500
Customer advances	1,556	1,457
Taxes payable	58,355	28,826
Accrued payroll and related expenses	53,080	37,016
Deferred rent	11,879	10,844
Accrued legal settlement	30,600	—
Other	13,521	9,421

Total accrued liabilities	$259,264	$182,077

	January 29, 2006	January 30, 2005
	(As Restated)	(As Restated)
	(In thousands)
Other Long-term Liabilities:
Asset retirement obligation	$6,440	$4,483
Other long-term liabilities	13,596	16,821

Total other long-term liabilities	$20,036	$21,304

Note 9 - Guarantees

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

Note 10 - Stockholders’ Equity

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

The following summarizes the transactions under the 1998 Plan, 2000 Plan and Directors Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 26, 2003	31,985,579	35,635,704	$12.93
Authorized	8,796,156	—	—
Granted	(12,680,144)	12,675,144	14.77
Exercised	—	(4,688,703)	5.17
Cancelled	855,440	(855,440)	19.26

Balances, January 25, 2004	28,957,031	42,766,705	$14.20
Authorized	—	—	—
Granted	(8,514,926)	8,514,926	23.48
Exercised	—	(3,051,875)	8.29
Cancelled	2,069,599	(2,069,599)	18.82

Balances, January 30, 2005	22,511,704	46,160,157	$16.10
Authorized	—	—	—
Granted	(8,208,893)	8,208,893	27.73
Exercised	—	(9,037,133)	11.89
Cancelled	1,352,677	(1,352,677)	20.57

Balances, January 29, 2006	15,655,488	43,979,240	$19.00

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding as of January 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09 - 0.09	2,000	0.9	$0.09	2,000	$0.09
0.33 - 0.33	112,300	1.6	$0.33	112,300	$0.33
0.66 - 0.79	327,710	1.8	$0.74	327,710	$0.74
1.38 - 1.93	3,128,914	2.2	$1.75	3,128,914	$1.75
2.21 - 2.25	170,250	2.6	$2.25	170,250	$2.25
4.09 - 5.88	2,387,233	3.5	$4.73	2,385,911	$4.73
7.65 - 11.07	3,673,508	5.0	$9.54	3,251,830	$9.62
11.51 - 17.18	10,083,542	4.0	$14.49	6,076,088	$14.67
17.53 - 26.25	15,871,324	4.7	$23.02	6,350,213	$20.85
26.38 - 39.54	7,597,959	5.3	$32.15	3,625,484	$31.93
42.98 - 53.61	624,000	5.6	$43.35	623,750	$43.35
65.47 - 65.47	500	6.0	$65.47	500	$65.47

$0.09 - $65.47	43,979,240	4.4	$19.00	26,054,950	$15.86

Note 11 - Retirement Plan

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

Convertible Subordinated Debentures

In October 2000, we sold $300.0 million 4 3/4% convertible subordinated debentures, or the Notes, due October 15, 2007 in a public offering. Proceeds from the offering were approximately $290.8 million after deducting underwriting discounts, commissions and offering expenses. Issuance costs related to the offering totaled $9.2 million and were amortized to interest expense over the term of the Notes. Interest on the Notes accrued at the rate of 4 3/4% per annum and was payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2001. Interest expense, excluding the amortization of issuance costs, related to the Notes for fiscal 2004 was $10.4 million. The Notes were redeemable at our option on or after October 20, 2003 and were also convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $46.36 per share, subject to adjustment in certain circumstances.

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
(In thousands)
Year ending January:
2007	$29,557
2008	29,321
2009	28,396
2010	27,794
2011	27,812
2012 and thereafter	29,603

Total	$172,483

Rent expense for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 was $29.5 million, $28.0 million, and $26.4 million, respectively.

The following is an analysis of the property and equipment under capital leases by major classes:

	January 29, 2006	January 30, 2005
	(In thousands)
Property and Equipment:
Software and other	$629	$634
Test equipment	6,895	9,125
Computer equipment	4,331	4,331
Leasehold improvements	4	—
Office furniture and equipment	5,232	5,232

	$17,091	$19,322
Accumulated depreciation and amortization	(17,091)	(17,835)

Total property and equipment, net	$—	$1,487

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

Note 13 - Settlement Costs

Settlement costs were $14.2 million for fiscal 2006. The settlement costs are associated with two litigation matters, 3dfx and AVG. AVG is settled. The 3dfx matter is not finally settled and is subject to judicial review and the completion of appropriate procedures and documents. However, based on the potential settlement in this case, we have concluded that a loss is probable and that we can reasonably estimate the amount of loss. Please refer to Note 12 of the Notes to Consolidated Financial Statements for further information.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14 - Income Taxes

The provision for (benefit from) income taxes applicable to income before income taxes consists of the following:

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(As restated)	(As restated)	(As restated)
	(In thousands)
Current:
Federal	$22,050	$—	$—
State	375	355	221
Foreign	11,012	8,826	(51,590)

Total current	33,437	9,181	(51,369)
Deferred:
Federal	(2,692)	1,237	3,568
State	—	(620)	39,967
Foreign	—	—	—

Total deferred	(2,692)	617	43,535
Charge in lieu of taxes attributable to employer stock option plans	24,867	8,615	5,508

Provision for/(benefit from) income taxes	$55,612	$18,413	$(2,326)

Income before income taxes consists of the following:

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(As Restated)	(As Restated)	(As Restated)
	(In thousands)
Domestic	$52,112	$(7,537)	$(55,928)
Foreign	304,675	114,565	102,232

	$356,787	$107,028	$46,304

The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(As Restated)	(As Restated)	(As Restated)
	(In thousands)
Tax expense computed at Federal Statutory Rate	$124,876	$37,460	$16,206
State income taxes, net of federal tax effect	847	219	5,232
Foreign tax rate differential	(57,286)	(8,462)	(14,142)
Research and experimental credit	(13,175)	(10,935)	(5,426)
In-process research and development	—	—	1,225
Change in estimates	—	—	(36,766)
Increase in beginning of year valuation allowance	—	—	31,027
Other	350	131	318

Provision for/(benefit from) income taxes	$55,612	$18,413	$(2,326)

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 29, 2006	January 30, 2005
	(As Restated)	(As Restated)
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$134,385	$97,464
Accruals and reserves, not currently deductible for tax purposes	16,109	18,407
Property, equipment and intangible assets	16,928	17,182
Research and other tax credit carryforwards	146,089	113,856
Deferred Equity Compensation	45,924	53,458

Gross deferred tax assets	359,435	300,367
Less valuation allowance	(233,016)	(193,987)

Deferred tax assets	126,419	106,380
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(85,716)	(68,368)

Net deferred tax asset	$40,703	$38,012

Income tax expense (benefit) as a percentage of income before taxes, or our annual effective tax rate, was 15.6% in fiscal 2006, 17.2% in fiscal 2005, and (5.0%) in fiscal 2004. The change in the rate was primarily a result of changes in our geographic mix of income subject to tax. As of January 29, 2006, we had a valuation allowance of $233.0 million. Of the total valuation allowance, $178.3 million is attributable to certain net operating loss and tax credit carryforwards resulting from the exercise of employee stock options. The tax benefit of these net operating loss and tax credit carryforwards, if and when realized, would be accounted for as a credit to stockholders' equity. Of the remaining valuation allowance as of January 29, 2006, $19.5 million relates to federal and state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $35.2 million relates to certain state deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to certain state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

As of January 29, 2006, we had a federal net operating loss carryforward of approximately $363.6 million and cumulative state net operating loss carryforwards of approximately $170.8 million. The federal net operating loss carryforward will expire beginning in fiscal 2012 and the state net operating loss carryforwards will begin to expire in fiscal 2007 according to the rules of each particular state. As of January 29, 2006, we had federal research and experimentation tax credit carryforwards of approximately $92.1 million that will begin to expire in fiscal 2008. The research and experimentation tax credit carryforward attributable to states is approximately $78.2 million, of which approximately $75.3 million is attributable to the State of California and may be carried over indefinitely, and approximately $2.9 million is attributable to various other states and will expire beginning in fiscal 2016 according to the rules of each particular state. We have other California state tax credit carryforwards of approximately $4.9 million that will begin to expire in fiscal 2007. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

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

Note 15 - Microsoft Agreement

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

Note 16 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We now report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with SCE to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $123.9 million and $118.0 million for fiscal 2006 and 2005, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory. All prior period amounts have been restated to reflect our new reporting structure.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	GPU	MCP	Handheld GPU	CE	All Other		Consolidated
					(As Restated)		(As Restated)
	(In thousands)
Twelve Months Ended January 29, 2006:

Revenue	$1,654,397	$352,319	$58,745	$170,222	$140,004		$2,375,687
Depreciation and amortization expense	$33,080	$12,092	$12,480	$1,552	$30,817		$90,021
Operating income (loss)	$370,636	$32,865	$(34,922)	$83,881	$(115,796	)(A)	$336,664

Twelve Months Ended January 30, 2005:
Revenue	$1,348,968	$175,663	$45,921	$259,968	$179,513		$2,010,033
Depreciation and amortization expense	$32,849	$12,824	$11,620	$880	$32,643		$90,816
Operating income (loss)	$178,597	$(39,912)	$(37,532)	$107,901	$(113,878	)(A)	$95,176

Twelve Months Ended January 25, 2004:
Revenue	$1,259,802	$162,435	$9,009	$280,134	$111,565		$1,822,945

(A)	Operating loss in the “All Other” category for the fiscal years ended January 29, 2006, January 30, 2005 and January 25, 2004 includes $3,433, $18,417, and $40,369, respectively, of restated stock-based compensation and associated payroll tax expense. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further information.

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended January 29, 2006	Year Ended January 30, 2005	Year Ended January 25, 2004
	(In thousands)
Revenue:
United States	$340,598	$473,721	$444,510
Other Americas	38,572	11,045	6,359
China	401,612	269,306	280,975
Taiwan	1,131,784	883,346	834,511
Other Asia Pacific	250,844	169,888	149,843
Europe	212,277	202,727	106,747

Total revenue	$2,375,687	$2,010,033	$1,822,945

	January 29, 2006	January 30, 2005
	(In thousands)
Long-lived assets
United States	$161,505	$169,872
Other Americas	609	—
China	4,443	1,030
Taiwan	1,020	951
Other Asia Pacific	7,670	3,123
Europe	2,905	3,979

Total long-lived assets	$178,152	$178,955

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended January 29, 2006	Year Ended January 30, 2005	Year Ended January 25, 2004
Revenue:
Customer A	8%	9%	12%
Customer B	5%	13%	15%
Customer C	6%	8%	12%
Customer D	14%	18%	21%
Customer E	12%	7%	9%

Accounts receivable from significant customers, those representing approximately 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 29, 2006	January 30, 2005
Accounts Receivable:
Customer A	8%	13%
Customer B	8%	14%
Customer C	11%	—%

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial data as restated, for the last eight fiscal quarters ended January 29, 2006. For more information on these matters, please refer to Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”.

	Fiscal 2006 Quarters Ended
	Jan. 29, 2006			Oct. 30, 2005			July 31, 2005			May 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$633,614	$—	$633,614	$583,415	$—	$583,415	$574,812	$—	$574,812	$583,846	$—	$583,846
Cost of revenue	$378,674	$138	$378,812	$355,247	$173	$355,420	$357,278	$159	$357,437	$373,693	$292	$373,985
Gross profit	$254,940	$(138)	$254,802	$228,168	$(173)	$227,995	$217,534	$(159)	$217,375	$210,153	$(292)	$209,861
Net income	$98,052	$(678)	$97,374	$65,253	$(806)	$64,447	$74,837	$(1,004)	$73,833	$64,444	$1,078	$65,522
Basic net income per share	$0.57	$—	$0.57	$0.38	$—	$0.38	$0.44	$—	$0.44	$0.38	$0.01	$0.39
Diluted net income per share	$0.53	$(0.01)	$0.52	$0.36	$(0.01)	$0.35	$0.41	$—	$0.41	$0.36	$—	$0.36

	Fiscal 2005 Quarters Ended
	Jan. 30, 2005			Oct. 24, 2004			July 25, 2004			April 25, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$566,476	$—	$566,476	$515,591	$—	$515,591	$456,061	$—	$456,061	$471,905	$—	$471,905
Cost of revenue	$372,661	$392	$373,053	$348,849	$182	$349,031	$315,968	$508	$316,476	$323,069	$849	$323,918
Gross profit	$193,815	$(392)	$193,423	$166,742	$(182)	$166,560	$140,093	$(508)	$139,585	$148,836	$(849)	$147,987
Net income	$48,009	$(3,117)	$44,890	$25,879	$(2,378)	$23,501	$5,119	$(3,449)	$1,670	$21,349	$(2,795)	$18,554
Basic net income per share	$0.29	$(0.02)	$0.27	$0.16	$(0.02)	$0.14	$0.03	$(0.02)	$0.01	$0.13	$(0.02)	$0.11
Diluted net income per share	$0.27	$(0.02)	$0.25	$0.15	$(0.01)	$0.14	$0.03	$(0.02)	$0.01	$0.12	$(0.02)	$0.10

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 18 - Subsequent Events

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

Note 19 - Subsequent Events Related to the Review of Stock Option Practices (Discussed in Note 2 of the Notes to Consolidated Financial Statements) (Unaudited)

Listing on The NASDAQ Stock Market

On September 11, 2006, NVIDIA filed a Form 12b-25 with the SEC to report that it would not timely file its Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. On September 12, 2006 NVIDIA announced that it would request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, in response to the receipt of a NASDAQ Staff Determination letter on September 11, 2006 indicating that NVIDIA was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of NVIDIA’s Form 10-Q for the quarter ended July 30, 2006. Pending a decision by the Panel, NVIDIA shares will remain listed on the NASDAQ Global Select Stock Market. On October 19, 2006, we appeared for an oral hearing before the Panel. The Panel confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. The Panel’s decision is still pending. There can be no assurances that the Panel will grant our request for continued listing; however, by filing all of our required periodic reports with the SEC, we believe that we will have remedied our non-compliance with Marketplace Rule 4310(c)(14).

Lawsuits related to our historical stock option granting practices

Since September 29, 2006, nine derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. All cases purport to be brought derivatively on behalf of NVIDIA against members of our board of directors and several of our current and former officers. The cases are not currently consolidated, although all allege in substantially similar fashion claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, constructive fraud, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Annual Report on Form 10-K/A, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

NVIDIA CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (3)	Deductions		Balance at End of Period
	(In thousands)
Year ended January 29, 2006
Allowance for sales returns and allowances	$11,687	$35,127	$(36,575	)(1)	$10,239

Allowance for doubtful accounts	$1,466	$(492)	$(376	)(2)	$598

Year ended January 30, 2005
Allowance for sales returns and allowances	$9,421	$22,463	$(20,197	)(1)	$11,687

Allowance for doubtful accounts	$2,310	$(844)	$—		$1,466

Year ended January 25, 2004
Allowance for sales returns and allowances	$13,228	$23,796	$(27,603	)(1)	$9,421

Allowance for doubtful accounts	$4,240	$731	$(2,661	)(2)	$2,310

(1)	Represents amounts written off against the allowance for sales returns.
(2)	Represents uncollectible accounts written off against the allowance for doubtful accounts.
(3)	Allowances for sales returns are charged as a reduction to revenue. Allowances for doubtful accounts are charged to expenses.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated as of December 15, 2000, by and among NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive, Inc.	10-K	0-23985	2.1	4/27/01

3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/99

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.4	9/10/02

3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006	10-K	0-23985	3.3	3/16/06

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate	S-1	333-47495	4.2	4/24/98

4.3	Second Amended and Restated Investors’ Rights Agreement, dated August 19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated July 22, 1998	S-1	333-47495	4.3	11/20/98

4.4	Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999	10-Q	0-23985	4.4	6/15/99

10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985		3/7/06

10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/06

10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/04

10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/04

10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/04

10.6+	1998 Employee Stock Purchase Plan, as amended	S-8	333-51520	99.4	12/8/00

10.7+	Form of Employee Stock Purchase Plan Offering, as amended	S-8	333-100010	99.5	9/23/02

10.8+	Form of Employee Stock Purchase Plan Offering, as amended - International Employees	S-8	333-100010	99.6	9/23/02

10.9+	1998 Non-Employee Directors’ Stock Option Plan, as amended	10-Q/A	0-23985	10.7	7/03/02

EXHIBIT INDEX

(CONTINUED)

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/04

10.11+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/04

10.12+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/04

10.13+	2000 Nonstatutory Equity Incentive Plan, as amended	10-K	0-23985	10.11	4/25/03

10.14	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A #1	333-33560	10.1	4/20/00

10.15	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A #1	333-33560	10.2	4/20/00

10.16	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A #1	333-33560	10.3	4/20/00

10.17	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A #1	333-33560	10.4	4/20/00

10.18+	NVIDIA Corporation Fiscal Year 2006 Variable Compensation Plan	8-K	0-23985	10.1	5/13/06

21.1	List of Registrant’s Subsidiaries	10-K	0-23985	21.1	3/16/06

23.1	Consent of PricewaterhouseCoopers LLP					*

23.2	Consent of KPMG LLP					*

24.1	Power of Attorney	10-K	0-23985		3/16/06

31.1	Rule 13a-14(a) Certification of Chief Executive Office					*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer					*

32.1#	Statement of the Chief Executive Officer under Rule 13a - 14(b) (18 U.S.C Section 1350)					*

32.2#	Statement of the Chief Financial Officer under Rule 13a - 14(b) (18 U.S.C Section 1350)					*

99.1	Selected Consolidated Financial Data					*

+	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K/A and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2006.

NVIDIA Corporation

By	/s/ JEN-HSUN HUANG
Jen-Hsun Huang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEN-HSUN HUANG Jen-Hsun Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2006

/s/ MARVIN D. BURKETT Marvin D. Burkett	Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2006

/s/ TENCH COXE* Tench Coxe	Director	November 29, 2006

/s/ STEVEN CHU* Steven Chu	Director	November 29, 2006

/s/ JAMES C. GAITHER* James C. Gaither	Director	November 29, 2006

/s/ HARVEY C. JONES* Harvey C. Jones	Director	November 29, 2006

/s/ MARK L. PERRY* Mark L. Perry	Director	November 29, 2006

/s/ WILLIAM J. MILLER* William J. Miller	Director	November 29, 2006

/s/ A. BROOKE SEAWELL* A. Brooke Seawell	Director	November 29, 2006

*By:	/s/ JEN-HSUN HUANG
Jen-Hsun Huang Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated as of December 15, 2000, by and among NVIDIA Corporation, NVIDIA US Investment Company and 3dfx Interactive, Inc.	10-K	0-23985	2.1	4/27/01

3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/99

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.4	9/10/02

3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006	10-K	0-23985	3.3	3/16/06

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate	S-1	333-47495	4.2	4/24/98

4.3	Second Amended and Restated Investors’ Rights Agreement, dated August 19, 1997 between the Company and the parties indicated thereto and First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated July 22, 1998	S-1	333-47495	4.3	11/20/98

4.4	Second Amendment to Second Amended and Restated Investors’ Rights Agreement, dated April 12, 1999	10-Q	0-23985	4.4	6/15/99

10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985		3/7/06

10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/06

10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/04

10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/04

10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/04

10.6+	1998 Employee Stock Purchase Plan, as amended	S-8	333-51520	99.4	12/8/00

10.7+	Form of Employee Stock Purchase Plan Offering, as amended	S-8	333-100010	99.5	9/23/02

10.8+	Form of Employee Stock Purchase Plan Offering, as amended - International Employees	S-8	333-100010	99.6	9/23/02

10.9+	1998 Non-Employee Directors’ Stock Option Plan, as amended	10-Q/A	0-23985	10.7	7/03/02

EXHIBIT INDEX

(CONTINUED)

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/04

10.11+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/04

10.12+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/04

10.13+	2000 Nonstatutory Equity Incentive Plan, as amended	10-K	0-23985	10.11	4/25/03

10.14	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A #1	333-33560	10.1	4/20/00

10.15	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A #1	333-33560	10.2	4/20/00

10.16	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A #1	333-33560	10.3	4/20/00

10.17	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A #1	333-33560	10.4	4/20/00

10.18+	NVIDIA Corporation Fiscal Year 2006 Variable Compensation Plan	8-K	0-23985	10.1	5/13/06

21.1	List of Registrant’s Subsidiaries	10-K	0-23985	21.1	3/16/06

23.1	Consent of PricewaterhouseCoopers LLP	10-K	0-23985	23.1		*

23.2	Consent of KPMG LLP	10-K	0-23985	23.2		*

24.1	Power of Attorney	10-K	0-23985		3/16/06

31.1	Rule 13a-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer					*

32.1#	Statement of the Chief Executive Officer under Rule 13a - 14(b) (18 U.S.C Section 1350)					*

32.2#	Statement of the Chief Financial Officer under Rule 13a - 14(b) (18 U.S.C Section 1350)					*

99.1	Selected Consolidated Financial Data					*

+	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K/A and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.