Form 10-Q/A
period 2006-04-30
NVIDIA CORP
filed 2006-11-29
CIK 1045810

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 12, 2006 was 352,513,038 shares.

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 as filed on May 31, 2006, or the Original Filing, to restate our consolidated financial statements for the quarters ended April 30, 2006 and May 1, 2005, and the related disclosures.

The restatement of the Original Filing reflected in this Form 10-Q/A, includes adjustments arising from the determinations of the Audit Committee of the Board of Directors, or Audit Committee, with the assistance of outside legal counsel, from conducting a voluntary review of the Company’s stock option practices covering the time from the Company’s initial public offering in 1999 (fiscal year 2000) through June 2006.

For more information on these matters, including a detailed discussion of the effect of the restatement, please refer to Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to the Condensed Consolidated Financial Statements.

As a result of the findings of the Audit Committee, we concluded that we need to amend our Annual Report on Form 10-K for the year ended January 29, 2006, as filed on March 16, 2006, to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures. The Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended January 29, 2006, January 30, 2005, January 25, 2004, January 26, 2003, and January 27, 2002, and the unaudited quarterly financial data for each of the quarters in the years ended January 29, 2006 and January 30, 2005. We also concluded that we need to amend our Quarterly Report on Form 10-Q for the quarter ended April 30, 2006, originally filed on May 31, 2006, to restate our condensed consolidated financial statements for the quarters ended April 30, 2006 and May 1, 2005 and the related disclosures. We will also restate the July 31, 2005 financial statements included in our Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. We will restate the October 30, 2005 financial statements with the filing of our October 29, 2006 Form 10-Q; however, Exhibit 99.1 to our Form 10-K/A included information concerning our unaudited consolidated financial data as of and for the three and nine month periods ended October 30, 2005. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than this amended Form 10-Q/A for the quarter ended April 30, 2006 and the amended Annual Report on Form 10-K/A for the year ended January 30, 2006.

All of the information in this Form 10-Q/A is as of April 30, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or to modify or to update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the findings of the Audit Committee:

Part I — Item 1 — Unaudited Financial Statements;

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I — Item 4 — Controls and Procedures;

Part II — Item 1A — Risk Factors; and

Part II — Item 6 — Exhibits

This Form 10-Q/A should be read in conjunction with our amended Form 10-K/A for the year ended January 29, 2006, our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, and any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. In addition, the SEC may issue guidance on disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing of our subsequent SEC reports and the delisting of our common stock from the NASDAQ Global Select Market.

i

NVIDIA CORPORATION

FORM 10-Q/A

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2006	January 29, 2006
	(As Restated)(1)	(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$487,763	$551,756
Marketable securities	467,290	398,418
Accounts receivable, net	391,270	318,186
Inventories	346,431	254,870
Prepaid expenses and other current assets	28,545	24,387
Deferred income taxes	2,682	2,682

Total current assets	1,723,981	1,550,299

Property and equipment, net	180,206	178,152
Deposits and other assets	31,028	27,477
Goodwill	204,603	145,317
Intangible assets, net	22,989	15,421
Deferred income taxes, non-current	38,021	38,021

	$2,200,828	$1,954,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,147	$179,395
Accrued liabilities	236,379	259,264

Total current liabilities	534,526	438,659

Deferred income tax liabilities	—	—
Other long-term liabilities	17,682	20,036
Commitments and contingencies - see Note 12 and Note 14

Stockholders’ equity:
Preferred stock	—	—
Common stock	371	360
Additional paid-in capital	1,073,047	965,604
Deferred compensation	—	(3,604)
Treasury stock	(262,142)	(212,142)
Accumulated other comprehensive loss, net	(2,451)	(1,957)
Retained earnings	839,795	747,731

Total stockholders' equity	1,648,620	1,495,992

	$2,200,828	$1,954,687

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30, 2006	May 1, 2005
	(As Restated)(1)	(As Restated)(1)
Revenue	$681,807	$583,846
Cost of revenue (A)	393,134	373,985

Gross profit	288,673	209,861
Operating expenses:
Research and development (A)	123,202	87,835
Sales, general and administrative (A)	63,962	43,217

Total operating expenses	187,164	131,052

Operating income	101,509	78,809
Interest income	8,808	3,895
Interest expense	(1)	(10)
Other income (expense), net	(244)	488

Income before income tax expense	110,072	83,182
Income tax expense	18,712	17,660

Income before change in accounting principle	91,360	65,522
Cumulative effect of change in accounting principle, net of income tax	704	—

Net income	$92,064	$65,522

Basic net income per share:
Prior to cumulative effect of change in accounting principle	$0.26	$0.19
Cumulative effect of change in accounting principle	$—	$—

Basic net income per share	$0.26	$0.19

Shares used in basic per share computation	347,937	337,294

Diluted net income per share:
Prior to cumulative effect of change in accounting principle	$0.23	$0.18
Cumulative effect of change in accounting principle	$0.01	$—

Diluted net income per share	$0.24	$0.18

Shares used in diluted per share computation	389,428	361,029

____________
(A)	Results for the three months ended April 30, 2006 and May 1, 2005 include stock-based compensation expense net of associated payroll taxes, as restated, as follows:

	Three Months Ended
	April 30, 2006	May 1, 2005
	(As Restated)(1)	(As Restated)(1)

Cost of revenue	$1,227	$292
Research and development	14,426	1,922
Sales, general and administrative	6,572	(4,841)

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30, 2006	May 1, 2005
	(As Restated)(1)	(As Restated)(1)
Cash flows from operating activities:
Net income	$92,064	$65,522
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(704)	—
In-process research and development	602	—
Depreciation and amortization	24,031	24,897
Stock-based compensation	24,111	2,750
Bad debt expense (recovery)	255	(341)
Deferred income tax	—	—
Excess tax benefits from stock-based compensation	(7,330)	—
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(64,135)	49,430
Inventories	(87,958)	7,759
Prepaid expenses and other current assets	(3,332)	(2,050)
Deposits and other assets	(3,406)	(1,644)
Accounts payable	107,729	(56,077)
Accrued liabilities	(32,391)	(667)

Net cash provided by operating activities	49,536	89,579

Cash flows from investing activities:
Purchases of marketable securities	(92,344)	(56,411)
Sales and maturities of marketable securities	22,523	65,304
Purchases of property and equipment and intangible assets	(20,667)	(13,504)
Acquisition of businesses, net of cash and cash equivalents	(67,026)	—

Net cash used in investing activities	(157,514)	(4,611)

Cash flows from financing activities:
Common stock issued under employee stock plans	86,655	36,011
Stock repurchase	(50,000)	(48,467)
Other	—	(20)
Excess tax benefits from stock-based compensation	7,330	—

Net cash provided by (used in) financing activities	43,985	(12,476)

Change in cash and cash equivalents	(63,993)	72,492
Cash and cash equivalents at beginning of period	551,756	208,512

Cash and cash equivalents at end of period	$487,763	$281,004

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$10

Cash paid for income taxes, net	$24,645	$901

Other non-cash activities:
Application of customer advance to accounts receivable	$—	$8,062

Unrealized losses from marketable securities	$824	$556

Deferred compensation	$3,604	$3

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended January 29, 2006.

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

In accordance with APB 25, with respect to periods through January 29, 2006, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 30, 2006 (the beginning of our fiscal year 2007), we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), or SFAS No. 123(R), Share-Based Payment. Changes in measurement dates have also contributed to incremental fair value of options under SFAS No. 123. As of the end of our fiscal year 2006, the unamortized incremental fair value charges resulting from the Audit Committee’s review were approximately $13.0 million, of which approximately $9.0 million are expected to be amortized in our fiscal year 2007.

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

As part of the restatement, for the three month period ended April 30, 2006 we recorded incremental stock-based compensation charges of $1.1 million, a net benefit for payroll taxes resulting from the expiration of statute of limitations of $1.9 million, and associated income tax charges of $0.1 million. For the three month period ended May 1, 2005 we recorded incremental stock-based compensation charges of $2.5 million, a benefit for payroll taxes resulting from the expiration of statute of limitations of $5.1 million, and associated income tax charges of $1.5 million.

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

As a result of the findings of the Audit Committee, we concluded that we needed to amend our Original Filing and restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures, in an amended Annual Report on Form 10-K/A for our fiscal year ended January 29, 2006.

As a result of the restatement, the related disclosures included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been revised if indicated as restated.

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three months ended April 30, 2006 and May 1, 2005.

	Three Months Ended
	April 30, 2006			May 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Revenue	$681,807	$—	$681,807	$583,846	$—	$583,846
Cost of revenue	393,050	84	393,134	373,693	292	373,985

Gross profit	288,757	(84)	288,673	210,153	(292)	209,861
Operating expenses:
Research and development	122,404	798	123,202	85,913	1,922	87,835
Sales, general and administrative	65,668	(1,706)	63,962	48,058	(4,841)	43,217

Total operating expenses	188,072	(908)	187,164	133,971	(2,919)	131,052

Operating income	100,685	824	101,509	76,182	2,627	78,809
Interest income	8,808	—	8,808	3,895	—	3,895
Interest expense	(1)	—	(1)	(10)	—	(10)
Other income (expense), net	(244)	—	(244)	488	—	488

Income before income tax expense	109,248	824	110,072	80,555	2,627	83,182
Income tax expense	18,572	140	18,712	16,111	1,549	17,660

Income before change in accounting principle	90,676	684	91,360	64,444	1,078	65,522
Cumulative effect of change in accounting principle (1)	—	704	704	—	—	—

Net income	$90,676	$1,388	$92,064	$64,444	$1,078	$65,522

Basic net income per share:
Prior to cumulative effect of change in accounting principle	$0.26	$—	$0.26	$0.19	$—	$0.19
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	—

Basic net income per share	$0.26	$—	$0.26	$0.19	$—	$0.19

Shares used in basic per share computation	347,937	—	347,937	337,294	—	337,294

Diluted net income per share:
Prior to cumulative effect of change in accounting principle	$0.23	$—	$0.23	$0.18	$—	$0.18
Cumulative effect of change in accounting principle (1)	—	0.01	0.01	—	—	—

Diluted net income per share	$0.23	$0.01	$0.24	$0.18	$—	$0.18

Shares used in diluted per share computation	390,370	(942)	389,428	360,984	45	361,029

(1)	Historically, prior to the restatement, we did not have material stock-based compensation charges. Accordingly, in our previously-reported financial statements there was no cumulative effect of adoption of SFAS 123(R). See Note 3 “Stock Based Compensation”.

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheet as of April 30, 2006.

	April 30, 2006			January 29, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$487,763	$—	$487,763	$551,756	$—	$551,756
Marketable securities	467,290	—	467,290	398,418	—	398,418
Accounts receivable, net	391,270	—	391,270	318,186	—	318,186
Inventories	346,366	65	346,431	254,792	78	254,870
Prepaid expenses and other current assets	28,545	—	28,545	24,387	—	24,387
Deferred income taxes	1,393	1,289	2,682	1,393	1,289	2,682

Total current assets	1,722,627	1,354	1,723,981	1,548,932	1,367	1,550,299
Property and equipment, net	180,206	—	180,206	178,152	—	178,152
Deposits and other assets	31,028	—	31,028	27,477	—	27,477
Goodwill	204,603	—	204,603	145,317	—	145,317
Intangible assets, net	22,989	—	22,989	15,421	—	15,421
Deferred income taxes, non-current	—	38,021	38,021	—	38,021	38,021

	$2,161,453	$39,375	$2,200,828	$1,915,299	$39,388	$1,954,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,147	$—	$298,147	$179,395	$—	$179,395
Accrued liabilities	236,239	140	236,379	259,264	—	259,264

Total current liabilities	534,386	140	534,526	438,659	—	438,659
Deferred income tax liabilities	8,260	(8,260)	—	8,260	(8,260)	—
Other long-term liabilities	10,156	7,526	17,682	10,624	9,412	20,036
Commitments and contingencies - see Note 12 and Note 14

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	371	—	371	360	—	360
Additional paid-in capital	907,097	165,950	1,073,047	798,071	167,533	965,604
Deferred compensation	—	—	—	(1,676)	(1,928)	(3,604)
Treasury stock	(262,142)	—	(262,142)	(212,142)	—	(212,142)
Accumulated other comprehensive loss, net	(2,451)	—	(2,451)	(1,957)	—	(1,957)
Retained earnings	965,776	(125,981)	839,795	875,100	(127,369)	747,731

Total stockholders’ equity	1,608,651	39,969	1,648,620	1,457,756	38,236	1,495,992

	$2,161,453	$39,375	$2,200,828	$1,915,299	$39,388	$1,954,687

Note 3 - Stock-Based Compensation

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

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock-based employee compensation plans. As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share. We provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures, in our periodic reports.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007, as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans, was as follows for the three months ended May 1, 2005:

Three Months Ended May 1, 2005
(As Restated)
(In thousands, except per share data)
Net income, as reported	$65,522
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,167
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,357)

Pro forma net income	$48,332

Basic net income per share - as reported	$0.19
Basic net income per share - pro forma	$0.14
Diluted net income per share - as reported	$0.18
Diluted net income per share - pro forma	$0.14

Impact of the adoption of SFAS No. 123(R)

We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during the three months ended April 30, 2006, we recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures for unvested grants issued prior to January 29, 2006. For option grants issued after January 29, 2006, fair value was measured based on the provisions of SFAS No. 123(R). We recognized stock-based compensation expense using the straight-line attribution method. Previously reported amounts have not been restated. The effect of recording stock-based, net of associated payroll taxes, compensation for the three month period ended April 30, 2006 was as follows:

Three Months Ended April 30, 2006
(As Restated)
(In thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$21,619
Employee stock purchase plan	1,601
Amount capitalized as inventory	(995)

Total stock-based compensation	22,225
Tax effect of stock-based compensation	(2,736)

Net effect on net income	$19,489

Effect on net income per share:
Basic	$0.06
Diluted	$0.05

Our adoption of SFAS No. 123(R) resulted in a cumulative benefit from accounting change of $0.7 million for the three months ended April 30, 2006, which reflects the net cumulative impact of estimating forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Three Months Ended April 30, 2006
(As Restated) (In thousands)
Cash flows from operations	$(7,330)
Cash flows from financing activities	$7,330

As of January 30, 2006, we had unearned stock-based compensation related to stock options of $167.9 million before the impact of estimated forfeitures. In our pro forma footnote disclosures prior to the adoption of SFAS No. 123(R), we accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 30, 2006, we estimated that stock-based compensation expense for the awards that are not expected to vest was $32.4 million, and, therefore, the unearned stock-based compensation expense related to stock options was adjusted to $135.5 million after estimated forfeitures.

During the three months ended April 30, 2006, we granted approximately 5.9 million stock options with an estimated total grant date fair value of $63.9 million and a weighted average grant date fair value of $10.86 per option. Of this amount, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $12.3 million. During the three months ended April 30, 2006, we recorded stock-based compensation expense related to stock options of $21.6 million.

As of April 30, 2006, the aggregate amount of unearned stock-based compensation expense related to our stock options was $190.3 million, adjusted for estimated forfeitures, which we will recognize over an estimated weighted average amortization period of 2.3 years.

Approximately $1.0 million of stock-based compensation was capitalized as inventory at April 30, 2006.

Stock-based compensation expense that would have been recorded under APB No. 25 during the three months ended April 30, 2006 was approximately $1.7 million. Upon our adoption of SFAS No. 123(R), we reclassified the unearned stock-based compensation expense balance of approximately $3.6 million that would have been recorded under APB No. 25 to additional-paid-in-capital in our Condensed Consolidated Balance Sheet.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Stock Options Three Months Ended		Employee Stock Purchase Plan Three Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
	(Using a binomial model)		(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	3.6 - 5.1	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	4.7%	4.0%	1.6% - 4.6%	1.6% - 1.8%
Volatility	39% - 41%	37% - 48%	30% - 45%	41%
Dividend yield	—	—	—	—

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table summarizes the combined activity under the 2000 Plan, 1998 Plan, and the Directors Plan for the three months ending April 30, 2006:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, January 29, 2006	31,310,976	87,958,480	$9.50
Authorized	—	—	—
Granted	(5,884,805)	5,884,805	27.28
Exercised	—	(9,445,011)	7.93
Cancelled	612,846	(612,846)	11.44

Balances, April 30, 2006	26,039,017	83,785,428	$10.91	4.3	$1,534,687,162

Vested and expected to vest at April 30, 2006		80,625,294	$10.79	4.3	$1,485,924,168

Options exercisable at April 30, 2006		45,769,764	$8.07	4.0	$969,392,214

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at April 30, 2006, based on the $29.22 closing stock price of our common stock on the NASDAQ National Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of April 30, 2006 was 83.5 million and 45.8 million, respectively.

During the three months ended April 30, 2006:

Weighted average grant date fair value of options granted	$10.86 per share
Total fair value of shares vested	$18.0 million
Total intrinsic value of options exercised	$161.8 million
Total cash received from employees as a result of employee stock option exercises	$74.9 million
Tax benefits realized as a result of employee stock option exercises	$11.4 million

We settle employee stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than options described above as of April 30, 2006.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Note 4 - Net Income Per Share

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

	Three Months Ended
	April 30, 2006	May 1, 2005
	(As Restated)	(As Restated)
	(In thousands, except per share data)
Numerator:
Net income	$92,064	$65,522
Denominator:
Denominator for basic net income per share, weighted average shares	347,937	337,294
Effect of dilutive securities:
Weighted average effect of dilutive securities	41,491	23,735

Denominator for diluted net income per share, weighted average shares	389,428	361,029

Net income per share:
Basic net income per share	$0.26	$0.19
Diluted net income per share	$0.24	$0.18

Diluted net income per share does not include the effect of 6.4 million and 21.7 million stock options as of April 30, 2006 and May 1, 2005, respectively, which were anti-dilutive.

Note 5 - Acquisition of ULi Electronics, Inc.

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

Our allocation of the purchase price of ULi has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of the date of acquisition:

	Fair Market Value	Straight- Line Depreciation/ Amortization Period
	(In thousands)
Cash	$21,551
Accounts receivable	8,148	—
Inventories	2,607	—
Other assets	888	—
Property and equipment	1,097	4 - 55 months
Goodwill	32,287	—
Intangible assets:
Existing technology	2,490	3 years
Customer relationships	653	3 years

Total assets acquired	69,721

Current liabilities	(15,765)	—
Acquisition related expenses	(881)	—

Total liabilities assumed	(16,646)

Net assets acquired	$53,075

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The pro forma results of operations have not been presented for the acquisition of ULi because the effect of this acquisition was not considered material.

Note 6 - Acquisition of Hybrid Graphics Ltd.

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

Our allocation of the purchase price of Hybrid Graphics has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. The following is a summary of estimated fair values of the assets we acquired and the liabilities we assumed as of the date of acquisition:

	Fair Market Value	Straight- Line Depreciation/ Amortization Period
	(In thousands)
Cash	$1,180
Accounts receivable	1,056	—
Other assets	74	—
Property and equipment	238	1 month - 36 months
In-process research and development	602	—
Goodwill	26,983	—
Intangible assets:
Existing technology	5,179	3 years
Customer relationships	2,650	3 years
Trademark	482	3 years
Non-compete agreements	72	3 years

Total assets acquired	38,516

Current liabilities	(1,301)	—
Acquisition related expenses	(242)	—
Long-term liabilities	(301)	—

Total liabilities assumed	(1,844)

Net assets acquired	$36,672

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

Note 7 - Guarantees

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

Note 8 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	April 30, 2006	May 1, 2005
	(As Restated)	(As Restated)
	(In thousands)
Net income	$92,064	$65,522
Net change in unrealized losses on available-for-sale securities	(811)	(719)
Tax effect of the change in unrealized losses on available-for-sale securities	325	144
Reclassification adjustments for net realized (gains) losses on available-for-sale securities included in net income	(13)	163
Tax effect of reclassification adjustments for net realized (gains) losses on available-for-sale securities included in net income	5	(33)

Total comprehensive income	$91,570	$65,077

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Note 9 - 3dfx Asset Purchase

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

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors of 3dfx reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, which will be subject to the review and approval of the Bankruptcy Court, calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. As such, during the three months ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. Please see Note 14 for further information regarding this litigation.

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

(Unaudited)

Note 10 - Goodwill and Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years on a straight-line basis. The components of our amortizable intangible assets are as follows:

	April 30, 2006			January 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$21,586	$(14,573)	$7,013	$21,586	$(13,595)	$7,991
Patents	23,750	(20,939)	2,811	23,750	(19,911)	3,839
Acquisition-related	38,612	(25,861)	12,751	27,086	(24,516)	2,570
Trademarks	11,310	(11,310)	—	11,310	(10,807)	503
Other	1,494	(1,080)	414	1,494	(976)	518

Total intangible assets	$96,752	$(73,763)	$22,989	$85,226	$(69,805)	$15,421

The $11.5 million increase in the gross carrying amount of acquisition-related intangible assets is related to $3.1 million and $8.4 million of intangible assets that resulted from our acquisitions of ULi and Hybrid Graphics, respectively, during the three months ended April 30, 2006. Please refer to Note 5 and Note 6 of our Notes to Consolidated Financial Statements for further information.

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

As of April 30, 2006 and January 29, 2006, the carrying amount of goodwill is as follows:

	April 30, 2006	January 29, 2006
	(in thousands)
3dfx	$75,326	$75,326
MediaQ	52,913	52,913
ULi	32,287	—
Hybrid Graphics	26,983	—
Other	17,094	17,078

Total goodwill	$204,603	$145,317

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

Note 12 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 30, 2006	January 29, 2006
	(As Restated)	(As Restated)
	(In thousands)
Inventories:
Raw materials	$29,513	$25,743
Work in-process	120,845	107,847
Finished goods	196,073	121,280

Total inventories	$346,431	$254,870

The significant increase in finished goods inventories primarily relates to our build-up of inventory levels of several of our new GeForce 7 products in the first quarter of fiscal 2007.

At April 30, 2006, we had outstanding inventory purchase obligations totaling $411.6 million.

	April 30, 2006	January 29, 2006
	(As Restated)
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$75,827	$90,056
Deferred revenue	6,805	217
Taxes payable	53,393	58,355
Accrued payroll and related expenses	38,511	53,080
Deferred rent	11,996	11,879
Accrued legal settlement	30,600	30,600
Other	19,247	15,077

Total accrued liabilities	$236,379	$259,264

	April 30, 2006	January 29, 2006
	(As Restated)	(As Restated)
	(In thousands)
Other Long-term Liabilities:
Asset retirement obligations	$6,477	$6,440
Other long-term liabilities	11,205	13,596

Total other long-term liabilities	$17,682	$20,036

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Note 13 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Our operating segments are organized to bring all of our major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU incorporating our next-generation GeForce GPU and SCE’s system solutions in SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and embedded graphics processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses, and stock-based compensation, which total $50.1 million and $21.0 million for the first quarter of fiscal 2007 and 2006, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory devices. Certain prior period amounts have been restated to conform to the presentation of our current fiscal quarter.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	MCP	Handheld GPU	Consumer Electronics	All Other		Consolidated
					(As Restated)		(As Restated)
	(In thousands)
Three Months Ended April 30, 2006:
Revenue	$452,431	$118,384	$30,721	$26,162	$54,109		$681,807
Depreciation and amortization expense	$8,455	$4,153	$3,589	$84	$7,619		$23,900
Operating income (loss)	$128,858	$2,983	$(1,424)	$19,372	$(48,280	)(A)	$101,509
Three Months Ended May 1, 2005:
Revenue	$409,926	$71,805	$7,762	$58,078	$36,275		$583,846
Depreciation and amortization expense	$8,895	$3,246	$3,175	$360	$7,641		$23,317
Operating income (loss)	$78,132	$6,923	$(15,860)	$28,941	$(19,327	)(A)	$78,809

(A)	Operating loss in the “All Other” category for the three months ended April 30, 2006 and May 1, 2005 includes credits of $ 824 and $ 2,627, respectively, related to restated stock-based compensation expense. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	April 30, 2006	May 1, 2005
	(In thousands)
Revenue:
United States	$77,372	$97,805
Other Americas	27,590	922
China	179,720	68,743
Taiwan	227,574	297,699
Other Asia Pacific	111,218	54,831
Europe	58,333	63,846

Total revenue	$681,807	$583,846

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended
	April 30, 2006	May 1, 2005
Revenue:
Customer A	6%	17%
Customer B	14%	1%
Customer C	7%	11%
Customer D	9%	14%

Note 14 - Litigation

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

Note 15 - Stock Repurchase Program

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

Note 16 - Stockholders' Equity and Stock Split

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

Note 17 - Subsequent Events Related to the Review of Stock Option Practices (Discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements)

Listing on The NASDAQ Stock Market

On September 11, 2006, NVIDIA filed a Form 12b-25 with the Securities and Exchange Commission to report that it would not timely file its Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. On September 12, 2006 NVIDIA announced that it would request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, in response to the receipt of a NASDAQ Staff Determination letter on September 11, 2006 indicating that NVIDIA was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of NVIDIA’s Form 10-Q for the quarter ended July 30, 2006. Pending a decision by the Panel, NVIDIA shares will remain listed on the NASDAQ Global Select Market. On October 19, 2006, we appeared for an oral hearing before the Panel. The Panel confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. The Panel’s decision is still pending. There can be no assurances that the Panel will grant our request for continued listing; however, by filing all of our required periodic reports with the SEC, we believe that we will have remedied our non-compliance with Marketplace Rule 4310(c)(14).

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

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-Q/A, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to future periods and include, but are not limited to, statements as to the features, benefits, capabilities, performance, production and availability of our technologies and products, seasonality, possible acquisitions and the results of acquisitions, product cycles, our gross margin, product mix, our inventories, average selling prices, our strategies as to our primary businesses, growth of and factors contributing to the growth of our primary businesses, our competitors' focuses, expensing of stock options, the impact of stock-based compensation expense, use of the binomial model, our critical accounting policies, mix and sources of revenue, anticipated revenue, our relationship with SCE, our expectations regarding increases in and reasons for our expenditures, capital expenditures, our cash flow and cash balances, our liquidity, uses of cash, charges we many take, investments and marketable securities, our stock repurchase program, our results of operations, the filings we intend to amend, the periods we are restating, our competition and our competitive position, our intellectual property, the importance of our strategic relationships, customer demand, reliance on a limited number of customers, our internal control over financial reporting, our disclosure controls and procedures, our continued listing on the NASDAQ Global Select Market, litigation or regulatory action arising from the Audit Committee’s review and our restatements, Section 409A of the IRC and possible remedial measures, adoption of best practices in connection with the Audit Committee’s review, our taxes, our international operations, our ability to attract and retain qualified personnel, our foreign currency risk strategy, and compliance with environmental laws and regulations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of a particular product, difficulties associated with conducting international operations, increased sales of lower margin products, difficulty in collecting accounts receivable, our inability to decrease inventory purchase commitments, our inability to compete in new markets, the write-down of the value of inventory, entry of new competitors in our established markets, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, disruptions in our relationships with our key suppliers, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and in the markets of our other primary businesses, international and political conditions, the concentration of sales of our products to a limited number of customers, decreases in demand for our products, delays in the development of new products by us or our partners, delays in volume production of our products, developments in and expenses related to litigation, the outcome of litigation or regulatory actions, determination by the NASDAQ Listing Qualifications Panel to delist our stock, and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

The Audit Committee’s review was completed on November 13, 2006 when the Audit Committee reported its findings to the full Board of Directors. The review covered option grants to all employees, directors and consultants for all grant dates during the period from the Company’s initial public offering in January 1999 through June 2006. As part of its review, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

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

In accordance with APB 25, with respect to periods through January 29, 2006, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 30, 2006 (the beginning of our fiscal year 2007), we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), or SFAS No. 123(R), Share-Based Payment. Changes in measurement dates have also contributed to incremental fair value of options under SFAS No. 123. As of the end of our fiscal year 2006, the unamortized incremental fair value charges resulting from the Audit Committee’s review were approximately $13.0 million, of which approximately $9.0 million are expected to be amortized in our fiscal year 2007.

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

As part of the restatement, for the three month period ended April 30, 2006 we recorded incremental stock-based compensation charges of $1.1 million, a net benefit for payroll taxes resulting from the expiration of statute of limitations of $1.9 million, and associated income tax charges of $0.1 million. For the three month period ended May 1, 2005 we recorded incremental stock-based compensation charges of $2.5 million, a benefit for payroll taxes resulting from the expiration of statute of limitations of $5.1 million, and associated income tax charges of $1.5 million.

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

As a result of the findings of the Audit Committee, we concluded that we needed to amend our Original Filing and restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures, in an amended Annual Report on Form 10-K/A for our fiscal year ended January 29, 2006.

As a result of the restatement, the related disclosures included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been revised if indicated as restated.

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three months ended April 30, 2006 and May 1, 2005.

	Three Months Ended
	April 30, 2006			May 1, 2005
	As Previously Reported	Adjustments	As Restated(1)	As Previously Reported	Adjustments	As Restated(1)
	(In thousands, except per share data)
Revenue	$681,807	$—	$681,807	$583,846	$—	$583,846
Cost of revenue (A)	393,050	84	393,134	373,693	292	373,985

Gross profit	288,757	(84)	288,673	210,153	(292)	209,861
Operating expenses:
Research and development (A)	122,404	798	123,202	85,913	1,922	87,835
Sales, general and administrative (A)	65,668	(1,706)	63,962	48,058	(4,841)	43,217

Total operating expenses	188,072	(908)	187,164	133,971	(2,919)	131,052

Operating income	100,685	824	101,509	76,182	2,627	78,809
Interest income	8,808	—	8,808	3,895	—	3,895
Interest expense	(1)	—	(1)	(10)	—	(10)
Other income (expense), net	(244)	—	(244)	488	—	488

Income before income tax expense	109,248	824	110,072	80,555	2,627	83,182
Income tax expense	18,572	140	18,712	16,111	1,549	17,660

Income before change in accounting principle	90,676	684	91,360	64,444	1,078	65,522
Cumulative effect of change in accounting principle (2)	—	704	704	—	—	—

Net income	$90,676	$1,388	$92,064	$64,444	$1,078	$65,522

Basic net income per share:
Prior to cumulative effect of change in accounting principle	$0.26	$—	$0.26	$0.19	$—	$0.19
Cumulative effect of change in accounting principle (2)	—	—	—	—	—	—

Basic net income per share	$0.26	$—	$0.26	$0.19	$—	$0.19

Shares need in basic per share computation	347,937	—	347,937	337,294	—	337,294

Diluted net income per share:
Prior to cumulative effect of change in accounting principle	$0.23	$—	$0.23	$0.18	$—	$0.18
Cumulative effect of change in accounting principle (2)	—	0.01	0.01	—	—	—

Diluted net income per share	$0.23	$0.01	$0.24	$0.18	$—	$0.18

Shares used in diluted per share computation	390,370	(942)	389,428	360,984	45	361,029

(A)	Results for the three months ended April 30, 2006 and May 1, 2005 include stock-based compensation expense net of associated payroll taxes, as restated, as follows:

	Three Months Ended
	April 30, 2006	May 1, 2005
	(As Restated)(1)	(As Restated)(1)

Cost of revenue	$1,227	$292
Research and development	14,426	1,922
Sales, general and administrative	6,572	(4,841)

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.
(2)	Historically, prior to the restatement, we did not have material stock-based compensation charges. Accordingly, in our previously-reported financial statements there was no cumulative effect of adoption of SFAS 123(R). See Note 3 “Stock Based Compensation”.

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheet as of April 30, 2006.

	April 30, 2006			January 29, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$487,763	$—	$487,763	$551,756	$—	$551,756
Marketable securities	467,290	—	467,290	398,418	—	398,418
Accounts receivable, net	391,270	—	391,270	318,186	—	318,186
Inventories	346,366	65	346,431	254,792	78	254,870
Prepaid expenses and other current assets	28,545	—	28,545	24,387	—	24,387
Deferred income taxes	1,393	1,289	2,682	1,393	1,289	2,682

Total current assets	1,722,627	1,354	1,723,981	1,548,932	1,367	1,550,299
Property and equipment, net	180,206	—	180,206	178,152	—	178,152
Deposits and other assets	31,028	—	31,028	27,477	—	27,477
Goodwill	204,603	—	204,603	145,317	—	145,317
Intangible assets, net	22,989	—	22,989	15,421	—	15,421
Deferred income taxes, non-current	—	38,021	38,021	—	38,021	38,021

	$2,161,453	$39,375	$2,200,828	$1,915,299	$39,388	$1,954,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,147	$—	$298,147	$179,395	$—	$179,395
Accrued liabilities	236,239	140	236,379	259,264	—	259,264

Total current liabilities	534,386	140	534,526	438,659	—	438,659
Deferred income tax liabilities	8,260	(8,260)	—	8,260	(8,260)	—
Other long-term liabilities	10,156	7,526	17,682	10,624	9,412	20,036
Commitments and contingencies - see Note 12 and Note 14

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	371	—	371	360	—	360
Additional paid-in capital	907,097	165,950	1,073,047	798,071	167,533	965,604
Deferred compensation	—	—	—	(1,676)	(1,928)	(3,604)
Treasury stock	(262,142)	—	(262,142)	(212,142)	—	(212,142)
Accumulated other comprehensive loss, net	(2,451)	—	(2,451)	(1,957)	—	(1,957)
Retained earnings	965,776	(125,981)	839,795	875,100	(127,369)	747,731

Total stockholders’ equity	1,608,651	39,969	1,648,620	1,457,756	38,236	1,495,992

	$2,161,453	$39,375	$2,200,828	$1,915,299	$39,388	$1,954,687

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

Our NVIDIA GoForce handheld GPUs are now shipping in the new Motorola 3G RAZR V3X and the new Sony Ericsson Walkman phones. Our newest handheld GPU, the NVIDIA GoForce 5500 GPU, has been designed into Digital Video Broadcast—Handheld, or DVB-H, phones in North America and Europe, and Integrated Services Digital Broadcasting—Terrestrial, or ISDB-T, phones in Japan. Two out of the first three DVB-H television service launches in the world are based on phones powered by our handheld GPU.

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

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. Beginning in fiscal 2005, we implemented profit improvement initiatives across our company, which were designed to improve business and operational processes. During the first quarter of fiscal 2007, our gross margin was 42.3%, which represents an increase of 210 basis points from our gross margin of 40.2% for the fourth quarter of fiscal 2006, and an increase of 640 basis points from our gross margin of 35.9% for the first quarter of fiscal 2006. In addition to the positive impact on our gross margin from our implementation of profit improvement measures, we also realized improvement in the gross margin from our Handheld GPU Business, as well as a significant contribution from our GeForce 7 products, which have experienced higher than average gross margins.

Our gross margin is significantly impacted by product mix, which is often difficult to estimate with accuracy and thus if we achieve significant revenue growth in our lower margin businesses, it may negatively impact our gross margin. We believe that we can continue to improve our gross margin during the second half of fiscal 2007.

Stock-Based Compensation

Effective January 30, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period. As such, our stock-based compensation expense totaled $22.2 million, net of associated payroll taxes, during the first quarter of fiscal 2007.

Subsequent Events

Listing on the NASDAQ Stock Market. On September 11, 2006, NVIDIA filed a Form 12b-25 with the SEC to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. On September 12, 2006 NVIDIA announced that we would request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, in response to the receipt of a NASDAQ Staff Determination letter on September 11, 2006 indicating that NVIDIA was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of our Form 10-Q for the quarter ended July 30, 2006. Pending a decision by the Panel, NVIDIA common stock will remain listed on the NASDAQ Global Select Market. On October 19, 2006, we appeared for an oral hearing before the Panel and the Panel confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. The Panel’s decision is still pending. There can be no assurances that the Panel will grant our request for continued listing; however, by filing all of our required periodic reports with the SEC, we believe that we will have remedied our non-compliance with Marketplace Rule 4310(c)(14).

Lawsuits related to our historical stock option granting practices. Since September 29, 2006, nine derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. All cases purport to be brought derivatively on behalf of NVIDIA against members of our board of directors and several of our current and former officers. The cases are not currently consolidated, although all allege in substantially similar fashion claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, constructive fraud, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-Q/A, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

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

Other than related to our implementation of SFAS No. 123(R) during the three months ended April 30, 2006, as described above, there were no other material changes in our critical accounting policies and estimates during the first quarter of fiscal 2007 from those disclosed in our Annual Report on Form 10-K/A, or Form 10-K/A, for the year ended January 29, 2006. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Form 10-K/A for a discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated income statements expressed as a percentage of revenue.

	Three Months Ended
	April 30, 2006	May 1, 2005
	(As Restated)	(As Restated)
Revenue	100.0%	100.0%
Cost of revenue	57.7	64.1

Gross profit	42.3	35.9
Operating expenses:
Research and development	18.1	15.0
Sales, general and administrative	9.4	7.4

Total operating expenses	27.5	22.4

Operating income	14.8	13.5
Interest and other income, net	1.3	0.7

Income before income tax expense	16.1	14.2
Income tax expense	2.7	3.0
Cumulative effect of change in accounting principle, net of income tax	0.1	—

Net income	13.5%	11.2%

Three Months Ended April 30, 2006 and May 1, 2005

Revenue

Our operating segments are organized to bring all of our major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We report financial Revenue was $681.8 million for the first quarter of fiscal 2007 and $583.8 million for the first quarter of fiscal 2006, which represented an increase of 16.8%.

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

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor, overhead and non-cash stock-based compensation associated with such purchases, final test yield fallout, inventory provisions and shipping costs. Cost of revenue also includes development costs for license and service arrangements. Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on a number of factors, including the mix of types of products sold, average selling prices, introduction of new products, sales discounts, unexpected pricing actions by our competitors, the cost of product components, and the yield of wafers produced by the foundries that manufacture our products. Our gross margin was 42.3% and 35.9% for the first quarter of fiscal 2007 and the fist quarter of fiscal 2006, respectively.

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

Operating Expenses

Research and Development

	Three Months Ended		$ Change	% Change
	April 30, 2006	May 1, 2005
	(As Restated)	(As Restated)
	(in millions)
Research and Development:
Salaries and benefits	$68.0	$48.9	$19.1	39%
Computer software and lab equipment	12.9	10.9	2.0	18%
New product development	7.5	6.8	0.7	10%
Facility expense	8.1	7.8	0.3	4%
Depreciation and amortization	15.0	14.3	0.7	5%
Stock-based compensation	14.4	1.9	12.5	658%
License and development project costs	(5.8)	(4.7)	(1.1)	23%
Other	3.1	1.9	1.2	63%

Total	$123.2	$87.8	$35.4	40%

Research and development as a percentage of net revenue	18%	15%

Research and development expenses were $123.2 million and $87.8 million in the first quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $35.4 million, or 40%. This increase was primarily due to a $19.1 million increase in salaries and benefits related to 709 additional personnel, which included employees from both ULi and Hybrid Graphics, and an increase in payroll taxes due to an increase in stock option exercises. In addition, during the first quarter of fiscal 2007 we recorded $14.4 million of non-cash stock-based compensation expense related to research and development employees, an increase of $12.5 million, as a result of our adoption of SFAS No. 123(R). Computer software and lab equipment increased $2.0 million due to an increased allocation of information technology-related expenses based on the growth in our headcount, as well as purchases of software packages and computer systems for new personnel. These increases were offset by an increase of $1.1 million in license and development project costs, primarily related to development costs related to our collaboration with SCE and other engineering costs related to different development contracts, that are classified as cost of revenue in our condensed consolidated income statement or were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis.

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

Sales, General and Administrative

	Three Months Ended		$ Change	% Change
	April 30, 2006	May 1, 2005
	(As Restated)	(As Restated)
	(in millions)
Sales, General and Administrative:
Salaries and benefits	$32.8	$26.2	$6.6	25%
Advertising and promotions	14.5	12.1	2.4	20%

Legal and accounting fees	4.2	4.9	(0.7)	(14)%
Facility expense	4.0	3.1	0.9	29%

Depreciation and amortization	7.9	8.0	(0.1)	(1)%
Stock-based compensation (1)	6.6	(4.8)	11.4	(238)%
Other	(6.0)	(6.3)	0.3	(5)%

Total	$64.0	$43.2	$20.8	48%

Sales, general and administrative as a percentage of net revenue	9%	7%

(1)	Stock-based compensation includes charges/credits relating to payroll taxes accrued for as part of the restatement. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information

Sales, general and administrative expenses were $64.0 million and $43.2 million in the first quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $20.8 million, or 48%. During the first quarter of fiscal 2007, we recorded $6.6 million of non-cash stock-based compensation expense related to sales, general and administrative employees, an increase of $11.4 million, as a result of our adoption of SFAS No. 123(R). Salaries and benefits increased $6.6 million related to 170 additional personnel and an increase in payroll taxes due to an increase in stock option exercises. Advertising and promotions increased $2.4 million primarily related to an increase in marketing development fund programs and an increase in travel related expenses primarily due to our ongoing international expansion, offset by a decrease in advertising expense.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations, expand our sales, launch our new products and protect our business interests and these expenses may be independent of our current level of revenue.

Stock-Based Compensation

Stock-based compensation expense, totaled $22.2 million during the first quarter of fiscal 2007 as compared to a credit of $2.6 million during the first quarter of fiscal 2006. Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock-based employee compensation plans. As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” for further discussion of our stock-based compensation expense recorded under APB 25.

We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during the three months ended April 30, 2006, we recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. We recognize SFAS No.123 stock-based compensation expense using the straight-line attribution method. As of April 30, 2006, the unearned stock-based compensation balance was $190.3 million and will be recognized over an estimated weighted average amortization period of 2.3 years. We anticipate that our stock-based compensation expense will increase during the second quarter of fiscal 2007. Stock-based compensation charges are included in the “all other” category for segment reporting purposes.

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

Income Taxes

We recognized income tax expense of $18.7 million and $17.7 million in the first quarter of fiscal 2007 and fiscal 2006, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 17% for the first quarter of fiscal 2007 and 21.2% for the first quarter of fiscal 2006. Our effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions.

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

Operating activities generated cash of $49.5 million and $89.6 million during the first three months of fiscal 2007 and fiscal 2006, respectively. Cash flows from operating activities for the first quarter of fiscal 2007 were derived primarily from our net income of $92.1 million. On our consolidated balance sheet, accounts payable increased $118.8 million and inventories increased $91.6 million primarily as a result of our build-up of inventories, related mostly to several of our newly-introduced GeForce 7 products in anticipation of future sales of such products. Accounts receivable increased $73.1 million, primarily due to increased sales and decreased linearity of sales and decreased cash collections during the first quarter of fiscal 2007 when compared to the fourth quarter of fiscal 2006. During the first quarter of fiscal 2007, we recorded $24.1 million of non-cash stock-based compensation expense as a result of our adoption of SFAS No. 123(R). Accrued liabilities decreased $22.9 million primarily due to a $14.6 million decrease in payroll and related tax accruals as a result of the timing of the end of the first quarter of fiscal 2007.

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

Financing activities generated cash of $43.9 million and used cash of $12.5 million during the first three months of fiscal 2007 and fiscal 2006, respectively. Net cash generated by financing activities during the first three months of fiscal 2007 was primarily a result of $86.7 million of proceeds that we received from common stock issued under our employee stock plans, offset by $50.0 million of cash used in our stock repurchase program.

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

Contractual Obligations

There were no material changes in our contractual obligations from those disclosed in our Form 10-K/A. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K/A for a description of our contractual obligations.

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

The Audit Committee’s review was completed on November 13, 2006 when the Audit Committee reported its findings to the full Board of Directors. The review covered option grants to all employees, directors and consultants for all grant dates during the period from the Company’s initial public offering in January 1999 through June 2006. As part of its review, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

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

In accordance with APB 25, with respect to periods through January 29, 2006, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 30, 2006 (the beginning of our fiscal year 2007), we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), or SFAS No. 123(R), Share-Based Payment. Changes in measurement dates have also contributed to incremental fair value of options under SFAS No. 123. As of the end of our fiscal year 2006, the unamortized incremental fair value charges resulting from the Audit Committee’s review were approximately $13.0 million, of which approximately $9.0 million are expected to be amortized in our fiscal year 2007.

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

Improper Measurement Dates for Stock Option Grants during Fiscal Year 2000. In connection with certain stock option grants to newly-hired employees (and, to a much lesser degree, retention grants to existing employees) during a portion of fiscal year 2000, our practice was to delay the selection of the related grant dates until the end of a two-month period in the fiscal quarter during which the employees who received the grants began their employment with NVIDIA. As a result of this practice, the exercise price of the related option grants was not determined until subsequent to the stated grant date. We also determined that, during fiscal year 2000, we generally set the grant date and exercise price of employee option grants for new hires and promotions at the lowest price of the last few business days of the month of their hire or promotion (or of the following month in certain two-month periods that were chosen for an indeterminate reason). As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. In addition, we also determined that the exercise price or the number of options to be granted had not been determined, or the proper approval had not been given, for various other miscellaneous option grants during fiscal year 2000 until after the stated grant date — resulting in new measurement dates for accounting purposes for the related options.

Other Issues Identified. We also identified instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued. For example, two grants were made to officers of NVIDIA by the chief executive officer under delegated authority; however, under the terms of the applicable plan, the option grant should have been made by the our Board or the Compensation Committee. There were also instances where (1) option grants were made to a small group of employees who joined NVIDIA pursuant to a business combination, and to a few other employees in certain instances, with stated exercise prices below the fair market value of our common stock on the actual measurement date of the related grants; and (2) option grants were made to a few individuals who were contractors rather than employees, without recording the appropriate accounting charges. The accounting impact of these items was cumulatively less than $6.0 million. In addition, the Audit Committee did not find any evidence that these violations were committed for improper purposes.

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

As part of the restatement, for the three month period ended April 30, 2006 we recorded incremental stock-based compensation charges of $1.1 million, a net benefit for payroll taxes resulting from the expiration of statute of limitations of $1.9 million, and associated income tax charges of $0.1 million. For the three month period ended May 1, 2005 we recorded incremental stock-based compensation charges of $2.5 million, a net benefit for payroll taxes resulting from the expiration of statute of limitations of $5.1 million, and associated income tax charges of $1.5 million.

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

As a result of the findings of the Audit Committee, we concluded that we needed to amend our Original Filing and restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures in an amended Annual Report on Form 10-K/A for our fiscal year ended January 29, 2006.

Management’s Conclusion Regarding the Effectiveness of Internal Control over Stock Option Grant Practices

In assessing whether our disclosure controls and procedures were effective as of April 30, 2006, management considered, among other things, the impact of the restatement of the financial statements for fiscal years 2004, 2005, and 2006, the nature of the restatement as disclosed in Note 2 to the Condensed Consolidated Financial Statements, and the effectiveness of internal control in this area as of April 30, 2006.

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

Specifically, during our fiscal years 2003 through 2006, NVIDIA implemented new policies and processes to provide greater internal controls over our stock option grant approvals, including:

•	enhanced processes surrounding Company-wide annual and semi-annual performance grants, especially pertaining to advanced planning, approval timelines, documentation, and communication;

•	improved procedures related to the administration of option grants related to newly-hired employees;

•	hiring of additional qualified personnel in the areas of financial accounting and reporting as well as legal;

•	documentation and testing of key controls in the area of stock administration, including controls based in processes driven by our human resource department;

•	review and approval by the Compensation Committee of our stock option grant guidelines and policies;

•	timely approval of stock option grants by the Compensation Committee;

•	enhanced focus on the establishment of guidelines in order to achieve a high level of objectivity in the determination of stock option grants made to all employees; and

•	increased review of our stock option grant plans and approval processes and documentation by our legal counsel.

Management has concluded therefore that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of January 29, 2006.

Audit Committee’s Recommended Further Measures Regarding Stock Option Grants

The Audit Committee noted that management had significantly improved our stock option grant practices since May 2003. However, the Audit Committee recommended, and our Board of Directors approved, the following best practices, which we intend to adopt, for consideration in light of its review into our past stock option grant processes:

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

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q/A was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-Q.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 14, “Litigation” and Note 17, “Subsequent Events Related to the Review of Stock Option Practices”, for discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of risk factors associated with our business previously disclosed in Part I, Item 1A. “Risk Factors” of our Form 10-K/A.

Business Risks

In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Quarterly Report on Form 10-Q/A, or Form 10-Q/A. Any one of the following risks could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Operations

The matters relating to the Audit Committee of the Board of Directors’ review of our historical stock option granting practices and the restatement of our consolidated financial statements may result in future litigation, which could harm our financial results.

On August 10, 2006, NVIDIA announced that the Audit Committee of the Board of Directors, with the assistance of outside legal counsel, was conducting a review of our stock option practices covering the time from NVIDIA’s initial public offering in 1999 (our fiscal year 2000) through June 2006. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the  Audit Committee has reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, NVIDIA has recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants.

The Audit Committee’s review of NVIDIA’s stock option practices identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended January 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended April 30, 2006, to restate the consolidated financial statements contained in those reports.

This review of our historical stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part II, Item 3, “Legal Proceedings”, several derivative complaints have been filed pertaining to allegations relating to stock option grants. We cannot assure you that these or future similar complaints, or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-Q/A, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing of our subsequent SEC reports and the delisting of our common stock from the NASDAQ Global Select Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements for further information.

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

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development efforts, our operating expenses would increase. We have substantially increased our engineering and technical resources and have 1,997 full-time employees engaged in research and development as of April 30, 2006, compared to 1,654 employees as of January 29, 2006. Research and development expenditures were $123.2 million and $87.8 million for the first quarter of fiscal 2007 and fiscal 2006, respectively. Research and development expenses for the first quarter of fiscal 2007 included $14.4 million related to non-cash stock-based compensation, net of associated payroll taxes, which we recorded in that quarter as a result of our adoption of SFAS No. 123(R). If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

During the first quarter of fiscal 2007, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 27.5% of our total revenue as compared to 22.4% of our total revenue during the first quarter of fiscal 2006. Operating expenses for the first quarter of fiscal 2007 included $20.9 million related to non-cash stock-based compensation, net of associated payroll taxes, which we recorded in that quarter as a result of our adoption of SFAS No. 123(R). Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

Any one or more of the factors discussed in this Form 10-Q/A or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

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

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. As a result of adjustments arising from our restatement described in Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings,” of the Notes to our Condensed Consolidated Financial Statements, our operating results contain recorded amounts of stock-based compensation expense. For our fiscal years 2000 through 2006, this stock-based compensation expense was calculated using primarily the intrinsic value-based method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. Although the SEC delayed the effective date of SFAS No. 123(R), it is now effective. SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the first quarter of fiscal 2007, we recorded $22.2 million related to stock-based compensation, net of associated payroll tax, which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 30, 2006 through February 26, 2006	—		$—		—		$86,846,554
February 27, 2006 through March 26, 2006	—		$—		—		$486,846,554
March 27, 2006 through April 30, 2006	2,079,440	(3)	$24.04		2,079,440	(3)	$436,846,554

Total	2,079,440		$24.04	(2)	2,079,440

(1)	On August 9, 2004, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $700.0 million on the open market, in negotiated transactions or through structured stock repurchase agreements through August 2007.
(2)	Represents weighted average price paid per share during the first quarter of fiscal 2007.
(3)	As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the first quarter of fiscal 2007, we repurchased 2.1 million shares of our common stock for $50.0 million under a structured share repurchase transaction. This transaction required that we make an up-front payment. Subsequent to April 30, 2006, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $75.0 million that we expect to settle prior to the end of our second quarter of fiscal 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006	10-K	0-23985	3.3	3/16/06

10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/07/06

10.2	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/06

10.3+	NVIDIA Corporation Fiscal Year 2007 Variable Compensation Plan	8-K	0-23985	10.1	4/03/06

10.4+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.2	4/03/06

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

+	Management contract, compensatory plan or arrangement.
#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2006.

NVIDIA Corporation

By:	/s/ MARVIN D. BURKETT
Marvin D. Burkett Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006	10-K	0-23985	3.3	3/16/06

10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/07/06

10.2	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/06

10.3+	NVIDIA Corporation Fiscal Year 2007 Variable Compensation Plan	8-K	0-23985	10.1	4/03/06

10.4+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.2	4/03/06

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

+	Management contract, compensatory plan or arrangement.
#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

1