Form 10-Q
period 2006-07-30
NVIDIA CORP
filed 2006-11-29
CIK 1045810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2006 was 355,544,989 shares.

NVIDIA CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 30, 2006	January 29, 2006
		(As Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$388,423	$551,756
Marketable securities	462,744	398,418
Accounts receivable, net	459,636	318,186
Inventories	378,661	254,870
Prepaid expenses and other current assets	34,143	24,387
Deferred income taxes	2,682	2,682

Total current assets	1,726,289	1,550,299
Property and equipment, net	177,144	178,152
Deposits and other assets	37,527	27,477
Goodwill	203,657	145,317
Intangible assets, net	29,428	15,421
Deferred income taxes, non-current	9,784	38,021

	$2,183,829	$1,954,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,916	$179,395
Accrued liabilities	274,128	259,264

Total current liabilities	505,044	438,659
Other long-term liabilities	24,237	20,036
Commitments and contingencies - see Note 12 and Note 14

Stockholders’ equity:
Preferred stock	—	—
Common stock	373	360
Additional paid-in capital	1,117,121	965,604
Deferred compensation	—	(3,604)
Treasury stock	(387,120)	(212,142)
Accumulated other comprehensive loss, net	(2,374)	(1,957)
Retained earnings	926,548	747,731

Total stockholders’ equity	1,654,548	1,495,992

	$2,183,829	$1,954,687

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
		(As Restated) (1)		(As Restated) (1)
Revenue	$687,519	$574,812	$1,369,326	$1,158,658
Cost of revenue (A)	395,391	357,437	788,525	731,422

Gross profit	292,128	217,375	580,801	427,236
Operating expenses:
Research and development (A)	127,257	87,113	250,459	174,948
Sales, general and administrative (A)	69,055	52,669	133,017	95,886

Total operating expenses	196,312	139,782	383,476	270,834

Operating income	95,816	77,593	197,325	156,402
Interest income	8,818	4,867	17,626	8,762
Interest expense	(6)	(2)	(7)	(12)
Other income (expense), net	(106)	354	(350)	842

Income before income tax expense	104,522	82,812	214,594	165,994
Income tax expense	17,769	8,979	36,481	26,639

Income before change in accounting principle	86,753	73,833	178,113	139,355
Cumulative effect of change in accounting principle	—	—	704	—

Net income	$86,753	$73,833	$178,817	$139,355

Basic net income per share:
Prior to cumulative effect of change in accounting principle	$0.25	$0.22	$0.51	$0.41
Cumulative effect of change in accounting principle	—	—	—	—

Basic net income per share	$0.25	$0.22	$0.51	$0.41

Shares used in basic per share computation	350,244	337,886	349,090	337,590

Diluted net income per share:
Prior to cumulative effect of change in accounting principle	$0.22	$0.20	$0.46	$0.39
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net income per share	$0.22	$0.20	$0.46	$0.39

Shares used in diluted per share computation	385,589	361,674	387,485	361,287

(A) Results for the three and six months ended July 30, 2006 and July 31, 2005 include stock-based compensation expense, net of associated payroll taxes, as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
		(As Restated)		(As Restated)
Cost of revenue	$1,746	$159	$2,973	$451
Research and development	16,588	1,299	31,014	3,221
Sales, general and administrative	10,532	986	17,104	(3,855)

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 30, 2006	July 31, 2005
		(As Restated) (1)
Cash flows from operating activities:
Net income	$178,817	$139,355
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(704)	—
In-process research and development	602	—
Depreciation and amortization	48,239	49,667
Deferred income taxes	28,237	—
Stock-based compensation	51,953	5,105
Bad debt expense (recovery)	15	(477)
Excess tax benefits from stock-based compensation	(14,362)	—
Other	36	85
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(132,259)	(48,637)
Inventories	(118,315)	14,563
Prepaid expenses and other current assets	(8,883)	(4,937)
Deposits and other assets	(4,399)	(6,943)
Accounts payable	32,508	(17,176)
Accrued liabilities	5,913	6,321

Net cash provided by operating activities	67,398	136,926

Cash flows from investing activities:
Purchases of marketable securities	(159,034)	(133,214)
Sales and maturities of marketable securities	94,293	115,614
Purchases of property and equipment and intangible assets	(40,778)	(42,689)
Acquisition of businesses, net of cash and cash equivalents	(67,026)	—

Net cash used in investing activities	(172,545)	(60,289)

Cash flows from financing activities:
Common stock issued under employee stock plans	102,430	55,895
Stock repurchase	(174,978)	(98,509)
Excess tax benefits from stock-based compensation	14,362	—
Other	—	(365)

Net cash used in financing activities	(58,186)	(42,979)

Change in cash and cash equivalents	(163,333)	33,658
Cash and cash equivalents at beginning of period	551,756	208,512

Cash and cash equivalents at end of period	$388,423	$242,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$12

Cash paid for income taxes, net	$24,645	$1,838

Other non-cash activities:
Assets acquired by assuming related liabilities	$13,506	—

Application of customer advance to accounts receivable	$—	$10,000

Unrealized losses from marketable securities	$697	$944

Deferred compensation	$3,604	$74

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

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

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. The first and second quarters of fiscal 2007 and fiscal 2006 were all 13-week quarters.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the financial statements. Any differences between tax liability amounts recognized in the statements of operations as a result of adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 will be effective as of first quarter of fiscal 2008. We are currently evaluating the impact that FIN 48 might have on our financial statements. We believe that the cumulative effect of adoption of FIN 48 could result in a change to the beginning balance of retained earnings.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB No. 108 in our fiscal year 2008. We do not believe the adoption of SAB No. 108 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 29, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

As part of the restatement, for the three and six month period ended July 31, 2005, we recorded incremental stock-based compensation charges of $2.0 million and $4.5 million, a net (benefit)/charge for payroll taxes resulting from the expiration of statute of limitations of $0.4 million and $(4.7) million, and associated income tax (benefit)/charges of $(1.4) million and $0.1 million, respectively.

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

As a result of the findings of the Audit Committee, we concluded that we needed to amend our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures, and our Form 10-Q for the three months ended April 30, 2006.

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three and six months ended July 31, 2005.

	Three Months Ended			Six Months Ended
	July 31, 2005			July 31, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except share and per share data)
Revenue	$574,812	$—	$574,812	$1,158,658	$—	$1,158,658
Cost of revenue (A)	357,278	159	357,437	730,971	451	731,422

Gross profit	217,534	(159)	217,375	427,687	(451)	427,236
Operating expenses:
Research and development (A)	85,814	1,299	87,113	171,727	3,221	174,948
Sales, general and administrative (A)	51,683	986	52,669	99,741	(3,855)	95,886
Settlement costs	—	—	—	—	—	—

Total operating expenses	137,497	2,285	139,782	271,468	(634)	270,834

Operating income	80,037	(2,444)	77,593	156,219	183	156,402
Interest income	4,867	—	4,867	8,762	—	8,762
Interest expense	(2)	—	(2)	(12)	—	(12)
Other income (expense), net	354	—	354	842	—	842

Income before income tax expense	85,256	(2,444)	82,812	165,811	183	165,994
Income tax expense	10,419	(1,440)	8,979	26,530	109	26,639

Net income	$74,837	$(1,004)	$73,833	$139,281	$74	$139,355

Basic net income per share:	$0.22	—	$0.22	$0.41	—	$0.41

Diluted net income per share:	$0.21	(0.01)	$0.20	$0.39	—	$0.39

Shares used in basic per share computation	337,886	—	337,886	337,590	—	337,590
Shares used in diluted per share computation	361,580	94	361,674	361,224	63	361,287

(A)	Results for the three and six months ended July 31, 2005 include stock-based compensation expense net of associated payroll taxes, as restated, as follows:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
	(As Restated)(1)	(As Restated)(1)
Cost of revenue	$159	$451
Research and development	1,299	3,221
Sales, general and administrative	986	(3,855)

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

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007 as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans was as follows for the three and six months ended July 31, 2005:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
	(As Restated)	(As Restated)
	(In thousands, except per share data)	(In thousands, except per share data)
Net income, as reported	$73,833	$139,355
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,101	4,288
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25,438)	(44,589)

Pro forma net income	$50,496	$99,054

Basic net income per share - as reported	$0.22	$0.41
Basic net income per share - pro forma	$0.15	$0.29
Diluted net income per share - as reported	$0.20	$0.39
Diluted net income per share - pro forma	$0.14	$0.28

Impact of the adoption of SFAS No. 123(R)

We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during the three and six months ended July 30, 2006, we recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. We recognized stock-based compensation expense using the straight-line attribution method. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three and six month periods ended July 30, 2006 was as follows:

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Three Months Ended July 30, 2006	Six Months Ended July 30, 2006
	(In thousands, except per share data)	(In thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$27,786	$49,405
Employee stock purchase plan	1,539	3,140
Amount capitalized as inventory	(459)	(1,454)

Total stock-based compensation	28,866	51,091
Tax effect of stock-based compensation	(3,009)	(5,745)

Net effect on net income	$25,857	$45,346

Effect on net income per share:
Basic	$0.07	$0.13
Diluted	$0.07	$0.12

Prior to adopting SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. However, as required by our adoption of SFAS No. 123(R) during the three and six months ended July 30, 2006, we began classifying cash flows resulting from excess tax benefits as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation for such options. The effect of this change in classification on our Statement of Cash Flows for the three and six months ended July 30, 2006 is as follows:

	Three Months Ended July 30, 2006	Six Months Ended July 30, 2006
	(In thousands)	(In thousands)
Cash flows from operations	$(7,032)	$(14,362)
Cash flows from financing activities	$7,032	$14,362

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from accounting change of $0.7 million for the three months ended April 30, 2006, which reflects the net cumulative impact of estimating forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

As of January 30, 2006, we had unearned stock-based compensation related to stock options of $167.9 million before the impact of estimated forfeitures. In our pro forma footnote disclosures prior to the adoption of SFAS No. 123(R), we accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 30, 2006, we estimated that stock-based compensation expense for the awards that are not expected to vest was $32.4 million, and, therefore, the unearned stock-based compensation expense related to stock options was adjusted to $135.5 million after estimated forfeitures.

During the three and six months ended July 30, 2006, we granted approximately 0.9 million and 6.8 million stock options, respectively, with an estimated total grant-date fair value of $9.7 million and $73.6 million, respectively, and a weighted average grant date fair value of $10.57 per option and $10.74 per option, respectively. Of this amount, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $1.9 million and $14.2 million for the three and six months ended July 30, 2006, respectively. During the three and six months ended July 30, 2006, we recorded stock-based compensation expense related to stock options of $27.8 million and $49.4 million, respectively.

As of July 30, 2006, the aggregate amount of unearned stock-based compensation expense related to our stock options was $176.3 million, adjusted for estimated forfeitures, which we will recognize over an estimated weighted average amortization period of 2.0 years.

Approximately $0.4 and $1.4 million of stock-based compensation was capitalized as inventory for the three months and six months ending July 30, 2006, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Stock-based compensation expense that would have been recorded under APB No. 25 during the three and six months ended July 30, 2006 was approximately $0.8 million and $2.5 million, respectively. Upon our adoption of SFAS No. 123(R), we reclassified the unearned stock-based compensation expense balance of approximately $3.6 million that would have been recorded under APB No. 25 to additional-paid-in-capital in our Condensed Consolidated Balance Sheet.

Valuation Assumptions

During the three months ended May 1, 2005, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans. As a result of regulatory guidance, including SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and in anticipation of the impending effective date of SFAS No. 123(R), we reevaluated the assumptions we used to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in the first quarter of fiscal 2006. At that time, our management also determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. Additionally, in the first quarter of fiscal 2006, we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model. As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan we continued to use the Black-Scholes model. The fair value of stock options granted under our stock option plans, and shares issued under our employee stock purchase plan have been estimated at the date of grant using a straight-line attribution method with the following assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
	(Using a binomial model)	(Using a binomial model)	(Using the Black- Scholes model)	(Using the Black- Scholes model)
Expected life (in years)	3.6 - 5.1	3.6 - 5.1	0.5 – 2.0	0.5 - 2.0
Risk free interest rate	5.1%	4.1%	2.3% – 4.6%	1.1% - 2.1%
Volatility	41% - 51%	40% - 46%	30% - 41%	41%
Dividend yield	—	—	—	—

	Stock Options		Employee Stock Purchase Plan
	Six Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
	(Using a binomial model)	(Using a binomial model)	(Using the Black- Scholes model)	(Using the Black- Scholes model)
Expected life (in years)	3.6 – 5.1	3.6 - 5.1	0.5 – 2.0	0.5 - 2.0
Risk free interest rate	4.7% – 5.1%	4.0%	1.6% - 4.6%	1.1% - 2.1%
Volatility	39% - 51%	37% - 48%	30% - 45%	41%
Dividend yield	—	—	—	—

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2000 Nonstatutory Equity Incentive Plan. The 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, provides for the issuance of our common stock to employees and affiliates who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses and restricted stock purchase rights. Option grants issued under the 2000 plan generally expire in six to ten years. Grants made after May 8, 2003 generally have six year terms. Until April 2004, initial options granted to new employees would vest over four years, with 25% of the shares vesting one year from the date of grant and the remaining 75% of the shares vesting each quarter over the subsequent three years. During this same time period, stock options granted to existing employees generally would vest each quarter over a four-year period from the date of grant. Beginning in April 2004, initial options granted to new employees generally vest over a three-year period on a quarterly basis. Grants to existing employees in recognition of performance generally also vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option vest in equal quarterly installments over a nine month period.

1998 Equity Incentive Plan. The Equity Incentive Plan, or the 1998 Plan, provides for the issuance of stock bonuses, restricted stock purchase rights, stock appreciation rights, incentive stock options or nonstatutory stock options. Option grants issued under the 1998 Plan generally expire in six to ten years. Vesting periods are determined by the Board of Directors, or Board, or the Compensation Committee of the Board. Initial option grants made after February 10, 2004 under the 1998 Plan to new employees generally vest over a three year period on a quarterly basis. Subsequent option grants to existing employees are generally granted for performance and generally vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option vest in equal quarterly installments over a nine month period.

1998 Non-Employee Directors’ Stock Option Plan. In February 1998, our Board of Directors adopted the 1998 Non-Employee Directors’ Stock Option Plan, or the Directors Plan, to provide for the automatic grant of non-qualified options to purchase shares of our common stock to our directors who are not employees or consultants of, or of an affiliate of, NVIDIA.

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

The following table summarizes the combined activity under the 2000 Plan, 1998 Plan, and the Directors Plan as of and for the six months ended July 30, 2006:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, January 29, 2006	31,310,976	87,958,480	$9.50
Authorized	—	—	—
Granted	(6,807,088)	6,807,088	27.01
Exercised	—	(11,544,368)	7.86
Cancelled	1,090,344	(1,090,344)	12.19

Balances, July 30, 2006	25,594,222	82,130,866	$11.14	4.1	$978,467,916
Vested and expected to vest at July 30, 2006		79,509,041	$11.02	4.0	$927,026,941
Options exercisable at July 30, 2006		47,268,849	$8.30	3.7	$679,744,670

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at July 30, 2006, based on the $22.67 closing stock price of our common stock on The NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of July 30, 2006 was 76.7 million and 47.2 million, respectively.

	Three Months Ended July 30, 2006	Six Months Ended July 30, 2006

Weighted average grant date fair value of options granted	$10.57 per share	$10.74 per share

Total intrinsic value of options exercised	$34.8 million	$196.5 million

Total cash received from employees as a result of employee stock option exercises	$15.8 million	$90.7 million

Tax benefits realized as a result of employee stock option exercises	$11.1 million	$22.5 million

We settle employee stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than options described above as of July 30, 2006.

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
		(As Restated)		(As Restated)
	(In thousands, except per share data)
Numerator:
Net income	$86,753	$73,833	$178,817	$139,355
Denominator:
Denominator for basic net income per share, weighted average shares	350,244	337,886	349,090	337,590
Effect of dilutive securities:
Stock options outstanding	35,345	23,788	38,395	23,697

Denominator for diluted net income per share, weighted average shares	385,589	361,674	387,485	361,287

Net income per share:
Basic net income per share	$0.25	$0.22	$0.51	$0.41

Diluted net income per share	$0.22	$0.20	$0.46	$0.39

Diluted net income per share for the three and six months ended July 30, 2006 does not include the effect of 7.5 million and 6.8 million anti-dilutive common equivalent shares, respectively. Diluted net income per share for the three and six months ended July 31, 2005 does not include the effect of 8.2 million and 22.6 million anti-dilutive common equivalent shares, respectively.

Note 5 - Acquisition of ULi Electronics, Inc.

On February 20, 2006, we completed our acquisition of ULi Electronics, Inc., or ULi, a core logic developer for the personal computer, or PC, industry. The acquisition represents our ongoing investment in our platform solution strategy and is expected to strengthen our sales, marketing, and customer engineering presence in Taiwan and China. The aggregate purchase price consisted of cash consideration of approximately $53.1 million.

We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development, or IPR&D, if identified, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of July 30, 2006:

	Fair Market Value	Straight-Line Depreciation/ Amortization Period
	(In thousands)
Cash	$21,551
Accounts receivable	8,148	—
Inventories	4,023	—
Other assets	935	—
Property and equipment	1,013	4 - 49 months
Goodwill	30,864	—
Intangible assets:
Existing technology	2,490	3 years
Customer relationships	653	3 years

Total assets acquired	69,677

Current liabilities	(15,721)	—
Acquisition related costs	(881)	—

Total liabilities assumed	(16,602)

Net assets acquired	$53,075

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The pro forma results of operations have not been presented for the acquisition of ULi because the effect of this acquisition was not considered material.

Note 6 - Acquisition of Hybrid Graphics Ltd.

On March 29, 2006, we completed our acquisition of Hybrid Graphics Ltd., or Hybrid Graphics. Hybrid Graphics is a developer of embedded 2D and 3D graphics software for handheld devices. We believe that the acquisition will enable the customers of both companies to deploy rich graphics solutions for the worldwide handheld market. The aggregate purchase price consisted of cash consideration of approximately $36.7 million.

We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as IPR&D, if identified, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of July 30, 2006:

	Fair Market Value	Straight-Line Depreciation/ Amortization Period
	(In thousands)
Cash	$1,180
Accounts receivable	1,056	—
Other assets	74	—
Property and equipment	238	1-36 months
In-process research and development	602	—
Goodwill	27,460	—
Intangible assets:
Existing technology	5,179	3 years
Customer relationships	2,650	3 years
Trademark	482	3 years
Non-compete agreements	72	3 years

Total assets acquired	38,993

Current liabilities	(1,301)	—
Acquisition related costs	(719)	—
Long-term liabilities	(301)	—

Total liabilities assumed	(2,321)

Net assets acquired	$36,672

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

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three and six months ended July 30, 2006 and July 31, 2005 are as follows:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Three months ended July 30, 2006
Allowance for sales returns	$11,566	$12,417	$(11,602)	$12,381

Three months ended July 31, 2005
Allowance for sales returns	$10,805	$8,213	$(8,331)	$10,687

Six months ended July 30, 2006
Allowance for sales returns	$10,239	$24,192	$(22,050)	$12,381

Six months ended July 31, 2005
Allowance for sales returns	$11,687	$14,144	$(15,144)	$10,687

(1)	Allowances for sales returns are charged as a reduction to revenue.
(2)	Represents amounts written off against the allowance for sales returns.

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

Note 8 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
		(As Restated)		(As Restated)
	(In thousands)
Net income	$86,753	$73,833	$178,817	$139,355
Net change in unrealized losses on available-for-sale securities	156	(526)	(656)	(1,245)
Tax effect of unrealized losses on available-for-sale securities	(63)	105	262	249
Reclassification adjustments for net realized losses on available-for-sale securities included in net income	(28)	138	(41)	301
Tax effect of reclassification adjustments for net realized losses on available-for-sale securities included in net income	11	(27)	17	(60)

Total comprehensive income	$86,829	$73,523	$178,399	$138,600

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

Note 10 - Goodwill and Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years on a straight-line basis. The components of our amortizable intangible assets are as follows:

	July 30, 2006			January 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$23,086	$(15,549)	$7,537	$21,586	$(13,595)	$7,991
Patents	32,750	(21,967)	10,783	23,750	(19,911)	3,839
Acquisition-related	38,612	(27,815)	10,797	27,086	(24,516)	2,570
Trademarks	11,310	(11,310)	—	11,310	(10,807)	503
Other	1,494	(1,183)	311	1,494	(976)	518

Total intangible assets	$107,252	$(77,824)	$29,428	$85,226	$(69,805)	$15,421

The $11.5 million increase in the gross carrying amount of acquisition-related intangible assets is related to $3.1 million and $8.4 million of intangible assets that resulted from our acquisitions of ULi and Hybrid Graphics, respectively, during the three months ended April 30, 2006. Please refer to Note 5 and Note 6 of our Notes to Condensed Consolidated Financial Statements for further information. In addition, the $9.0 million increase in the gross carrying amount of patents is related primarily to patents licensed from Opti Incorporated as a result of the license and settlement agreements described in Note 17 of our Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Amortization expense associated with intangible assets for the three and six months ended July 30, 2006 was $4.0 million and $8.1 million, respectively. Amortization expense associated with intangible assets for the three and six months ended July 31, 2005 was $4.4 million and $8.7 million, respectively. Amortization expense for the net carrying amount of intangible assets at July 30, 2006 is estimated to be $7.3 million for the remainder of fiscal 2007, $11.1 million in fiscal 2008, $8.9 million in fiscal 2009, and $2.1 million in fiscal 2010 and thereafter.

As of July 30, 2006 and January 29, 2006, the carrying amount of goodwill is as follows:

	July 30, 2006	January 29, 2006
	(In thousands)
3dfx	$75,326	$75,326
MediaQ	52,913	52,913
ULi	30,864	—
Hybrid Graphics	27,460	—
Other	17,094	17,078

Total goodwill	$203,657	$145,317

During the six months ended July 30, 2006, we recorded $30.9 million and $27.5 million as goodwill related to our acquisitions of ULi and Hybrid Graphics, respectively. These acquisitions were accounted for under the purchase method of accounting. We intend to assign the goodwill related to our acquisition of ULi to our media and communications processor, or MCP, Business and the goodwill related to our acquisition of Hybrid Graphics to our Handheld graphics processing unit, or GPU, Business.

Note 11 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three months ended July 30, 2006 were not material, and net realized gains for the six months ended July 30, 2006 were $0.1 million. Net realized losses for the three and six months ended July 31, 2005 were $0.1 million and $0.3 million, respectively.

Note 12 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 30, 2006	January 29, 2006
		(As Restated)
	(In thousands)
Inventories:
Raw materials	$29,087	$25,743
Work in-process	146,566	107,847
Finished goods	203,008	121,280

Total inventories	$378,661	$254,870

The significant increase in finished goods inventories primarily relates to our build-up of inventory levels of several of our new GeForce 7 products in the second quarter of fiscal 2007.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

At July 30, 2006, we had outstanding inventory purchase obligations totaling $449 million.

	July 30, 2006	January 29, 2006
	(In thousands)
Prepaid Expenses and Other Current Assets:
Prepaid expenses	$25,327	$19,265
Other current assets	8,816	5,122

Total deposits and other assets	$34,143	$24,387

	July 30, 2006	January 29, 2006
	(In thousands)
Deposits and Other Assets:
Investments in non-affiliates	$11,684	$11,684
Long-term prepayments	15,686	7,504
Other	10,157	8,289

Total deposits and other assets	$37,527	$27,477

	July 30, 2006	January 29, 2006
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$115,396	$90,056
Deferred revenue	1,229	217
Taxes payable	42,191	58,355
Accrued payroll and related expenses	59,828	53,080
Deferred rent	12,092	11,879
Accrued legal settlement	30,600	30,600
Other	12,792	15,077

Total accrued liabilities	$274,128	$259,264

	July 30, 2006	January 29, 2006
		(As Restated)
	(In thousands)
Other Long-term Liabilities:
Asset retirement obligations	$6,515	$6,440
Other long-term liabilities	17,722	13,596

Total other long-term liabilities	$24,237	$20,036

Note 13 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Our operating segments are organized to bring all of our major product groups in line with our strategy to be the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; the Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and the Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU for SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and embedded graphics processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses, and stock-based compensation, which total $58.4 million for the second quarter of fiscal 2007, $30.0 million for the second quarter of fiscal 2006, $108.5 million for the first half of fiscal 2007, and $51.0 million for the first half of fiscal 2006, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory devices. Certain prior period amounts have been restated to conform to the presentation of our current fiscal quarter.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	GPU	MCP	Handheld GPU	Consumer Electronics	All Other		Consolidated
					(As Restated)
	(In thousands)
Three Months Ended July 31, 2005:
Revenue	$385,826	$75,872	$2,135	$81,543	$29,436		$574,812
Depreciation expense	$8,219	$3,080	$2,882	$337	$8,062		$22,580
Operating income (loss)	$72,737	$5,340	$(10,115)	$40,787	$(31,156	) (A)	$77,593
Six Months Ended July 31, 2005:
Revenue	$795,752	$147,677	$9,897	$139,621	$65,711		$1,158,658
Depreciation expense	$16,279	$6,190	$6,040	$697	$15,702		$44,908
Operating income (loss)	$150,868	$12,263	$(25,975)	$69,727	$(50,481	) (A)	$156,402

	GPU	MCP	Handheld GPU	Consumer Electronics	All Other	Consolidated
	(In thousands)
Three Months Ended July 30, 2006:
Revenue	$459,077	$139,141	$27,344	$27,821	$34,136	$687,519
Depreciation expense	$7,052	$4,278	$5,561	$67	$7,661	$24,619
Operating income (loss)	$128,166	$7,863	$(4,311)	$21,129	$(57,031)	$95,816
Six Months Ended July 30, 2006:
Revenue	$911,508	$257,525	$58,065	$53,983	$88,245	$1,369,326
Depreciation expense	$15,508	$8,431	$9,150	$151	$15,280	$48,520
Operating income (loss)	$257,024	$10,846	$(5,735)	$40,501	$(105,311)	$197,325

(A)	Operating loss in the “All Other” category for the three months and six months ended July 31, 2005 includes credits of $2.4 million and $0.2 million, respectively, related to restated stock-based compensation expense. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
	(In thousands)
Revenue:
United States	$79,155	$133,406	$156,527	$231,211
Other Americas	36,910	6,043	64,500	6,965
China	91,459	110,407	271,179	179,150
Taiwan	289,406	241,582	516,980	539,281
Other Asia Pacific	113,738	44,809	224,956	99,640
Europe	76,851	38,565	135,184	102,411

Total revenue	$687,519	$574,812	$1,369,326	$1,158,658

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Revenue:
Customer A	5%	10%	5%	14%
Customer B	—	13%	—	10%
Customer C	15%	8%	12%	11%

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Note 14 - Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx. The 3dfx asset purchase agreement closed on April 18, 2001.

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease, CarrAmerica. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease, Carlyle Fortran Trust. The landlords’ complaints both assert claims for, among other things, interference with contract, successor liability and fraudulent transfer and seek to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $15 million. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated with a complaint filed by the Trustee in the 3dfx bankruptcy case for purposes of discovery. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlord actions were removed to the United States District Court for the Northern District of California. On November 10, 2005, the District Court granted our motion to dismiss the landlords’ respective amended complaints and allowed the landlords to have until February 4, 2006 to amend their complaints. The landlords re-filed claims against NVIDIA in early February 2006, and NVIDIA again filed motions requesting the District Court to dismiss all such claims. The District Court took both motions under submission. On September 29, 2006, the court dismissed the CarrAmerica action in its entirety and without leave to amend. The court found, among other things, that CarrAmerica lacks standing to bring the lawsuit and that such standing belongs exclusively to the bankruptcy trustee. On October 27, 2006, CarrAmerica filed a notice of appeal from that order. We await a ruling on the motion to dismiss the Carlyle Fortran Trust complaint. Discovery is stayed pending this hearing and no trial date has been set in that action. We believe the claims asserted against us by the Carlyle Fortran Trust are without merit and we will continue to defend ourselves vigorously.

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us. On October 13, 2005, the Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Court issued its ruling denying the Trustee’s Motion for Summary Adjudication in all material respects and holding that NVIDIA is prevented from disputing that the value of the 3dfx transaction to NVIDIA was less than $108.0 million. The Court expressly denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA were at least $108.0 million. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, is subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The scope and schedule for that confirmation process has yet to be determined. The Trustee has advised that he intends to object to the settlement. The settlement with the Creditors’ Committee calls for a payment of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million relates to various administrative expenses and Trustee fees, and $25.0 million relates to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

The Bankruptcy Court, over objection of the Creditors’ Committee and NVIDIA, ordered the discovery portion of the Trustee’s litigation to proceed while the conditional settlement is pending approval through the confirmation process. The expert discovery is now completed, but the Bankruptcy Court thereafter ruled on a Trustee discovery motion allowing additional discovery of NVIDIA. Because that order would have required NVIDIA to disclose privileged attorney-client communications, NVIDIA has asked the District Court to review that order and to stay its execution while the District Court’s review is pending. The District Court did issue the requested stay order on August 3, 2006. Oral argument on that matter was held on November 15, 2006 and the matter is now under submission to the District Court. No trial date has been set in the Trustee’s action. In addition, following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders Committee was appointed. Since that appointment, the Equity Holders Committee has filed a competing plan of reorganization/liquidation. The Equity Holders plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. Upon the payment of that debt, the Equity Holders Committee contends that NVIDIA would be obliged to pay the stock consideration provided for in the asset purchase agreement. By virtue of stock splits since the execution of the asset purchase agreement, the stock consideration would now total four million shares of our common stock. The

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Equity Holders’ Committee filed a motion with the Bankruptcy Court for an order giving it standing to bring that lawsuit to enforce the Asset Purchase Agreement. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy Court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA has moved to dismiss that amended complaint as well. The hearing on that motion is scheduled for December 21, 2006. In addition, the Equity Holders Committee has filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion is now scheduled for December 20, 2006. The Bankruptcy Court still has not set a schedule for presentation of either of the proposed plans of reorganization and liquidation to the creditors for a vote. The judge who has been handling this matter has now retired and the bankruptcy case, along with the Trustee’s and Equity Holders’ Committee lawsuits, has been reassigned to a newly appointed Bankruptcy Judge.

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. In its complaint, Opti asserted that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti sought unspecified damages for our alleged conduct, attorneys’ fees and triple damages for alleged willful infringement by NVIDIA. We filed a response to this complaint in December 2004. A case management conference was held in July 2005 where a trial date was set for July 2006. A Court mandated mediation was held in January 2006 and did not resolve the matter. The discovery period formally ended on May 6, 2006. On April 24, 2006, the District Court issued a Markman ruling adopting Opti’s proposed construction on 13 of the 15 terms at issue and Opti dropped from the lawsuit two of the five United States patents that Opti alleged NVIDIA infringes, and elected to pursue the three remaining patents at trial.

In August 2006, Opti and NVIDIA settled this litigation. Under that settlement, NVIDIA was obligated to pay to Opti $11.0 million dollars for past and present licenses to the patents in suit and NVIDIA agreed to make additional quarterly payments to Opti should NVIDIA use certain patented technology after January 31, 2007. The case has now been dismissed with prejudice.

Note 15 - Stock Repurchase Program

On August 9, 2004, we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board of Directors has authorized to be

NVIDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

repurchased has now been increased to a total of $700.0 million. As part of our stock repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the second quarter of fiscal 2007, we repurchased 5.4 million shares of our common stock for $125.0 million. Of the 5.4 million shares we repurchased during the second quarter of fiscal 2007, we repurchased 3.2 million shares of our common stock for $75.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the second quarter of fiscal 2007, we have repurchased an aggregate of 24.5 million shares under our stock repurchase program for a total cost of $388.2 million.

Note 16 - Stockholders’ Equity and Stock Split

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

Note 17 – Subsequent Events

Opti Incorporated

In early August 2006, we entered into settlement and license agreements associated with a litigation matter involving Opti. The agreements with Opti call for us to pay $11.0 million in exchange for Opti’s dismissal of its lawsuit against us and for certain patent license rights. The agreements also provide for us to pay additional quarterly royalty payments in future periods commencing in February 2007 under certain circumstances. As a result of the settlement, during the three months ended July 30, 2006, we accrued a liability of $11.0 million in our consolidated balance sheet. Of this $11.0 million, we recorded $8.0 million as a patent-related intangible asset and $3.0 million as a charge to cost of revenue. Please refer to Note 14 of our Notes to Condensed Consolidated Financial Statements for further information.

PortalPlayer, Inc.

On November 6, 2006, we entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, with PortalPlayer, Inc., or PortalPlayer. PortalPlayer is a leading supplier of semiconductors, firmware, and software for personal media players, or PMPs, and secondary display-enabled computers.

Under terms of the Merger Agreement, we will pay $13.50 in cash for each outstanding share of PortalPlayer common stock, which represents a total purchase price of approximately $357 million, plus direct acquisition costs incurred. This acquisition has been approved by the Board of Directors of each company and is subject to regulatory approvals and other customary closing conditions. The consummation of the acquisition is subject to certain customary closing conditions, including antitrust approvals and adoption of the Merger Agreement by the stockholders of PortalPlayer. The acquisition is expected to close during our fourth quarter of fiscal 2007 and may not be completed if any of the closing conditions are not satisfied or waived.

Note 18 - Subsequent Events Related to the Review of Stock Option Practices (Discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements)

Listing on The NASDAQ Stock Market

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

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-Q, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to future periods and include, but are not limited to, statements as to the features, benefits, capabilities, performance, production and availability of our technologies and products, seasonality, possible acquisitions and the results of acquisitions, product cycles, our gross margin, product mix, our inventories, average selling prices, our strategies as to our primary businesses, growth of and factors contributing to the growth of our primary businesses, our competitors’ focuses, expensing of stock options, the impact of stock based compensation expense, use of the binomial model, our critical accounting policies, mix and sources of revenue, anticipated revenue, our relationship with SCE, our expectations regarding increases in and reasons for our expenditures, capital expenditures, our cash flow and cash balances, our liquidity, uses of cash, investments and marketable securities, our stock repurchase program, our results of operations, our competition and our competitive position, our intellectual property, the importance of our strategic relationships, customer demand, reliance on a limited number of customers, our internal control over financial reporting, our disclosure controls and procedures, our taxes, our international operations, our ability to attract and retain qualified personnel, our foreign currency risk strategy, compliance with environmental laws and regulations, charges we may take, the filings we amended in connection with our restatements, the periods we restated, our continued listing on the NASDAQ Global Select Market, litigation or regulatory action arising from the Audit Committee’s review and our restatements, Section 409A of the IRC and possible remedial measures, and the adoption of best practices in connection with the Audit Committee’s review. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of a particular product, difficulties associated with conducting international operations, increased sales of lower margin products, difficulty in collecting accounts receivable, our inability to decrease inventory purchase commitments, our inability to compete in new markets, the write-down of the value of inventory, entry of new competitors in our established markets, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, disruptions in our relationships with our key suppliers, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and in the markets of our other primary businesses, international and political conditions, the concentration of sales of our products to a limited number of customers, decreases in demand for our products, delays in the development of new products by us or our partners, delays in volume production of our products, developments in and expenses related to litigation, the outcome of litigation or regulatory actions, determination by the NASDAQ Listing Panel to delist our stock and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As a result of the measurement date errors identified from the Audit Committee’s review, through January 29, 2006, we recorded aggregate non-cash stock-based compensation charges of $127.4 million, net of related tax effects. These charges were based primarily on APB 25 (intrinsic value-based) charges of $199.6 million on a pre-tax basis, which are being amortized over the vesting term of the stock options in accordance with Financial Accounting Standards Board Interpretation No. 28, or FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We have amortized a substantial portion of these charges to expense during our fiscal years 2000 to 2006. If an option is forfeited prior to vesting, we reverse both the charges amortized to expense in prior periods as well as any remaining unamortized deferred stock-based compensation associated with the forfeited options. Accordingly, our net stock-based compensation charges amortized to our statement of income are lower than the aggregate stock-based compensation charges based on APB 25 (intrinsic-value based). As of January 29, 2006, the remaining APB 25 (intrinsic value-based) unamortized deferred stock-based compensation related to the errors identified during the review was approximately $3.0 million.

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

As part of the restatement, for the three and six month periods ended July 31, 2005, we recorded incremental stock-based compensation charges of $2.0 million and $4.5 million, a net (benefit)/charge for payroll taxes resulting from the expiration of statute of limitations of $0.4 million and $(4.7) million, and associated income tax (benefit)/charges of $(1.4) million, and $0.1 million, respectively.

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

As a result of the findings of the Audit Committee, we concluded that we needed to amend our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures, and our Form 10-Q for the three months ended April 30, 2006.

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three and six months ended July 31, 2005.

	Three Months Ended			Six Months Ended
	July 31, 2005			July 31, 2005
	As Previously Reported	Adjustments	As Restated(1)	As Previously Reported	Adjustments	As Restated(1)
	(In thousands, except share and per share data)
Revenue	$574,812	$—	$574,812	$1,158,658	$—	$1,158,658
Cost of revenue (A)	357,278	159	357,437	730,971	451	731,422

Gross profit	217,534	(159)	217,375	427,687	(451)	427,236
Operating expenses:
Research and development (A)	85,814	1,299	87,113	171,727	3,221	174,948
Sales, general and administrative (A)	51,683	986	52,669	99,741	(3,855)	95,886
Settlement costs	—	—	—	—	—	—

Total operating expenses	137,497	2,285	139,782	271,468	(634)	270,834

Operating income	80,037	(2,444)	77,593	156,219	183	156,402
Interest income	4,867	—	4,867	8,762	—	8,762
Interest expense	(2)	—	(2)	(12)	—	(12)
Other income (expense), net	354	—	354	842	—	842

Income before income tax expense	85,256	(2,444)	82,812	165,811	183	165,994
Income tax expense	10,419	(1,440)	8,979	26,530	109	26,639

Net income	$74,837	$(1,004)	$73,833	$139,281	$74	$139,355

Basic net income per share:	$0.22	—	$0.22	$0.41	—	$0.41

Diluted net income per share:	$0.21	(0.01)	$0.20	$0.39	—	$0.39

Shares used in basic per share computation	337,886	—	337,886	337,590	—	337,590
Shares used in diluted per share computation	361,580	94	361,674	361,224	63	361,287

(A)	Results for the three and six months ended July 31, 2005 include stock-based compensation expense net of associated payroll taxes, as restated, as follows:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
	(As Restated)(1)	(As Restated)(1)
Cost of revenue	$159	$451
Research and development	1,299	3,221
Sales, general and administrative	986	(3,855)

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

Overview

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products are designed to enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: the graphics processing unit, or GPU, Business; the media and communications processor, or MCP, Business; the Handheld GPU Business, and the Consumer Electronics Business. Our GPU Business is composed of products that support desktop personal computers, or PCs, notebook PCs and professional workstations; our MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU for SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft Corporation, or Microsoft, relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and embedded graphics processor products. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.

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

Recent Developments, Future Objectives and Challenges

GPU Business

The combination of our GeForce 7 and GeForce 6 series of GPUs and our Scalable Link Interface, or SLI, technology has created a new class of gaming PCs and professional workstations. SLI technology takes advantage of the increased bandwidth of the peripheral component interconnect, or PCI, Express bus architecture to allow up to four NVIDIA-based graphics cards to operate in a single PC or up to two NVIDIA-based graphics cards to operate in a notebook PC or professional workstation.

During the first quarter of fiscal 2007, we shipped eight new GeForce 7 series GPUs for desktop and notebook PCs, and now offer a top-to-bottom family of GeForce 7 GPUs. In March 2006, we shipped our first Quad SLI system for desktop PCs, enabling the use of four GPUs per system. We also shipped the GeForce Go 7800 GTX notebook GPU featuring SLI technology for notebook PCs.

During the second quarter of fiscal 2007, our NVIDIA GeForce Go notebook GPU product line achieved record revenue for the second consecutive quarter. In addition, our NVIDIA Quadro professional product line increased its revenue 27% from the second quarter of fiscal 2006 and achieved record revenue. In the performance segment, where the price/performance ratio is critical, we continue to gain momentum. We transitioned from our highly popular NVIDIA GeForce 6600 to the NVIDIA GeForce 7600, which delivers almost a 100% performance increase at the same price points.

In June 2006, we shipped the GeForce 7950 GX2, which provides 2500x1600 resolution. This is the resolution of cinematic film, thirteen times the resolution of television, and brings the 16:9 panoramic experience of cinema to gaming. We also announced PureVideo HD technology – a combination of hardware acceleration from an NVIDIA GPU, high definition movie player integration and HDCP feature support, to enable manufacturers and consumers to build PCs that can play HD DVD or Blu-ray movies.

In August 2006, we introduced the NVIDIA Quadro Plex 1000, the world’s first dedicated Visual Computing System. The NVIDIA Quadro Plex 1000 offers advanced scalability in a desktop or dense 3U rackmount configuration for demanding professional applications such as those powering multiple streams of 4K high-definition video, 3D styling and design, scientific and medical visualization, oil and gas exploration, or visual simulation and training.

We expect additional growth in our GPU Business during the remainder of fiscal 2007. We believe that sales of our desktop and notebook GPU products will be increased by share gains from our anticipated position in the market, the release of Microsoft’s next generation operating system, Microsoft Windows Vista, or Vista, the introduction of high-definition, or HD, and Blu-ray video. The GeForce 7 and GeForce 6 series of desktop and notebook GPUs are designed to be compatible with Vista. We believe that in the upcoming year there will be increased demand for HD and Blu-ray video, and that SCE’s PlayStation3 will be a key driver of demand for HD. We expect HD and Blu-ray video to promote increased demand for the video processing capabilities of our next generation GPUs.

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

In May 2006, we shipped our new NVIDIA nForce 590 SLI, a high-performance motherboard solution for the latest and upcoming x86 PC platforms, including those based on socket AM2 processors by AMD. The NVIDIA nForce 590 SLI can utilize the power of up to one, two, or even four NVIDIA GeForce GPUs for extreme HD gaming.

In June 2006, we introduced the NVIDIA nForce 590 SLI for Intel Core2 Duo and Core 2 Extreme CPUs.

Our NVIDIA nForce product line has achieved record revenue for eight consecutive quarters. We believe that the transition by AMD to K8, our extension into new segments, and our entry into the Intel market with our first ever mainstream Intel nForce4 MCPs will make our MCP Business one of our fastest growing businesses. Furthermore, we believe that our ability to simultaneously innovate using our GPU, MCP, and software knowledge base will allow us to make additional platform innovations in the future.

Handheld GPU Business

In March 2006, NVIDIA and Intel Corporation, or Intel, announced a collaboration to bring a high-performance 3D gaming and multimedia platform to handheld devices. The collaboration combines the NVIDIA GoForce family of handheld GPUs with Intel’s newest processor family, which is based on the third-generation Intel XScale architecture, to deliver a powerful development platform to content developers.

Our GoForce handheld GPUs are now shipping in the Motorola 3G RAZR V3X, SLVR L6i, SLVR L7i, MOTORAZR Maxx, and Sony Ericsson Walkman phones. Our newest handheld GPU, the NVIDIA GoForce 5500 GPU, has been designed into Digital Video Broadcast - Handheld, or DVB-H, phones in North America, Europe, and Integrated Services Digital Broadcasting - Terrestrial, or ISDB-T, in Japan. Two out of the first three DVB-H television service launches in the world are based on phones powered by our handheld GPU.

In addition, in March 2006 we acquired Hybrid Graphics Ltd., a developer of embedded 2D and 3D graphics software for handheld devices. We believe that this acquisition will enable the customers of both companies to deploy rich graphics solutions for the worldwide handheld market.

In June 2006, we launched our MobileMedia Platform for handheld devices running Windows Mobile 5.0. The MobileMedia Platform is a development kit, containing both software and hardware components, that enables handheld manufacturers to design and release digital media-rich devices with Windows Mobile 5.0.

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

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. Beginning in fiscal 2005, we implemented profit improvement initiatives across our company, which were designed to improve business and operational processes. During the second quarter of fiscal 2007, our gross margin was 42.5%, which represents an increase of 470 basis points from our gross margin of 37.8% for the second quarter of fiscal 2006. In addition to the positive impact on our gross margin of our implementation of profit improvement measures, we realized a significant contribution from our GeForce 7 products, which have experienced higher average gross margins than previous generations of our products.

Our gross margin is significantly impacted by product mix, which is often difficult to estimate with accuracy and thus if we achieve significant revenue growth in our lower margin businesses, it may negatively impact our gross margin. We believe that we can continue to improve our gross margin during the second half of fiscal 2007.

Stock-Based Compensation

Effective January 30, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period. As such, our stock-based compensation expense, net of associated payroll taxes, totaled $28.9 and $51.1 million during the second quarter and first half of fiscal 2007, respectively.

Subsequent Events

Opti Incorporated. In early August 2006, we entered into settlement and license agreements associated with a litigation matter involving Opti. The agreements with Opti call for us to pay $11.0 million in exchange for Opti’s dismissal of its lawsuit against us and for certain patent license rights. The agreements also provide for us to pay additional quarterly royalty payments in future periods commencing in February 2007 under certain circumstances. As a result of the settlement, during the three months ended July 30, 2006, we accrued a liability of $11.0 million in our consolidated balance sheet. Of this $11.0 million, we recorded $8.0 million as a patent-related intangible asset and $3.0 million as a charge to cost of revenue. Please refer to Note 14 of our Notes to Condensed Consolidated Financial Statements for further information.

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

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-Q, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

PortalPlayer, Inc. On November 6, 2006, we entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, with PortalPlayer, Inc., or PortalPlayer. PortalPlayer is a leading supplier of semiconductors, firmware, and software for personal media players (PMPs) and secondary display-enabled computers.

Under terms of the Merger Agreement, we will pay $13.50 in cash for each outstanding share of PortalPlayer common stock, which represents a total purchase price of approximately $357 million, plus direct acquisition costs incurred. This acquisition has been approved by the Board of Directors of each company and is subject to regulatory approvals and other customary closing conditions. The consummation of the acquisition is subject to certain customary closing conditions, including antitrust approvals and adoption of the Merger Agreement by the stockholders of PortalPlayer. The acquisition is expected to close during our fourth quarter of fiscal 2007 and may not be completed if any of the closing conditions are not satisfied or waived.

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

Stock-Based Compensation. Effective January 30, 2006, we adopted the provisions of SFAS No. 123(R). We estimate the fair value of stock options using a binomial model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. During the first quarter of fiscal 2006, we determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. Additionally, during the first quarter of fiscal 2006 we began segregating options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model. As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

Other than related to our implementation of SFAS No. 123(R) during the six months ended July 30, 2006, as described above, there were no other material changes in our critical accounting policies and estimates during the first six months of fiscal 2007 from those disclosed in our Annual Report on Form 10-K/A, or Form 10-K/A, for the year ended January 29, 2006. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K/A for a discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated income statements expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
		(As Restated)		(As Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.5	62.2	57.6	63.1

Gross profit	42.5	37.8	42.4	36.9
Operating expenses:
Research and development	18.6	15.1	18.3	15.1
Sales, general and administrative	10.0	9.2	9.7	8.3

Total operating expenses	28.6	24.3	28.0	23.4

Operating income	13.9	13.5	14.4	13.5
Interest and other income, net	1.3	0.9	1.3	0.8

Income before income tax expense	15.2	14.4	15.7	14.3
Income tax expense	2.6	1.6	2.7	2.3

Cumulative effect of change in accounting principle, net of income tax	—	—	0.1	—
Net income	12.6%	12.8%	13.1%	12.0%

Three and Six Months Ended July 30, 2006 and July 31, 2005

Revenue

Our operating segments are organized to bring all of our major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our Chief Executive Officer, who is considered to be our chief operating decision maker as follows: the GPU Business, the MCP Business, the Handheld GPU Business, and the Consumer Electronics Business. Revenue in the “All Other” category is primarily derived from sales of memory devices. Please refer to Note 13 of our Notes to Condensed Consolidated Financial Statements for further information.

Revenue was $687.5 million for the second quarter of fiscal 2007 and $574.8 million for the second quarter of fiscal 2006, which represented an increase of 19.6%. Revenue was $1.37 billion for the first half of fiscal 2007 and $1.16 billion for the first half of fiscal 2006, which represented an increase of 18.2%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 19.0% to $459.1 million for the second quarter of fiscal 2007 compared to $385.8 million for the second quarter of fiscal 2006. The $73.3 million increase was a result of increased sales of our desktop products, led by our GeForce 7-based products, which we began selling in the second quarter of fiscal 2006. In addition, sales of our NVIDIA professional workstation products and notebook products also continued to improve due to an increased mix of GeForce 7-based products.

GPU Business revenue increased by 14.5% to $911.5 million for the first half of fiscal 2007 compared to $795.8 million for the first half of fiscal 2006. The $115.7 million increase was primarily the result of increased sales of our GeForce 7 families of desktop GPUs that serve the high-end segment. Sales of our NVIDIA Quadro workstation and notebook products continued to improve, offset by lower average selling prices.

MCP Business. MCP Business revenue increased by 83.4% to $139.1 million for the second quarter of fiscal 2007 compared to $75.9 million for the second quarter of fiscal 2006. MCP Business revenue increased by 74.4% to $257.5 million for the first half of fiscal 2007 compared to $147.7 million for the first half of fiscal 2006. The overall increase in MCP business revenue is primarily due to sales of newer NVIDIA nForce4 products, NVIDIA nForce5 products, and integrated AMD-based desktop products, all of which we first began shipping during fiscal periods subsequent to the second quarter of fiscal 2006. In addition, revenue also increased as a result of our acquisition of ULi in February 2006.

Handheld GPU Business. Handheld GPU Business revenue increased by $25.2 million to $27.3 million for the second quarter of fiscal 2007 compared to $2.1 million for the second quarter of fiscal 2006. Handheld GPU Business revenue increased by $48.2 million to $58.1 million for the first half of fiscal 2007 compared to $9.9 million for the first half of fiscal 2006. The overall increase in Handheld GPU Business revenue is due to increased product sales related to high-end feature phone products and revenue recognized as a result of a development contract.

Consumer Electronics Business. Consumer Electronics Business revenue decreased by 65.9% to $27.8 million for the second quarter of fiscal 2007 compared to $81.5 million for the second quarter of fiscal 2006. Consumer Electronics Business revenue decreased by 61.3% to $54.0 million for the first half of fiscal 2007 compared to $139.6 million for the first half of fiscal 2006. The decrease in our Consumer Electronics Business is a result of discontinued sales of our Xbox-related products to Microsoft, partially offset by revenue recognized from our contractual arrangements with SCE to jointly develop a custom GPU for SCE’s PlayStation3. The second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 83% and 76% of revenue for the second quarter of fiscal 2007 and 2006, respectively. Revenue from sales to customers outside of the United States and other Americas accounted for 84% and 79% of revenue for the first half of fiscal 2007 and 2006, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 is primarily due to decreased sales of processors used in the Microsoft Xbox product, which were billed to Microsoft in the United States.

Sales to our largest customers accounted for approximately 15% and approximately 23% of our revenue for the second quarter of fiscal 2007 and 2006, respectively. Sales to our largest customers accounted for approximately 17% and approximately 35% of our revenue for the first half of fiscal 2007 and 2006, respectively.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor, overhead and non-cash stock-based compensation associated with such purchases, final test yield fallout, inventory provisions and shipping costs. Cost of revenue also includes development costs for license and service arrangements. Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on a number of factors, including the mix of types of products sold, average selling prices, introduction of new products, sales discounts, unexpected pricing actions by our competitors, the cost of product components, and the yield of wafers produced by the foundries that manufacture our products. Our gross margin was 42.5% and 37.8% for the second quarter of fiscal 2007 and 2006, respectively.

GPU Business. The gross margin of our GPU Business increased during the second quarter of fiscal 2007 as compared to the second quarter of 2006, as well as during the first half of fiscal 2007 as compared to the first half of fiscal 2006 primarily due to the success of our GeForce 7 series GPUs, which have experienced higher gross margins than our previous generations of GPUs.

MCP Business. The gross margin of our MCP Business decreased during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, as well as during the first half of fiscal 2007 as compared to the first half of fiscal 2006 primarily due to a shift in product mix to higher volumes of integrated AMD-based desktop products which have experienced lower gross margins than our discrete MCP products, and inventory reserves that we recorded as a charge to cost of revenue during the first quarter of fiscal 2007 of approximately $4.1 million related to certain NVIDIA nForce purchase commitments that we believed had exceeded future demand.

Handheld GPU Business. The gross margin of our Handheld GPU Business increased during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, as well as during the first half of fiscal 2007 as compared to the first half of fiscal 2006. This increase is primarily due to the write-off in the first quarter of fiscal 2006 of certain handheld products that we believed exceeded the demand of our handheld customers, which at that time was heavily concentrated at one OEM.

Consumer Electronics Business. The gross margin of our Consumer Electronics Business increased during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, as well as during the first half of fiscal 2007 as compared to the first half of fiscal 2006 primarily due to development, software and license revenue from our contractual arrangements with SCE for the development of its PlayStation3 computer entertainment system.

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

Operating Expenses

Research and Development

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	July 30, 2006	July 31, 2005			July 30, 2006	July 31, 2005
		(As Restated)				(As Restated)
	(in millions)
Research and Development:
Salaries and benefits	$67.0	$50.1	$16.9	34%	$135.0	$99.0	$36.0	36%
Computer software and lab equipment	13.4	11.5	1.9	17%	26.3	22.4	3.9	17%
New product development	7.3	8.5	(1.2)	(14)%	14.8	15.3	(0.5)	(3)%
Facility expense	8.8	8.3	0.5	6%	16.9	16.1	0.8	5%
Depreciation and amortization	15.1	14.3	0.8	6%	30.1	28.6	1.5	5%
Stock-based compensation	16.6	1.3	15.3	1,177%	31.0	3.2	27.8	869%
License and development project costs	(4.9)	(9.6)	4.7	(49)%	(10.7)	(14.3)	3.6	(25)%
Other	4.0	2.7	1.3	48%	7.1	4.6	2.5	54%

Total	$127.3	$87.1	$40.2	46%	$250.5	$174.9	$75.6	43%

Research and development as a percentage of net revenue	19%	15%			18%	15%

Research and development expenses were $127.3 million and $87.1 million in the second quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $40.2 million, or 46%. This increase was primarily due to a $16.9 million increase in salaries and benefits related to 772 additional personnel, which includes employees from our acquisitions of ULi and Hybrid Graphics in the first quarter of fiscal 2007. In addition, during the second quarter of fiscal 2007, non-cash stock-based compensation expense related to research and development employees increased by $15.3 million as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. License and development project costs decreased by $4.7 million primarily due to a decrease in development costs related to our collaboration with SCE and other engineering costs that are classified as cost of revenue in our condensed consolidated income statement, or were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis under a development contract. Computer software and lab equipment increased by $1.9 million, and other expense increased by $1.4 million primarily due to travel and training costs associated with international expansion.

Research and development expenses were $250.5 million and $174.9 million for the first half of fiscal 2007 and fiscal 2006, respectively, an increase of $75.6 million, or 43%. This increase was primarily due to a $36.0 million increase in salaries and benefits related to 772 additional personnel, which includes employees from our acquisitions of ULi and Hybrid Graphics in the first quarter of fiscal 2007. In addition, for the first half of fiscal 2007 non-cash stock-based compensation expense related to research and development employees increased by $27.8 million as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. License and development project costs decreased by $3.6 million primarily due to a decrease in development costs related to our collaboration with SCE, and other engineering costs that are classified as cost of revenue in our condensed consolidated income statement or were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis under a development contract. Computer software and lab equipment increased by $3.9 million, and other expense increased by $2.6 million primarily due to travel and training costs associated with international expansion. Depreciation and amortization expense increased by $1.5 million associated with growth from additional personnel.

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

Sales, General and Administrative

	Three Months Ended				Six Months Ended
	July 30, 2006	July 31, 2005	$ Change	% Change	July 30, 2006	July 31, 2005	$ Change	% Change
		(As Restated)				(As Restated)
	(in millions)
Sales, General and Administrative:
Salaries and benefits	$32.4	$28.0	$4.4	16%	$65.2	$54.2	$11.0	20%
Advertising and promotions	9.3	6.9	2.4	35%	18.0	13.8	4.2	30%
Legal and accounting fees	3.8	4.6	(0.8)	(17)%	6.6	8.6	(2.0)	(23)%
Facility expense	4.3	3.0	1.3	43%	8.3	6.1	2.2	36%
Depreciation and amortization	8.2	8.3	(0.1)	(1)%	16.2	16.3	(0.1)	(1)%
Stock-based compensation (1)	10.5	1.0	9.5	950%	17.1	(3.8)	20.9	550%
Other	0.6	0.9	(0.3)	(33)%	1.6	0.7	0.9	129%

Total	$69.1	$52.7	$16.4	31%	$133.0	$95.9	$37.1	39%

Sales, general and administrative as a percentage of net revenue	10%	9%			10%	8%

(1) Stock-based compensation includes charges/credits relating to payroll taxes accrued for as part of the restatement. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Sales, general and administrative expenses were $69.1 million and $52.7 million in the second quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $16.4 million, or 31%. During the second quarter of fiscal 2007, non-cash stock-based compensation expense related to sales, general and administrative employees increased by $9.5 million as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. Salaries and benefits increased $4.4 million as a result of having 169 additional personnel within sales, general and administrative functions. Advertising and promotions increased $2.4 million primarily related to an increase in certain advertising programs. Facility expense increased $1.3 million primarily due to our ongoing international expansion.

Sales, general and administrative expenses were $133.0 million and $95.9 million for the first half of fiscal 2007 and fiscal 2006, respectively, an increase of $37.1 million, or 39%. During the first half of fiscal 2007, non-cash stock-based compensation expense related to sales, general and administrative employees increased by $20.9 million as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. Salaries and benefits increased $11.0 million as a result of having 169 additional personnel. Advertising and promotions increased $4.2 million primarily related to an increase in marketing development fund programs and certain advertising programs. Facility expense increased $2.2 million primarily due to our ongoing international expansion. These increases were offset by a decrease of $2.0 million in legal and accounting fees primarily related to insurance reimbursements for legal fees that we received during the first half of fiscal 2007.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations and global business expansion efforts, expand our sales, launch our new products, and protect our business interests.

Stock-Based Compensation

Stock-based compensation expense totaled $28.9 million during the second quarter of fiscal 2007 as compared to $2.4 million during the second quarter of fiscal 2006. Stock-based compensation expense totaled $51.1 million during the first half of fiscal 2007 as compared to $(0.2) million during the first half of fiscal 2006. Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock-based employee compensation plans. As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” for further discussion of our stock-based compensation recorded under APB No. 25.

We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during the three and six months ended July 30, 2006, we recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. We recognize SFAS No. 123 stock-based compensation expense using the straight-line attribution method. As of July 30, 2006, the unearned stock-based compensation balance was $176.3 million and will be recognized over an estimated weighted average amortization period of 2.0 years. We anticipate that our stock-based compensation expense will increase during the third quarter of fiscal 2007. Stock-based compensation charges are included in the “all other” category for segment reporting purposes.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $8.8 million and $4.9 million in the second quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $3.9 million. Interest income was $17.6 million and $8.8 million for the first half of fiscal 2007 and fiscal 2006, respectively, an increase of $8.8 million. These increases were primarily the result of higher average balances of cash, cash equivalents, and marketable securities and higher yields during the first half of fiscal 2007 when compared to the first half of fiscal 2006.

Income Taxes

We recognized income tax expense of $17.8 million and $9.0 million in the second quarter of fiscal 2007 and fiscal 2006, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 17% for the second quarter of fiscal 2007 and 10.8% for the second quarter of fiscal 2006. During the second quarter of fiscal 2006, we reduced our effective tax rate to 16% for the year due primarily to changes in our geographical mix of income subject to tax, resulting in an effective tax rate of 10.8% for the second quarter of fiscal 2006. We recognized income tax expense of $36.5 million and $26.7 million for the first half of fiscal 2007 and fiscal 2006, respectively. Our annual effective tax rate was 17% for the first half of fiscal 2007 and 16.0% for the first half of fiscal 2006. Our effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions.

Liquidity and Capital Resources

	As of July 30, 2006	As of January 29, 2006
	(In millions)
Cash and cash equivalents	$388.4	$551.8
Marketable securities	462.7	398.4

Cash, cash equivalents, and marketable securities	$851.1	$950.2

As of July 30, 2006, we had $851.1 million in cash, cash equivalents and marketable securities, a decrease of $99.1 million from $950.2 million at the end of fiscal 2006. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

	Six Months Ended
	July 30, 2006	July 31, 2005
	(In millions)
Net cash provided by operating activities	$67.4	$136.9
Net cash used in investing activities	$(172.5)	$(60.3)
Net cash used in financing activities	$(58.2)	$(43.0)

We generated cash from operating activities for the first half of fiscal 2007 primarily from our net income of $178.8 million. Offsetting cash from net income was an increase in accounts receivable primarily driven by decreased linearity of sales and decreased cash collections during the second quarter of 2007. In addition, we used cash to purchase inventories related to many of our recently introduced GeForce 7 products in anticipation of future sales of such products.

Cash used in investing activities has consisted primarily of investments in marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, and the purchase of intangible assets and businesses. Net cash used by investing activities of $172.5 million during the first half of fiscal 2007 was primarily due to $67.0 million of cash used for business acquisitions, $64.7 million of net purchases of marketable securities, and $40.8 million for capital expenditures, including purchases of new research and development equipment, hardware equipment, technology licenses, software and intangible assets. We expect to spend approximately $40 million to $60 million for capital expenditures during the remainder of fiscal 2007, primarily for purchases of software licenses, emulation equipment, computers and engineering workstations. In addition, we may use cash in connection with the acquisition of new businesses or assets.

Financing activities used cash of $58.2 million during the first half of fiscal 2007, primarily as a result of $175.0 million of cash used in our stock repurchase program, offset by $102.4 million of common stock issued under employee stock plans.

Stock Repurchase Program

On August 9, 2004, we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board of Directors has authorized to be repurchased has now been increased to a total of $700.0 million. As part of our stock repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the second quarter of fiscal 2007, we repurchased 5.4 million shares of our common stock for $125.0 million. Of the 5.4 million shares we repurchased during the second quarter of fiscal 2007, we repurchased 3.2 million shares of our common stock for $75.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. Through the end of the second quarter of fiscal 2007, we have repurchased an aggregate of 24.5 million shares under our stock repurchase program for a total cost of $388.2 million.

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

Contractual Obligations

There were no material changes in our contractual obligations from those disclosed in our Form 10-K/A. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Form 10-K/A for a description of our contractual obligations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the financial statements. Any differences between tax liability amounts recognized in the statements of operations as a result of adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 will be effective as of the first quarter of our fiscal 2008. We are currently evaluating the impact that FIN 48 might have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB No. 108 in our fiscal year 2008. We do not believe the adoption of SAB No. 108 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 29, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of July 30, 2006, we had $851.2 million in cash, cash equivalents and marketable securities.

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

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies would make our products more expensive to our customers and could result in decreased sales of our products, which could negatively impact our ability to compete and our financial results. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

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

As part of the restatement, for the three and six month periods ended July 31, 2005, we recorded incremental stock-based compensation charges of $2.0 million and $4.5 million, a net (benefit)/charge for payroll taxes resulting from the expiration of statute of limitations of $0.4 million and $(4.7) million, and associated income tax (benefit)/charges of $(1.4) million and $0.1 million, respectively.

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

As a result of the findings of the Audit Committee, we concluded that we needed to amend our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 to restate our consolidated financial statements for the years ended January 29, 2006, January 30, 2005, and January 25, 2004 and the related disclosures, and our Form 10-Q for the three months ended April 30, 2006.

Management’s Conclusion Regarding the Effectiveness of Internal Control over Stock Option Grant Practices

In assessing whether our disclosure controls and procedures and our internal control over financial reporting were effective as of July 30, 2006, management considered, among other things, the impact of the restatement of our financial statements, the nature of the restatement as disclosed in Note 2 to the Condensed Consolidated Financial Statements, and the effectiveness of internal control in this area as of July 30, 2006.

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

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 14, “Litigation” and Note 18, “Subsequent Events Related to the Review of Stock Option Practices” for discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of risk factors associated with our business previously disclosed in Part I, Item 1A. “Risk Factors” of our Form 10-K/A for the fiscal year ended January 29, 2006 and our most recent quarterly report on Form 10-Q/A for the period ended April 30, 2006.

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

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-Q, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for option grants, the SEC may also disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements for further information.

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

Conversely, if we underestimate our customers’ demand for either our older or newer products, we may have inadequate manufacturing capability and may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis, which could adversely affect our revenue results. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fill our customers’ orders on a timely basis could damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

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

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue and our gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could reduce our gross margin. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall could damage our reputation, result in our customers working with our competitors, and could adversely impact our financial results.

To stay competitive, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and have 2,156 full-time employees engaged in research and development as of July 30, 2006, compared to 1,997 employees as of April 30, 2006. Research and development expenditures were $127.3 million and $87.1 million for the second quarter of fiscal 2007 and fiscal 2006, respectively. Research and development expenses for the second quarter of fiscal 2007 included $16.5 million related to non-cash stock-based compensation, net of associated payroll taxes, which we began to record in the first quarter of fiscal 2007 as a result of our adoption of SFAS 123(R). If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

During the second quarter of fiscal 2007, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 28.6% of our total revenue as compared to 24.3% of our total revenue during the second quarter of fiscal 2006. Operating expenses for the second quarter of fiscal 2007 included $28.9 million related to non-cash stock-based compensation, net of associated payroll taxes. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

The future success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by PC OEMs, ODMs, and add-in board and motherboard manufacturers, will aid our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in new system configurations. This requires that we do the following:

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

Products as complex as those we offer may contain defects or experience failures when introduced or when new versions or enhancements to existing products are released. We have in the past discovered defects and incompatibilities with customers’ hardware in some of our products and may experience delays or loss of revenue to correct any defects or incompatibilities in the future. Errors in new products or releases after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. We may also be required to incur additional research and development costs to find and correct the defect, which could divert the attention of our management and engineers from the development of new products. These costs could be significant and could adversely affect our business and operating results. We may also suffer a loss of reputation, loss of revenues and/or a loss in our market share, any of which could materially harm our financial results.

Risks	Related to Our Partners and Customers

There can be no assurance that the PlayStation3 will achieve long term commercial success.

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU for SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices. In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. During the second quarter of fiscal 2007, we recognized $18.1 million of revenue from our contractual arrangements with SCE. Depending on the ultimate success of this next-generation platform, we expect to generate up to $100 million in revenue annually from license fees and royalties over the next five years, with the possibility of additional royalties for several years thereafter. There can be no assurance that the PlayStation3 will achieve long term commercial success, given the intense competition in the game console market. If we do not receive royalties as we anticipate, our revenue and gross margin may be adversely affected.

We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products or sell our products.

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. For example, in February 2006 we completed the acquisition of ULi and in March 2006 we completed the acquisition of Hybrid Graphics. In November 2006, we entered into a merger agreement to acquire PortalPlayer, Inc. The merger is expected to close in the fourth quarter of fiscal 2007. If we do consider other acquisitions, a strategic alliance or a joint venture, the negotiations could divert management’s attention as well as other resources. For any previous or future acquisition or investment, including the acquisitions of ULi and Hybrid Graphics, the following risks could impair our ability to grow our business and develop new products, and ultimately, could impair our ability to sell our products, which could negatively impact our growth or our financial results:

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

We have only a limited number of customers and our sales are highly concentrated. Sales to our largest customer accounted for approximately 15% of our revenue during the second quarter of fiscal 2007, and sales to our two largest customers accounted for approximately 23% of revenue for the first half of fiscal 2007. Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard and add-in board manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We utilize industry-leading suppliers, such as Chartered, Semiconductor Manufacturing International Corporation, or SMIC, TSMC, and UMC to produce our semiconductor wafers and utilize independent subcontractors to perform assembly, testing and packaging. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. The foundries we use have no obligation to provide us with any specified minimum quantities of product. Suppliers, such as Chartered, SMIC, TSMC, and UMC, fabricate wafers for other companies, including some of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with third-party manufacturers we may use to ensure adequate product supply and competitive pricing so that we are able to respond to customer demand.

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

An additional significant source of competition is from companies that provide or intend to provide GPU, MCP, and Handheld GPU solutions. Some of our competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•	suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI Technologies, Inc., or ATI, which was recently acquired by Advanced Micro Devices, or AMD, Intel, Silicon Integrated Systems, Inc., or SIS, VIA Technologies, Inc., or VIA, and XGI Technology Inc.;

•	suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as ATI, Broadcom Corporation, or Broadcom, Intel, SIS, and VIA; and

•	suppliers of GPUs or GPU intellectual property that incorporate advanced graphics functionality as part of their existing solutions, such as ATI, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.

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

We expect substantial competition from Intel’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution. In addition to the Centrino notebook platform solution, it has announced a desktop initiative branded as VIIV, and we expect that Intel will extend this strategy to other segments including professional workstations and servers. To the extent Intel is successful with this strategy, we may not be able to successfully compete in these segments.

Risks Related to Market Conditions

We are subject to risks associated with international operations which may harm our business.

A significant portion of our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 83% and 84% of revenue for the second quarter and the first half of fiscal 2007, respectively, from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States and sales to customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

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

We have offices outside of the United States, including offices in Taiwan, Japan, Korea, China, Hong Kong, India, France, Russia, Germany, and England. We also have a subsidiary in Finland. During the second quarter of fiscal 2007, we added 174 international employees to our international operations. Our operations in our international locations are subject to many of the risks contained in the above list. We intend to continue to expand our international operations and expect to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

Currently, all of our arrangements with third-party manufacturers and subcontractors provide for pricing and payment in United States dollars as are sales to our customers located outside of the United States and other Americas. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which would negatively impact our ability to compete and could impact our financial results. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

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

If our products do not continue to be adopted by the consumer and enterprise desktop PC, notebook PC, workstation, PDA, cellular phone, and video game console markets or if the demand in these markets for new and innovative products decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our processors for 3D graphics in consumer and enterprise PC, notebook PC, workstation, PDA, cellular phone, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Since the GPU Business is our core business, our financial results would suffer if for any reason our current or future GPUs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, OEMs, ODMs, add-in-card manufacturers, system builders and consumer electronics companies, do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline.

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

We may be subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. The European Union Directive on Restriction of Hazardous Substances Directive, or RoHS Directive, is European legislation that restricts the use of a number of substances, including lead, and other hazardous substances in electrical and electronic equipment in the market in the European Union beginning on July 1, 2006. Similarly, the State of California has adopted certain restrictions, which go into effect in 2007, that restrict the use of certain materials in electronic products, that are intended to harmonize with the RoHS directive and other states are contemplating similar legislation. China has promulgated use restrictions on the same substances as the RoHS directive, but has not yet defined either the scope of the affected products or an effective date of any such restrictions.

Also, we could face significant costs and liabilities in connection with the European Union Directive on Waste Electrical and Electronic Equipment, or WEEE. The WEEE directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005 and from products in use prior to that date that are being replaced. Similar legislation has been or may be enacted in other jurisdictions, including the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant. We continue to evaluate the impact of specific registration and compliance activities required by WEEE.

It is possible that unanticipated supply shortages, delays or excess non-compliant inventory may occur as a result of such regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences including costs, fines, suspension of production, excess inventory, sales limitations, criminal and civil liabilities and could impact our ability to conduct business in countries in the European Union.

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

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. Prior to January 30, 2006, we had not recognized compensation cost for employee stock options or shares sold pursuant to our employee stock purchase program. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments. Although the SEC delayed the effective date of SFAS No. 123(R), it is now effective. SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the second quarter and first half of fiscal 2007, we recorded $28.9 million and $51.1 million, respectively, related to stock-based compensation, net of associated payroll taxes which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

We have in the past, and may in the future, be a party to litigation, including intellectual property litigation, which, if determined adversely to us, could harm our business and financial condition.

We may become involved in intellectual property or other litigation either as a plaintiff or as a defendant. There can be no assurance that actions that may be brought against us or by us will be resolved in our favor. Any claim that is successfully asserted against us may cause us to pay substantial damages or result in an injunction prohibiting us from shipping some of our products. Regardless of whether any future lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any future lawsuits to which we may become a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation a ruling against us or a settlement of the litigation could adversely affect our cash flow and financial results.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign countries. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the:

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

We expect that as the number of issued hardware and software patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may increase. We may become involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or by our customers that we have agreed to indemnify for certain claims of infringement arising out of the sale of our products to these customers. An unfavorable ruling could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

In addition, we may need to commence litigation or other legal proceedings in order to:

•	assert claims of infringement of our intellectual property;

•	enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the propriety rights of others.

If we have to initiate litigation in order to protect our intellectual property, our operating expenses may increase which could negatively impact our operating results. Our failure to effectively protect our intellectual property could harm our business.

If infringement claims are made against us or we are found to infringe a third parties’ patent, we may seek licenses under the third parties’ patents or other intellectual property rights. In addition, an indemnified customer may be required to obtain a license to a third parties’ patents or intellectual property. However, licenses may not be offered to us at all or on terms acceptable to us, particularly by competitors. If we fail to obtain a license from a third party for technology that we use or that is used in one of our products used by an indemnified customer, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products either of which could reduce our revenue and harm our business. Furthermore, the indemnification of a customer may increase our operating expenses which could negatively impact our operating results.

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

Should additional taxes be assessed as a result of any of the above, our operating results could be adversely affected. In addition, our future effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws or changes in the interpretation of tax laws.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2006 through May 28, 2006	—		$—		—		$436,846,554
May 29, 2006 through June 25, 2006	2,174,223		$22.99		2,174,223		$386,869,417
July 26, 2006 through July 30, 2006	3,215,643	(3)	$23.32		3,215,643	(3)	$311,869,417

Total	5,389,866		$23.19	(2)	5,389,866

(1)	On August 9, 2004, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $700.0 million on the open market, in negotiated transactions or through structured stock repurchase agreements through August 2007.
(2)	Represents weighted average price paid per share during the second quarter of fiscal 2007.
(3)	As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the second quarter of fiscal 2007, we repurchased 5.4 million shares of our common stock for $125.0 million. Of the 5.4 million shares we repurchased during the second quarter of fiscal 2007, we repurchased 3.2 million shares of our common stock for $75.0 million under a structured share repurchase transaction, which we recorded on the trade date of the transaction. This transaction required that we make an up-front payment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 22, 2006, the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of management’s solicitation.

1. The election of two (2) directors to serve for a three-year term until the 2009 Annual Meeting of Stockholders. The results of the voting were as follows:

a. Tench Coxe

Number of shares voted For	268,544,926
Number of shares Withholding Authority	46,329,448

b. Mark L. Perry

Number of shares voted For	303,968,313
Number of shares Withholding Authority	10,906,061

The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are James D. Gaither, A. Brooke Seawell, Jen-Hsun Huang, Steven Chu, Harvey C. Jones and William J. Miller.

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered accounting firm for our fiscal year ending January 28, 2007. The results of the voting were as follows:

Number of shares voted For	311,279,920
Number of shares voted Against	1,914,381
Number of shares Abstaining	1,680, 109
Number of Broker Non-votes	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed Herewith
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*
32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2006.

NVIDIA Corporation

By:	/s/ MARVIN D. BURKETT
Marvin D. Burkett
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed Herewith

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*
32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NVIDIA Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.