Form 10-Q
period 2006-10-29
NVIDIA CORP
filed 2006-12-07
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended October 29, 2006
                                                                                        OR
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
Yes [☒] No [ ]

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

The number of shares of the registrant's common stock outstanding as of November 10, 2006 was 355,544,989 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NVIDIA CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 29,	January 29,
	2006	2006
		(As Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$741,746	$551,756
Marketable securities	431,849	398,418
Accounts receivable, net	439,252	318,186
Inventories, net	373,558	254,870
Prepaid expenses and other current assets	36,801	24,387
Deferred income taxes	2,682	2,682
Total current assets	2,025,888	1,550,299

Property and equipment, net	220,540	178,152
Deposits and other assets	42,104	27,477
Goodwill	203,679	145,317
Intangible assets, net	26,538	15,421
Deferred Income Taxes	12,404	38,021
	$2,531,153	$1,954,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324,396	$179,395
Accrued liabilities	333,033	259,264
Notes Payable and other	340	-
Total current liabilities	657,769	438,659

Other long-term liabilities	27,667	20,036
Commitments and contingencies - see Note 12 and Note 14

Stockholders’ equity:
Preferred stock	--	--
Common stock	380	360
Additional paid-in capital	1,200,723	965,604
Deferred compensation	--	(3,604)
Treasury stock	(387,120)	(212,142)
Accumulated other comprehensive loss, net	(1,325)	(1,957)
Retained earnings	1,033,059	747,731
Total stockholders' equity	1,845,717	1,495,992
	$2,531,153	$1,954,687

(1) See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		(As Restated) (1)		(As Restated) (1)

Revenue	$820,572	$583,415	$2,189,898	$1,742,073
Cost of revenue (A)	486,630	355,420	1,275,155	1,086,842
Gross profit	333,942	227,995	914,743	655,231
Operating expenses:
Research and development (A)	140,732	88,829	391,191	263,777
Sales, general and administrative (A)	75,597	55,436	208,614	151,322
Settlement costs	-	14,158	-	14,158
Total operating expenses	216,329	158,423	599,805	429,257
Operating income	117,613	69,572	314,938	225,974
Interest income	10,652	5,380	28,278	14,143
Interest expense	(22)	--	(29)	(13)
Other income (expense), net	84	766	(266)	1,608
Income before income tax expense	128,327	75,718	342,921	241,712
Income tax expense	21,816	11,271	58,297	37,910
Income before change in accounting principle	106,511	64,447	284,624	203,802
Cumulative effect of change in accounting principle, net of income tax	-	-	704	-
Net income	$106,511	$64,447	$285,328	$203,802
Basic net income per share:
Prior to cumulative effect of change in accounting principle	$0.30	$0.19	$0.83	$0.60
Cumulative effect of change in accounting principle	-	-	-	-
Basic net income per share	$0.30	$0.19	$0.83	$0.60
Shares used in basic per share computation	352,657	340,254	342,741	338,478
Diluted net income per share:
Prior to cumulative effect of change in accounting principle	$0.27	$0.18	$0.75	$0.56
Cumulative effect of change in accounting principle	-	-	-	-
Diluted net income per share	$0.27	$0.18	$0.75	$0.56
Shares used in diluted per share computation	391,155	366,857	380,281	363,216

(A) Results for the three and nine months ended October 29, 2006 and October 30, 2005 include stock-based compensation expense, net of associated payroll taxes, as follows (in thousands):
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		(As Restated) (1)		(As Restated) (1)
Cost of revenue	$2,305	$173	$5,278	$624
Research and development	18,730	892	49,744	4,113
Sales, general and administrative	10,700	899	27,804	(2,956)

(1) See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	October 29,	October 30,
	2006	2005
		(As Restated) (1)
Cash flows from operating activities:
Net Income	$285,328	$203,802
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(704)	-
Non-cash realized gain on investment exchange	-	(96)
In-process research and development	602	-
Depreciation and amortization	73,270	74,189
Deferred income taxes	25,617	-
Stock-based compensation	83,244	6,763
Bad debt expense	226	163
Excess tax benefits from stock-based compensation	(22,559)	-
Other	36	85
Changes in operating assets and liabilities:
Accounts receivable	(112,335)	(55,621)
Inventories	(112,540)	30,671
Prepaid expenses and other current assets	(10,502)	(3,956)
Deposits and other assets	(13,670)	(5,995)
Accounts payable	82,573	(62,494)
Accrued liabilities	78,130	33,514
Net cash provided by operating activities	356,716	221,025
Cash flows from investing activities:
Purchases of marketable securities	(179,050)	(182,531)
Sales and maturities of marketable securities	146,745	217,286
Purchases of property and equipment and intangible assets	(69,564)	(56,155)
Acquisition of businesses, net of cash and cash equivalents	(67,037)	-
Investments in non-affiliates	(8)	(9,684)
Net cash used in investing activities	(168,914)	(31,084)
Cash flows from financing activities:
Stock repurchase	(174,978)	(138,509)
Common stock issued under employee stock plans	154,607	104,729
Excess tax benefits from stock-based compensation	22,559	-
Retirement of common stock	-	491
Principal payments on capital leases	-	(856)
Net cash provided by/(used in) financing activities	2,188	(34,145)
Change in cash and cash equivalents	189,990	155,796
Cash and cash equivalents at beginning of period	551,756	208,512
Cash and cash equivalents at end of period	$741,746	$364,308

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$12
Cash paid for income taxes, net	$27,226	$2,659

Other non-cash activities:
Acquisition of business - goodwill adjustment	$5	$25,000
Marketable security received from investment exchange	$-	$96
Asset retirement obligation	$-	$1,611
Deferred compensation	$3,604	$153
Unrealized losses from marketable securities	$1,052	$1,127
Assets acquired by assuming related liabilities	$51,463	$4,048
(1)	See Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” of the Notes to Condensed Consolidated Financial Statements.

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

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. The third quarters of fiscal year 2007 and fiscal year 2006 were both 13-week quarters.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 2 - Restatement of Consolidated Financial Statements, Audit Committee and Company Findings

In May 2006, following media reports of stock option accounting investigations at other companies, the management of NVIDIA decided to conduct a review of stock option grants made by NVIDIA. Management advised our Board of Directors, or the Board, of the review at a regularly-scheduled meeting of the Board on May 25, 2006. The Board directed management to report its findings to the Audit Committee. Management presented its findings to the Audit Committee in late June 2006. Following that presentation, the Audit Committee determined that it should perform its own independent review of stock option grants made by NVIDIA. The Audit Committee, with the assistance of outside legal counsel, began its review on approximately June 29, 2006.

The Audit Committee’s review was completed on November 13, 2006 when the Audit Committee reported its findings to the full Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. As part of its review, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

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

The Audit Committee carefully considered the involvement of current members of management in the option grant process and concluded that the evidence did not give rise to any concern about the integrity of any current officer or director of NVIDIA. The Audit Committee also found that the accounting errors and improper practices brought to light during their review were not motivated by any intent to mislead investors, improve NVIDIA's reported financial results, or obtain any personal benefit. Based on its findings, the Audit Committee was unable to reach any conclusion regarding the integrity of former officers and employees.

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

As part of the restatement, for the three and nine month period ended October 30, 2005, we recorded incremental stock-based compensation charges of $1.4 million and $5.9 million, a net (benefit)/charge for payroll taxes resulting from the expiration of statute of limitations of $0.6 million and $(4.2) million, and associated income tax (benefit)/charges of $(1.2) million and $(1.0) million, respectively.

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

We also considered the application of Section 409A of the IRC to certain stock option grants where, under APB 25, intrinsic value existed at the time of grant. In the event such stock options grants are not respected as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, potential remedial actions may be available. We do not expect to incur a material charge as a result of any such potential remedial actions.

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

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007 as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans was as follows for the three and nine month periods ended October 30, 2005:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended	Nine Months Ended
	October 30, 2005	October 30, 2005
	(As Restated)	(As Restated)
	(In thousands, except per share data)	(In thousands, except per share data)
Net income, as reported	$64,447	$203,802
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,410	5,700
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,001)	(66,542)
Pro forma net income	$43,856	$142,960
Basic net income per share - as reported	$0.19	$0.60
Basic net income per share - pro forma	$0.13	$0.42
Diluted net income per share - as reported	$0.18	$0.56
Diluted net income per share - pro forma	$0.12	$0.40

Impact of the adoption of SFAS No. 123(R)

We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during the three and nine months ended October 29, 2006, we recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. We recognized stock-based compensation expense using the straight-line attribution method. Previously reported amounts have not been restated. The effect of stock-based compensation expense, net of associated payroll taxes for the three and nine month periods ended October 29, 2006 on net income was as follows:

	Three Months Ended	Nine Months Ended
	October 29, 2006	October 29, 2006
	(In thousands, except per share data)	(In thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$28,939	$78,344
Employee stock purchase plan	2,938	6,078
Amount capitalized as inventory	(142)	(1,596)
Total stock-based compensation	31,735	82,826
Tax effect of stock-based compensation	(6,594)	(12,104)
Net effect on net income	$25,141	$70,722

Effect on net income per share:
Basic	$0.07	$0.21
Diluted	$0.07	$0.19

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Prior to adopting SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. However, as required by our adoption of SFAS No. 123(R) during the three and nine months ended October 29, 2006, we began classifying cash flows resulting from excess tax benefits as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation for such options. The effect of this change in classification on our Statement of Cash Flows for the three and nine months ended October 29, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	October 29, 2006	October 29, 2006
	(In thousands)	(In thousands)
Cash flows from operations	$(8,197)	$(22,559)
Cash flows from financing activities	$8,197	$22,559

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from accounting change of $0.7 million for the three months ended April 30, 2006, which reflects the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted.

As of January 29, 2006, we had unearned stock-based compensation related to stock options of $167.9 million before the impact of estimated forfeitures. In our pro forma footnote disclosures prior to the adoption of SFAS No. 123(R), we accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 30, 2006, we estimated that stock-based compensation expense for the awards that are not expected to vest was $32.4 million, and, therefore, the unearned stock-based compensation expense related to stock options was adjusted to $135.5 million after estimated forfeitures.

During the three and nine months ended October 29, 2006, we granted approximately 3.9 million and 10.7 million stock options, respectively, with an estimated total grant-date fair value of $49.5 million and $123.1 million, respectively, and a weighted average grant date fair value of $12.62 per option and $11.44 per option, respectively. Of this amount, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $9.6 million and $23.8 million for the three and nine months ended October 29, 2006, respectively. During the three and nine months ended October 29, 2006, we recorded stock-based compensation expense related to stock options of $28.9 million and $78.3 million, respectively.

As of October 29, 2006, the aggregate amount of unearned stock-based compensation expense related to our stock options was $175.5 million, adjusted for estimated forfeitures, which we will recognize over an estimated weighted average amortization period of 2.1 years.

Approximately $0.1 and $1.6 million of stock-based compensation was capitalized as inventory for the three months and nine months ending October 29, 2006, respectively.

Stock-based compensation expense that would have been recorded under APB No. 25 during the three and nine months ended October 29, 2006 was approximately $0.8 million and $3.3 million, respectively. Upon our adoption of SFAS No. 123(R), we reclassified the unearned stock-based compensation expense balance of approximately $3.6 million that would have been recorded under APB No. 25 to additional-paid-in-capital in our Condensed Consolidated Balance Sheet.

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

	Stock Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
	(Using a binomial model)	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	3.6 - 5.1	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	4.7%	4.4%	2.3% - 5.2%	0.9% - 3.7%
Volatility	44% - 47%	34% - 38%	30% - 47%	30% - 45%
Dividend yield	--	--	--	--

	Stock Options		Employee Stock Purchase Plan

	Nine Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
	(Using a binomial model)	(Using a binomial model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Expected life (in years)	3.6 - 5.1	3.6 - 5.1	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	4.7% - 5.1%	4.0% - 4.4%	1.6% - 5.2%	0.9% - 3.7%
Volatility	39% - 51%	34% - 48%	30% - 47%	30% - 45%
Dividend yield	--	--	--	--

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

2000 Nonstatutory Equity Incentive Plan. The 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, provides for the issuance of our common stock to employees and affiliates who are not directors, officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses, restricted stock unit awards, stock appreciation rights and restricted stock purchase rights. Option grants issued under the 2000 plan generally expire in six to ten years. Grants made after May 8, 2003 generally have six year terms. Until April 2004, initial options granted to new employees would vest over four years, with 25% of the shares vesting one year from the date of grant and the remaining 75% of the shares vesting each quarter over the subsequent three years. During this same time period, stock options granted to existing employees generally would vest each quarter over a four-year period from the date of grant. Beginning in April 2004, initial options granted to new employees generally vest over a three-year period on a quarterly basis. Grants to existing employees in recognition of performance generally also vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option vest in equal quarterly installments over a nine month period. We amended our 2000 Plan in October 2006 to add the ability to issue restricted stock unit awards and stock appreciation rights and make certain other modifications.

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

  1998 Non-Employee Directors’ Stock Option Plan. In February 1998, our Board adopted the 1998 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, to provide for the automatic grant of non-qualified options to purchase shares of our common stock to our directors who are not employees or consultants of, or of an affiliate of, NVIDIA.

   In July 2000, the Board amended the 1998 Plan to incorporate the automatic grant provisions of the Directors’ Plan into the 1998 Plan. Future automatic grants to non-employee directors will be made according to the terms of the Directors’ Plan, but will be made out of the 1998 Plan until such time as shares may become available for issuance under the amended Directors’ Plan. In May 2002, the Directors’ Plan was amended further to reduce the number of shares granted to our non-employee directors. The altered automatic grant provisions of the Directors’ Plan are also incorporated into the 1998 Plan. In March 2006, the Board amended the Directors’ Plan, to reduce the number of shares issuable pursuant to each of the initial non-employee director stock option grants and the annual non-employee director stock option grants by 40%. The Directors’ Plan was also amended to eliminate the annual option grant made to members of our Nominating and Corporate Governance Committee. The terms of the amended Directors’ Plan are described below.

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

    Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan, or the Purchase Plan, is intended to qualify as an “employee stock purchase plan” under Section 423 of the IRC. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, separate offering periods shall be no longer than 27 months. Under the current offering adopted pursuant to the Purchase Plan, each offering period is 24 months, which is divided into four purchase periods of 6 months.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the combined activity under the 2000 Plan, 1998 Plan, and the Directors’ Plan as of and for the nine months ended October 29, 2006:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, January 29, 2006	31,310,976	87,958,480	$9.50
Authorized	-	-
Granted	(10,730,037)	10,730,037	27.56
Exercised	-	(16,261,655)	8.01
Cancelled	1,568,544	(1,568,544)	12.86
Balances, October 29, 2006	22,149,483	80,858,318	$12.13	3.96	$1,637,735,270
Vested and expected to vest at October 29, 2006		78,261,487	$11.17	3.95	$1,659,437,435
Options exercisable at October 29, 2006		46,422,137	$8.55	3.50	$1,106,069,538

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at October 29, 2006, based on the $32.38 closing stock price of our common stock on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of October 29, 2006 was 80.9 million and 46.4 million, respectively.

	Three Months Ended	Nine Months Ended
	October 29,	October 29,
	2006	2006
Weighted average grant date fair value of options granted	$12.62 per share	$11.44 per share
Total intrinsic value of options exercised	97.3 million	293.9 million
Total cash received from employees as a result of employee stock option exercises	39.6 million	130.3 million
Tax benefits realized as a result of employee stock option exercises	$11.9 million	$34.4 million

We settle employee stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than options described above as of October 29, 2006.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
	(In thousands, except per share data)
Numerator:
Net income	$106,511	$64,447	$285,328	$203,802
Denominator:
Denominator for basic net income per share, weighted average shares	352,657	340,254	342,741	338,478
Effect of dilutive securities:
Stock options outstanding	38,498	26,603	37,540	24,738
Denominator for diluted net income per share, weighted average shares	391,155	366,857	380,281	363,216
Net income per share:
Basic net income per share	$0.30	$0.19	$0.83	$0.60
Diluted net income per share	$0.27	$0.18	$0.75	$0.56

Diluted net income per share for the three and nine months ended October 29, 2006 does not include the effect of 9.6 million and 10.6 million anti-dilutive common equivalent shares, respectively. Diluted net income per share for the three and nine months ended October 30, 2005 does not include the effect of 9.6 million and 11.2 million anti-dilutive common equivalent shares, respectively.

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

We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development, or IPR&D, if identified, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of October 29, 2006:

	Fair Market Value	Straight-Line Depreciation /
		Amortization Period
	(In thousands)
Cash	$21,551
Accounts receivable	8,148	--
Inventories	4,552	--
Other assets	935	--
Property and equipment	1,010	4 - 49 months
Goodwill	30,461	--
Intangible assets:
Existing technology	2,490	3 years
Customer relationships	653	3 years
Total assets acquired	69,800
Current liabilities	(15,844)	--
Acquisition related costs	(881)	--
Total liabilities assumed	(16,725)
Net assets acquired	$53,075

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

We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as IPR&D, if identified, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of October 29, 2006:

	Fair Market Value	Straight-Line Depreciation / Amortization Period
	(In thousands)
Cash	$1,180
Accounts receivable	808	--
Other assets	73	--
Property and equipment	135	1 month - 36 months
In-process research and development	602	--
Goodwill	27,885	--
Intangible assets:
Existing technology	5,179	3 years
Customer relationships	2,650	3 years
Trademark	482	3 years
Non-compete agreements	72	3 years
Total assets acquired	39,066
Current liabilities	(1,374)	--
Acquisition related costs	(719)	--
Long-term liabilities	(301)
Total liabilities assumed	(2,394)
Net assets acquired	$36,672

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

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for the three and nine months ended October 29, 2006 and October 30, 2005 are as follows:
Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)
Three months ended October 29, 2006
Allowance for sales returns	$12,381	$6,697	$(5,567)	$13,511
Three months ended October 30, 2005
Allowance for sales returns	$10,687	$8,576	$(9,237)	$10,026
Nine months ended October 29, 2006
Allowance for sales returns	$10,239	$30,887	$(27,615)	$13,511
Nine months ended October 30, 2005
Allowance for sales returns	$11,687	$22,720	$(24,381)	$10,026
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

Note 8 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
	(In thousands)
Net income	$106,511	$64,447	$285,328	$203,802
Net change in unrealized losses on available-for-sale securities	1,796	(1,093)	1,140	(2,338)
Tax effect of unrealized losses on available-for-sale securities	(718)	219	(456)	468
Reclassification adjustments for net realized losses on available-for-sale securities included in net income	(47)	910	(88)	1,210
Tax effect of reclassification adjustments for net realized losses on available-for-sale securities included in net income	19	(182)	36	(242)
Total comprehensive income	$107,561	$64,301	$285,960	$202,900

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 10 - Goodwill and Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from one to five years on a straight-line basis. The components of our amortizable intangible assets are as follows:

	October 29, 2006			January 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Technology licenses	$23,086	$(16,465)	$6,621	$21,586	$(13,595)	$7,991
Patents	33,951	(23,433)	10,518	23,750	(19,911)	3,839
Acquired intellectual property	38,612	(29,420)	9,192	27,086	(24,516)	2,570
Trademarks	11,310	(11,310)	-	11,310	(10,807)	503
Other	1,494	(1,287)	207	1,494	(976)	518
Total intangible assets	$108,453	$(81,915)	$26,538	$85,226	$(69,805)	$15,421

The increase in the gross carrying amount of acquisition-related intangible assets as of October 29, 2006 as compared to intangible assets as of January 29,2006 is primarily related to $3.1 million and $8.4 million of intangible assets that resulted from our acquisitions of ULi and Hybrid Graphics, respectively, during the three months ended April 30, 2006. Please refer to Note 5 and Note 6 of our Notes to Condensed Consolidated Financial Statements for further information. In addition, the $10.2 million increase in the gross carrying amount of patents is related primarily to patents licensed from Opti Incorporated for $8.0 million as a result of the license and settlement agreements described in Note 14 of our Notes to Condensed Consolidated Financial Statements.
During the three months ended October 29, 2006 we entered into a confidential patent licensing arrangement. As part of this arrangement, we recorded a charge of $16.0 million to the cost of revenue category in our statement of income related to past usage of certain patents subject to the arrangement. Our commitment for future license payments under this arrangement could range from $97 million to $110.0 million over a ten year period; however, the net outlay under this arrangement may be reduced by the occurrence of certain events covered by the arrangement.

Amortization expense associated with intangible assets for the three and nine months ended October 29, 2006 was $4.0 million and $12.1 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 29, 2005 was $4.2 million and $12.9 million, respectively. Amortization expense for the net carrying amount of intangible assets at October 29, 2006 is estimated to be $3.5 million for the remainder of fiscal 2007, $11.5 million in fiscal 2008, $6.7 million in fiscal 2009, and $4.8 million in fiscal 2010 and thereafter.

As of October 29, 2006 and January 29, 2006, the carrying amount of goodwill is as follows:

	October 29,	January 29,
	2006	2006
	(In thousands)
3dfx	$75,326	$75,326
MediaQ	52,913	52,913
ULi	30,461	-
Hybrid Graphics	27,885	-
Other	17,094	17,078
Total goodwill	$203,679	$145,317

  During the nine months ended October 29, 2006, we recorded $30.4 million and $27.9 million as goodwill related to our acquisitions of ULi and Hybrid Graphics, respectively. These acquisitions were accounted for under the purchase method of accounting. We intend to assign the goodwill related to our acquisition of ULi to our media and communications processor, or MCP, Business and the goodwill related to our acquisition of Hybrid Graphics to our Handheld graphics processing unit, or GPU, Business.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three months and nine months ended October 29, 2006 were not material, and $0.1 million, respectively. Net realized gains for the three months ended October 29, 2005 were $0.2 million, and net realized losses for the nine months ended October 29, 2005 were $0.1 million.

Note 12 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 29,	January 29,
	2006	2006
Prepaid expenses and other current assets:	(In thousands)
Prepaid expenses	$30,193	$19,265
Other current assets	6,608	5,122
Total prepaid expenses and other current assets	$36,801	$24,387

	October 29,	January 29,
	2006	2006
Deposits and other assets:	(In thousands)
Investments in non-affiliates	$12,496	$11,684
Long-term prepayments	20,320	7,504
Other	9,288	8,289
Total deposits and other assets	$42,104	$27,477

	October 29,	January 29,
	2006	2006
		(As Restated)
Inventories:	(In thousands)
Raw materials	$47,602	$25,743
Work in-process	127,636	107,847
Finished goods	198,320	121,280
Total inventories	$373,558	$254,870

The significant increase in finished goods inventories primarily relates to our build-up of inventory levels of several of our GeForce 7 products in fiscal 2007 to meet forecasted sales demand and for the product launch of GeForce 8800, which was introduced in November 2006.

At October 29, 2006, we had outstanding inventory purchase obligations totaling approximately $405 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	October 29,	January 29,
	2006	2006
Accrued Liabilities:	(In thousands)
Accrued customer programs	$148,583	$90,056
Taxes payable	66,353	58,355
Accrued payroll and related expenses	60,751	53,080
Deferred rent	12,049	11,879
Accrued legal settlement	30,600	30,600
Other	14,697	15,294
Total accrued liabilities	$333,033	$259,264

	October 29,	January 29,
	2006	2006
		(As Restated)
Other Long-term Liabilities:	(In thousands)
Asset retirement obligations	$6,309	$6,440
Other long-term liabilities	21,358	13,596
Total other long-term liabilities	$27,667	$20,036

Note 13 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Our operating segments are organized to bring all of our major product groups in line with our strategy to be the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs and professional workstations; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that can off-load system functions, such as audio processing and network communications, and perform these operations independently from the host central processing unit, or CPU; the Handheld GPU Business is composed of products that support handheld personal digital assistants, cellular phones and other handheld devices; and the Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU for SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses, and stock-based compensation, which total $62.6 million for the third quarter of fiscal 2007, $48.1 million for the third quarter of fiscal 2006, $172.7 million for the first nine months of fiscal 2007, and $103.5 million for the first nine months of fiscal 2006, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory devices. Certain prior period amounts have been restated to conform to the presentation of our current fiscal quarter.

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

	GPU	MCP	Handheld GPU	Consumer Electronics	All Other			Consolidated
					(As Restated)			(As Restated)
	(In thousands)
Three Months Ended October 29, 2006:
Revenue	$529,743	$187,416	$25,961	$22,257	$55,195			$820,572
Depreciation expense	$8,481	$4,442	$777	$2,898	$7,671			$24,269
Operating income (loss)	$162,217	$27,897	$(11,009)	$16,248	$(77,740)			$117,613
Three Months Ended October 30, 2005:
Revenue	$427,564	$90,329	$23,194	$9,929	$32,399			$583,415
Depreciation expense	$8,442	$2,869	$3,144	$305	$7,887			$22,647
Operating income (loss)	$110,873	$4,611	$(3,992)	$1,882	$(43,802)	(A	)	$69,572	(A	)

Nine Months Ended October 29, 2006:
Revenue	$1,441,251	$444,941	$84,026	$76,240	$143,440			$2,189,898
Depreciation expense	$23,989	$12,873	$9,927	$3,049	$22,951			$72,789
Operating income (loss)	$419,241	$38,743	$(16,744)	$56,749	$(183,051)			$314,938
Nine Months Ended October 30, 2005:
Revenue	$1,223,316	$238,006	$33,091	$149,550	$98,110			$1,742,073
Depreciation expense	$24,721	$9,059	$9,184	$1,002	$23,589			$67,555
Operating income (loss)	$261,741	$16,874	$(29,967)	$71,609	$(94,283)	(A	)	$225,974	(A	)

(A)
Operating loss in the “All Other” category for the three months and nine months ended October 30, 2005, include $2.0 million and $1.8 million, respectively, related to restated stock-based compensation expense. Please refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
Revenue:	(In thousands)
United States	$81,490	$51,511	$238,017	$282,722
Other Americas	28,696	6,660	93,196	13,625
China	158,478	102,251	429,657	281,401
Taiwan	348,600	323,272	865,580	862,553
Other Asia Pacific	129,866	69,037	354,822	168,677
Europe	73,442	30,684	208,626	133,095
Total revenue	$820,572	$583,415	$2,189,898	$1,742,073

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
Revenue:
Customer A	5%	18%	5%	15%
Customer B	13%	13%	13%	12%

Note 14 - Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx which closed on April 18, 2001.

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

The Bankruptcy Court, over objection of the Creditors’ Committee and NVIDIA, ordered the discovery portion of the Trustee’s litigation to proceed while the conditional settlement is pending approval through the confirmation process. The expert discovery is now completed, but the Bankruptcy Court thereafter ruled on a Trustee discovery motion allowing additional discovery of NVIDIA. Because that order would have required NVIDIA to disclose privileged attorney-client communications, NVIDIA has asked the District Court to review that order and to stay its execution while the District Court’s review is pending. The District Court did issue the requested stay order on August 3, 2006. Oral argument on that matter was held on November 15, 2006 and the matter is now under submission to the District Court. No trial date has been set in the Trustee’s action. In addition, following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders Committee was appointed. Since that appointment, the Equity Holders Committee has filed a competing plan of reorganization/liquidation. The Equity Holders plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. Upon the payment of that debt, the Equity Holders Committee contends that NVIDIA would be obliged to pay the stock consideration provided for in the asset purchase agreement. By virtue of stock splits since the execution of the asset purchase agreement, the stock consideration would now total four million shares of our common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court for an order giving it standing to bring that lawsuit to enforce the Asset Purchase Agreement. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA has moved to dismiss that amended complaint as well. The hearing on that motion is scheduled for December 21, 2006. In addition, the Equity Holders Committee has filed a motion seeking Bankruptcy court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion is now scheduled for December 20, 2006. The Bankruptcy Court still has not set a schedule for presentation of either of the proposed plans of reorganization and liquidation to the creditors for a vote. The judge who has been handling this matter has now retired and the bankruptcy case, along with the Trustee’s and Equity Holders’ Committee lawsuits, has been reassigned to a newly appointed Bankruptcy Judge.

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. In its complaint, Opti asserted that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti sought unspecified damages for our alleged conduct, attorneys’ fees and triple damages for alleged willful infringement by NVIDIA. We filed a response to this complaint in December 2004. A case management conference was held in July 2005 where a trial date was set for July 2006. A Court mandated mediation was held in January 2006 and did not resolve the matter. The discovery period formally ended on May 6, 2006. On April 24, 2006, the District Court issued a Markman ruling adopting Opti's proposed construction on 13 of the 15 terms at issue and Opti dropped from the lawsuit two of the five United States patents that Opti alleged NVIDIA infringes, and elected to pursue the three remaining patents at trial.

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

Lawsuits related to our historical stock option granting practices and SEC inquiry

Since September 29, 2006, nine derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. All cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers. The cases are not currently consolidated, although all allege in substantially similar fashion claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, constructive fraud, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, or the Exchange Act.  The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints.

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

Grand Jury Investigation

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the U.S. Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units and cards.  No specific allegations have been made against us. We plan to cooperate with the DOJ in its investigation.  On December 7, 2006, NVIDIA was served with four complaints seeking class action status which were filed in the United States District Court for the Northern District of California. Each of these complaints makes claims against NVIDIA for, among other things, alleged violation of both federal and state antitrust laws, violation of state consumer protection laws, unfair competition and unjust enrichment. We believe the allegations are without merit and intend to vigorously defend the cases.

Note 15 - Stock Repurchase Program

On August 9, 2004, we announced that our Board, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board has authorized to be repurchased has now been increased to a total of $700.0 million. As part of our stock repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the third quarter of fiscal 2007, we did not repurchase any of our common stock. Through the end of the third quarter of fiscal 2007, we have repurchased an aggregate of 24.5 million shares under our under a structured share repurchase program, which we recorded on the trade date of the transaction for a total cost of $388.2 million.

Note 16 - Stockholders' Equity and Stock Split

In March 2006, our Board approved a two-for-one stock split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. The stock split was effective on Thursday, April 6, 2006 for stockholders of record at the close of business on Friday, March 17, 2006. Each stockholder of record received one additional share for every outstanding share of common stock held. The transfer agent distributed the shares resulting from the split on April 6, 2006. All share and per-share numbers contained herein, for all periods presented, reflect this stock split.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 17 - Subsequent Events

Grand Jury Investigation

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the U.S. Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units and cards.  No specific allegations have been made against us. We plan to cooperate with the DOJ in its investigation.  On December 7, 2006, NVIDIA was served with four complaints seeking class action status which were filed in the United States District Court for the Northern District of California. Each of these complaints makes claims against NVIDIA for, among other things, alleged violation of both federal and state antitrust laws, violation of state consumer protection laws, unfair competition and unjust enrichment. We believe the allegations are without merit and intend to vigorously defend the cases.

Agreement and Plan of Merger with PortalPlayer, Inc.

   On November 6, 2006, we entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, with PortalPlayer, Inc., or PortalPlayer. PortalPlayer is a leading supplier of semiconductors, firmware, and software for personal media players or PMPs and secondary display-enabled computers.

  Under terms of the Merger Agreement, we will pay $13.50 in cash for each outstanding share of PortalPlayer common stock, which represents a total purchase price of approximately $357 million plus direct acquisition costs incurred. This acquisition has been approved by our Board and the board of directors of PortalPlayer and is subject to regulatory approvals and other customary closing conditions. The consummation of the acquisition is subject to certain customary closing conditions, including antitrust approvals and adoption of the Merger Agreement by the stockholders of PortalPlayer. The acquisition is expected to close during our fourth quarter of fiscal 2007 and may not be completed if any of the closing conditions are not satisfied or waived.

Listing on The NASDAQ Stock Market

 On September 11, 2006, NVIDIA filed a Form 12b-25 with the SEC to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. On September 12, 2006 NVIDIA announced that we would request a hearing before the Nasdaq Listing Qualifications Panel, or the Panel, in response to the receipt of a NASDAQ Staff Determination letter on September 11, 2006 indicating that NVIDIA was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of our Form 10-Q for the quarter ended July 30, 2006. Pending a decision by the Panel, NVIDIA shares will remain listed on the NASDAQ Global Select Market. On October 19, 2006, we appeared for an oral hearing before the Panel. The Panel confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. On November 30, 2006, the Nasdaq Listing Qualifications Panel formally notified us that we had regained compliance with the continued listing standards of The NASDAQ Stock Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. When used in this report, the words “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements relate to future periods and include, but are not limited to, statements as to the features, benefits, capabilities, performance, production and availability of our technologies and products, seasonality, possible acquisitions and the results of acquisitions, product cycles, our gross margin, product mix, our inventories, average selling prices, our strategies as to our primary businesses, growth of and factors contributing to the growth of our primary businesses, our competitors' focuses, expensing of stock options, the impact of stock-based compensation expense, use of the binomial model, our critical accounting policies, mix and sources of revenue, anticipated revenue, our relationship with SCE, our expectations regarding increases in and reasons for our expenditures, capital expenditures, our cash flow and cash balances, our liquidity, uses of cash, investments and marketable securities, our stock repurchase program, our results of operations, our competition and our competitive position, our intellectual property, the importance of our strategic relationships, customer demand, reliance on a limited number of customers, our internal control over financial reporting, our disclosure controls and procedures, our taxes, our international operations, our ability to attract and retain qualified personnel, our foreign currency risk strategy, compliance with environmental laws and regulations, charges we may take, the filings we amended in connection with our restatements, the periods we restated, our continued listing on the NASDAQ Global Select Market, litigation or regulatory action arising from the Audit Committee’s review and our restatements, results of ongoing litigation, the DOJ subpoena, the SEC inquiry, Section 409A of the IRC and possible remedial measures, and the adoption of best practices in connection with the Audit Committee’s review. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as unanticipated decreases in average selling prices of a particular product, difficulties associated with conducting international operations, increased sales of lower margin products, difficulty in collecting accounts receivable, our inability to decrease inventory purchase commitments, our inability to compete in new markets, the write-down of the value of inventory, entry of new competitors in our established markets, reduction in demand for or market acceptance of our products or our customers’ products, defects in our products, the impact of competitive pricing pressure, new product announcements or introductions by our competitors, disruptions in our relationships with our key suppliers, fluctuations in general economic conditions, failure to achieve design wins, the seasonality of the PC and in the markets of our other primary businesses, international and political conditions, the concentration of sales of our products to a limited number of customers, decreases in demand for our products, delays in the development of new products by us or our partners, delays in volume production of our products, developments in and expenses related to litigation, our inability to realize the benefits of acquisitions we have made, the outcome of litigation or regulatory actions and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Restatement of Consolidated Financial Statements, Audit Committee and Company Findings

In May 2006, following media reports of stock option accounting investigations at other companies, the management of NVIDIA decided to conduct a review of stock option grants made by NVIDIA. Management advised our Board of the review at a regularly-scheduled meeting of the Board on May 25, 2006. The Board directed management to report its findings to the Audit Committee. Management presented its findings to the Audit Committee in late June 2006. Following that presentation, the Audit Committee determined that it should perform its own independent review of stock option grants made by NVIDIA. The Audit Committee, with the assistance of outside legal counsel, began its review on approximately June 29, 2006.

The Audit Committee’s review was completed on November 13, 2006, when the Audit Committee reported its findings to the full Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. As part of its review, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

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

The Audit Committee carefully considered the involvement of current members of management in the option grant process and concluded that the evidence did not give rise to any concern about the integrity of any current officer or director of NVIDIA. The Audit Committee also found that the accounting errors and improper practices brought to light during their review were not motivated by any intent to mislead investors, improve NVIDIA's reported financial results, or obtain any personal benefit. Based on its findings, the Audit Committee was unable to reach any conclusion regarding the integrity of former officers and employees.

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

As part of the restatement, for the three and nine month period ended October 30, 2005, we recorded incremental stock-based compensation charges of $1.4 million and $5.9 million, a net (benefit)/charge for payroll taxes resulting from the expiration of statute of limitations of $0.6 million and $(4.2) million, and associated income tax (benefit)/charges of $(1.2) million and $(1.0) million, respectively.

For all periods through the end of our fiscal year 2006, we have recorded aggregate non-cash stock-based compensation charges of $190.2 million, associated payroll tax charges of $9.4 million and a related income tax benefit of $72.2 million.

As part of this restatement, we also accrued liabilities and recorded charges to operating costs and expenses for certain payroll tax contingencies related to the incremental stock-based compensation expense in the amount of $18.8 million for all annual periods from our fiscal year 2000 through our fiscal year 2006. We recorded such charges in the amount of $3.1 million, $1.3 million, and $1.6 million for our fiscal years 2006, 2005 and 2004, respectively. Upon expiration of the related statute of limitations, we also recorded benefits from the reversal of previously-recorded payroll tax liabilities of $6.6 million and $2.8 million in our fiscal years 2006 and 2005, respectively. As a result, the net benefit to our statements of income was $3.5 million and $1.5 million for our fiscal years 2006 and 2005, respectively. The cumulative payroll tax expense for periods prior to our fiscal year 2004 was $12.8 million. For those stock option grants that we determined to have incorrect measurement dates for accounting purposes and that we had originally issued as incentive stock options, or ISOs, we recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the IRC and the regulations thereunder. These liabilities were recorded with a charge to operating costs and expenses.

We also considered the application of Section 409A of the IRC to certain stock option grants where, under APB 25, intrinsic value existed at the time of grant. In the event such stock options grants are not respected as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, potential remedial actions may be available. We do not expect to incur a material charge as a result of any such potential remedial actions.

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

Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA processors as a core component of their entertainment and business solutions. Our GPUs deliver superior performance and crisp visual quality for PC-based applications such as manufacturing, science, e-business, entertainment and education. Our MCPs perform highly demanding multimedia processing for secure broadband connectivity, communications and storage. Our handheld GPUs deliver an advanced visual experience by accelerating graphics and video applications while implementing design techniques that are designed to result in high performance and low power consumption.

Seasonality

Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to the back-to-school and holiday seasons.

Recent Developments, Future Objectives and Challenges

GPU Business

The combination of our GeForce 6, GeForce 7 and GeForce 8 series of GPUs and our Scalable Link Interface, or SLI, technology has created a new class of gaming PCs and professional workstations.  SLI technology takes advantage of the increased bandwidth of the peripheral component interconnect, or PCI, Express bus architecture to allow up to four NVIDIA-based graphics cards to operate in a single PC or up to two NVIDIA-based graphics cards to operate in a notebook PC or professional workstation.

During the first quarter of fiscal 2007, we shipped eight new GeForce 7 series GPUs for desktop and notebook PCs, expanding the offering of products in the GeForce 7 GPU family. In March 2006, we shipped our first Quad SLI system for desktop PCs, enabling the use of four GPUs per system. We also shipped the GeForce Go 7800 GTX notebook GPU featuring SLI technology for notebook PCs.

During the second quarter of fiscal 2007, our NVIDIA GeForce Go notebook GPU product line achieved record revenue for the second consecutive quarter. In addition, our NVIDIA Quadro professional product line increased its revenue 27% from the second quarter of fiscal 2006. We transitioned from our highly popular NVIDIA GeForce 6600 to the NVIDIA GeForce 7600, which delivers almost a 100% performance increase at the same price point.

During the third quarter of fiscal 2007, we continued to experience growth in sales of our GeForce 7 series products, with most of the growth coming in the mainstream and performance segments. Our NVIDIA GeForce Go notebook GPU product line achieved record revenue for the third consecutive quarter, primarily through increased sales in the notebook standalone GPU segment.

In June 2006, we shipped the GeForce 7950 GX2, which provides 2500x1600 resolution. This is the resolution of cinematic film, thirteen times the resolution of television, and brings the 16:9 panoramic experience of cinema to gaming. We also announced PureVideo HD technology - a combination of hardware acceleration from an NVIDIA GPU, high definition movie player integration and HDCP feature support, to enable manufacturers and consumers to build PCs that can play HD DVD or Blu-ray movies.

In August 2006, we introduced the NVIDIA Quadro Plex 1000, the world's first dedicated Visual Computing System. The NVIDIA Quadro Plex 1000 offers advanced scalability in a desktop or dense 3U rackmount configuration for demanding professional applications such as those powering multiple streams of 4K high-definition video, 3D styling and design, scientific and medical visualization, oil and gas exploration, or visual simulation and training.

In November 2006, we introduced our GeForce 8 series GPUs, which is based on an unified shader architecture. We believe that our GeForce 8 series GPUs represents an ambitious undertaking in our history. Instead of separate vertex and pixel shading processors, the GeForce 8800 has 128 stream processors, operating at 1.35GHz, that can process either vertex or pixel shader programs. GeForce 8800 is also the world’s first DX10 GPU. DX10 is a major new Application Programming Interface, or API, for Windows Vista, and includes many new important features. We also announced Compute Unified Device Architecture, or CUDA, a new mode of operation on GPUs where the massive computational power of the GPU can be utilized for computation-intensive applications.

We expect additional growth in our GPU Business during the remainder of fiscal 2007. We believe that sales of our desktop and notebook GPU products will be increased by share gains from our anticipated position in the market, the release of Microsoft’s next generation operating system, Microsoft Windows Vista, or Vista, the introduction of high-definition, or HD, and Blu-ray video. The GeForce 6, GeForce 7 and GeForce 8 series of desktop and notebook GPUs are designed to be compatible with Vista. We believe that in the upcoming year there will be increased demand for HD and Blu-ray video, and that SCE’s PlayStation3 will be a key driver of demand for HD. We expect HD and Blu-ray video to promote increased demand for the video processing capabilities of our next generation GPUs.

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

In June 2006, we introduced the NVIDIA nForce 590 SLI for Intel Core2 Duo and Core 2 Extreme CPUs.

In November 2006, we introduced our new NVIDIA nForce 680i SLI MCPs, which deliver top performance for Intel Corporation, or Intel, CPUs and are designed specifically for enthusiasts with features such as SLI, Dual Net Gigabit Ethernet, and MediaShield RAID. The introduction of our NVIDIA nForce 680i SLI MCPs extends our nForce products for Intel CPUs with a performance platform for Intel’s Core2 Duo and new Core 2 Quad CPUs.

During the third quarter of fiscal 2006, our nForce MCP product line achieved record revenue for its ninth consecutive quarter. The nForce MCP business doubled in revenue from the third quarter of fiscal 2006 and grew 35% sequentially from the second quarter of fiscal 2007.   Our MCP growth was driven in part by increased adoption of our nForce notebook solutions by large PC manufacturers. We believe that the transition by AMD to K8, our extension into new segments, and our entry into the Intel market will result in continued growth in the MCP Business. Furthermore, we believe that our ability to simultaneously innovate using our GPU, MCP, and software knowledge base will allow us to make additional platform innovations in the future.

Handheld GPU Business

In March 2006, NVIDIA and Intel, announced a collaboration to bring a high-performance 3D gaming and multimedia platform to handheld devices. The collaboration combines the NVIDIA GoForce family of handheld GPUs with Intel’s newest processor family, which is based on the third-generation Intel XScale architecture, to deliver a powerful development platform to content developers.

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

Gross Margin Improvement

We continue to remain intensely focused on improving our gross margin. Beginning in fiscal 2005, we implemented profit improvement initiatives across our company, which were designed to improve business and operational processes. During the third quarter of fiscal 2007, our gross margin was 40.7%, which represents an increase of 160 basis points from our gross margin of 39.1% for the third quarter of fiscal 2006. In addition to the positive impact on our gross margin of our implementation of profit improvement measures, we realized a significant contribution from our GeForce 7 products, which have experienced higher average gross margins than previous generations of our products.

Our gross margin is significantly impacted by product mix, which is often difficult to estimate with accuracy and thus if we achieve significant revenue growth in our lower margin businesses, it may negatively impact our gross margin. We believe that we can continue to improve our gross margin during the remainder of fiscal 2007.

Stock-Based Compensation

Effective January 30, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period.  As such, our stock-based compensation expense, net of associated payroll taxes totaled $31.7 and $82.8 million during the third quarter and the first nine months of fiscal 2007, respectively.

Subsequent Events

Listing on the NASDAQ Stock Market. On September 11, 2006, NVIDIA filed a Form 12b-25 with the SEC to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended July 30, 2006. On September 12, 2006 NVIDIA announced that we would request a hearing before the Nasdaq Listing Qualifications Panel, or the Panel, in response to the receipt of a NASDAQ Staff Determination letter on September 11, 2006 indicating that NVIDIA was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of our Form 10-Q for the quarter ended July 30, 2006. Pending a decision by the Panel, NVIDIA common stock will remain listed on the NASDAQ Global Select Market. On October 19, 2006, we appeared for an oral hearing before the Panel and the Panel confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. On November 30, 2006, the Nasdaq Listing Qualifications Panel formally notified us that we had regained compliance with the continued listing standards of The NASDAQ Stock Market.

Agreement and Plan of Merger with PortalPlayer Inc. On November 6, 2006, we entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, with PortalPlayer, Inc., or PortalPlayer. PortalPlayer is a leading supplier of semiconductors, firmware, and software for personal media players and secondary display-enabled computers.

Under terms of the Merger Agreement, we will pay $13.50 in cash for each outstanding share of PortalPlayer common stock, which represents a total purchase price of approximately $357 million, plus direct acquisition costs incurred. This acquisition has been approved by our Board and the board of directors of PortalPlayer and is subject to regulatory approvals and other customary closing conditions. The consummation of the acquisition is subject to certain customary closing conditions, including antitrust approvals and adoption of the Merger Agreement by the stockholders of PortalPlayer. The acquisition is expected to close during our fourth quarter of fiscal 2007 and may not be completed if any of the closing conditions are not satisfied or waived.

Grand Jury Investigation. On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the U.S. Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units and cards.  No specific allegations have been made against us. We plan to cooperate with the DOJ in its investigation.  On December 7, 2006, NVIDIA was served with four complaints seeking class action status which were filed in the United States District Court for the Northern District of California. Each of these complaints makes claims against NVIDIA for, among other things, alleged violation of both federal and state antitrust laws, violation of state consumer protection laws, unfair competition and unjust enrichment. We believe the allegations are without merit and intend to vigorously defend the cases.

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

Other than related to our implementation of SFAS No. 123(R) during the nine months ended October 29, 2006, as described above, there were no other material changes in our critical accounting policies and estimates during the first nine months of fiscal 2007 from those disclosed in our Annual Report on Form 10-K/A, or Form 10-K/A, for the year ended January 29, 2006. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Form 10-K/A for a discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated income statements expressed as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.3	60.9	58.2	62.4
Gross profit	40.7	39.1	41.8	37.6
Operating expenses:
Research and development	17.2	15.3	17.9	15.1
Sales, general and administrative	9.2	9.5	9.5	8.7
Settlement costs	0.0	2.4	0.0	0.8
Total operating expenses	26.4	27.2	27.4	24.6
Operating income	14.3	11.9	14.4	13.0
Interest and other income, net	1.3	1.1	1.3	0.9
Income before income tax expense	15.6	13.0	15.7	13.9
Income tax expense	2.6	1.9	2.7	2.2
Income before change in accounting principle	13.0	11.1	13.0	11.7
Cumulative effect of change in accounting principle, net of tax	-	-	-	-
Net income	13.0%	11.1%	13.0%	11.7%

Three and Nine Months Ended October 29, 2006 and October 30, 2005

Revenue

Our operating segments are organized to bring all of our major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our Chief Executive Officer, who is considered to be our chief operating decision maker, as follows: the GPU Business, the MCP Business, the Handheld GPU Business, and the Consumer Electronics Business. Revenue in the “All Other” category is primarily derived from sales of memory devices.  Please refer to Note -13 of our Notes to Condensed Consolidated Financial Statements for further information.

Revenue was $820.6 million for the third quarter of fiscal 2007 and $583.4 million for the third quarter of fiscal 2006, which represented an increase of 40.6%.  Revenue was $2.19 billion for the first nine months of fiscal 2007 and $1.74 billion for the first nine months of fiscal 2006, which represented an increase of 25.9%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 23.9% to $529.7 million for the third quarter of fiscal 2007 compared to $427.6 million for the third quarter of fiscal 2006. GPU Business revenue increased 18.0% to $1.44 billion for the first nine months of fiscal 2007 compared to $1.22 billion for the first nine months of fiscal 2006. The increases were a result of increased sales of our desktop GPU products, led by our GeForce 7-based products that serve the high-end segment. In addition, sales of our NVIDIA notebook products also continued to improve due to an increased mix of GeForce 7-based products, shipping for notebook PC design wins based on Intel’s Santa Rosa platform. Our NVIDIA professional workstation product sales increased over the same time in the third quarter of fiscal 2006 due to increase in unit shipments.

MCP Business. MCP Business revenue increased by 107.5% to $187.4 million for the third quarter of fiscal 2007 compared to $90.3 million for the third quarter of fiscal 2006.  MCP Business revenue increased by 86.9% to $444.9 million for the first nine months of fiscal 2007 compared to $238.0 million for the first nine months of fiscal 2006. The overall increase in MCP business revenue is primarily due to sales of newer NVIDIA nForce4 products, NVIDIA nForce5 products, and integrated AMD-based desktop products, which began shipping after the second quarter of fiscal 2006. In addition, revenue also increased as a result of our acquisition of ULi in February 2006.

Handheld GPU Business. Handheld GPU Business revenue increased by $2.7 million to $25.9 million for the third quarter of fiscal 2007 compared to $23.2 million for the third quarter of fiscal 2006.  Handheld GPU Business revenue increased by $50.9 million to $84.0 million for the first nine months of fiscal 2007 compared to $33.1 million for the first nine months of fiscal 2006. These increases were primarily the result of increased unit sales.

Consumer Electronics Business. Consumer Electronics Business revenue increased by 125.3% to $22.3 million for the third quarter of fiscal 2007 compared to $9.9 million for the third quarter of fiscal 2006. This increase was primarily related to revenue from contractual development arrangements that we recognize using the percentage of completion method. Consumer Electronics Business revenue decreased by 49.1% to $76.2 million for the first nine months of fiscal 2007 compared to $149.6 million for the first nine months of fiscal 2006. This decrease in our Consumer Electronics Business is a result of discontinued sales of our Xbox-related products to Microsoft, partially offset by revenue recognized from our contractual development arrangements. The second quarter of fiscal 2006 was the last quarter during which we recognized revenue from the sale of our Xbox-related products to Microsoft.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 86.6% and 90.0% of revenue for the third quarter of fiscal 2007 and 2006, respectively. Revenue from sales to customers outside of the United States and other Americas accounted for 84.9% and 82.9% of revenue for the first nine months of fiscal 2007 and 2006, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas for the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 is primarily due to decreased sales of processors used in the Microsoft Xbox product, which were billed to Microsoft in the United States.

Sales to our largest customers accounted for approximately 13% and approximately 31% of our revenue for the third quarter of fiscal 2007 and 2006, respectively. Sales to our largest customers accounted for approximately 13% and approximately 27% of our revenue for the first nine months of fiscal 2007 and 2006, respectively.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor, overhead and non-cash stock-based compensation associated with such purchases, final test yield fallout, inventory provisions and shipping costs.  Cost of revenue also includes development costs for license and service arrangements and license royalties directly related to the products we sell. Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on a number of factors, including the mix of types of products sold, average selling prices, introduction of new products, sales discounts, unexpected pricing actions by our competitors, the cost of product components, and the yield of wafers produced by the foundries that manufacture our products. Our gross margin was 40.7% and 39.1% for the third quarter of fiscal 2007 and 2006, respectively.

GPU Business. The gross margin of our GPU Business increased during the third quarter of fiscal 2007 as compared to the third quarter of 2006, as well as during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 primarily due to the success of our GeForce 7 series GPUs, which have experienced higher gross margins than our previous generations of GPUs.

MCP Business. The gross margin of our MCP Business increased during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, as well as during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006, primarily due to a shift in product mix associated with the increased volume of NVIDIA nForce5 products, which are generally higher margin products than earlier NVIDIA nForce product families.

 Handheld GPU Business. The gross margin of our Handheld GPU Business increased during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, as well as during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006.

Consumer Electronics Business. The gross margin of our Consumer Electronics Business increased during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, as well as during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 primarily due to development, software and license revenue from our contractual development arrangements that have higher margins compared to Xbox products shipped in fiscal 2006.

Consolidated Gross Margin

The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and delivering profitable growth.

During the three months ended October 29, 2006 we entered into a confidential patent licensing arrangement. As part of this arrangement, we recorded a charge of $16.0 million to the cost of revenue category in our statement of income related to past usage of certain patents subject to the arrangement. We do not expect future license payments under this arrangement to have a significant impact on our gross margin.

Our gross margin is significantly impacted by product mix, which is often difficult to estimate with accuracy and thus if we achieve significant revenue growth in our lower margin businesses, it may negatively impact our gross margin. We believe that we can continue to improve our gross margin during the remainder of fiscal 2007.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	October 29,	October 30,	$	%	October 29,	October 30,	$	%
	2006	2005	Change	Change	2006	2005	Change	Change
		(As Restated)				(As Restated)
	(In millions)
Research and Development:
Salaries and benefits	$70.5	$51.7	$18.8	36%	$205.5	$150.7	$54.8	36%
Computer software and lab equipment	15.2	11.9	3.3	28%	41.5	34.3	7.2	21%
New product development	10.9	6.6	4.3	65%	25.7	21.9	3.8	17%
Facility expense	10.1	8.0	2.1	26%	27.0	24.1	2.9	12%
Depreciation and amortization	14.5	14.5	-	-%	44.6	43.1	1.5	3%
Stock-based compensation	18.7	0.9	17.8	1,978%	49.7	4.1	45.6	1,112%
License and development project costs	(3.9)	(7.5)	3.6	48%	(14.6)	(21.8)	7.2	33%
Other	4.7	2.7	2.0	74%	11.8	7.4	4.4	59%
Total	$140.7	$88.8	$51.9	58%	$391.2	$263.8	$127.4	48%
Research and development as a percentage of net revenue	17%	15%			18%	15%

Research and development expenses were $140.7 million and $88.8 million in the third quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $51.9 million, or 58%. This increase was primarily due to an $18.8 million increase in salaries and benefits related to 761 additional personnel, which includes employees from our acquisitions of ULi and Hybrid Graphics in the first quarter of fiscal 2007. In addition, during the third quarter of fiscal 2007, non-cash stock based compensation expense related to research and development employees increased by $17.8 as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. New product development costs increased by $4.3 million primarily due to the increased number of tape-outs related to our latest GeForce and NVIDIA nForce product lines. License and development project costs increased by $3.6 million primarily due to a decrease in development costs and other engineering costs that are classified as cost of revenue in our condensed consolidated income statement, or were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis under development contracts. Computer software and lab equipment increased by $3.3 million due to increased allocation based on the growth in headcount as compared to other functional organizations, as well as the growth of international region costs in the allocation. Facility expense increased $2.1 million primarily due to our ongoing international expansion.

Research and development expenses were $391.2 million and $263.8 million for the first nine months of fiscal 2007 and fiscal 2006, respectively, an increase of $127.4 million, or 48%. This increase was primarily due to a $54.8 million increase in salaries and benefits related to 761 additional personnel, which includes employees from our acquisitions of ULi and Hybrid Graphics in the first quarter of fiscal 2007. In addition, during the first nine months of fiscal 2007, non-cash stock-based compensation expense related to research and development employees increased by $45.6 million of as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. License and development project costs decreased by $7.2 of million primarily due to a decrease in development costs and other engineering costs that are classified as cost of revenue in our condensed consolidated income statement or were capitalized on our condensed consolidated balance sheet and will be expensed on a percentage of completion basis under development contracts. Computer software and lab equipment increased by $7.2 million due to increased allocation based on the growth in headcount as compared to other functional organizations, as well as the growth of international region costs in the allocation. New product development costs increased by $3.8 million primarily due to the increased number of tape-outs related to our GeForce 8 product line. Facility expense increased $2.9 million primarily due to our ongoing international expansion.

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

Sales, General and Administrative

	Three Months Ended				Nine Months Ended
	October 29,	October 30,	$	%	October 29,	October 30,	$	%
	2006	2005	Change	Change	2006	2005	Change	Change
		(As Restated)				(As Restated)
	(In millions)
Sales, General and Administrative:
Salaries and benefits	$35.2	$28.0	$7.2	26%	$100.4	$82.2	$18.2	22%
Advertising and promotions	7.8	6.4	1.4	22%	25.9	19.2	6.7	35%
Legal and accounting fees	8.9	5.9	3.0	51%	15.5	14.5	1.0	7%
Facility expense	3.4	3.1	0.3	10%	11.7	9.2	2.5	27%
Depreciation and amortization	8.1	8.1	-	-%	24.2	24.4	(0.2)	(1)%
Stock-based compensation	10.7	0.9	9.8	1,089%	27.8	(2.9)	30.7	1,059%
Other	1.5	3.0	(1.5)	(50)%	3.1	4.7	(1.6)	(34)%
Total	$75.6	$55.4	$20.2	36	$208.6	$151.3	$57.3	38%
Sales, general and administrative as a percentage of net revenue	9%	10%			10%	9%

Sales, general and administrative expenses were $75.6 million and $55.4 million in the third quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $20.2 million, or 36%. During the third quarter of fiscal 2007, non-cash stock-based compensation expense related to sales, general and administrative employees increased by $9.8 million of as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. Salaries and benefits increased $7.2 million primarily as a result of having 158 additional personnel within sales, general and administrative functions. Legal and accounting fees increased by $3.0 million primarily due to professional fees associated with the stock option investigation and management fees associated with a patent license contract. Advertising and promotions increased $1.4 million primarily related to an increase in certain advertising programs. These increases were offset by a $1.5 million decrease in other expense primarily due to an employment settlement and a decrease in charitable contributions.

Sales, general and administrative expenses were $208.6 million and $151.3 million for the first nine months of fiscal 2007 and fiscal 2006, respectively, an increase of $57.3 million, or 38%. Salaries and benefits increased $18.2 million as a result of having 158 additional personnel. During the first nine months of fiscal 2007, non-cash stock-based compensation expense related to sales, general and administrative employees increased by $30.7 million of as a result of our adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. Advertising and promotions increased $6.7 million primarily related to an increase in marketing development fund programs and certain advertising programs. Facility expense increased $2.5 million primarily due to our ongoing international expansion. Legal and accounting fees increased by $1.0 million primarily due to the fees associated with the stock option investigation. These increases were offset by a $1.6 million decrease in other expense primarily due to an employment settlement and a decrease in charitable contributions.

We expect sales, general and administrative expenses to continue to increase in absolute dollars as we continue to support our operations and global business expansion efforts, expand our sales, launch our new products, and protect our business interests.

Stock-Based Compensation

Stock-based compensation expense totaled $31.7 million during the third quarter of fiscal 2007 as compared to $2.0 million during the third quarter of fiscal 2006. Stock-based compensation expense totaled $82.8 million during the first nine months of fiscal 2007 as compared to $1.8 million during the first nine months of fiscal 2006. Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock-based employee compensation plans. As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Audit Committee and Company Findings” for further discussion of our stock-based compensation recorded under APB No. 25. We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123 (R). Accordingly, during the three and nine months ended October 29, 2006, we recorded stock-based compensation expense equal to the amount that would have been recognized had the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. We recognized stock-based compensation expense using the straight-line attribution method. As of October 29, 2006, the unearned stock-based compensation balance was $175.5 million and will be recognized over an estimated weighted average amortization period of 2.1 years. We anticipate that our stock-based compensation expense will increase during the fourth quarter of fiscal 2007. Stock-based compensation charges are included in the “all other” category for segment reporting purposes.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $10.7 million and $5.4 million in the third quarter of fiscal 2007 and fiscal 2006, respectively, an increase of $5.3 million. Interest income was $28.3 million and $14.1 million for the first nine months of fiscal 2007 and fiscal 2006, respectively, an increase of $14.2 million. These increases were primarily the result of higher average balances of cash, cash equivalents, and marketable securities and higher yields during the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006.

Income Taxes

We recognized income tax expense of $21.8 million and $11.3 million in the third quarter of fiscal 2007 and fiscal 2006, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 17% for the third quarter of fiscal 2007 and 14.9% for the third quarter of fiscal 2006. During the third quarter of fiscal 2006, our effective tax rate increased to 17% for the year due primarily due to changes in our geographical mix of income subject to tax. We recognized income tax expense of $58.3 million and $37.9 million for the first nine months of fiscal 2007 and fiscal 2006, respectively. Our annual effective tax rate was 17% for the first nine months of fiscal 2007 and 15.7% for the first nine months of fiscal 2006.  Our effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions.

Liquidity and Capital Resources

	As of October 29, 2006	As of January 29, 2006
	(In millions)
Cash and cash equivalents	$741.7	$551.8
Marketable securities	431.8	398.4
Cash, cash equivalents, and marketable securities	$1,173.5	$950.2

    As of October 29, 2006, we had $1.17 billion in cash, cash equivalents and marketable securities, an increase of $223.3 million from $950.2 million at the end of fiscal 2006. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

	Nine Months Ended
	October 29, 2006	October 30, 2005
	(In millions)
Net cash provided by operating activities	$356.7	$221.0
Net cash used in investing activities	$(168.9)	$(31.1)
Net cash provided by/ (used in) financing activities	$2.2	$(34.1)

We generated cash from operating activities for the first nine months of fiscal 2007 primarily from our net income of $285.3 million and the increase in accounts payable. Offsetting cash increases was an increase in inventory related to many of our newer GeForce 7 products and GeForce 8 product lines in anticipation of future sales of such products. In addition, we incurred total non-cash operating expenses of $182.7 million, which includes $73.3 million of depreciation and amortization, $83.2 million of stock-based compensation and $25.6 million of deferred taxes.

  Cash used in investing activities has consisted primarily of investments in marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, and the purchase of intangible assets and businesses. Net cash used by investing activities during the first nine months of fiscal 2007 was primarily due to $69.6 million for capital expenditures, including purchases of new research and development equipment, hardware equipment, technology licenses, software and intangible assets, $67.0 million of cash used for business acquisitions and $32.3 million of net purchases of marketable securities. We expect to spend approximately $20 million to $40 million for capital expenditures during the fourth quarter of fiscal 2007, primarily for purchases of software licenses, emulation equipment, computers and engineering workstations. In addition, we may use cash in connection with the acquisition of new businesses or assets. In November 2006, we entered into a merger agreement to acquire PortalPlayer, Inc. The merger is expected to close in the fourth quarter of fiscal 2007. Under terms of the merger agreement, we will pay $13.50 in cash for each outstanding share of PortalPlayer common stock, which represents a total purchase price of approximately $357 million, plus direct acquisition costs incurred. As of September 30, 2006, PortalPlayer had approximately $200 million of cash, cash and equivalents and short-term investments. Any such balances remaining at the close of the merger will belong to NVIDIA.

  Financing activities provided cash of $2.5 million during the first nine months of fiscal 2007, primarily as a result of $154.6 million of common stock issued under employee stock plans, offset by $174.9 million of cash used in our stock repurchase program.

Stock Repurchase Program

On August 9, 2004, we announced that our Board, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program we had announced in August 2004. As a result of this increase, the amount of common stock the Board has authorized to be repurchased has now been increased to a total of $700.0 million. As part of our stock repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During the third quarter of fiscal 2007, we made no repurchases of our common stock. Through the end of the third quarter of fiscal 2007, we have repurchased an aggregate of 24.5 million shares under our under a structured share repurchase program, which we recorded on the trade date of the transaction for a total cost of $388.2 million.

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

Contractual Obligations

   During the three months ended October 29, 2006 we entered into a confidential patent licensing arrangement. Our commitment for future license payments under this arrangement could range from $97 million to $110.0 million over a ten year period; however, the net outlay under this arrangement may be reduced by the occurrence of certain events covered by the arrangement.  There were no other material changes in our contractual obligations from those disclosed in our Form 10-K/A. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K/A for a description of our contractual obligations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market fund and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of October 29, 2006, we had $1.17 billion in cash, cash equivalents and marketable securities.

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

ITEM 4. CONTROLS AND PROCEDURES

Audit Committee Review into Past Option Grants and Practices and Restatement

In May 2006, following media reports of stock option accounting investigations at other companies, the management of NVIDIA decided to conduct a review of stock option grants made by NVIDIA. Management advised our Board of the review at a regularly-scheduled meeting of the Board on May 25, 2006. The Board directed management to report its findings to the Audit Committee. Management presented its findings to the Audit Committee in late June 2006. Following that presentation, the Audit Committee determined that it should perform its own independent review of stock option grants made by NVIDIA. The Audit Committee, with the assistance of outside legal counsel, began its review on approximately June 29, 2006.

The Audit Committee’s review was completed on November 13, 2006 when the Audit Committee reported its findings to the full Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. As part of its review, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

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

The Audit Committee carefully considered the involvement of current members of management in the option grant process and concluded that the evidence did not give rise to any concern about the integrity of any current officer or director of NVIDIA. The Audit Committee also found that the accounting errors and improper practices brought to light during their review were not motivated by any intent to mislead investors, improve NVIDIA's reported financial results, or obtain any personal benefit. Based on its findings, the Audit Committee was unable to reach any conclusion regarding the integrity of former officers and employees.

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

As part of the restatement, for the three and nine month period ended October 30, 2005, we recorded incremental stock-based compensation charges of $1.4 million and $5.9 million, a net (benefit)/charge for payroll taxes resulting from the expiration of statute of limitations of $0.6 million and $(4.2) million, and associated income tax (benefit)/charges of $(1.2) million and $(1.0) million, respectively.

For all periods through the end of our fiscal year 2006, we have recorded aggregate non-cash stock-based compensation charges of $190.2 million, associated payroll tax charges of $9.4 million and a related income tax benefit of $72.2 million.

As part of this restatement, we also accrued liabilities and recorded charges to operating costs and expenses for certain payroll tax contingencies related to the incremental stock-based compensation expense in the amount of $18.8 million for all annual periods from our fiscal year 2000 through our fiscal year 2006. We recorded such charges in the amount of $3.1 million, $1.3 million, and $1.6 million for our fiscal years 2006, 2005 and 2004, respectively. Upon expiration of the related statute of limitations, we also recorded benefits from the reversal of previously-recorded payroll tax liabilities of $6.6 million and $2.8 million in our fiscal years 2006 and 2005, respectively. As a result, the net benefit to our statements of income was $3.5 million and $1.5 million for our fiscal years 2006 and 2005, respectively. The cumulative payroll tax expense for periods prior to our fiscal year 2004 was $12.8 million. For those stock option grants that we determined to have incorrect measurement dates for accounting purposes and that we had originally issued as incentive stock options, or ISOs, we recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the IRC and the regulations thereunder. These liabilities were recorded with a charge to operating costs and expenses.

We also considered the application of Section 409A of the IRC to certain stock option grants where, under APB 25, intrinsic value existed at the time of grant. In the event such stock options grants are not respected as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, potential remedial actions may be available. We do not expect to incur a material charge as a result of any such potential remedial actions.

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

Management’s Conclusion Regarding the Effectiveness of Internal Control over Stock Option Grant Practices

In assessing whether our disclosure controls and procedures and our internal control over financial reporting were effective as of October 29, 2006, management considered, among other things, the impact of the restatement of our financial statements, the nature of the restatement as disclosed in Note 2 to the Condensed Consolidated Financial Statements, and the effectiveness of internal control in this area as of October 29, 2006.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of January 29, 2006, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and the control environment. Management also considered the conclusions of the Audit Committee, following an extensive review of our past and current stock option grants and practices, that: (a) while NVIDIA used incorrect accounting measurement dates for certain stock option grants, as more fully discussed above, those errors were not a result of fraud; and (b) our option grant practices had improved significantly since May 2003. These control deficiencies resulted in the need to restate our previously-issued financial statements as disclosed in Note 2, “Restatement of Consolidated Financial Statements, Audit Committee and Company Findings”, of the Notes to our Condensed Consolidated Financial Statements. Management has concluded that the control deficiencies that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of January 29, 2006 because management determined that as of January 29, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and, therefore, the likelihood of our financial statements being materially misstated is remote.

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

Audit Committee’s Recommended Further Measures Regarding Stock Option Grants

The Audit Committee noted that management had significantly improved our stock option grant practices since May 2003.  However, the Audit Committee recommended, and the Board approved, the following best practices, which we intend to adopt, for consideration in light of its review into our past stock option grant processes:

•	our management should establish pre-determined grant dates for all stock option grants made by NVIDIA;
•	the Compensation Committee should establish stock option grant budgets and guidelines on no less than an annual basis, to be reviewed on a semi-annual basis;
•	a member of the Compensation Committee will be the final approver of all stock option grants;
•
the Compensation Committee should be provided with enhanced support to assist with its monitoring of the compliance by the Company with the Compensation Committee’s guidelines, the applicable stock plan terms and conditions, and the related accounting for stock option grants;

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

Controls and Procedures

Disclosure Controls and Procedures

   Based on their evaluation as of October 29, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 14, “Litigation” for discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of risk factors associated with our business previously disclosed in Part I, Item 1A. “Risk Factors” of our Form 10-K/A for the fiscal year ended January 29, 2006 and our most recent quarterly report on Form 10-Q for the period ended July 30, 2006.

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

Risks Related to Our Operations

  The matters relating to the Audit Committee of the Board’s review of our historical stock option granting practices and the restatement of our consolidated financial statements may result in future litigation, which could harm our financial results.

On August 10, 2006, NVIDIA announced that the Audit Committee of the Board, with the assistance of outside legal counsel, was conducting a review of our stock option practices covering the time from NVIDIA’s initial public offering in 1999 (our fiscal year 2000) through June 2006. The Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, NVIDIA has recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants.

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

 If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and have 2,327 full-time employees engaged in research and development as of October 29, 2006, compared to 2,156 employees as of July 30, 2006. Research and development expenditures were $140.7 million and $88.8 million for the third quarter of fiscal 2007 and fiscal 2006, respectively. Research and development expenses for the third quarter of fiscal 2007 included $18.7 million related to non-cash stock-based compensation, net of associated payroll taxes which we began to record in the first quarter of fiscal 2007 as a result of our adoption of SFAS No. 123(R). If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may have limited ability to reduce operating expenses quickly in response to any revenue shortfalls.

During the third quarter of fiscal 2007, our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 26.4% of our total revenue as compared to 24.8% of our total revenue during the third quarter of fiscal 2006. Operating expenses for the third quarter of fiscal 2007 included $29.4 million related to non-cash stock-based compensation, net of associated payroll taxes which we began to record in the first quarter of fiscal 2007 as a result of our adoption of SFAS No. 123(R). Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU for SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. During the third quarter of fiscal 2007, we recognized $17.5 million of revenue from our contractual arrangements with SCE. Depending on the ultimate success of this next-generation platform, we expect to generate up to $100 million in revenue annually from license fees and royalties over the next five years, with the possibility of additional royalties for several years thereafter. There can be no assurance that the PlayStation3 will achieve long term commercial success, given the intense competition in the game console market.  If we do not receive royalties as we anticipate, our revenue and gross margin may be adversely affected.

We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products or sell our products.

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. For example, in February 2006 we completed the acquisition of ULi and in March 2006 we completed the acquisition of Hybrid Graphics. In November 2006, we entered into a merger agreement to acquire PortalPlayer, Inc. The merger is expected to close in the fourth quarter of fiscal 2007. If we do consider other acquisitions, a strategic alliance or a joint venture, the negotiations could divert management’s attention as well as other resources. For any previous or future acquisition or investment, including the acquisitions of ULi and Hybrid Graphics as well as our planned acquisition of PortalPlayer, the following risks could impair our ability to grow our business and develop new products, and ultimately, could impair our ability to sell our products, which could negatively impact our growth or our financial results:

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

We have only a limited number of customers and our sales are highly concentrated. Sales to our largest customer accounted for approximately 13% of our revenue during the third quarter of fiscal 2007, and sales for approximately 13% of revenue for the first nine months of fiscal 2007. Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, motherboard and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, motherboard and add-in board manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, motherboard and add-in board manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, motherboard and add-in board manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Risks Related to Our Competition

As Intel and AMD/ATI continue to pursue platform solutions, we may not be able to successfully compete.

We expect substantial competition from both Intel’s and AMD/ATI’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution. In addition to the Centrino notebook platform solution, Intel has announced a desktop initiative branded as VIIV. AMD recently announced their platform solution. We expect that Intel and AMD/ATI will extend this strategy to other segments including professional workstations and servers. To the extent Intel and AMD/ATI are successful with this strategy, we may not be able to successfully compete in these segments.

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

An additional significant source of competition is from companies that provide or intend to provide GPU, MCP, and Handheld GPU solutions. Some of our competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•
suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as ATI Technologies, Inc., or ATI, which was recently acquired by Advanced Micro Devices, Inc. or AMD, Intel, Silicon Integrated Systems, Inc., or SIS, VIA Technologies, Inc., or VIA, and XGI Technology Inc.;

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

A significant portion of our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 86.6% of revenue for the third quarter and 84.9% of revenue for the first nine months of fiscal 2007 from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States and sales to customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

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

We have offices outside of the United States, including offices in Taiwan, Japan, Korea, China, Hong Kong, India, France, Russia, Germany, and England. We also have a subsidiary in Finland. During the third quarter of fiscal 2007, we added 147 international employees to our international operations. Our operations in our international locations are subject to many of the risks contained in the above list. We intend to continue to expand our international operations and expect to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

Risks Related to Government Action, Regulatory Action, Intellectual Property, and Litigation

The pending investigation by the U.S. Department of Justice regarding investigation into the market for Graphics Processors could adversely affect our business.

On November 29,2006, we were served with a subpoena from a grand jury sitting in the United States District Court for the Northern District of California in connection with an investigation of the potential violation of United States antitrust laws in the market for graphics processing units and cards. We have been asked to provide documents and information to the grand jury in early 2007 to assist the grand jury in this investigation. To date, no specific allegations have been made about NVIDIA.  On December 7, 2006,  we were served with four complaints seeking class action status which were filed in the United States District Court for the Northern District of California. Each of these complaints makes claims against NVIDIA for, among other things, alleged violation of both federal and state antitrust laws, violation of state consumer protection laws, unfair competition and unjust enrichment. We believe the allegations are without merit and intend to vigorously defend the cases.  Complying with the subpoena from the grand jury and responding to the four complaints will result in legal and administrative expense, will be time consuming and may divert management’s time and attention from our business operations which could adversely affect our business. The DOJ may conclude that further investigative activities are merited or that formal action should be taken against companies or individuals in the graphics processor market. Any such actions would result in additional expense, could negatively impact our reputation or result in litigation.

Expensing employee stock options materially and aversely affects our reported operating results and could adversely affect our competitive position as well.

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. Prior to January 30, 2006, we had not recognized compensation cost for employee stock options or shares sold pursuant to our employee stock purchase program. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the third quarter and first nine months of fiscal 2007, we recorded $31.7 million and $82.8 million, respectively, related to stock-based compensation, net of associated payroll taxes which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of the Board to create and issue preferred stock without prior stockholder approval;
•	the prohibition of stockholder action by written consent;
•	a classified Board; and
•	advance notice requirements for director nominations and stockholder proposals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 31, 2006 through August 27, 2006	-	$-	-	$311,869,417
August 28, 2006 through September 24, 2006	-	$-	-	$311,869,417
September 25, 2006 through October 29, 2006	-	$-	-	$311,869,417
Total	-	$-	-

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

(2) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the third quarter of fiscal 2007, we made no repurchases of our common stock. Through the end of the third quarter of fiscal 2007, we have repurchased an aggregate of 24.5 million shares under our under a structured share repurchase program, which we recorded on the trade date of the transaction for a total cost of $388.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Filed Herewith
10.13	NVIDIA Corporation’s 2000 Nonstatutory Equity Incentive Plan, as amended. (1)
10.19	2000 Nonstatutory Equity Incentive Plan NSO. (2)
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*
32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

(1) Incorporated by reference to Exhibit 99.(d)(1)(A) of the Schedule TO filed with the SEC on November 29, 2006.

(2) Incorporated by reference to Exhibit 99.(d)(1)(B) of the Schedule TO filed with the SEC on November 29, 2006.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2006.

                NVIDIA CORPORATION

                         By: /s/ MARVIN  D. BURKETT
                                                                          Marvin D. Burkett
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed Herewith
10.13	NVIDIA Corporation’s 2000 Nonstatutory Equity Incentive Plan, as amended. (1)
10.19	2000 Nonstatutory Equity Incentive Plan NSO. (2)
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*
32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

(1) Incorporated by reference to Exhibit 99.(d)(1)(A) of the Schedule TO filed with the SEC on November 29, 2006.

(2) Incorporated by reference to Exhibit 99.(d)(1)(B) of the Schedule TO filed with the SEC on November 29, 2006.

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