Form 10-K
period 2007-01-28
NVIDIA CORP
filed 2007-03-16
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2007
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23985

NVIDIA CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	94-3177549
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2701 San Tomas Expressway
Santa Clara, California 95050
(408) 486-2000
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC (NASDAQ Global Select Market)

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☒ Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2006 was approximately $7.03 billion (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Select Market, on July 30, 2006). Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of July 30, 2006. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 2, 2007 was 360,038,303.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by May 28, 2007.

NVIDIA CORPORATION

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include, but are not limited to, statements as to: the features, benefits, capabilities, performance, impact, production and availability of our technologies and products; seasonality; acquisitions and the benefits and results of acquisitions; our strategies and objectives; product cycles; our gross margin; product mix; our inventories; average selling prices; our taxes; growth and factors contributing to growth; anticipated areas of growth; expensing of stock options; the impact of stock-based compensation expense; our critical accounting policies; mix and sources of revenue; anticipated revenue; changes in and reasons for our expenditures; capital expenditures; our cash flow and cash balances; our liquidity; uses of cash; dividends; investments and marketable securities; our stock repurchase program; our results of operations; Microsoft Windows Vista; our competitors' focuses; our competition and our competitive position; our intellectual property; the importance of our strategic relationships; customer demand; reliance on a limited number of customers and suppliers; our internal control over financial reporting; our disclosure controls and procedures; recent accounting pronouncements; our international operations; our ability to attract and retain qualified personnel; our foreign currency risk strategy; compliance with environmental laws and regulations; litigation or regulatory action arising from the review of our stock option grant practices and financial restatements; the Department of Justice subpoena and investigation; litigation, including the class action lawsuits; and the Securities and Exchange Commission inquiry. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as difficulties associated with conducting international operations; slower than anticipated growth; unanticipated decreases in average selling prices of a particular product; increased sales of lower margin products; difficulty in collecting accounts receivable; our inability to decrease inventory purchase commitments; difficulties in entering new markets; the write-down of the value of inventory; entry of new competitors in our established markets; reduction in demand for our products; market acceptance of our competitors’ products; defects in our products; the impact of competitive pricing pressures; disruptions in our relationships with our key suppliers; fluctuations in general economic conditions; failure to achieve design wins; changes in customers’ purchasing behaviors; international and political conditions; the concentration of sales of our products to a limited number of customers; decreases in demand for our products; delays in the development of new products by us or our partners; delays in volume production of our products; developments in and expenses related to litigation; our inability to realize the benefits of acquisitions; the outcome of litigation or regulatory actions; and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

NVIDIA, GeForce, SLI, GoForce, NVIDIA Quadro, Quadro, NVIDIA nForce, PureVideo, CUDA, Quadro NVS, Quadro Plex and the NVIDIA logo are our trademarks or registered trademarks in the United States and other countries that are used in this document. We may also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products are designed to enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: the graphics processing units, or GPU Business, media and communications processors, or MCP Business, Handheld GPU Business, and Consumer Electronics Business. Our GPU Business is composed of products that support desktop personal computers, or PCs, notebook PCs, professional workstations and other GPU-based products; our MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that provide system functions, such as high speed storage and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.

Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA processors as a core component of their entertainment and business solutions. Our GPUs are designed to deliver performance and visual quality for PC-based applications such as manufacturing, science, e-business, entertainment and education. Our MCPs perform demanding multimedia processing for secure broadband connectivity, communications and storage. Our handheld GPUs deliver a quality visual experience by accelerating graphics and video applications while implementing design techniques that result in high performance and relatively low power consumption.

Our Business

GPU Business

The combination of our GeForce 6, GeForce 7 and GeForce 8 series of GPUs and our Scalable Link Interface, or SLI, technology and NVIDIA Quadro professional solutions has created a new class of gaming PCs and professional workstations.  SLI technology takes advantage of the increased bandwidth of the peripheral component interconnect, or PCI, Express bus architecture to allow up to four NVIDIA GPUs to operate in a single PC or up to two NVIDIA GPUs to operate in a notebook PC or professional workstation. In fiscal 2007, we announced PureVideo High-Definition, or HD technology, a combination of hardware acceleration from an NVIDIA GPU, high definition movie player integration and High-Bandwidth Digital Content Protection or HDCP, feature support, to enable manufacturers and consumers to build PCs that can play High-Definition Digital Video Disc, or HD DVD, or Blu-ray movies. In November 2006, we launched the GeForce 8800, the industry’s first GPU to support the new Microsoft DirectX 10 Application Programming Interface, or API. DirectX 10 is a new API for the Microsoft Windows Vista operating system, or Vista, and includes many new features, such as a geometry shader. GeForce 8800 is the first DirectX 10 GPU based on Unified Shader architecture, which can adapt its computation resources to changing vertex and pixel shading workload from scene to scene. We also announced Compute Unified Device Architecture, or CUDA, a new mode of operation on GPUs where the computational power of the GPU can be utilized for computation-intensive applications.

Technology and market leadership in this generation of GPUs continues to be a key element of our corporate strategy. The combination of the programmable Unified Shader GPU with Microsoft Corporation’s, or Microsoft’s, DirectX 10 high-level shading language is known as DirectX 10 GPUs. Combined with the ability to directly access the GPU via the new Vista applications from Microsoft Office to Web 2.0 applications can now incorporate 3D effects. In fiscal 2007, our strategy was to extend our architectural and technology advantage with our second-generation GPUs to support DirectX 9.0 Shader Model 3.0, the GeForce 7 Series GPUs. By extending our leadership position in the performance segment with the production release of the GeForce 7900 in June 2006, we grew our market share from 79% to 85%, according to the Mercury Research Fourth Quarter 2005 and 2006 PC Graphics Reports, respectively.

The NVIDIA Quadro brand has become the benchmark of performance and compatibility for the professional industry. NVIDIA Quadro is recognized by many as the standard for professional graphics solutions needed to solve many of the world’s most complex visual computing challenges in the manufacturing, entertainment, medical, science, and aerospace industries. In fiscal 2007, we introduced NVIDIA Quadro Plex, a new category of visual computing solutions that brings a level of graphics scalability and processing density. In November 2006, we began seeding the industry with our GeForce 8 GPU, enabled with CUDA, a technology and compiler that, for the first time, allows for programmers to write C language applications for GPUs. GeForce 8 and CUDA will enable a new class of high performance computing we call “GPU Computing.” With CUDA-enabled GPUs, engineers and scientists will be able to harness programmable GPUs in PCs to solve mathematically-intensive problems that were previously cost prohibitive.

  MCP Business

The NVIDIA nForce family of products represents our MCPs for Advanced Micro Devices, Inc., or AMD, and Intel Corporation, or Intel,-based desktop, notebook, professional workstations and servers. Our strategy for MCPs aligns with what we anticipate will drive growth in the MCP segment such as multi-core, ever-increasing-speed networking and storage technologies, and integration of complex features such as virtualization, security processing, network processing and more. The In-Stat Trendy Chipset for the x86 Processor Report projects strong growth for PC chipsets through the end of this decade from $7.6 billion in calendar 2006 to over $10 billion in calendar 2009.

In fiscal 2007, we began production shipments of our single-chip motherboard GPUs for AMD-based PCs. We are now the second largest core logic supplier in the world, according to the Mercury Research Fourth Quarter 2006 PC Graphics Report. We are the largest supplier of AMD 64 chipsets with 53% segment share. NVIDIA nForce MCP unit shipments for AMD64-based CPUs increased over 113% calendar year-over-calendar year, based on the Mercury Research Fourth Quarter 2006 PC Processor Forecast Report.

Also during fiscal 2007, we launched our NVIDIA nForce 680i SLI MCP, which was designed for Intel Core 2 Quad and Core 2 Duo-based PCs. The NVIDIA nForce 680i SLI MCP is a motherboard solution with dual Gigabit Ethernet ports and advanced storage features that is targeted at the hard-core enthusiast and provides support for some of the latest technologies, including NVIDIA SLI multi-GPU technology. We also started to design and released production of our own line of enthusiast-class NVIDIA nForce 680i SLI-based motherboards, which are being offered as a turnkey solution for select channel partners. Our "Designed by NVIDIA" program allows NVIDIA partners to bring NVIDIA nForce 680i SLI-based motherboards to market faster than before, and lets consumers know that the motherboard they are purchasing supports all of the hardware and software features that are offered with the NVIDIA nForce 680i SLI MCP.

In fiscal 2007, we completed our acquisition of ULi Electronics, Inc., or ULi, a core logic developer for the PC industry. This acquisition represents our ongoing investment in our platform solution strategy.

Handheld GPU Business

Our strategy in our Handheld GPU business is to lead innovation and capitalize on the emergence of the cellular phone as a versatile consumer lifestyle device.  Every device in the NVIDIA GoForce product family is designed to provide a high-performance, visually rich multimedia experience on cellular phones and handheld devices. These products deliver an advanced visual experience by accelerating graphics and video applications. NVIDIA GoForce handheld GPUs and application processors implement design techniques, both inside the chips and at the system level, which result in high performance and long battery life. These technologies enhance visual display capabilities, improve connectivity, and minimize chip and system-level power consumption. NVIDIA GoForce products can be found in multimedia cellular phones, PDAs, and other handheld devices.

In March 2006, NVIDIA and Intel announced a collaboration to bring a high-performance 3D gaming and multimedia platform to handheld devices. In addition, in March 2006 we acquired Hybrid Graphics Ltd., or Hybrid Graphics, a developer of embedded 2D and 3D graphics software for handheld devices. In June 2006, we launched our MobileMedia Platform development kit for handheld devices running Windows Mobile 5.0.

In January 2007, we completed our acquisition of PortalPlayer, Inc., or PortalPlayer, a leading supplier of semiconductors, firmware, and software for personal media players, or PMPs, and secondary display-enabled computers. Until recently, our Handheld GPU strategy has been to focus on establishing ourselves in the market as the leader of multimedia technology by leveraging our expertise in graphics, video, and image processing. With PortalPlayer’s expertise in building low power application processors for Personal Media Players, or PMPs, we are now focused on delivering Systems-On-A-Chip, or SOCs, that combine our application processors and GPUs. We expect SOCs such as these to power next generation smart multimedia phone and PMP devices.

Consumer Electronics Business

Our Consumer Electronics product group is composed of our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU for SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. SCE launched sales of its PlayStation 3 computer entertainment system in November 2006. We recognized revenue from the sale of our Xbox-related products to Microsoft for the last time during the second quarter of fiscal 2006.

Our Products

We have four major product groups: GPUs, MCPs, Handheld GPUs, and Consumer Electronics. Our products are designed to support current standards as determined by each industry segment and to provide features that enhance the overall operation and compatibility of each platform they support.

GPUs. Our GPU products support desktop PCs, notebook PCs, professional workstations and other GPU-based products. We have three major families of GPUs: GeForce, Go and NVIDIA Quadro.

GeForce. The GeForce family represents our desktop GPUs and includes the GeForce 8, GeForce7, GeForce 6, and GeForce FX families. During the first quarter of fiscal 2007, we shipped eight new GeForce 7 series GPUs for desktop and notebook PCs, expanding our offering of products in the GeForce 7 GPU family. Also during the first quarter of fiscal 2007, we shipped our first Quad SLI system for desktop PCs, enabling the use of four GPUs per system. During the second quarter of fiscal 2007, we shipped the GeForce 7950 GX2, which provides the resolution of cinematic film and brought the 16:9 panoramic experience of cinema to gaming. We also announced PureVideo HD technology, a combination of hardware acceleration from an NVIDIA GPU, high definition movie player integration and HDCP feature support, to enable manufacturers and consumers to build PCs that can play HD DVD or Blu-ray movies. In the fourth quarter of fiscal 2007, we introduced our flagship GPU series, the GeForce 8800. The GeForce 8800 is the industry’s first unified shader GPU to support the new Microsoft DirectX 10 API. The GeForce 8800 unified shader architecture can adapt its computation resources to changing vertex and pixel shading workload from scene to scene, which enables programmers to create more complex effects and imagery while simplifying the actual programming code. Our GeForce 7 GPU family, which is based on the prior Microsoft DirectX 9.0 API, continues to deliver high price-per-performance from the mainstream to enthusiast segments both in desktop and notebook PCs. We maintained our leading share in the desktop standalone GPU segment throughout fiscal 2007.

GeForce Go and NVIDIA Quadro Go. The GeForce Go and NVIDIA Quadro Go families represent our notebook GPUs and include the GeForce 7 Go, GeForce 6 Go, and NVIDIA QuadroFX Go GPUs. These GPUs are designed to deliver desktop graphics performance and features for multiple notebook configurations from desktop replacements, multimedia notebooks and thin-and-lights to notebook workstations. The GeForce Go products are designed to serve the needs of both professional and consumer users. The NVIDIA Quadro Go products are designed to serve the needs of workstation professionals in the area of product design and digital content creation. In fiscal 2007, we introduced a complete family of notebook GPUs, the GeForce Go 7900, 7800, 7600 and 7400 families, all based on our second generation Shader Model 3.0 architecture and designed to deliver 3D, HD home theatre-quality video and power management to the notebook segment. In March 2006, we shipped the GeForce Go 7900 and GeForce 7800 GTX notebook products that feature SLI technology for notebook PCs. In early fiscal 2007, we launched our first notebook GPU, the NVIDIA Quadro NVS, targeted specifically for business use. NVIDIA Quadro NVS graphics solutions provide business customers with notebooks that are designed to be easy to deploy and maintain while minimizing total cost of ownership. We also launched the NVIDIA Quadro FX 3500M, a mobile workstation graphic solution for computer aided design, or CAD, Digital Content Creation, and Scientific Visualization. For the first time in our history, we captured the number one position in the notebook standalone GPU segment during the second half of fiscal 2007, according to the Mercury Research Second Quarter 2006 PC Graphics Report.

NVIDIA Quadro. The NVIDIA Quadro branded products are professional workstation solutions that are available for high-end, mid-range, entry-level and multi-display product lines. The NVIDIA Quadro family, which consists of the NVIDIA Quadro Plex VCS, NVIDIA Quadro FX, NVIDIA Quadro4 and the NVIDIA Quadro NVS professional workstation processors, is designed to meet the needs of a number of workstation applications such as industrial product design, digital content creation, non-linear video editing, scientific and medical visualization, general purpose business and financial trading. NVIDIA Quadro products are fully certified by several software developers for professional workstation applications and are designed to deliver the graphics performance and precision required by professional applications. In August 2006, we introduced the NVIDIA Quadro Plex 1000, the world's first dedicated Visual Computing System, or VCS. The NVIDIA Quadro Plex 1000 offers scalability in a desktop or dense three unit rackmount configuration for professional applications such as those powering multiple streams of 4K high-definition video, 3D styling and design, scientific and medical visualization, oil and gas exploration, or visual simulation and training.

MCPs. Our MCP product family, known as NVIDIA nForce, supports desktop PCs, notebook PCs, professional workstations and servers.

NVIDIA nForce. The NVIDIA nForce family represents our MCPs for AMD and Intel-based desktop PCs, notebook PCs, professional workstations and servers and includes the NVIDIA nForce4, NVIDIA nForce Professional, NVIDIA nForce 500 series for AMD and Intel, NVIDIA nForce 600 series for AMD and Intel, and GeForce 6100 Series GPUs and nForce 400 Series MCP motherboard solutions. We define an MCP as a single-chip or chipset that provides system functions, such as high speed storage and network communications, and performs these operations independently from the host CPU. In fiscal 2006, we introduced the GeForce 6100 Series GPU and NVIDIA nForce 400 Series MCP. We offer the industry’s first integrated core logic to feature DirectX 9.0 and Shader Model 3.0 technology. In January 2006, we launched two new MCPs for the Intel platform, the NVIDIA nForce4 SLI XE and NVIDIA nForce4 Ultra, both of which provide the system-builder and do-it-yourself communities with lower cost discrete motherboard solutions for Intel PC platforms. In fiscal 2007, we began production shipments of our single-chip motherboard GPUs for AMD-based PCs. In March 2006, we shipped our first integrated graphics processor, or IGP, core-logic solution for AMD-based notebook PCs, the GeForce Go 6100 GPU and NVIDIA nForce Go 430 MCP. This core logic solution provides hardware accelerated H.264 high-definition video playback. In May 2006, we shipped our NVIDIA nForce 590 SLI, a motherboard solution for x86 PC platforms. SLI can utilize the power of up to one, two, or even four NVIDIA GeForce GPUs for HD gaming. In November 2006, we launched the NVIDIA nForce 680 SLI MCP, which is designed specifically for Intel Core 2 Quad and Core 2 Duo processors.

Handheld GPUs. Our Handheld GPU product family, known as GoForce, supports handheld PDAs and multimedia cellular phones.

GoForce. The GoForce family represents our handheld GPUs for a wide range of multimedia cellular phones and handheld devices. The GoForce 2100 and 2150 are two of the first handheld GPUs to offer hardware acceleration engines for 2D graphics to manufacturers that support liquid crystal display, or LCD, screen resolutions up to 320 x 240 pixels. The GoForce 3000 and 4000 offer a host of features for cellular phones and PDAs, including support for up to 3-megapixel image capture, accelerated graphics for gaming, and motion Joint Photographic Experts Group, or JPEG, capture and playback. Our GoForce 3D 4000, 4500 and 4800 handheld GPUs are the first to provide programmable 3D shaders, along with multi-megapixel still image and video processing in a single-chip package. Using dedicated hardware accelerator engines, the GoForce family delivers multimedia applications and drives high-resolution displays, while extending handheld battery life through a variety of power management techniques. In the third quarter of fiscal 2007, Motorola Inc., or Motorola, and Sony Ericsson Mobile Communications AB, or Sony Ericsson, launched Third Generation, or 3G, models of their RAZR and Walkman portable phones, respectively, that are both powered by our GoForce GPUs. Our GoForce handheld GPUs are now shipping in the Motorola 3G RAZR V3X, SLVR L6i, SLVR L7i, MOTORAZR Maxx, and Sony Ericsson Walkman phones. Our newest handheld GPU, the NVIDIA GoForce 5500 GPU, has been designed into Digital Video Broadcast - Handheld, or DVB-H, phones in North America, Europe, and Integrated Services Digital Broadcasting - Terrestrial, or ISDB-T, in Japan.

In February 2007, we unveiled our strategy to target the applications processor market in order to meet the growing multimedia demands of today's mobile phone user by announcing the availability of the NVIDIA GoForce 6100. The NVIDIA GoForce 6100, our first application processor, is a low power consumption multimedia solution that supports computationally intensive multimedia codecs as well as a high quality audio subsystem, integrated WiFi, USB 2.0 and more.

Consumer Electronics. Our Consumer Electronics product group is concentrated in products that support video game consoles and other digital consumer electronics devices.

Playstation3. In April 2005, we finalized our initial agreement with SCE to jointly develop a custom GPU for SCE’s PlayStation3.  SCE launched sales of the PlayStation 3 computer entertainment system in November 2006. We record license and development revenue from our initial agreement with SCE, as well as from certain additional agreements with them. In addition, in fiscal 2007, we began to record royalty revenue from SCE based on per unit sales of the PlayStation 3.

Xbox. Our Xbox platform processor supported Microsoft’s initial Xbox video game console. The Xbox platform processor featured dual-processing architecture, which included our GPU designed specifically for the Xbox, or XGPU, and our MCP to power the Xbox’s graphics, audio and networking capabilities.  We also have a license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices. We recognized revenue from the sale of our Xbox-related products to Microsoft for the last time during the second quarter of fiscal 2006.

Our Strategy

We design our GPUs, MCPs and handheld GPUs to enable our PC OEMs, ODMs, system builders, motherboard and add-in board manufacturers, and cellular phone and consumer electronics OEMs, to build products that deliver state-of-the-art features, performance, compatibility and power efficiency while maintaining competitive pricing and profitability. We believe that by developing 3D graphics, HD video and media communications solutions that provide superior performance and address the key requirements of each of the product segments we serve, we will accelerate the adoption of HD digital media platforms and devices throughout these segments. We combine scalable architectural technology with mass market economies-of-scale to deliver a complete family of products that spans professional workstations, to consumer PCs, to multimedia-rich cellular phones.

Our objective is to be the leading supplier of performance GPUs, MCPs and handheld GPUs and application processors. Our current focus is on the desktop PC, professional workstation, notebook PC, application processor, server, multimedia-rich cellular phone and video game console product lines, and we plan to expand into other product lines. Our strategy to achieve this objective includes the following key elements:

Build Award-Winning, Architecturally-Compatible 3D Graphics, HD Video, Media Communications and Ultra-Low Power Product Families for the PC, Handheld and Digital Entertainment Platforms.    Our strategy is to achieve market segment leadership in these platforms by providing award-winning performance at every price point. By developing 3D graphics, HD video and media communications solutions that provide superior performance and address the key requirements of these platforms, we believe that we will accelerate the adoption of 3D graphics and rich digital media.

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

Sustain Technology and Product Leadership in 3D Graphics and HD Video, and Media Communications and Ultra-Low Power.    We are focused on using our advanced engineering capabilities to accelerate the quality and performance of 3D graphics, HD video, media communications and ultra-low power processing in PCs and handheld devices. A fundamental aspect of our strategy is to actively recruit the best 3D graphics and HD video, networking and communications engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and handheld GPUs using independent design teams. As we have in the past, we intend to use this strategy to achieve new levels of graphics, networking and communications features and performance and ultra-low power designs, enabling our customers to achieve superior performance in their products.

Increase Market Share.    We believe that substantial market share will be important to achieving success. We intend to achieve a leading share of the market in areas in which we don't have a leading market share by devoting substantial resources to building families of products for a wide range of applications that offer significant improvement in performance over existing products.

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

Use our Intellectual Property and Resources to Enter into License and Development Contracts. In fiscal 2006, we entered into license arrangements that require significant customization of our intellectual property components and we anticipate that we will enter into additional agreements during fiscal 2008.  For license arrangements that require significant customization of our intellectual property components, we generally recognize this license revenue using the percentage-of-completion method of accounting over the period that services are performed. For example, in April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU for SCE’s PlayStation3.  Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.

Sales and Marketing

Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of performance GPUs, MCPs, and handheld GPUs for PCs, handheld devices and consumer electronics platforms. Our sales and marketing teams work closely with each industry’s respective OEMs, ODMs, system integrators, motherboard manufacturers, add-in board manufacturers and industry trendsetters, collectively our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist the Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are key to improving the Channel’s time-to-market, maintaining a high level of customer satisfaction within the Channel and fostering relationships that encourage customers to use the next generation of our products.

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

  As a result of our channel strategy, our sales are focused on a small number of customers. Sales to Asustek Computer Inc., or Asustek, a CEM, accounted for 12% of our total revenue for fiscal 2007.

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

Manufacturing

We do not directly manufacture semiconductor wafers used for our products. Instead we utilize what is known as a fabless manufacturing strategy for all product-line operating segments whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization, or ISO, in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid many of the significant costs and risks associated with owning and operating manufacturing operations. Our suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing and customer support.

We utilize industry-leading suppliers, such as Chartered Semiconductor Manufacturing, or Chartered, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, United Microelectronics Corporation, or UMC, and American MicroSemiconductor, or AMS, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, or ASE, Amkor Technology, or Amkor, King Yuan Electronics Co., LTD, or KYEC, Siliconware Precision Industries Company Ltd., or SPIL, and STATS ChipPAC Incorporated, or ChipPAC, to perform assembly, testing and packaging of most of our products.

We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship the semiconductors to CEMs, distributors, motherboard and add-in board manufacturer customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship the products to retailers, system integrators or OEMs as motherboard and add-in board solutions.

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

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics, HD video, audio, ultra-low power communications, storage, and secure networking performance and features is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and Handheld GPUs application processors using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

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

We substantially increased our engineering and technical resources in fiscal 2007, and have 2,668 full-time employees engaged in research and development as of January 28, 2007, compared to 1,654 employees as of January 29, 2006. The majority of the research and development employees added during fiscal 2007 are located in international locations, including India, China, Taiwan and various locations in Europe. During fiscal years 2007, 2006 and 2005, we incurred research and development expenditures of $553.5 million, $357.1 million and $348.2 million, respectively. Research and development expenses for fiscal 2007 included $70.1 million related to non-cash stock-based compensation, net of associated payroll taxes, which we began to record in fiscal 2007 as a result of our adoption of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment.

Competition

The market for GPUs, MCPs and handheld GPUs application processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard APIs manufacturing capabilities, price of processors and total system costs of add-in boards or motherboards. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

An additional significant source of competition is from companies that provide or intend to provide GPU, MCP, and Handheld GPU solutions. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•
suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as AMD, as a result of its acquisition of ATI Technologies, Inc., or ATI, Broadcom Corporation, or Broadcom, Silicon Integrated Systems, Inc., or SIS, and VIA Technologies, Inc., or VIA, and Intel;

•
suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., XGI Technology, Inc., SIS, and VIA;

•
suppliers of GPUs or GPU intellectual property for handheld and embedded devices that incorporate advanced graphics functionality as part of their existing solutions, such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd, or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.; and

•
suppliers of application processors for handheld and embedded devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments Inc., Qualcomm Incorporated, Marvell, Freescale Semiconductor Inc., Samsung and ST Microelectronics.

We expect substantial competition from Intel’s publicized focus on moving to selling platform solutions dominated by Intel products, such as when Intel achieved success with its Centrino platform solution. In addition to its current Centrino notebook platform initiative, and its announced upcoming desktop initiative branded as VIIV, we expect that Intel is now focused on developing and selling platform solutions for all segments including professional workstations and servers. AMD has also begun to focus on selling platform solutions. If Intel and AMD continue to pursue these initiatives, we may not be able to successfully compete in these segments.

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

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our issued patents have expiration dates from September 4, 2007 to December 8, 2024. We have numerous patents issued and pending in the United States and in foreign countries. Our patents and pending patent applications primarily relate to technology used by us in connection with our products. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; the location in which our products are manufactured; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in some of our products and for defensive reasons, and expect to continue to enter into such license agreements. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

Employees

As of January 28, 2007 we had 4,083 employees, 2,668 of whom were engaged in research and development and 1,415 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs, professional workstations and other GPU-based products; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that provide system functions, such as high speed storage and network communications, and perform these operations independently from the host CPU; our Handheld GPU Business is composed of products that support handheld PDAs, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with SCE to jointly develop a custom GPU for SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $242.3 million, $131.6 million and $118.0 million for fiscal years 2007, 2006 and 2005, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory.  Certain prior period amounts have been restated to conform to the presentation of our current fiscal quarter.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.  The accounting policies for segment reporting are the same as for NVIDIA as a whole.  The information included in Note 14 of the Notes to Consolidated Financial Statements is hereby incorporated by reference.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and their positions as of January 28, 2007:

Name	Age	Position
Jen-Hsun Huang	43	President, Chief Executive Officer and Director
Marvin D. Burkett	64	Chief Financial Officer
Ajay K. Puri	52	Senior Vice President, Worldwide Sales
David M. Shannon	51	Senior Vice President, General Counsel and Secretary

Jen-Hsun Huang co-founded NVIDIA in April 1993 and has served as its President, Chief Executive Officer and a member of the Board of Directors since its inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions, most recently as Director of Coreware, the business unit responsible for LSI’s “system-on-a-chip” strategy. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, Inc. a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

Marvin D. Burkett joined NVIDIA as Chief Financial Officer in September 2002. From February 2000 until joining NVIDIA, Mr. Burkett was a financial consultant and served as Chief Financial Officer of Arcot Systems, a security software company. From 1998 to 1999, Mr. Burkett was the Executive Vice President and Chief Financial Officer of Packard Bell NEC. Mr. Burkett also previously spent 26 years at Advanced Micro Devices, Inc. where he held a variety of positions including Chief Financial Officer, Senior Vice President and Corporate Controller. Mr. Burkett holds B.S. and M.B.A. degrees from the University of Arizona.

Ajay K. Puri joined NVIDIA in December 2005 as Senior Vice President, Worldwide Sales. Prior to NVIDIA, he held positions in sales, marketing, and general management over a 22-year career at Sun Microsystems, Inc. Mr. Puri previously held marketing, management consulting, and product development positions at Hewlett-Packard Company, Booz Allen Hamilton Inc., and Texas Instruments Incorporated. Mr. Puri holds an M.B.A. degree from Harvard University, an M.S.E.E. degree from the California Institute of Technology and a B.S.E.E. degree from the University of Minnesota.

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

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, or the Exchange Act, are available free of charge on or through our Internet web site, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our web site and the information contained therein as connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Annual Report on Form 10-K.  Before you buy our common stock, you should know that making such an investment involved some risks including, but not limited to, the risks described below. Additionally, any one of the following risks could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Operations

The matters relating to the Audit Committee of the Board of Directors, or the Board, review of our historical stock option granting practices and the restatement of our consolidated financial statements have resulted in litigation, which could harm our financial results.

On August 10, 2006, NVIDIA announced that the Audit Committee of the Board, with the assistance of outside legal counsel, was conducting a review of our stock option practices covering the time from NVIDIA’s initial public offering in 1999, our fiscal year 2000, through June 2006. The Audit Committee reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, NVIDIA recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants.

The Audit Committee’s review of NVIDIA’s stock option practices identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended January 29, 2006 and our Quarterly Report on Form 10-Q for the three months ended April 30, 2006, to restate the consolidated financial statements contained in those reports.

This review of our historical stock option granting practices required us to incur substantial expenses for legal, accounting, tax and other professional services, diverted our management’s attention from our business, and in the future could adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. Ten derivative complaints have been filed in state and federal court pertaining to allegations relating to stock option grants. We cannot assure you that these or future similar complaints, or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters will be time consuming, expensive and could distract our management’s attention from the conduct of our business which could negatively impact our business.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-K, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings made with the SEC, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our SEC reports. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

Because our gross margin for any period depends on a number of factors, our failure to forecast any change in such factors could adversely affect our gross margin.

We continue to pursue improved gross margin. Our gross margin for any period depends on a number of factors, such as:

•	the mix of our products sold;
•	average selling prices;
•	introduction of new products;
•	sales discounts;
•	unexpected pricing actions by our competitors;
•	the cost of product components; and
•	the yield of wafers produced by the foundries that manufacture our products.

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

To stay competitive we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

 If new competitors, technological advances by existing competitors or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and had 2,668 full-time employees engaged in research and development as of January 28, 2007, 1,654 full-time employees as of January 29, 2006 and 1,231 full-time employees as of January 30, 2005. Research and development expenditures were $553.5 million, $357.1 million and $348.2 million for fiscal 2007, 2006, and 2005, respectively. Research and development expenses for fiscal 2007 included $70.1 million related to non-cash stock-based compensation, net of associated payroll taxes, which we began to record in the first quarter of fiscal 2007 as a result of our adoption of SFAS No. 123(R). If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Our operating expenses are relatively fixed and we may not be able to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 27.6%, 24.1% and 27.5% of our total revenue during fiscal years ended 2007, 2006 and 2005, respectively. Operating expenses for fiscal 2007 included $108.5 million related to non-cash stock-based compensation, net of associated payroll taxes, which we began to record in fiscal 2007 as a result of our adoption of SFAS No. 123(R). Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

Failure to transition to new manufacturing process technologies could adversely affect our operating results and gross margin.

Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer and 65 nanometer process technologies for our families of GPUs, MCPs,  Handheld GPUs and application processors.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. Additionally, we compete with companies that own their own manufacturing facilities. These competitors may be able to move to a new state of the art manufacturing process more quickly than our manufacturing partners. If our suppliers fall behind our competitors in the manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

Our failure to estimate customer demand properly may result in excess or obsolete inventory or, conversely, may result in inadequate inventory levels, either of which could adversely affect our financial results.

Our inventory purchases are based upon future demand forecasts or orders from our customers, which may not accurately predict the quantity or type of our products that our customers will want in the future or ultimately end up purchasing. In forecasting demand, we must make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory and/or a reduction in average selling prices, and where our gross margin could be adversely affected include:

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

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. We may build inventories during periods of anticipated growth which does not occur. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of product orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. Additionally, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to any revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or does not materialize or if we incorrectly forecast product demand, which could negatively impact our gross margin and financial results.

Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. It is, therefore, difficult for us to accurately forecast revenue and profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

 Any one or more of the factors discussed in this Form 10-K or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

Risks Related to Our Products

 If we are unable to achieve design wins, our products may not be adopted by our target markets or customers either of which could negatively impact our financial results.

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

The process of being qualified for inclusion in an OEM or ODM product can be lengthy and could cause us to miss a cycle in the demand of end-users for a particular product feature, which also could result in a loss of market share and harm our business. Even if we do have design wins for OEM and ODM products, we may not be able to successfully develop or introduce new products in sufficient volumes within the appropriate time to meet the OEM, ODM, add-in board and motherboard manufacturers’ design cycles as well as other market demand. Additionally, even if we achieve a significant number of design wins, there can be no assurance that our OEM and ODM customers will actually take the design to production or that the design will be commercially successful. Furthermore, there may be changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products that could negatively impact the success of our products. Any of these factors could result in a loss of market share and could negatively impact our financial results.

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

 We have in the past experienced delays in the development of some new products. Any delay in the future or failure of our GPUs or other processors to meet or exceed specifications of competitive products could materially harm our business. The success of our new product introductions will depend on many factors, including the following:

•	proper new product definition;
•	timely completion and introduction of new product designs;
•	the ability of third-party manufacturers to effectively manufacture our new products in a timely manner;
•	dependence on third-party subcontractors for assembly, testing and packaging of our products and in meeting product delivery schedules and maintaining product quality;
•	the quality of new products;
•	differentiation of new products from those of our competitors;
•	market acceptance of our products and our customers' products; and
•	availability of adequate quantity and configurations of various types of memory products.

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

In the past we have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our existing products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. For example, in February 2006 we completed the acquisition of ULi, in March 2006 we completed the acquisition of Hybrid Graphics and in January 2007 we completed the acquisition of PortalPlayer. If we do consider other acquisitions, a strategic alliance or a joint venture, the negotiations could divert management’s attention as well as other resources. For any previous or future acquisition or investment, including the acquisitions of ULi, Hybrid Graphics and PortalPlayer, the following risks could impair our ability to grow our business and develop new products, and ultimately, could impair our ability to sell our products, which could negatively impact our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
•	difficulty in operating in a new or multiple new locations;
•	disruption of our ongoing businesses;
•	disruption of the ongoing business of the company we acquire;
•	difficulty in realizing the potential financial or strategic benefits of the transaction;
•	difficulty in maintaining uniform standards, controls, procedures and policies;
•	disruption of or delays in ongoing research and development efforts;
•	diversion of capital and other resources;
•	assumption of liabilities;
•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and
•
impairment of relationships with employees and customers, or the loss of any of our key employees or of our target’s key employees, as a result of the integration of new businesses and management personnel.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we pay all or a portion of the purchase price in cash, our cash reserves would be reduced. We paid for the acquisitions of Hybrid Graphics, ULi and PortalPlayer with primarily cash. If the consideration is paid with shares of our common stock, or convertible debentures, the holdings of our existing stockholders would be diluted. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operations or financial results.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques so we utilize industry-leading suppliers to produce our semiconductor wafers. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. Currently, one foundry manufactures the majority of our products. These manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. The foundries we use have no obligation to provide us with any specified minimum quantities of product. These suppliers, including the fabrication facility that produces a majority of our products, fabricate wafers for other companies, including some of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with third-party manufacturers we may use to ensure adequate product supply and competitive pricing so that we are able to respond to customer demand.

We are dependent on third parties for assembly, testing and packaging of our products, which reduces our control over the delivery and quantity of our products.

Our processors are assembled, tested and packaged by independent subcontractors, such as ASE, Amkor, KYEC, SPIL, and ChipPAC. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Demand for qualified independent subcontractors to assemble and test products is high. If demand for these subcontractors exceeds the number of qualified subcontractors, we may experience capacity constraints, which could result in product shortages, a decrease in the quality of our products or an increase in product cost. Any of our subcontractors may decide to prioritize the orders of one of our competitors over our orders. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble, test or package our products or components. Any such delays could result in a loss of reputation or a decrease in sales to our customers.

There can be no assurance that the PlayStation3 will achieve long term commercial success.

In April 2005, we finalized our definitive agreement with SCE to jointly develop a custom GPU for SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. During fiscal 2007, we recognized $92.9 million of revenue from our contractual arrangements with SCE. There can be no assurance that the PlayStation3 will achieve long term commercial success, given the intense competition in the game console market.  If we do not receive royalties as we anticipate, our revenue and gross margin may be adversely affected.

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

We have only a limited number of customers and our sales are highly concentrated. Sales to one significant customer accounted for approximately 12% of our total revenue during fiscal 2007. Sales to two significant customers during fiscal 2006 accounted for approximately 26% of our total revenue. In addition, one customer has historically comprised a significant portion of our Handheld GPU business revenue. Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key CEMs, ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Risks Related to Our Competition

As Intel and AMD continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

We expect substantial competition from both Intel’s and AMD’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution. In addition to the Centrino notebook platform solution, Intel has announced a desktop initiative branded as VIIV. Shortly after its acquisition of ATI, AMD also announced a platform solution. Such platform solutions do not require a discrete GPU from a third-party supplier such as NVIDIA. Prior to its acquisition of ATI, AMD did not sell their own GPUs but instead relied on companies such as ATI or NVIDIA to supply graphics technology. If AMD and Intel continue to pursue platform solutions in desktop and notebook PCs, we may be unable to sell GPUs to either company. Additionally, we expect that Intel and AMD will extend this strategy to other segments including professional workstations and servers. To the extent Intel and AMD are successful with the platform strategy, they would no longer need our discrete GPU solutions which would negatively impact our business.

The market for GPU, MCP, Handheld GPUs and application processors is highly competitive and we may be unable to compete.

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

For example, we are the largest supplier of AMD 64 chipsets with 53% segment share. NVIDIA nForce MCP unit shipments for AMD64-based CPUs increased over 113% calendar year-over-calendar year, based on the Mercury Research Fourth Quarter 2006 PC Processor Forecast Report. Decline in demand in the AMD segment would harm our business.

An additional significant source of competition is from companies that provide or intend to provide GPU, MCP, and Handheld GPU solutions. Some of our competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•
suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as AMD, Broadcom, SIS, VIA, and Intel;

•
suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., XGI Technology, Inc., SIS and VIA;

•
suppliers of GPUs or GPU intellectual property for handheld and embedded devices that incorporate advanced graphics functionality as part of their existing solutions, such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.; and

•
suppliers of application processors for handheld and embedded devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments Inc., Qualcomm Incorporated, Marvell, Freescale Semiconductor Inc., Samsung and ST Microelectronics.

If and to the extent we offer products outside of the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current or new markets, our financial results will suffer.

Risks Related to Market Conditions

We are subject to risks associated with international operations which may harm our business.

Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 83.6% of our revenue for fiscal 2007 and 84.0% of our revenue for fiscal 2006 from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

•	international economic and political conditions;
•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	labor issues in foreign countries;
•	cultural differences in the conduct of business;
•	inadequate local infrastructure;
•	delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;
•	transportation delays;
•	longer payment cycles;
•	difficulty in collecting accounts receivable;
•	fluctuations in currency exchange rates;
•	impact of currency exchange rate fluctuations on the price of our products to our customers, or on the supplies that we buy;
•	imposition of additional taxes and penalties;
•	different legal standards with respect to protection of intellectual property;
•	the burdens of complying with a variety of foreign laws; and
•	other factors beyond our control, including terrorism, civil unrest, war and diseases such as severe acute respiratory syndrome and the Avian flu.

If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

We have offices outside of the United States, including offices in Taiwan, Japan, Korea, China, Hong Kong, India, France, Russia, Germany, Finland and England. During fiscal 2007, we added 934 international employees to our international operations. As a result of our acquisition of PortalPlayer, we acquired land and a building under construction in Hyderabad, India. Our operations in our international locations are subject to many of the risks contained in the above list. We intend to continue to expand our operations and expect to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in consumer and enterprise PC, notebook PC, workstation, PDA, cellular phone, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses comprised over 86.5% of fiscal 2007 revenue. As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, OEMs, ODMs, add-in-card and motherboard manufacturers, system builders and consumer electronics companies, do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline.

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

We may be subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. The European Union Directive on Restriction of Hazardous Substances Directive, or RoHS Directive, is European legislation that restricts the use of a number of substances, including lead, and other hazardous substances in electrical and electronic equipment in the market in the European Union which became effective on July 1, 2006. Similarly, the State of California has adopted certain restrictions, which go into effect in 2007, that restrict the use of certain materials in electronic products, which are intended to harmonize with the RoHS directive and other states are contemplating similar legislation. China has adopted similar legislation to the RoHS directive which began to go into effect on March 1, 2007.

Also, we could face significant costs and liabilities in connection with the European Union Directive on Waste Electrical and Electronic Equipment, or WEEE. The WEEE directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005. Implementation in certain European Union member states has been delayed into 2007. Similar legislation has been or may be enacted in other jurisdictions, including the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant. We continue to evaluate the impact of specific registration and compliance activities required by WEEE.

It is possible that unanticipated supply shortages, delays or excess non-compliant inventory may occur as a result of such regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences including costs, fines, suspension of production, excess inventory, sales limitations, criminal and civil liabilities and could impact our ability to conduct business in the countries that have adopted these types of regulations.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

At the end of fiscal 2007, we had $1.12 billion in cash, cash equivalents and marketable securities. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity.

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

Risks Related to Government Action, Regulatory Action, Intellectual Property, and Litigation

The pending investigation by the United States Department of Justice regarding investigation into the market for Graphics Processors could adversely affect our business.

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units and cards. No specific allegations have been made against us. We plan to cooperate with the DOJ in its investigation. As of March 14, 2007, 42 civil complaints have been filed against us. The majority are pending in the Northern District of California, a number are pending in the Central District of California, and other cases are pending in several other Federal district courts. Although the complaints differ, they generally purport to assert federal and state antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI Technologies, Inc., or ATI. Many of the cases also assert a variety of state law unfair competition or consumer protection claims on the same allegations and some cases assert unjust enrichment or other common law claims. The complaints are putative class actions alleging classes of direct and/or indirect purchasers of our graphic processing units and cards. The plaintiffs in a few of the Northern District of California actions have filed a motion with the Judicial Panel on Multidistrict Litigation asking that all pending and subsequent cases be consolidated in one court for all pre-trial discovery and motion practice. A hearing on this motion is set for March 29, 2007. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

Expensing employee stock options materially and aversely affects our reported operating results and could also adversely affect our competitive position.

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. As a result of adjustments arising from our restatement related to stock option grant dates, our operating results for fiscal years prior to fiscal 2007 contain recorded amounts of stock-based compensation expense. For our fiscal 2000 through 2006, this stock-based compensation expense was calculated using primarily the intrinsic value-based method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During fiscal 2007, we recorded $116.7 million, related to stock-based compensation, net of the associated payroll tax impact resulting from our restatement, which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

We are a party to litigation, which, if determined adversely to us, could harm our business and financial condition.

We are a party to litigation. There can be no assurance that actions that have been brought against us or any brought by us will be resolved in our favor. Any claim that is successfully asserted against us may cause us to pay substantial damages and other related fees. Regardless of whether these lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation a ruling against us or a settlement of the litigation could adversely affect our cash flow and financial results.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign countries. Our patents and pending patent applications primarily relate to technology used by us in connection with our products. We also rely on international treaties and organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

•	the commercial significance of our operations and our competitors’ operations in particular countries and regions;
•	the location in which our products are manufactured;
•	our strategic technology or product directions in different countries; and
•	the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged by third parties. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business. We have licensed technology from third parties for incorporation in our digital media processors and for defensive reasons, and expect to continue to enter into such license agreements. These licenses may result in royalty payments to third parties, the cross licensing of technology by us or payment of other consideration. If these arrangements are not concluded on commercially reasonable terms, our business could suffer.

Litigation to defend against alleged infringement of intellectual property rights or to enforce our intellectual property rights and the outcome of such litigation could result in substantial costs to us.

We expect that as the number of issued hardware and software patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may increase. We may become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or by our customers that we have agreed to indemnify them for certain claims of infringement arising out of the sale of our products to these customers. An unfavorable ruling could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, the manner in which companies and their independent public accounting firms apply these requirements and testing companies’ internal controls, remains subject to some uncertainty. To date, we have incurred, and we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. Despite our efforts, if we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate such material weakness identified in a timely manner, or that we will be able to maintain all of the controls necessary to determine that our internal control over financial reporting is effective. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

Changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

We prepare our consolidated financial statements in conformity with United States generally accepted accounting principles. These principles are constantly subject to review and interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of six buildings. Additionally, we lease three other buildings in Santa Clara with one used as warehouse space and the other two used as lab space. Outside of Santa Clara, we lease space in Austin and Houston, Texas; Berkeley, California; Beaverton, Oregon; Bedford, Massachusetts; Bellevue and Kirkland, Washington; Madison, Alabama; Charlotte and Durham, North Carolina; Greenville, South Carolina; and Fort Collins, Colorado. These facilities are used as design centers and/or sales and administrative offices.

Outside of the United States, we lease space in Taipei and Neihu in Taiwan; Tokyo, Japan; Seoul, Korea; Beijing, Shanghai, and Shenzhen, China; Wanchai, and Shatin, New Territories, Hong Kong; Bangalore, Hyderabad and Pune, India; Paris, France; Moscow, Russia; Munich and Wurselen, Germany; Helsinki, Finland and Theale, England. These facilities are used primarily to support our customers and operations and as sales and administrative offices. The office lease spaces in Wurselen, Germany, Shenzhen, China and Bangalore, Pune and Hyderabad, India are used primarily as design centers. Additionally, as a result of our acquisition of PortalPlayer, we acquired a building under construction in Hyderabad, India, which will be used primarily as a design center.

We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see Note 12 of the Notes to the Consolidated Financial Statements under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx Interactive, Inc., or 3dfx, which closed on April 18, 2001.

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease, CarrAmerica. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease, Carlyle Fortran Trust. The landlords’ complaints both asserted claims for, among other things, interference with contract, successor liability and fraudulent transfer and seek to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $15 million. In October 2002, 3dfx filed for chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated, for purposes of discovery, with a complaint filed by the Trustee in the 3dfx bankruptcy case. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlord actions were removed to the United States District Court for the Northern District of California. On November 10, 2005, the District Court granted our motion to dismiss the landlords’ respective amended complaints and allowed the landlords to have until February 4, 2006 to amend their complaints. The landlords re-filed claims against NVIDIA in early February 2006, and NVIDIA again filed motions requesting the District Court to dismiss all such claims. The District Court took both motions under submission. On September 29, 2006, the court dismissed the CarrAmerica action in its entirety and without leave to amend. The court found, among other things, that CarrAmerica lacks standing to bring the lawsuit and that such standing belongs exclusively to the bankruptcy trustee. On October 27, 2006, CarrAmerica filed a notice of appeal from that order. On December 15, 2006, the District Court also dismissed the Carlyle complaint in its entirety, finding that Carlyle lacked standing to pursue some of its claims, and that certain other claims were substantively unmeritorious. NVIDIA has filed motions to recover its litigation costs and attorneys fees against both Carlyle and Carr. Those motions are currently scheduled for hearing in early April, 2007.

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us. On October 13, 2005, the Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Court issued its ruling denying the Trustee’s Motion for Summary Adjudication in all material respects and holding that NVIDIA is prevented from disputing that the value of the 3dfx transaction to NVIDIA was less than $108.0 million. The Court expressly denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA were at least $108.0 million. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The Trustee advised that he intended to object to the settlement, which would have called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the bankruptcy court had failed to proceed toward confirmation of the Creditors’ Committee’s plan.  In addition, while the conditional settlement agreement was awaiting the confirmation process, the Bankruptcy Court, over objection of the Creditors’ Committee and NVIDIA, ordered the discovery portion of the Trustee’s litigation to proceed. The expert discovery was completed, but the Bankruptcy Court also ruled on a Trustee discovery motion allowing additional discovery of NVIDIA. Because that order would have required NVIDIA to disclose privileged attorney-client communications, NVIDIA asked the District Court to review that order and to stay its execution while the District Court’s review is pending. The District Court did issue the requested stay order on August 3, 2006. Oral argument on that matter was held on November 15, 2006, and the District Court reversed the Bankruptcy Court’s order by order of its own dated December 15, 2006. The District Court permitted certain limited additional discovery, but concluded that on the record before it, there was no basis to set aside the attorney-client privilege.

Following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders Committee was appointed. Since that appointment, the Equity Holders Committee has filed a competing plan of reorganization/liquidation. The Equity Holders plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. Upon the payment of that debt, the Equity Holders Committee contends that NVIDIA would be obliged to pay the stock consideration provided for in the asset purchase agreement. By virtue of stock splits since the execution of the asset purchase agreement, the stock consideration would now total four million shares of our common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court for an order giving it standing to bring that lawsuit to enforce the Asset Purchase Agreement. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. At the hearing on December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Holders’ Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the Asset Purchase Agreement was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the Asset Purchase Agreement, and that the agreement is capable of being assumed by the bankruptcy estate. In addition, the Equity Holders Committee filed a motion seeking Bankruptcy court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the court approved the proposed protections. Beginning on March 21, 2007, NVIDIA and the Trustee are scheduled to try the question of the value of the assets 3dfx conveyed to NVIDIA and, in particular, whether the price NVIDIA paid for those assets was reasonably equivalent to the value of the assets 3dfx sold to NVIDIA.

Lawsuits related to our historical stock option granting practices and SEC inquiry

In June 2006, the Audit Committee of the Board of NVIDIA, or the Audit Committee, began a review of our stock option practices based on the results of an internal review voluntarily undertaken by management. The Audit Committee, with the assistance of outside legal counsel, completed its review on November 13, 2006 when the Audit Committee reported its findings to our full Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-K, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We continue to cooperate with the SEC in its inquiry.

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. Plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of California on February 28, 2007. The California Superior Court cases have been consolidated and plaintiffs are scheduled to file a consolidated complaint on or before March 22, 2007. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. All allege in substantially similar fashion claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, constructive fraud, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, or the Exchange Act. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints.

Opti Incorporated

On October 19, 2004, Opti Incorporated, or Opti, filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. In its complaint, Opti asserted that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti sought unspecified damages for our alleged conduct, attorneys’ fees and triple damages for alleged willful infringement by NVIDIA. In April 2006, the District Court issued a Markman ruling adopting Opti's proposed construction on 13 of the 15 terms at issue and Opti dropped from the lawsuit two of the five United States patents that Opti alleged NVIDIA infringes, and elected to pursue the three remaining patents at trial.

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

Department of Justice Subpoena and Investigation

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units and cards. No specific allegations have been made against us. We plan to cooperate with the DOJ in its investigation. As of March 14, 2007, 42 civil complaints have been filed against us. The majority are pending in the Northern District of California, a number are pending in the Central District of California, and other cases are pending in several other Federal district courts. Although the complaints differ, they generally purport to assert federal and state antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI Technologies, Inc., or ATI. Many of the cases also assert a variety of state law unfair competition or consumer protection claims on the same allegations and some cases assert unjust enrichment or other common law claims. The complaints are putative class actions alleging classes of direct and/or indirect purchasers of our graphic processing units and cards. The plaintiffs in a few of the Northern District of California actions have filed a motion with the Judicial Panel on Multidistrict Litigation asking that all pending and subsequent cases be consolidated in one court for all pre-trial discovery and motion practice. A hearing on this motion is set for March 29, 2007. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 2, 2007, we had approximately 461 registered stockholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 27, 2008
First Quarter (through March 2, 2007)	$34.91	$29.71

Fiscal year ended January 28, 2007
Fourth Quarter	$38.96	$30.90
Third Quarter	$34.59	$20.85
Second Quarter	$31.88	$17.17
First Quarter (1)	$30.84	$21.44

Fiscal year ended January 29, 2006
Fourth Quarter (1)	$23.38	$16.28
Third Quarter (1)	$17.98	$13.52
Second Quarter (1)	$14.70	$10.76
First Quarter (1)	$14.80	$10.46
(1)  Reflects a two-for-one stock split effective on April 6, 2006.

Dividend Policy

We have never paid and do not expect to pay cash dividends for the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Equity Compensation Plan Information," and is incorporated by reference into this report.

Issuer Purchases of Equity Securities

On August 9, 2004 we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million. Subsequently, on March 6, 2006, we announced that our Board had approved a $400 million increase to the original stock repurchase program. As a result of this increase, the amount of common stock the Board has authorized to be repurchased has now been increased to a total of $700 million. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, in compliance with the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. Through the end of fiscal 2007, we have repurchased 27.3 million shares under our stock repurchase program for a total cost of $488.1 million. During the first quarter of fiscal 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our first fiscal quarter.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 30, 2006 - November 26, 2006	-		$-		-		311,869,417
November 27, 2006 - December 24, 2006	-		$-		-		311,869,417
December 25, 2006 - January 28, 2007	2,868,123	(3)	$34.87	(2)	2,868,123	(3)	211,869,417
Total	2,868,123		$34.87		2,868,123
(1) We have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $700 million on the open market, in negotiated transactions or through structured stock repurchase agreements through August 2007.
(2) Represents weighted average price paid per share during the fourth quarter of fiscal 2007.
(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the fourth quarter of fiscal 2007, we repurchased 2.9 million shares of our common stock for $100 million under a structured share repurchase transaction. This transaction required that we make an up-front payment.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the five years ended January 28, 2007. The graph assumes that $100 was invested on January 25, 2002 in our common stock or on January 31, 2002 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among NVIDIA Corporation, The S & P 500 Index
And The S & P Semiconductors Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/25/02
1/24/03
1/25/04
1/30/05
1/29/06
1/28/07
NVIDIA Corporation
S & P 500
S & P Semiconductors

	1/25/2002	1/24/2003	1/25/2004	1/30/2005	1/29/2006	1/28/2007
NVIDIA Corporation	$100	$15.53	$35.27	$34.95	$70.64	$96.14
S & P 500	$100	$76.98	$103.6	$110.05	$121.47	$139.11
S & P Semiconductors	$100	$44.26	$88.1	$66.21	$76.56	$72.09

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of income data for the years ended January 28, 2007, January 29, 2006, and January 30, 2005 and the consolidated balance sheet data as of January 28, 2007 and January 29, 2006 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended January 25, 2004 and the consolidated balance sheet data as of January 30, 2005, are derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended January 26, 2003 and the consolidated balance sheet data as of January 25, 2004 and January 26, 2003 are derived from unaudited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended
	January 28,	January 29,	January 30,	January 25,	January 26,
	2007 (B, C)	2006 (D)	2005	2004 (E, F)	2003 (G, H)
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$3,068,771	$2,375,687	$2,010,033	$1,822,945	$1,909,447
Income from operations	$453,452	$336,664	$95,176	$49,788	$82,201
Net income	$448,834	$301,176	$88,615	$48,630	$50,901
Basic net income per share	$1.27	$0.89	$0.27	$0.15	$0.17
Diluted net income per share	$1.15	$0.82	$0.25	$0.14	$0.15
Shares used in basic per share computation (A)	352,404	339,380	332,124	321,848	307,026
Shares used in diluted per share computation (A)	391,504	365,704	351,624	344,108	331,654

	January 28,	January 29,	January 30,	January 25,	January 26,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,117,850	$950,174	$670,045	$604,043	$1,028,413
Total assets	$2,675,263	$1,954,687	$1,663,551	$1,452,040	$1,658,035
Capital lease obligations, less current portion	$--	$--	$--	$856	$4,880
Other long-term debt	$--	$--	$--	$--	$300,000
Total stockholders’ equity	$2,006,919	$1,495,992	$1,221,091	$1,089,493	$960,933
Cash dividends declared per common share	$--	$--	$--	$--	$--

(A) Reflects a two-for-one stock-split effective April 6, 2006.
(B) Fiscal 2007 included a charge of $17.5 million associated with a confidential patent licensing arrangement.
(C) Fiscal 2007 included a charge of $13.4 million related to the write-off of acquired research and development expense from our purchase of PortalPlayer that had not yet reached technological feasibility and has no alternative future use.
(D) Fiscal 2006 included a charge of $14.2 million related to settlement costs associated with two litigation matters, 3dfx and American Video Graphics, LP, or AVG.
(E) Fiscal 2004 included a charge of $3.5 million related to the write-off of acquired research and development expense from our purchase of MediaQ, Inc., or MediaQ that had not yet reached technological feasibility and has no alternative future use.
(F) Fiscal 2004 included a charge of $13.1 million in connection with our convertible subordinated debenture redemption.
(G) Fiscal 2003 included $40.4 million in additional revenue related to our settlement of our arbitration with Microsoft regarding Xbox pricing.
(H) Fiscal 2003 included a charge for stock option exchange expenses of $61.8 million related to personnel associated with cost of revenue, for manufacturing personnel, research and development and sales, general and administrative of $6.2 million, $35.4 million and $20.2 million, respectively.

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

Overview

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products are designed to enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: the graphics processing units, or GPU Business, media and communications processors, or MCP Business, Handheld GPU Business, and Consumer Electronics Business. Our GPU Business is composed of products that support desktop personal computers, or PCs, notebook PCs, professional workstations and other GPU-based products; our MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that provide system functions, such as high speed storage and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU for SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft Corporation, or Microsoft, relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices.

Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA processors as a core component of their entertainment and business solutions. Our GPUs are designed to deliver superior performance and crisp visual quality for PC-based applications such as manufacturing, science, e-business, entertainment and education. Our MCPs perform highly demanding multimedia processing for secure broadband connectivity, communications and storage. Our handheld GPUs deliver an advanced visual experience by accelerating graphics and video applications while implementing design techniques that result in high performance and relatively low power consumption.

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

Fiscal 2007 Developments, Future Objectives and Challenges

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

During the second quarter of fiscal 2007, our NVIDIA GeForce Go notebook GPU product line achieved record revenue for the second consecutive quarter. In addition, our NVIDIA Quadro professional product line increased its revenue 27% from the second quarter of fiscal 2006. We transitioned from our NVIDIA GeForce 6600 to the NVIDIA GeForce 7600, which delivers almost a 100% performance increase at the same price point.

During the third quarter of fiscal 2007, we continued to experience growth in sales of our GeForce 7 series products, primarily in the mainstream and performance segments. Our NVIDIA GeForce Go notebook GPU product line achieved record revenue for the third consecutive quarter, primarily through increased sales in the notebook standalone GPU segment.

In June 2006, we shipped the GeForce 7950 GX2, which provides 2500x1600 resolution. This is the resolution of cinematic film, and brings the 16:9 panoramic experience of cinema to gaming. We also announced PureVideo High-Definition, or HD technology, a combination of hardware acceleration from an NVIDIA GPU, high definition movie player integration and High-Bandwidth Digital Content Protection, or HDCP, feature support, to enable manufacturers and consumers to build PCs that can play High-Definition Digital Video Disc, or HD DVD or Blu-ray movies.

In August 2006, we introduced the NVIDIA Quadro Plex 1000, the world's first dedicated Visual Computing System. The NVIDIA Quadro Plex 1000 offers scalability in a desktop or dense 3U rackmount configuration for professional applications such as those powering multiple streams of 4K high-definition video, 3D styling and design, scientific and medical visualization, oil and gas exploration, or visual simulation and training.

In November 2006, we introduced our GeForce 8 series GPUs, which is based on a unified shader architecture. Instead of separate vertex and pixel shading processors, the GeForce 8800 has 128 stream processors, operating at 1.35GHz, that can process either vertex or pixel shader programs. GeForce 8800 is also the world’s first DX10 GPU. DX10 is a new Application Programming Interface, or API, for Microsoft Windows Vista, or Vista, and includes many new features. We also announced Compute Unified Device Architecture, or CUDA, a new mode of operation on GPUs where the computational power of the GPU can be utilized for computation-intensive applications.

During the fourth quarter of fiscal 2007, we extended our leadership share position in the notebook GPU segment to 58% share, according to the Mercury Research Fourth Quarter 2006 PC Graphics Report. Notebook GPU revenue grew over 120% year-over-year. Additionally, the NVIDIA Quadro professional product line achieved record revenue with a 24% revenue increase from the fourth quarter fiscal 2006.

MCP Business

In February 2006, we completed our acquisition of ULi Electronics, Inc., or ULi, a core logic developer for the PC industry. This acquisition represents our ongoing investment in our platform solution strategy and has strengthened our sales, marketing, and customer engineering presence in Taiwan and China.

In March 2006, we shipped our first integrated graphics processor, or IGP, core-logic solution for Advanced Micro Devices, Inc., or AMD, based notebook PCs - the GeForce Go 6100 GPU and NVIDIA nForce Go 430 MCP. This core logic solution is the industry’s first high-definition IGP to provide hardware accelerated H.264 high-definition video playback.

In May 2006, we shipped our NVIDIA nForce 590 SLI, a high-performance motherboard solution for x86 PC platforms, including those based on socket AM2 processors by AMD. The NVIDIA nForce 590 SLI can utilize the power of up to four NVIDIA GeForce GPUs for HD gaming.

In June 2006, we introduced the NVIDIA nForce 590 SLI for Intel Core2 Duo and Core 2 Extreme CPUs.

In November 2006, we introduced our new NVIDIA nForce 680i SLI MCPs, which deliver performance for Intel Corporation, or Intel, CPUs and are designed specifically for enthusiasts with features such as SLI, Dual Net Gigabit Ethernet, and MediaShield RAID. The introduction of our NVIDIA nForce 680i SLI MCPs extends our nForce products for Intel Corporation, or Intel’s, CPUs with a performance platform for Intel’s Core2 Duo and new Core 2 Quad CPUs.

During the fourth quarter of fiscal 2007, the NVIDIA nForce MCP product line achieved record revenue for its tenth consecutive quarter. NVIDIA nForce MCP revenue grew 16% sequentially from the third quarter fiscal 2007 and 89% year-over-year. Our MCP growth was driven in part by increased adoption of our NVIDIA nForce notebook solutions by large PC manufacturers.

For fiscal 2008, our key growth objectives for our MCP Business are to deliver new motherboard products for the Intel CPU segment and maintain our leadership positions on AMD platforms. We believe that Intel-based consumers will demand NVIDIA-branded graphics and system performance.

Handheld GPU Business

In March 2006, NVIDIA and Intel announced a collaboration to bring a 3D gaming and multimedia platform to handheld devices. The collaboration combines the NVIDIA GoForce family of handheld GPUs with Intel processors to deliver a development platform to content developers.

Our GoForce handheld GPUs ship in the Motorola 3G RAZR V3X, SLVR L6i, SLVR L7i, MOTORAZR Maxx, and Sony Ericsson Walkman phones. Our newest handheld GPU, the NVIDIA GoForce 5500 GPU, has been designed into Digital Video Broadcast - Handheld, or DVB-H, phones in North America, Europe, and Integrated Services Digital Broadcasting - Terrestrial, or ISDB-T, in Japan.

In March 2006, we acquired Hybrid Graphics Ltd., or Hybrid Graphics, a developer of embedded 2D and 3D graphics software for handheld devices.

In June 2006, we launched our MobileMedia Platform for handheld devices running Windows Mobile 5.0. The MobileMedia Platform is a development kit, containing both software and hardware components, that enables handheld manufacturers to design and release digital media-rich devices with Windows Mobile 5.0.

In January 2007, we completed our acquisition of PortalPlayer, Inc., or PortalPlayer. Until recently, our Handheld GPU strategy has been to focus on establishing ourselves in the market as the leader of multimedia technology by leveraging our expertise in graphics, video, and image processing. With the acquisition of PortalPlayer’s expertise in building low power application processors for personal media players, or PMPs, we are now focused on delivering Systems-On-A-Chip, or SOCs, that combine our application processors and GPUs. We expect SOCs such as these to power next generation smart phone and PMP devices.

Consumer Electronics Business

We record license revenue from our initial agreement with SCE to jointly develop a custom GPU for SCE’s PlayStation 3 computer entertainment system, as well as from certain additional agreements with them. In addition, we record royalty revenue from SCE based on per unit sales of the PlayStation 3, which was launched by SCE in November 2006.

Gross Margin Improvement

We continue to remain focused on improving our gross margin. Beginning in fiscal 2005, we implemented profit improvement initiatives across our company which were designed to improve business and operational processes. During fiscal 2007, our gross margin was 42.4%, which represents an increase of over 410 basis points from our gross margin of 38.3% for fiscal 2006. Our gross margin was 38.3% for fiscal 2006, which represents an increase of 610 basis points from our gross margin of 32.2% for fiscal 2005. We will continue to focus on improving our gross margin during fiscal 2008.

Restatement

On November 29, 2006, we restated our previously-issued financial statements for fiscal years 2004 through 2006, and for the first quarter of fiscal 2007, together with selected financial statement items for earlier years, to correct errors related to accounting for stock-based compensation expense. In June 2006, the Audit Committee of the Board of NVIDIA, or the Audit Committee, began a review of our stock option practices based on the results of an internal review voluntarily undertaken by management. The Audit Committee, with the assistance of outside legal counsel, completed its review on November 13, 2006 when the Audit Committee reported its findings to our Board of Directors, or the Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use during our fiscal years 2000, 2001 and 2002, of certain date selection methods discussed below which resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the actual grant dates. We ceased using such practices beginning in our fiscal year 2003. The Audit Committee found that, beginning in our fiscal year 2003, we improved our stock option grant processes and have generally granted and priced our employee stock options in an objective and consistent manner since that time. However, for one Company-wide annual stock option grant we made in fiscal 2004, we did not finalize the number of options allocated to each employee as of the stated grant date in May 2003, which resulted in stock-based compensation charges due to the change in the measurement date to the date the grants were finalized. The Audit Committee’s review did not identify any additional stock-based compensation charges from measurement date issues subsequent to that fiscal 2004 grant.

As a result of the measurement date errors identified from the Audit Committee’s review, through January 29, 2006, we recorded aggregate non-cash stock-based compensation charges of $127.4 million, net of related tax effects. The errors resulted in after-tax charges of $1.4 million and $11.7 million for our fiscal years 2006 and 2005, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior to our fiscal year ended January 30, 2005 was $114.2 million. These additional stock-based compensation expense charges were non-cash and had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods. These charges were based primarily on Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees (intrinsic value-based) charges and associated payroll taxes of $199.6 million on a pre-tax basis, which were amortized over the vesting term of the stock options in accordance with Financial Accounting Standards Board Interpretation No. 28, or FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We amortized a substantial portion of these charges to expense during our fiscal years 2000 to 2006.

The types of errors we identified generally fell into the following categories:

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

     The following table reconciles share-based compensation previously recorded, the impact of these errors, by type, to the total restated share-based compensation for all periods impacted:

	Three Months Ended	For the Fiscal Years Ended							Total Compensation
	April 30, 2006	2006	2005	2004	2003	2002	2001	2000	Expense
	(In thousands)
Restatement adjustments:
Improper measurement dates for company-wide annual or retention stock option grants	$1,860	$5,719	$17,468	$31,387	$27,051	$21,390	$9,230	$1,177	$115,282
Improper measurement dates for stock option grants during fiscal years 2001 and 2002	115	233	2,039	6,239	32,082	23,079	6,454	-	70,241
Improper measurement dates for stock option grants during fiscal year 2000	(1,738)	(3,163)	(1,608)	1,398	2,612	5,781	4,230	726	8,238
Other issues identified	(1,061)	644	518	1,345	40	2,750	699	39	4,974
Additional compensation expense	(824)	3,433	18,417	40,369	61,785	53,000	20,613	1,942	198,735

Tax related effects	140	(2,023)	(6,676)	(14,580)	(21,887)	(18,477)	(7,824)	(723)	(72,050)
Impact of restatement adjustments on income (loss) before change in accounting principle	(684)	1,410	11,741	25,789	39,898	34,523	12,789	1,219	126,685
Cumulative effect of change in accounting principle, net of tax	(704)	-	-	-	-	-	-	-	(704)
Impact of restatement adjustments on net income (loss)	$(1,388)	$1,410	$11,741	$25,789	$39,898	$34,523	$12,789	$1,219	$125,981

Reconciliation:
Stock-based compensation, as originally recorded	$23,049	$1,096	$1,337	$672	$(156)	$6	$112	$662	$26,778
Restatement adjustments:
Additional compensation expense	(824)	3,433	18,417	40,369	61,785	53,000	20,613	1,942	198,735
Stock-based compensation, as restated	$22,225	$4,529	$19,754	$41,041	$61,629	$53,006	$20,725	$2,604	$225,513

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

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board. The Audit Committee has reviewed our disclosures relating to our critical accounting policies and estimates in this Annual Report on Form 10-K.

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer. At the point of sale, we assess whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Our policy on sales to distributors is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

We record estimated reductions to revenue for customer programs at the time revenue is recognized. Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates in accordance with Emerging Issues Task Force Issue 01-9, or EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, we accrue for 100% of the potential rebates and do not apply a breakage factor. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue upon expiration of the rebate.

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

As of January 28, 2007, our allowance for doubtful accounts receivable was $1.3 million and our gross accounts receivable balance was $534.4 million. Of the $534.4 million, $150.3 million was covered by credit insurance and $19.8 million was covered by letters of credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may have to record additional reserves or write-offs on certain sales transactions in the future. As a percentage of our gross accounts receivable balance, our allowance for doubtful accounts receivable has ranged between 0.2% and 0.4% during fiscal years 2007 and 2006. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit. As of January 28, 2007, our allowance for doubtful accounts receivable represented 0.2% of our gross accounts receivable balance. If our allowance for doubtful accounts receivable balance had been recorded at the high end of the range, at 0.4% of our gross receivable balance, then our allowance for doubtful accounts receivable balance at January 28, 2007, would have been approximately $2.4 million, rather than the actual balance of $1.3 million.

Inventories

Inventory cost is computed on an adjusted standard basis; which approximates actual cost on an average or first-in, first-out basis. We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. As of January 28, 2007, our inventory reserve was $39.7 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 8.9% and 15.9% during fiscal years 2007 and 2006. As of January 28, 2007, our inventory reserve represented 10.1% of our gross inventory balance. If our inventory reserve balance had been recorded at the high end of the range, at 15.9% of our gross inventory balance, then our inventory reserve balance at January 28, 2007, would have been approximately $62.8 million, rather than the actual balance of $39.7 million. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

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

United States income tax has not been provided on earnings of our non-U.S. subsidiaries to the extent that such earnings are considered to be permanently reinvested.

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

As of January 28, 2007, we had a valuation allowance of $68.6 million. Of the total valuation allowance, $3.7 million relates to state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $64.9 million relates to state deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

As of January 28, 2007, with the adoption of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share Based Payment, we have derecognized both deferred tax assets for the excess of tax benefit related to stock-based compensation, reflected in our federal and state net operating loss and research tax credit carryforwards, and the offsetting valuation allowance. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards, in the amount of $344.9 million as of January 28, 2007, will be accounted for as a credit to stockholders’ equity, if and when realized. In determining if and when excess tax benefits have been realized, we have elected to do so on a “with-and-without” approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

Goodwill

Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We determined that our reporting units are equivalent to our operating segments for the purposes of completing our Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets, impairment test.  We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our most recent annual impairment test during the fourth quarter of fiscal 2007 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings in future periods due to the potential for a write-down of goodwill in connection with such tests.

Stock-based Compensation

Effective January 30, 2006, we adopted the provisions of SFAS No. 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period. Stock-based compensation expense recognized during fiscal 2007 was $116.7 million, which consisted of stock-based compensation expense related to stock options and our employee stock purchase plan. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further information.

We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). We recognize stock-based compensation expense using the straight-line attribution method. We estimate the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS No. 123(R), we recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method was used, for the purpose of the pro forma financial information provided in accordance with Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures.

At the beginning of fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, vesting schedules, death and disability probabilities, expected volatility and risk-free interest. Our management determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. We began segregating options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.

Using the lattice-binomial model, the fair value of the stock options granted under our stock option plans have been estimated using the following assumptions during the year ended January 28, 2007:

Weighted average expected life of stock options (in years)	3.6 - 5.1
Risk free interest rate	4.7% - 5.1%
Volatility	39% - 51%
Dividend yield	—

    For our employee stock purchase plan we continue to use the Black-Scholes model. The fair value of the shares issued under the employee stock purchase plan has been estimated using the following assumptions during year ended January 28, 2007:

Weighted average expected life of stock options (in years)	0.5 - 2.0
Risk free interest rate	1.6% - 5.2%
Volatility	30% - 47%
Dividend yield	—

    SFAS No. 123(R) also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Litigation, Investigation and Settlement Costs

From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation or investigations, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue.

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	57.6	61.7	67.8
Gross profit	42.4	38.3	32.2
Operating expenses:
Research and development	18.0	15.0	17.3
Sales, general and administrative	9.6	8.5	10.2
Settlement costs	-	0.6	-
Total operating expenses	27.6	24.1	27.5
Income from operations	14.8	14.2	4.7
Interest and other income, net	1.3	0.8	0.6
Income before income tax expense	16.1	15.0	5.3
Income tax expense	1.5	2.3	0.9
Net income	14.6%	12.7%	4.4%

Fiscal Years Ended January 28, 2007, January 29, 2006, and January 30, 2005.

Revenue

We report financial information for four product-line operating segments to our Chief Executive Officer, who is considered to be our chief operating decision maker, as follows: the GPU Business, the MCP Business, the Handheld GPU Business, and the Consumer Electronics Business. Revenue in the "All Other" category is primarily derived from sales of memory devices.  Please refer to Note 14 of our Notes to Consolidated Financial Statements for further information.

Fiscal 2005 was a 53-week year, compared to fiscal years 2007 and 2006 which were 52-week years, and we believe that this extra week may have had a positive impact on our revenue in fiscal 2005.  However, we are not able to quantify the effect of the slightly longer year on our fiscal 2005 revenue.

Fiscal Year 2007 vs. Fiscal Year 2006

Revenue was $3.07 billion for fiscal 2007, compared to $2.38 billion for fiscal 2006, which represents an increase of 29.2%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 20.3% to $1.99 billion for fiscal 2007, compared to $1.66 billion for fiscal 2006. The increase was a result of increased sales of our desktop GPU products, notebook products and our NVIDIA professional workstation products. The increase in sales of our desktop GPU products was led by our GeForce 7-based and GeForce 8-based products that serve the high-end segment. Sales of our NVIDIA notebook products improved due to an increased mix of GeForce 7-based products, shipping for notebook PC design wins based on Intel’s Napa platform. This increase in sales was slightly offset by a decrease in average selling prices. Our NVIDIA professional workstation product sales increased due to an increase in unit shipments, offset by a slight decrease in average selling prices.

MCP Business. MCP Business revenue was $661.5 million for fiscal 2007, compared to $352.3 million for fiscal 2006, which represents an increase of 87.8%. The overall increase in MCP business revenue is primarily due to sales of newer NVIDIA nForce4 products, NVIDIA nForce5 products, integrated AMD-based desktop products, and integrated Intel-based desktop products, which began shipping after the second quarter of fiscal 2007. In addition, revenue also increased as a result of our acquisition of ULi in February 2006.

Handheld GPU Business. Handheld GPU Business revenue was $108.5 million for fiscal 2007, compared to $58.7 million for fiscal 2006, which represents an increase of 84.7%. The overall increase in Handheld GPU Business revenue is due to an increase in unit sales of high-end feature cellular phone and PDA products.

Consumer Electronics Business. Consumer Electronics Business revenue was $96.3 million for fiscal 2007, compared to $167.4 million for fiscal 2006, which represents a decrease of 42.5%. This decrease is a result of discontinued sales of our Xbox-related products to Microsoft, partially offset by revenue recognized from our contractual development arrangements. We recognized revenue from the sale of our Xbox-related products to Microsoft for the last time during the second quarter of fiscal 2006. During fiscal 2007, we recognized $92.9 million of revenue from our contractual arrangements with SCE for its PlayStation3, compared to $49.0 million of revenue recognized during fiscal 2006.

For the first quarter of fiscal 2008, we expect a seasonal decline associated with the PC business. Although we believe our market and competitive position in each of our business units continues to be strong, there are no significant industry growth drivers to offset seasonality. Microsoft’s next generation operating system, Microsoft Windows Vista, or Vista, has shipped. We believe that Vista is the first operating system to present, as a standard, the power of the GPU to all applications and that, in the future, a significant percentage of PCs will have Vista. With Vista, DX10, and HD/Blu-ray DVD as the technologies for PCs for the coming year, we believe that 3D graphics will become a central part of the computing experience and that the GPU will be more important than ever. However, to date we have not seen a significant impact from the launch of Vista.

Fiscal Year 2006 vs. Fiscal Year 2005

Revenue was $2.38 billion for fiscal 2006, compared to $2.01 billion for fiscal 2005, which represents an increase of 18.2%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 22.9% to $1.66 billion for fiscal 2006 compared to $1.35 billion for fiscal 2005. The increase was the result of increased sales of our GeForce 6 and GeForce 7 families of desktop GPUs that serve the high-end GPU segment, offset by a slight decline in sales of our mainstream GPU products. In addition, sales of our NVIDIA Quadro professional workstation products and notebook products continued to improve due to an increased mix of GeForce 6-based and GeForce 7-based products, which resulted in an increase in average selling prices.

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

Consumer Electronics Business. Consumer Electronics Business revenue was $167.4 million for fiscal 2006, compared to $260.0 million for fiscal 2005, which represents a decrease of 35.6%. The decrease in our Consumer Electronics Business is a result of decreased and discontinued sales of our Xbox-related products to Microsoft, partially offset by revenue recognized from our contractual arrangement with SCE. During the first quarter of fiscal 2006, Microsoft indicated that it would not order any more Xbox-related products from us after our second fiscal quarter. As a result, we recognized revenue from the sale of our Xbox-related products to Microsoft for the last time during the second quarter of fiscal 2006. During fiscal 2006, we recognized $49.0 million of revenue from our contractual arrangements with SCE to jointly develop a custom GPU for SCE’s PlayStation3. No such revenue was recognized during our fiscal 2005 as our definitive agreement with SCE was not executed until the first quarter of fiscal 2006.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 83.6%, 84.0% and 75.9% of total revenue for fiscal 2007, 2006, and 2005, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location. The increase in the percentage of revenue from sales to customers outside of the United States and other Americas for fiscal 2006 as compared to fiscal 2005 was primarily due to discontinued sales of XGPUs and MCPs used in the Microsoft Xbox product during fiscal 2006, which were billed to Microsoft in the United States.

 Sales to our significant customers accounted for approximately 12% of our total revenue from one customer during fiscal year 2007, 26% of our total revenue from two customers during fiscal year 2006, and 31% of our total revenue from two customers during fiscal year 2005.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. Cost of revenue also includes development costs for license and service arrangements. Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin was 42.4%, 38.3%, and 32.2% for fiscal years 2007, 2006 and 2005, respectively. A discussion of our gross margin results for each of our operating segments is as follows:

Fiscal Year 2007 vs. Fiscal Year 2006

GPU Business. The gross margin of our GPU Business increased during fiscal 2007 as compared to fiscal 2006, primarily due to the sale of our GeForce 8 series GPUs and increased sales of our GeForce 7 series GPUs, which collectively accounted for approximately 70% of our GPU Business revenue. Our GeForce 8 and our GeForce 7 series GPUs generally have higher gross margins than our previous generations of GPUs.

MCP Business. The gross margin of our MCP Business decreased during fiscal 2007 as compared to fiscal 2006, primarily due to a shift in product mix to higher volumes of integrated AMD-based desktop products which have experienced lower gross margins than our discrete MCP products, and inventory reserves that we recorded as a charge to cost of revenue that primarily related to purchase commitments that we believed had exceeded future demand.

    Handheld GPU Business. The gross margin of our Handheld GPU Business increased during fiscal 2007 as compared to fiscal 2006, primarily due to an increase in unit sales of high-end feature cellular phone and PDA products which generally have higher gross margins than our previous Handheld GPU products.

    Consumer Electronics Business. The gross margin of our Consumer Electronics Business increased during fiscal 2007 as compared to fiscal 2006, primarily due to license and royalty revenue from our contractual development arrangements that have higher gross margins compared to the gross margin of Xbox products shipped in fiscal 2006.

Fiscal Year 2006 vs. Fiscal Year 2005

GPU Business. The gross margin of our GPU Business increased during fiscal 2006 as compared to fiscal 2005, primarily due to the sale of our GeForce 7 series GPUs and increased sales of our GeForce 6 series GPUs, which collectively accounted for approximately 78% of our fiscal 2006 GPU Business revenue. Our GeForce 7 and our GeForce 6 series GPUs generally have higher gross margins than our GeForce FX series GPUs which comprised 53% of our fiscal 2005 GPU Business revenue. In addition, average selling prices from our notebook GeForce 7 and GeForce 6 series GPU products increased as a larger percentage of our total notebook revenue during fiscal 2006 as compared to fiscal 2005.

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

Consolidated Gross Margin

The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and delivering profitable growth. We expect gross margin to remain flat or improve slightly during the first quarter of fiscal 2008.

Operating Expenses

Research and Development

	Year Ended				Year Ended
	Jan. 28, 2007	Jan. 29, 2006	$ Change	% Change	Jan. 29, 2006	Jan. 30, 2005	$ Change	% Change
	(In millions)				(In millions)
Research and Development:
Salaries and benefits	$280.3	$205.1	$75.2	37%	$205.1	$172.6	$32.5	19%
Stock-based compensation (1)	70.1	5.9	64.2	1,088%	5.9	14.1	(8.2)	(58)%
Depreciation and amortization	59.8	58.2	1.6	3%	58.2	56.1	2.1	4%
Computer software and lab equipment	57.6	46.4	11.2	24%	46.4	41.1	5.3	13%
Facility expense	38.4	32.0	6.4	20%	32.0	31.4	0.6	2%
New product development	35.7	28.6	7.1	25%	28.6	29.0	(0.4)	(1)%
In-process research and development	14.0	-	14.0	-	-	-	-	-
License and development project costs	(18.4)	(28.9)	10.5	36%	(28.9)	(2.0)	(26.9)	(1,345)%
Other	16.0	9.8	6.2	63%	9.8	5.9	3.9	66%
Total	$553.5	$357.1	$196.4	55%	$357.1	$348.2	$8.9	3%

Research and development as a percentage of net revenue	18%	15%			15%	17%
(1)  Stock-based compensation includes charges/credits relating to payroll taxes accrued for as part of the restatement.

   Research and development expenses increased by $196.4 million, or 55%, from fiscal 2006 to fiscal 2007 primarily due to a $75.2 million increase in salaries and benefits related to 1,014 additional personnel and a $64.2 million increase in stock-based compensation due to our adoption of SFAS No. 123(R) during the first quarter of fiscal 2007. In-process research and development expense, or IPR&D, increased by $14.0 million as a result of our acquisitions of PortalPlayer and Hybrid Graphics during fiscal 2007. Depreciation and amortization increased $1.6 million due to emulation hardware and software programs that were purchased during fiscal 2006, resulting in a full year of depreciation in fiscal 2007 compared to a partial year of depreciation in fiscal 2006. Computer software and equipment increased $11.2 million primarily due to increased allocation of information technology expenses and facilities increased $6.4 million due to increased facilities expense allocation, both of which were based on the growth in headcount. New product development increased by $7.1 million as a result of costs related to an overall increase in the number of product tape-outs and in prototype materials. License and development project costs decreased by $10.5 million primarily due to the inversed impact of decreased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. Certain of our personnel who usually devote their time to research and development efforts have spent time working on these development projects. The cost associated with the time these individuals spend working on development projects is allocated from research and development to cost of revenue or is capitalized on our balance sheet. During fiscal 2007, less time was spent working on development projects so less cost was allocated to cost of revenue or capitalized and, therefore, more cost remained in research and development. Other expenses increased $6.2 million primarily due to travel and other employee related expenses associated with the expansion of our international sites including our acquisitions of ULi and Hybrid Graphics.

Research and development expenses increased by $8.9 million, or 3%, from fiscal 2005 to fiscal 2006 primarily due to a $32.5 million increase in salaries and benefits related to 423 additional personnel and a $5.3 million increase in computer software and equipment primarily due to increased allocation of information technology expenses. Depreciation and amortization increased $2.1 million due to increased purchases of hardware and software equipment and facilities increased $0.6 million due to increased facilities expense allocation, both of which were based on the growth in headcount. Other expenses increased $3.9 million primarily due to travel and other employee related expenses associated with the expansion of our international sites. These increases were offset by a decrease in stock-based compensation expense of $8.2 million and an increase of $26.9 million in license and development project costs, primarily related to increased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. Certain of our personnel who usually devote their time to research and development efforts have spent time working on these development projects. The cost associated with the time these individuals spend working on development projects is allocated from research and development to cost of revenue or is capitalized on our balance sheet. During fiscal 2006, more time was spent working on development projects so more cost was allocated to cost of revenue or capitalized and, therefore, less cost remained in research and development.

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

Sales, General and Administrative

	Year Ended				Year Ended
	Jan. 28, 2007	Jan. 29, 2006	$ Change	% Change	Jan. 29, 2006	Jan. 30, 2005	$ Change	% Change
	(In millions)				(In millions)
Sales, General and Administrative:
Salaries and benefits	$139.0	$108.3	$30.7	28%	$108.3	$94.4	$13.9	15%
Advertising and promotions	63.5	49.4	14.1	29%	49.4	66.6	(17.2)	(26)%
Stock-based compensation (1)	38.5	(2.2)	40.7	1,850%	(2.2)	3.7	(5.9)	(159)%
Legal and accounting fees	25.9	18.7	7.2	39%	18.7	12.6	6.1	48%
Facility expense	14.0	12.5	1.5	12%	12.5	9.6	2.9	30%
Depreciation and amortization	8.6	8.5	0.1	1%	8.5	13.0	(4.5)	(35)%
Other	4.0	6.9	(2.9)	(42)%	6.9	4.3	2.6	60%
Total	$293.5	$202.1	$91.4	45%	$202.1	$204.2	$(2.1)	(1)%
Sales, general and administrative as a percentage of net revenue	10%	9%			9%	10%
(1)  Stock-based compensation includes charges/credits relating to payroll taxes accrued for as part of the restatement.

Sales, general and administrative expenses increased $91.4 million, or 45%, from fiscal 2006 to fiscal 2007 primarily due to a $40.7 million increase in stock-based compensation resulting from our adoption of SFAS No. 123(R) during the first quarter of fiscal 2007 and a $30.7 million increase in salaries and benefits related to 201 additional personnel. Legal and accounting fees increased by $7.2 million primarily due to our internal review of historical stock option granting practices and the restatement of prior year financial results. Advertising and promotions increased by $14.1 million due to travel and other employee costs associated with our international expansion. These increases were offset by a decrease of $2.9 million in other expenses related to reimbursement from collection settlements.

Sales, general and administrative expenses decreased $2.1 million, or 1%, from fiscal 2005 to fiscal 2006 primarily due to a a $17.2 million decrease in advertising and promotion costs, primarily associated with a reduction in certain marketing programs, tradeshow expenses, new product launches and customer samples, other marketing costs, travel related and employee recruitment expenses. In addition, stock-based compensation expense decreased by $5.9 million and depreciation and amortization decreased by $4.5 million. These decreases were offset by a $13.9 million increase in salaries and benefits related to 122 additional personnel and a $6.1 million increase in legal expenses primarily due to certain insurance reimbursements that we received during fiscal 2005 that reduced this expense, and increased litigation activity during fiscal 2006 related to 3dfx Interactive, Inc., or 3dfx, and American Video Graphics, LP, or AVG. In addition there were increases of $2.9 million in facility expense due primarily to the expansion of our international sites and $2.6 million in other general and administrative expenses, offset by a reduction in bad debt expense.

Operating Expenses

We anticipate that our operating expenses will be relatively flat in the first quarter of fiscal 2008. We believe that even with the additional expense from our acquisition of PortalPlayer, we may be able to keep operating expenses flat as we focus on expense controls and restrict headcount additions in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007.

In-process research and development

In connection with our acquisition of Hybrid Graphics in March 2006 and PortalPlayer in January 2007, we wrote-off $0.6 million and $13.4 million, respectively, of IPR&D, that had not yet reached technological feasibility and had no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of SFAS No. 2, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price.

Settlement Costs

Settlement costs were $14.2 million for fiscal 2006. The settlement costs are associated with two litigation matters, 3dfx and AVG. AVG is settled. For further information about the 3dfx matter, please refer to Note 12 of the Notes to Consolidated Financial Statements.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income increased from $20.7 million to $41.8 million from fiscal 2006 to fiscal 2007 primarily due to the result of higher average balances of cash, cash equivalents and marketable securities and higher interest rates in fiscal 2007 when compared to fiscal 2006. Interest income increased from $11.4 million to $20.7 million from fiscal 2005 to fiscal 2006 primarily due to the result of higher average balances of cash, cash equivalents and marketable securities and higher interest rates in fiscal 2006 when compared to fiscal 2005.

Other Income (Expense), net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities. There were no significant changes in other income from fiscal 2006 to fiscal 2007. However, other income decreased by $1.1 million from fiscal 2005 to fiscal 2006 primarily due to the liquidation of marketable securities during fiscal 2006 in order to obtain the cash needed for the repatriation of certain foreign earnings under the American Jobs Creation Act of 2004.

Income Taxes

   We recognized income tax expense of $46.4 million, $55.6 million and $18.4 million during fiscal years 2007, 2006 and 2005, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 9.4% in fiscal 2007, 15.6% in fiscal 2006, and 17.2% in fiscal 2005.

The difference in the effective tax rates amongst the three years was primarily a result of changes in our geographic mix of income subject to tax, with the additional change in mix in fiscal 2007 due to certain stock-based compensation expensed for financial accounting purposes under SFAS No. 123(R) and an increase in the research tax credit benefit in fiscal 2007.

Please refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of January 28, 2007	As of January 29, 2006
	(In millions)
Cash and cash equivalents	$544.4	$551.8
Marketable securities	573.4	398.4
Cash, cash equivalents, and marketable securities	$1,117.8	$950.2

	Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005
	(in millions)
Net cash provided by operating activities	$587.1	$446.4	$132.2
Net cash used in investing activities	(540.8)	(41.8)	(152.0)
Net cash provided by (used in) financing activities	(53.6)	(61.4)	13.8

As of January 28, 2007, we had $1.12 billion in cash, cash equivalents and marketable securities, an increase of $167.6 million from the end of fiscal 2006. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

  Operating activities generated cash of $587.1 million, $446.4 million, and $132.2 million during fiscal years 2007, 2006 and 2005, respectively. The annual cash provided by operating activities in amounts greater than net income is due primarily to non-cash charges to earnings and the tax benefit on the exercise of stock options. Non-cash charges to earnings included stock-based compensation and depreciation and amortization on our long-term assets. Upon adoption of SFAS No. 123(R) in fiscal 2007, non-cash charges to earnings included $116.7 million of stock-based compensation expense and related deferred income tax impact. The increase in cash flows from operating activities in fiscal 2006 when compared to fiscal 2005 was primarily related to the $212.6 million increase in net income and changes in operating assets and liabilities. On our consolidated balance sheet, accrued liabilities increased $77.2 million from fiscal 2005 to fiscal 2006 primarily due to the recording of income taxes payable for fiscal 2006, the increase in accruals related to customer programs and the recording of $30.6 million in relation to 3dfx, of which $25.0 million was recorded as an adjustment to goodwill. Accounts payable decreased $58.8 million and inventories decreased $60.9 million from fiscal 2005 to fiscal 2006 primarily as a result of significant reductions in older products, offset by an increase in new products. Accounts receivable increased $21.9 million primarily due to increased sales and improved linearity of sales, and cash collections during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisition of businesses and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $540.8 million, $41.8 million and $152.0 million during fiscal years 2007, 2006 and 2005, respectively. Net cash used by investing activities during fiscal 2007 was primarily due to $401.8 million of cash used for our acquisitions of PortalPlayer, ULi and Hybrid Graphics during the fiscal year. Additionally, net cash used in investing activities included capital expenditures of $145.3 million attributable to purchases of new research and development equipment, hardware equipment, technology licenses, software, intangible assets and leasehold improvements at our various facilities. These uses of cash were offset by $6.2 million of net proceeds from sales of marketable securities. Net cash used by investing activities during fiscal 2006 was primarily due to $79.6 million for capital expenditures primarily attributable to purchases of new research and development equipment, hardware equipment, technology licenses, software, intangible assets and leasehold improvements at our headquarters facility in Santa Clara, California and at our international sites. In addition, we used cash of $12.1 million for our acquisition of a private company and $9.7 million for the investments we made during fiscal 2006 in non-affiliated companies. These uses of cash were offset by $59.6 million of net proceeds from sales of marketable securities. Net cash used by investing activities during fiscal 2005 was primarily due to $84.7 million of net purchases of marketable securities. In addition, we used $67.3 million for capital expenditures primarily attributable to purchases of leasehold improvements for our new data center at our headquarters campus, new research and development emulation equipment, technology licenses, software and intangible assets. We expect to spend approximately $120 million to $140 million for capital expenditures during fiscal 2008, primarily for purchases of software licenses, emulation equipment, computers and engineering workstations. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities used cash of $53.6 million, $61.4 million and provided cash of $13.8 million during fiscal years 2007, 2006 and fiscal 2005, respectively. Net cash used by financing activities in fiscal 2007 was primarily due to $275.0 million paid towards our stock repurchase program, offset by cash proceeds of $221.2 million from common stock issued under employee stock plans. Cash used in fiscal 2006 resulted primarily from $188.5 million related to our stock repurchase program, offset by $127.5 million of common stock issued under employee stock plans.

Stock Repurchase Program

On August 9, 2004 we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million. Subsequently, on March 6, 2006, we announced that our Board had approved a $400 million increase to the original stock repurchase program. As a result of this increase, the amount of common stock the Board has authorized to be repurchased has now been increased to a total of $700 million. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During fiscal 2007, we repurchased 10.3 million shares of our common stock for $275.0 million under structured share repurchase transactions, which we recorded on the trade date of the transaction. Through the end of fiscal 2007, we have repurchased 27.3 million shares under our stock repurchase program for a total cost of $488.1 million. During the first quarter of fiscal 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our first fiscal quarter.

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

3dfx Asset Purchase

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets.

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The Trustee advised that he intended to object to the settlement, which would have called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the bankruptcy court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. Beginning on March 21, 2007, NVIDIA and the Trustee are scheduled to try the question of the value of the assets 3dfx conveyed to NVIDIA and, in particular, whether the price NVIDIA paid for those assets was reasonably equivalent to the value of the assets 3dfx sold to NVIDIA.

Please refer to Note 12 of the Notes to Consolidated Financial Statements for further information regarding this litigation.

Contractual Obligations

The following summarizes our contractual obligations that are not on our balance sheet as of January 28, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$167,765	$33,890	$65,432	$61,998	$6,445
Purchase obligations (1)	364,486	364,486	--	--	--
Capital purchase obligations	4,829	4,829
Total contractual obligations	$537,080	$403,205	$65,432	$61,998	$6,445
(1)  Represents our inventory purchase commitments as of January 28, 2007.

During the fiscal year 2007, we entered into a confidential patent licensing arrangement. Our commitment for future license payments under this arrangement could range from $97.0 million to $110.0 million over a ten year period; however, the net outlay under this arrangement may be reduced by the occurrence of certain events covered by the arrangement.

Off-Balance Sheet Arrangements

As of January 28, 2007, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the financial statements.  Any differences between tax liability amounts recognized in the statements of operations as a result of adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 will be effective as of first quarter of fiscal 2008. We believe that the cumulative effect of adoption of FIN 48 will not result in any material change to the beginning balance of our retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 29, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB No. 108 in our fiscal year 2007. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our fiscal quarter ending April 27, 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

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

As of January 28, 2007, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $3.0 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 28, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2007 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

  Reference is made to the information regarding directors appearing under the heading “Proposal 1- Election of Directors” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

  Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Information about the Board of Directors and Corporate Governance” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information appearing under the heading “Information about the Board of Directors and Corporate Governance - Code of Conduct” in our 2007 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Worldwide Code of Conduct” and “Financial Team Code of Conduct” are published on the Investor Relations portion of our web site, under Corporate Governance, at www.nvidia.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the section entitled “Executive Compensation” in our 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement.

Equity Compensation Plan Information

Information concerning our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is hereby incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections entitled “Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2007 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NVIDIA Corporation:

We have completed integrated audits of NVIDIA Corporation’s consolidated financial statements and of its internal control over financial reporting as of January 28, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 28, 2007 and January 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
San Jose, CA
March 15, 2007

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended January 28, 2007	Year Ended January 29, 2006	Year Ended January 30, 2005
Revenue	$3,068,771	$2,375,687	$2,010,033
Cost of revenue	1,768,322	1,465,654	1,362,478
Gross profit	1,300,449	910,033	647,555
Operating expenses:
Research and development	553,467	357,123	348,220
Sales, general and administrative	293,530	202,088	204,159
Settlement costs	-	14,158	—
Total operating expenses	846,997	573,369	552,379
Income from operations	453,452	336,664	95,176
Interest income	41,820	20,698	11,422
Interest expense	(21)	(72)	(164)
Other income (expense), net	(771)	(502)	594
Income before income tax expense	494,480	356,788	107,028
Income tax expense	46,350	55,612	18,413
Income before change in accounting principle	448,130	301,176	88,615
Cumulative effect of change in accounting principle, net of tax	704	-	-
Net income	$448,834	$301,176	$88,615

Basic income per share
Income before change in accounting principle	$1.27	$0.89	$0.27
Cumulative effect of change in accounting principle	-	-	-
Basic net income per share	$1.27	$0.89	$0.27

Shares used in basic per share computation (1)	352,404	339,380	332,124

Diluted income per share:
Income before change in accounting principle	$1.15	$0.82	$0.25
Cumulative effect of change in accounting principle	-	-	-
Diluted net income per share	$1.15	$0.82	$0.25

Shares used in diluted per share computation (1)	391,504	365,704	351,624

(1)  Reflects a two-for-one stock split effective on April 6, 2006.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 28, 2007	January 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$544,414	$551,756
Marketable securities	573,436	398,418
Accounts receivable, less allowances of $15,749 and $10,837 in 2007 and 2006, respectively	518,680	318,186
Inventories	354,680	254,870
Prepaid expenses and other current assets	31,141	24,387
Deferred income taxes	9,419	2,682
Total current assets	2,031,770	1,550,299
Property and equipment, net	260,828	178,152
Goodwill	301,425	145,317
Intangible assets, net	45,511	15,421
Deposits and other assets	28,349	27,477
Deferred income taxes	7,380	38,021
	$2,675,263	$1,954,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,075	$179,395
Accrued liabilities	366,732	259,264
Total current liabilities	638,807	438,659
Other long-term liabilities	29,537	20,036
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized; 388,308,979 shares issued and 360,988,504 outstanding in 2007; and 359,927,958 shares issued and 342,954,912 outstanding in 2006 (1)	388	360
Additional paid-in capital	1,295,650	965,604
Deferred compensation	-	(3,604)
Treasury stock, at cost (27,227,145 shares in 2007 and 16,889,716 shares in 2006)	(487,120)	(212,142)
Accumulated other comprehensive income (loss), net	1,436	(1,957)
Retained earnings	1,196,565	747,731
Total stockholders' equity	2,006,919	1,495,992
	$2,675,263	$1,954,687

(1)  Reflects a two-for-one stock split effective on April 6, 2006.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital (1)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Total Comprehensive Income
	Outstanding Shares (1)	Amount
Balances, January 25, 2004	328,291,574	$328	$770,278	$(39,903)	$—	$850	$357,940	$1,089,493	$45,720
Issuance of common stock from stock plans	10,056,222	10	42,492	—	—	—	—	42,502
Stock repurchase	(4,168,706)	—	—	—	(24,644)	—	—	(24,644)
Tax benefit from stock-based compensation	—	—	8,616	—	—	—	—	8,616
Reversal of deferred compensation	—	—	(5,359)	5,359	—	—	—	—
Amortization of deferred compensation	—	—	(145)	20,967	—	—	—	20,822
Unrealized loss, net of $1,470 tax effect	—	—	—	—	—	(4,468)	—	(4,468)	(4,468)
Reclassification adjustment for net losses included in net income, net of ($38) tax effect	—	—	—	—	—	155	—	155	155
Net income	—	—	—	—	—	—	88,615	88,615	88,615
Balances, January 30, 2005	334,179,090	338	815,882	(13,577)	(24,644)	(3,463)	446,555	1,221,091	84,302
Issuance of common stock from stock plans	21,663,492	22	127,475	—	—	—	—	127,497
Stock repurchase	(12,804,340)	—	—	—	(188,509)	—	—	(188,509)
Tax benefit from stock-based compensation	—	—	24,868	—	—	—	—	24,868
Cancellation of shares	(83,330)	—	(520)	—	1,011	—	—	491
Reversal of deferred compensation	—	—	(2,101)	2,101	—	—	—	—
Amortization of deferred compensation	—	—	—	7,872	—	—	—	7,872
Unrealized loss, net of $845 tax effect	—	—	—	—	—	(120)	—	(120)	(120)
Reclassification adjustment for net losses included in net income, net of ($407) tax effect	—	—	—	—	—	1,626	—	1,626	1,626
Net income	—	—	—	—	—	—	301,176	301,176	301,176
Balances, January 29, 2006	342,954,912	360	965,604	(3,604)	(212,142)	(1,957)	747,731	1,495,992	302,682
Issuance of common stock from stock plans	28,381,021	28	221,132	—	—	—	—	221,160
Stock repurchase	(10,337,429)	—	—	—	(274,978)	—	—	(274,978)
Tax deficit from stock-based compensation	—	—	(8,482)	—	—	—	—	(8,482)
Reversal of deferred compensation	—	—	(3,604)	3,604	—	—	—	—
Stock-based compensation expense related to acquisitions	—	—	2,914	—	—	—	—	2,914
Stock-based compensation related to employees	—	—	118,790	—	—	—	—	118,790
Unrealized gain, net of $1,223 tax effect	—	—	—	—	—	3,509	—	3,509	3,509
Reclassification adjustment for net gains included in net income, net of $78 tax effect	—	—	—	—	—	(116)	—	(116)	(116)
Impact of change in accounting principle, net of ($379) tax effect	—	—	(704)	—	—	—	—	(704)
Net income	—	—	—	—	—	—	448,834	448,834	448,834
Balances, January 28, 2007	360,988,504	$388	$1,295,650	$-	$(487,120)	$1,436	$1,196,565	$2,006,919	$452,227
(1)  Reflects a two-for-one stock split effective on April 6, 2006.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
Cash flows from operating activities:
Net income	$448,834	$301,176	$88,615
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(704)	—	—
Bad debt expense (benefit)	205	(492)	(844)
In-process research and development	14,002	—	—
Depreciation and amortization	107,562	97,977	102,597
Stock-based compensation expense related to employees	116,735	7,872	20,822
Gross tax benefit from stock-based compensation	(188)	—	—
Tax benefit (deficit) from stock-based compensation	(8,482)	24,868	8,616
Deferred income taxes	41,766	(2,691)	8,694
Net loss on retirements of property and equipment	251	1,005	412
Non-cash realized gain on investment exchange	—	(96)	(533)
Changes in operating assets and liabilities:
Accounts receivable	(175,261)	(21,415)	(110,312)
Inventories	(91,395)	60,916	(80,906)
Prepaid expenses and other current assets	(5,294)	(4,568)	(5,569)
Deposits and other assets	7,314	(8,073)	(1,458)
Accounts payable	38,613	(58,828)	52,941
Accrued liabilities and other long-term liabilities	93,153	48,757	49,125
Net cash provided by operating activities	587,111	446,408	132,200
Cash flows from investing activities:
Purchases of marketable securities	(220,834)	(338,058)	(313,760)
Proceeds from sales and maturities of marketable securities	227,067	397,686	229,068
Acquisition of businesses, net of cash and cash equivalents	(401,800)	(12,131)	—
Purchases of property and equipment and intangible assets	(145,256)	(79,600)	(67,261)
Investments in affiliates	—	(9,684)	-
Net cash used in investing activities	(540,823)	(41,787)	(151,953)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	221,160	127,497	42,502
Payments for stock repurchases	(274,978)	(188,509)	(24,644)
Gross tax benefit from stock-based compensation	188	—	—
Other	—	(365)	(4,015)
Net cash provided by (used in) financing activities	(53,630)	(61,377)	13,843
Change in cash and cash equivalents	(7,342)	343,244	(5,910)
Cash and cash equivalents at beginning of period	551,756	208,512	214,422
Cash and cash equivalents at end of period	$544,414	$551,756	$208,512

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$12	$163
Cash paid for income taxes, net	$26,628	$3,368	$763

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(In thousands)

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
Other non-cash activities:
Unrealized gains/losses from marketable securities	$4,492	$1,068	$5,745
Deferred stock-based compensation	$3,604	$(2,101)	$(5,359)
Acquisition of business - goodwill adjustment	$17,862	$25,765	$1,091
Assets acquired by assuming related liabilities	$37,251	$—	$—
Acquisition of business - stock option conversion	$2,914	$—	$—
Application of customer advance to accounts receivable	$—	$—	$11,508
Marketable security received from investment exchange	$—	$96	$688
Asset retirement obligation	$—	$1,835	$4,483

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products are designed to enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: graphics processing units, or GPUs, media and communications processors, or MCPs, Handheld GPUs, and Consumer Electronics. Our GPU Business is composed of products that support desktop personal computers, or PCs, notebook PCs, professional workstations and other GPU-based products; our MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that provide system functions, such as high speed storage and network communications, and perform these operations independently from the host central processing unit, or CPU; our Handheld GPU Business is composed of products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of our contractual arrangements with Sony Computer Entertainment, or SCE, to jointly develop a custom GPU for SCE’s PlayStation3, sales of our Xbox-related products, revenue from our license agreement with Microsoft relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California.

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. Fiscal years 2007 and 2006 were 52-week years, compared to fiscal 2005 which was a 53-week year.

Stock Split

In March 2006, our Board of Directors, or the Board, approved a two-for-one stock split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. The stock split was effective on Thursday, April 6, 2006 for stockholders of record at the close of business on Friday, March 17, 2006. All share and per-share numbers contained herein have been retroactively adjusted to reflect this stock split.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. At the point of sale, we assess whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Our policy on sales to distributors is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

We record estimated reductions to revenue for customer programs at the time revenue is recognized. Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates in accordance with Emerging Issues Task Force Issue 01-9, or EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, we accrue for 100% of the potential rebates and do not apply a breakage factor. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue upon expiration of the rebate,

Our customer programs also include marketing development funds, or MDFs. We account for MDFs as either a reduction of revenue or an operating expense in accordance with EITF 01-09. MDFs represent monies paid to retailers, system builders, original equipment manufacturers, or OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products. If market conditions decline, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advertising Expenses

We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2007, 2006, and 2005 were $14.8 million, $9.2 million, and $15.2 million, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred, but not paid.

Product Warranties

We generally offer limited warranty to end-users that range from one to three years for products in order to repair or replace products for any manufacturing defects or hardware component failures. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.

Foreign Currency Translation

 We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities, including inventories, prepaid expenses and other current assets, property and equipment, deposits and other assets and equity, are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” and to date have not been significant. The aggregate exchange gain (loss) included in determining net income was $(0.5) million in fiscal 2007, $0.01 million in fiscal 2006 and $0.04 million in fiscal 2005.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 28, 2007, our cash and cash equivalents were $544.4 million, which includes $467.2 million invested in money market funds.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventories

Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory for estimated amounts related to lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is subject to our annual impairment test during our fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. For the purposes of completing our SFAS No. 142 impairment test, we perform our analysis on a reporting unit basis. We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our most recent annual impairment test during the fourth quarter of fiscal 2007 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings due to the potential for a write-down of goodwill in connection with such tests.

 Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. One customer accounted for approximately 18% of our accounts receivable balance at January 28, 2007. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 28, 2007 and January 29, 2006. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

Accounting for Asset Retirement Obligations

We account for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, or SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. During fiscal years 2006 and 2007, we recorded asset retirement obligations to return the leasehold improvements to their original condition upon lease termination at our headquarters facility in Santa Clara, California and our leasehold improvements at our international sites. At January 28, 2007 and January 29, 2006, our net asset retirement obligations were $6.4 million and $6.5 million, respectively.

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

United States income tax has not been provided on earnings of our non-United States subsidiaries to the extent that such earnings are considered to be permanently reinvested.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements, accordingly.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Litigation, Investigation and Settlement Costs

  From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs.

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

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
	(In thousands, except per share data)
Numerator:
Net income	$448,834	$301,176	$88,615
Denominator:
Denominator for basic net income per share, weighted average shares	352,404	339,380	332,124
Effect of dilutive securities:
Stock options outstanding	39,100	26,324	19,500
Denominator for diluted net income per share, weighted average shares	391,504	365,704	351,624

Net income per share:
Basic net income per share	$1.27	$0.89	$0.27
Diluted net income per share	$1.15	$0.82	$0.25

Diluted net income per share does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 8.9 million, 11.6 million and 27.4 million for fiscal years 2007, 2006 and 2005, respectively. The weighted average exercise price of stock options excluded from the computation of diluted earnings per share was $30.14, $17.79 and $13.93 for fiscal years 2007, 2006 and 2005, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the financial statements.  Any differences between tax liability amounts recognized in the statements of operations as a result of adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 will be effective as of first quarter of fiscal 2008. We believe that the cumulative effect of adoption of FIN 48 will not result in any material change to the beginning balance of our retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 29, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, or SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB No. 108 in our fiscal year 2007. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our fiscal quarter ending April 27, 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

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

  Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock-based employee compensation plans. As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share. We provided the disclosures required under Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, in our periodic reports.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007 as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans was as follows for the periods presented:

	Year Ended
	January 29, 2006	January 30, 2005
	(In thousands, except per share data)
Net income, as reported	$301,176	$88,615
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,644	17,241
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(90,405)	(108,430)
Pro forma net income (loss)	$217,415	$(2,574)

Basic net income per share - as reported	$0.89	$0.27
Basic net income (loss) per share - pro forma	$0.64	$(0.01)
Diluted net income per share - as reported	$0.82	$0.25
Diluted net income (loss) per share - pro forma	$0.60	$(0.01)

Impact of the adoption of SFAS No. 123(R)

We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during fiscal 2007, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 29, 2006, equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. For options granted in fiscal 2007, we measured compensation expense under the provisions of SFAS No. 123(R). We recognized stock-based compensation expense using the straight-line attribution method. Previously reported amounts have not been restated. The effect of stock-based compensation expense, net of associated payroll taxes, for the year ended January 28, 2007 on net income was as follows:

Year Ended
January 28, 2007
(In thousands)
Stock-based compensation expense by type of award:
Employee stock options	$108,654
Employee stock purchase plan	9,717
Amount capitalized as inventory	(1,636)
Total stock-based compensation	116,735
Tax effect of stock-based compensation	(13,995)
Net effect on net income	$102,740

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cumulative Effect of Change in Accounting Principle

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

The income statement includes stock-based compensation expense, net of associated payroll taxes, and amounts capitalized as inventory, as follows:

	Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005
	(In thousands)
Cost of revenue	$8,200	$829	$1,998
Research and development	70,077	5,943	14,074
Sales, general and administrative	38,458	(2,243)	3,682
Total	$116,735	$4,529	$19,754

Prior to adopting SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. However, as required by our adoption of SFAS No. 123(R) during the twelve months ended January 28, 2007, we began classifying cash flows resulting from gross tax benefits as a part of cash flows from financing activities. Gross tax benefits are realized tax benefits from tax deductions for exercised options in excess of cumulative compensation cost for those instruments recognized in our consolidated financial statements. The effect of this change in classification on our Consolidated Statement of Cash Flows resulted in cash used from operations of $0.2 million and cash provided from financing activities of $0.2 million for the year ended January 28, 2007.

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

During the twelve months ended January 28, 2007, we granted approximately 11.9 million stock options with an estimated total grant-date fair value of $138.4 million, and a weighted average grant-date fair value of $11.78 per option. Of this amount, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $26.7 million.

As of January 28, 2007, the aggregate amount of unearned stock-based compensation expense related to our stock options was $167.6 million, adjusted for estimated forfeitures, which we will recognize over an estimated weighted average amortization period of 2.0 years.

Approximately $1.6 million of stock-based compensation was capitalized as inventory for the twelve months ending January 28, 2007.

Stock-based compensation expense that would have been recorded under APB No. 25 during the twelve months ended January 28, 2007 was approximately $3.0 million. Upon our adoption of SFAS No. 123(R), we reclassified the unearned stock-based compensation expense balance of approximately $3.6 million that would have been recorded under APB No. 25 to additional paid-in capital in our Consolidated Balance Sheet. The adoption of SFAS No. 123(R) reduced our basic and diluted earnings per share by $0.28 and $0.25, respectively, for the year ended January 28, 2007.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

   Valuation Assumptions

At the beginning of fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  As a result of regulatory guidance, including SEC Staff Accounting Bulletin No. 107, or SAB No. 107, Share-Based Payment, and in anticipation of the impending effective date of SFAS No. 123(R), we reevaluated the assumptions we used to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in the first quarter of fiscal 2006.  At that time, our management also determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility.

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

	Stock Options
	Year Ended January 28, 2007	Year Ended January 29, 2006	Year Ended January 30, 2005
	(Using a binomial model)	(Using a binomial model)	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	3.6 - 5.1	3.6 - 5.1	4.0
Risk free interest rate	4.7% - 5.1%	4.0% - 4.4%	3.0%
Volatility	39% - 51%	34% - 48%	75% - 80%
Dividend yield	—	—	—

Employee Stock Purchase Plan
	Year Ended January 28, 2007	Year Ended January 29, 2006	Year Ended January 30, 2005
	(Using the Black-Scholes model)	(Using the Black-Scholes model)	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	1.6% - 5.2%	0.9% - 3.7%	1.1% - 2.1%
Volatility	30% - 47%	30% - 45%	80%
Dividend yield	—	—	—

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

    PortalPlayer, Inc. 2004 Stock Incentive Plan

We assumed the PortalPlayer, Inc. 2004 stock incentive plan, or the 2004 Plan, and all related outstanding options in connection with our acquisition of PortalPlayer, Inc., or PortalPlayer, on January 5, 2007. The 2004 Plan was adopted by the PortalPlayer stockholders in 2004 and as of January 28, 2007, 1,017,644 shares of NVIDIA common stock were authorized for issuance under the 2004 Plan. In addition, any shares subject to outstanding options under the PortalPlayer 1999 stock option plan that expire unexercised or any unvested shares that are forfeited will be available for issuance under the 2004 Plan. The number of shares authorized for issuance under the 2004 Plan will be increased on January 1 from 2007 through 2009 by 460,033 shares and on January 1 from 2010 through 2014 by 276,000 or a number of shares determined by the Board.

Each option we assumed in connection with our acquisition of PortalPlayer has been converted into the right to purchase that number of shares of NVIDIA common stock determined by multiplying the number of shares of PortalPlayer common stock underlying such option by 0.3601 and then rounding down to the nearest whole number of shares. The exercise price per share for each assumed option has been similarly adjusted by dividing the exercise price by 0.3601 and then rounding up to the nearest whole cent. Vesting schedules and expiration dates for the assumed options did not change.

Under the 2004 Plan, options generally vest as to 25% of the shares one year after the date of grant and as to 1/48th of the shares each month thereafter and expire ten years from the date of grant.

    PortalPlayer, Inc. 1999 Stock Option Plan

We assumed options issued under the PortalPlayer, Inc. 1999 Stock Option Plan, or the 1999 Plan, when we completed our acquisition of PortalPlayer on January 5, 2007. The 1999 Plan was terminated upon completion of PortalPlayer’s initial public offering of common stock in calendar 2004. No shares of common stock are available for issuance under the 1999 Plan other than to satisfy exercises of stock options granted under the 1999 Plan prior to its termination and any shares that become available for issuance as a result of expiration or cancellation of an option that was issued pursuant to the 1999 Plan shall become available for issuance under the 2004 Plan. Previously authorized yet unissued shares under the 1999 Plan were cancelled upon completion of PortalPlayer’s initial public offering.

Each option we assumed in connection with our acquisition of PortalPlayer has been converted into the right to purchase that number of shares of NVIDIA common stock determined by multiplying the number of shares of PortalPlayer common stock underlying such option by 0.3601 and then rounding down to the nearest whole number of shares. The exercise price per share for each assumed option has been similarly adjusted by dividing the exercise price by 0.3601 and then rounding up to the nearest whole cent. Vesting schedules and expiration dates did not change.

Under the 1999 Plan, incentive stock options were granted at a price that was not less than 100% of the fair market value of PortalPlayer’s common stock, as determined by its board of directors, on the date of grant. Non-statutory stock options were granted at a price that was not less than 85% of the fair market value of PortalPlayer’s common stock, as determined by its board of directors, on the date of grant.

Generally, options granted under the 1999 Plan are exercisable for a period of ten years from the date of grant, and shares vest at a rate of 25% on the first anniversary of the grant date of the option, and an additional 1/48th of the shares upon completion of each succeeding full month of continuous employment thereafter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    2000 Nonstatutory Equity Incentive Plan

On August 1, 2000, our Board approved the 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, to provide for the issuance of our common stock to employees and affiliates who are not directors, executive officers or 10% stockholders. The 2000 Plan provides for the issuance of nonstatutory stock options, stock bonuses, restricted stock purchase rights, restricted stock unit awards and stock appreciation rights. Options granted under the 2000 plan generally expire in six to 10 years from the date of grant. The Compensation Committee appointed by the Board, or the Compensation Committee, has the authority to amend the 2000 Plan and to determine the option term, exercise price and vesting period of each grant. Options granted to new employees prior to February 10, 2004, generally vest ratably over a four-year period, with 25% becoming vested approximately one year from the date of grant and the remaining 75% vesting on a quarterly basis over the next three years. From February 10, 2004, initial options granted to new employees generally vest ratably quarterly over a three-year period. Grants to existing employees in recognition of performance generally vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option in equal quarterly installments over a nine month period. We amended our 2000 Plan in October 2006 to add the ability to issue restricted stock unit awards and stock appreciation rights and make certain other modifications. There were a total of 21,939,202 shares authorized for issuance and 18,776,119 shares available for future issuance under the 2000 Plan as of January 28, 2007.

    1998 Equity Incentive Plan

The 1998 Equity Incentive Plan, or the 1998 Plan, was adopted by our Board on February 17, 1998 and was approved by our stockholders on April 6, 1998 as an amendment and restatement of our then existing Equity Incentive Plan which had been adopted on May 21, 1993. The 1998 Plan provides for the issuance of our common stock to directors, employees and consultants. The 1998 Plan provides for the issuance of stock bonuses, restricted stock purchase rights, incentive stock options or nonstatutory stock options. There were a total of 110,094,385 shares authorized for issuance and 2,570,982 shares available for future issuance under the 1998 Plan as of January 28, 2007.

Pursuant to the 1998 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For nonstatutory stock options, the exercise price must be no less than 85% of the fair market value on the date of grant.

Option grants issued under the 1998 Plan generally expire in six to ten years from the date of grant. Vesting periods are determined by the Board or the Compensation Committee. Initial option grants to new employees made after February 10, 2004 under the 1998 Plan generally vest ratably quarterly over a three year period. Subsequent option grants generally vest up to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option in quarterly installments over a nine month period.

    1998 Non-Employee Directors’ Stock Option Plan

In February 1998, our Board adopted the 1998 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, to provide for the automatic grant of non-qualified options to purchase shares of our common stock to our directors who are not employees or consultants of us or of an affiliate of us.

In July 2000, the Board amended the 1998 Plan to incorporate the automatic grant provisions of the Directors’ Plan into the 1998 Plan. Future automatic grants to non-employee directors will be made according to the terms of the Directors’ Plan, but will be made out of the 1998 Plan until such time as shares may become available for issuance under the amended Directors’ Plan. In May 2002, and subsequently in March 2006, the Directors’ Plan was amended further to reduce the number of shares granted to our non-employee directors. The altered automatic grant provisions of the Directors’ Plan are also incorporated into the 1998 Plan. The terms of the amended Directors’ Plan are described below.

Under the amended Directors’ Plan, each non-employee director who is elected or appointed to our Board for the first time is automatically granted an option to purchase 90,000 shares, which vests quarterly over a three-year period, or Initial Grant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On August 1 each year, each non-employee director is automatically granted an option to purchase 30,000 shares, or Annual Grant. These Annual Grants will begin vesting on the second anniversary of the date of the grant and vest quarterly during the next year. The Annual Grants will be fully vested on the third anniversary of the date of the grant, provided that the director attended at least 75% of the meetings during the year following the date of the grant.

On August 1 of each year, each non-employee director who is a member of a committee of the Board, except for the Nominating and Corporate Governance Committee, will automatically be granted an option to purchase 10,000 shares, or the Committee Grant. The Committee Grants vests in full on the first anniversary of the date of the grant, provided that the director has attended at least 75% of the meetings during the year following the date of the grant. Directors who were members of two committees, Messrs. Cox, Gaither and Jones, waived their grant of an additional 10,000 shares for being a member of a second committee in fiscal 2005 and 2006.

If a non-employee director fails to attend at least 75% of the regularly scheduled meetings during the year following the grant of an option, rather than vesting as described previously, the Committee Grants will vest annually over four years following the date of grant at the rate of 10% per year for the first three years and 70% for the fourth year, and the Annual Grants will vest 30% upon the three-year anniversary of the grant date and 70% for the fourth year, such that in each case the entire option will become fully vested on the four-year anniversary of the date of the grant. For Annual Grants and Committee Grants, if the person has not been serving on the Board or committee since a prior year’s annual meeting, the number of shares granted will be reduced pro rata for each full quarter prior to the date of grant during which such person did not serve in such capacity.

The Compensation Committee administers the amended Directors’ Plan. A total of 1,200,000 shares have been authorized and issued under the amended Directors’ Plan of which none is available for future issuance as of January 28, 2007. As described above, future grants to non-employee directors will be made out of the 1998 Plan.

    1998 Employee Stock Purchase Plan

In February 1998, our Board approved the 1998 Employee Stock Purchase Plan, or the Purchase Plan. In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of our fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 52,000,000 shares. The number of shares will no longer be increased annually as we reached the maximum permissible number of shares at the end of fiscal 2006. There are a total of 52,000,000 shares authorized for issuance. At January 28, 2007, 18,857,690 shares have been issued under the Purchase Plan and 33,142,310 shares are available for future issuance.

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

Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period at 85% at the fair market value of the common stock on the relevant purchase date. During fiscal 2007, 2006 and 2005, employees purchased approximately 3.8 million, 3.6 million, and 4.0 million shares with weighted-average prices of $6.42, $5.59, and $4.36 per share, respectively, and grant-date fair values of $3.64, $1.70, and $1.57 per share, respectively. Employees may end their participation in the Purchase Plan at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following summarizes the transactions under the 1998 Plan, 2000 Plan, 1999 Plan, 2004 Plan and Directors’ Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 25, 2004	57,914,062	85,533,410	$7.10
Authorized	-	-	-
Granted	(17,029,852)	17,029,852	11.74
Exercised	-	(6,103,750)	4.10
Cancelled	4,139,198	(4,139,198)	9.41
Balances, January 30, 2005	45,023,408	92,320,314	$8.05
Authorized	-	-
Granted	(16,417,786)	16,417,786	13.87
Exercised	-	(18,074,266)	5.95
Cancelled	2,705,354	(2,705,354)	10.29
Balances, January 29, 2006	31,310,976	87,958,480	$9.50
Authorized	1,091,383	-	-
Granted and assumed	(12,539,612)	12,539,612	29.60
Exercised	-	(24,585,893)	8.01
Cancelled	1,917,537	(1,917,537)	13.42
Balances, January 28, 2007	21,780,284	73,994,662	$13.29

The following table summarizes the options outstanding, options vested and expected to vest and options exercisable as of January 28, 2007:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding	73,994,662	$13.29	3.77	$1,363,448,818
Options vested and expected to vest	66,365,198	$12.40	3.70	$1,282,391,307
Options exercisable	42,212,234	$9.30	3.25	$943,461,713

(1) The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 28, 2007, based on the $31.47 closing stock price of our common stock on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of January 28, 2007 was 72.2 million shares and 41.9 million shares, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information about stock options outstanding as of January 28, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 - $0.17	105,000	0.6	$0.16	105,000	$0.16
0.33 - 0.40	290,537	0.9	$0.38	290,537	$0.38
0.69 - 0.97	3,740,783	1.3	$0.87	3,740,783	$0.87
1.13 - 1.25	112,327	2.8	$1.15	97,409	$1.13
2.05 - 2.94	3,006,036	2.5	$2.35	3,004,052	$2.35
3.83 - 5.54	4,970,417	3.6	$4.70	4,830,338	$4.73
5.76 - 8.59	13,470,438	3.0	$7.27	10,562,463	$7.30
8.77 - 13.13	23,143,952	3.7	$11.76	11,881,607	$11.40
13.19 - 19.77	11,958,889	4.4	$16.30	5,980,184	$16.29
20.63 - 30.90	11,498,508	5.3	$27.10	1,449,430	$22.73
31.97 - 46.94	1,380,007	6.1	$37.06	123,646	$44.65
48.99 - 73.01	251,356	7.2	$61.62	111,935	$60.50
73.87 - 86.40	65,361	6.2	$79.04	33,799	$79.75
312.42 - 312.42	200	1.0	$312.42	200	$312.42
1,249.66 and above	851	3.0	$1,324.55	851	$1,324.55
	73,994,662	3.8	$13.29	42,212,234	$9.30

Year Ended
January 28, 2007
Total intrinsic value of options exercised	$530.7 million
Total cash received from employees as a result of employee stock option exercises	$196.2 million

We settle employee stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than the options described above as of January 28, 2007.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - 3dfx

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx. Under the terms of the Asset Purchase Agreement, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx two million shares of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets.

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The Trustee advised that he intended to object to the settlement, which would have called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the bankruptcy court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. Beginning on March 21, 2007, NVIDIA and the Trustee are scheduled to try the question of the value of the assets 3dfx conveyed to NVIDIA and, in particular, whether the price NVIDIA paid for those assets was reasonably equivalent to the value of the assets 3dfx sold to NVIDIA.

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please see Note 12 for further information regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	--
Total	$99,161

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 4 - Business Combinations

On February 20, 2006, we completed our acquisition of ULi Electronics, Inc., or ULi, a core logic developer for the personal computer, or PC, industry. The acquisition represents our ongoing investment in our platform solution strategy and has strengthened our sales, marketing, and customer engineering presence in Taiwan and China. The aggregate purchase price consisted of cash consideration of approximately $53.1 million.

On March 29, 2006, we completed our acquisition of Hybrid Graphics Ltd., or Hybrid Graphics, a developer of embedded 2D and 3D graphics software for handheld devices. The aggregate purchase price consisted of cash consideration of approximately $36.7 million.

On January 5, 2007, we completed our acquisition of PortalPlayer, a leading supplier of semiconductors, firmware, and software for personal media players, or PMPs, and secondary display-enabled computers. We believe that the acquisition will accelerate our ongoing investment in our handheld product strategy. Pursuant to the terms of the acquisition, we paid cash consideration of approximately $344.9 million in exchange for common stock in PortalPlayer and recognized an additional purchase price of $2.9 million, the value of approximately 658,000 options of NVIDIA common stock issued upon conversion of outstanding PortalPlayer stock options.

We allocated the purchase price of each of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development, or IPR&D, if identified, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available.

The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of January 28, 2007 for acquisitions we completed in fiscal 2007:

	ULi	Hybrid Graphics	PortalPlayer
	(In thousands)
Fair Market Values
Cash and cash equivalents	$21,551	$1,180	$10,174
Marketable Securities	-	-	176,492
Accounts receivable	8,148	808	16,480
Inventories	4,896	-	1,883
Other assets	935	73	12,945
Property and equipment	1,010	134	9,755
In-process research and development	-	602	13,400
Goodwill	31,051	27,906	114,816
Intangible assets:
Existing technology	2,490	5,179	8,900
Customer relationships	653	2,650	2,700
Trademark	-	482	-
Non-compete agreements	-	72	-
Total assets acquired	70,734	39,086	367,545
Current liabilities	(16,878)	(1,373)	(12,139)
Acquisition related costs	(781)	(740)	(7,516)
Long-term liabilities	-	(301)	(46)
Total liabilities assumed	(17,659)	(2,414)	(19,701)
Net assets acquired	$53,075	$36,672	$347,844

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	ULi	Hybrid Graphics	PortalPlayer
Straight-line depreciation / amortization period
Property and equipment	4 - 49 months	1 month - 36 months	3 months - 60 months
Intangible assets:
Existing technology	3 years	3 years	3 years
Customer relationships	3 years	3 years	3 years
Trademark	-	3 years	-
Non-compete agreements	-	3 years	-

The amount of the IPR&D represents the value assigned to research and development projects of Hybrid Graphics and PortalPlayer that had commenced but had not yet reached technological feasibility and had no alternative future use. In accordance with Statement of Financial Accounting Standards No. 2, or SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB issued Interpretation No. 4, or FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to research and development expenses as part of the allocation of the purchase price.

The pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our results.

Note 5 - Goodwill

The carrying amount of goodwill is as follows:

	January 28, 2007	January 29, 2006
	(In thousands)
3dfx	$75,326	$75,326
MediaQ	35,342	52,913
ULi	31,051	—
Hybrid Graphics	27,906	—
PortalPlayer	114,816	—
Other	16,984	17,078
Total goodwill	$301,425	$145,317

During fiscal 2007, we recorded $31.1 million, $27.9 million and $114.8 million as goodwill related to our acquisitions accounted for under the purchase method of accounting of ULi, Hybrid Graphics and PortalPlayer, respectively. Please refer to Note 4 of the Notes to Consolidated Financial Statements for further information. In addition, during fiscal 2007, the amount allocated to MediaQ Inc., or MediaQ, goodwill was adjusted to $35.3 million as a result of the reversal of the valuation allowance of deferred tax assets related to our acquisition of MediaQ.

During fiscal 2006, we recorded $12.2 million as goodwill for the acquisition of a small international company accounted for under the purchase method of accounting. In addition, during fiscal 2006, we recorded $25.0 million as goodwill related to the purchase of certain assets of 3dfx. Please refer to Note 3 of the Notes to Consolidated Financial Statements for further information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The amount of goodwill allocated to our GPU, MCP, Handheld GPU, Consumer Electronics, and All Other segments as of January 28, 2007, was $99.3 million, $46.2 million, $137.7 million, $11.9 million, and $6.3 million, respectively.  As of January 29, 2006, the amount of goodwill allocated to our GPU, MCP, Handheld GPU, Consumer Electronics, and All Other segments, was $99.3 million, $15.1 million, $12.7 million, $11.9 million, and $6.3 million, respectively. Please refer to Note 14 of the Notes to Consolidated Financial Statements for further segment information.

Note 6 - Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from 1 to 5 years on a straight-line basis. The components of our amortizable intangible assets are as follows:

	January 28, 2007			January 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$37,516	$(20,480)	$17,036	$21,586	$(13,595)	$7,991
Patents	34,623	(24,569)	10,054	23,750	(19,911)	3,839
Acquired intellectual property	50,212	(31,894)	18,318	27,086	(24,516)	2,570
Trademarks	11,310	(11,310)	-	11,310	(10,807)	503
Other	1,494	(1,391)	103	1,494	(976)	518
Total intangible assets	$135,155	$(89,644)	$45,511	$85,226	$(69,805)	$15,421

The increase in the gross carrying amount of acquired intellectual property as of January 28, 2007 as compared to January 29, 2006 is primarily related to $3.1 million, $8.4 million and $11.6 million of intangible assets that resulted from our acquisitions of ULi, Hybrid Graphics and PortalPlayer, respectively, during fiscal 2007. Please refer to Note 4 of our Notes to Consolidated Financial Statements for further information. In addition, the $10.9 million increase in the gross carrying amount of patents is related primarily to patents licensed from Opti Incorporated, or Opti, for $8.0 million as a result of the license and settlement agreements described in Note 12 of our Notes to Consolidated Financial Statements.

During fiscal 2007, we entered into a confidential patent licensing arrangement. As part of this arrangement, we recorded a charge of $16.0 million to the cost of revenue category in our statement of income related to past usage of certain patents subject to the arrangement. Our commitment for future license payments under this arrangement could range from $97.0 million to $110.0 million over a ten year period; however, the net outlay under this arrangement may be reduced by the occurrence of certain events covered by the arrangement. The increase in the gross carrying amount of technology licenses as of January 28, 2007 when compared to January 29, 2006 is primarily related to approximately $14.4 million committed by us during fiscal 2007 under this arrangement.

Amortization expense associated with intangible assets for fiscal years 2007, 2006 and 2005 was $19.8 million, $16.9 million and $19.7 million, respectively. Future amortization expense for the net carrying amount of intangible assets at January 28, 2007 is estimated to be $17.1 million in fiscal 2008, $11.1 million in fiscal 2009, $6.9 million in fiscal 2010, $2.8 million in fiscal 2011, $2.0 million in fiscal 2012, and $5.6 million in fiscal 2013 and thereafter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 - Marketable Securities

We account for our investment instruments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized losses for fiscal years 2007 and 2006 were $0.2 million and $2.8 million, respectively.

The following is a summary of cash equivalents and marketable securities at January 28, 2007 and January 29, 2006:

	January 28, 2007
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Asset-backed securities	$153,471	$92	$(450)	$153,113
Commercial paper	113,576	—	(2)	113,574
Obligations of the United States government & its agencies	59,729	—	(627)	59,102
United States corporate notes, bonds and obligations	277,641	26	(1,099)	276,568
Equity Securities	2,491	3,338	—	5,829
Money market	467,198	—	—	467,198
Total	$1,074,106	$3,456	$(2,178)	$1,075,384
Classified as:
Cash equivalents				$501,948
Marketable securities				573,436
Total				$1,075,384

	January 29, 2006
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Asset-backed securities	$224,649	$1	$(983)	$223,667
Commercial paper	138,091	13	(7)	138,097
Obligations of the United States government & its agencies	72,753	8	(834)	71,927
United States corporate notes, bonds and obligations	179,930	5	(1,467)	178,468
Money market	256,593	—	—	256,593
Total	$872,016	$27	$(3,291)	$868,752
Classified as:
Cash equivalents				$470,334
Marketable securities				398,418
Total				$868,752

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the breakdown of the investments with unrealized losses at January 28, 2007:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset-backed securities	$56,663	$(144)	$64,872	$(307)	$121,535	$(451)
Commercial paper	37,528	(2)	—	—	37,528	(2)
Obligations of the United States government & its agencies	28,058	(217)	31,044	(410)	59,102	(627)
United States corporate notes, bonds and obligations	103,118	(318)	110,700	(780)	213,818	(1,098)
Total	$225,367	$(681)	$206,616	$(1,497)	$431,983	$(2,178)

As of January 28, 2007, we had 87 investments that were in an unrealized loss position with an average unrealized loss duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 28, 2007 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at January 28, 2007 and January 29, 2006 by contractual maturity are shown below.

All of our marketable securities are debt instruments with the exception of $5.8 million of publicly traded equity securities at January 28, 2007.

	January 28, 2007		January 29, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$810,754	$810,081	$491,259	$491,246
Due in 1 - 5 years	257,623	256,274	364,065	361,047
Due in 6-7 years	3,238	3,201	16,692	16,459
Total	$1,071,615	$1,069,556	$872,016	$868,752

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:
	January 28, 2007	January 29, 2006
	(In thousands)
Inventories:
Raw materials	$56,261	$25,743
Work in-process	111,058	107,847
Finished goods	187,361	121,280
Total inventories	$354,680	$254,870

The significant increase in finished goods inventories primarily relates to our build-up of inventory levels of several of our MCP and memory products to meet forecasted sales demand.

	January 28, 2007	January 29, 2006
	(In thousands)
Deposits and other assets:
Investments in non-affiliates	$11,684	$11,684
Long-term prepayments	8,245	7,504
Other	8,420	8,289
Total deposits and other assets	$28,349	$27,477

	January 28, 2007	January 29, 2006	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Land	$1,230	$-	(A	)
Software and licenses	195,556	153,618	3 - 5
Test equipment	135,607	88,468	3
Computer equipment	113,538	106,061	3
Office furniture and equipment	24,203	21,618	5
Leasehold improvements	92,784	88,376	(B	)
Construction in process	6,580	2,260	(C	)
	569,498	460,401
Accumulated depreciation and amortization	(308,670)	(282,249)
Total property and equipment, net	$260,828	$178,152
    (A) Land is a non-depreciable asset.
(B) Leasehold improvements are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Depreciation expense for fiscal years 2007, 2006 and 2005 was $88.0 million, $76.4 million, and $71.3 million, respectively. Assets recorded under capital leases included in property and equipment were $17.1 million as of January 28, 2007 and January 29, 2006. Related accumulated amortization was $17.1 million as of January 28, 2007 and January 29, 2006. Amortization expense for fiscal 2006 and 2005 related to capital leases was $1.2 million, and $3.8 million, respectively. As of January 28, 2007, all assets recorded under capital leases have been fully amortized.

	January 28, 2007	January 29, 2006
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$181,182	$90,056
Deferred revenue	1,180	217
Customer advances	239	1,556
Taxes payable	37,903	58,355
Accrued payroll and related expenses	81,352	53,080
Deferred rent	12,551	11,879
Accrued legal settlement	30,600	30,600
Other	21,725	13,521
Total accrued liabilities	$366,732	$259,264

The increase in accrued customer programs as of January 28, 2007 when compared to January 29, 2006 primarily relates to an increase in rebates payable to OEMs as a result of our increased sales to OEMs during fiscal 2007 when compared to fiscal 2006. The increase in accrued payroll and related expenses as of January 28, 2007 when compared to January 29, 2006 primarily relates to the significant increase in the number of employees during fiscal 2007.

	January 28, 2007	January 29, 2006
	(In thousands)
Other Long-term Liabilities:
Asset retirement obligation	$6,362	$6,440
Accrued payroll taxes related to stock options	8,995	9,412
Other long-term liabilities	14,180	4,184
Total other long-term liabilities	$29,537	$20,036

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

  We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The reductions to revenue for estimated product returns for fiscal years 2007, 2006 and 2005 are as follows:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period
	(In thousands)

Year ended January 28, 2007 Allowance for sales returns	$10,239	$37,033	$(32,795)	$14,477

Year ended January 29, 2006 Allowance for sales returns	$11,687	$35,127	$(36,575)	$10,239

Year ended January 30, 2005 Allowance for sales returns	$9,421	$22,463	$(20,197)	$11,687
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

Note 10 - Stockholders’ Equity

Stock Repurchase Program

On August 9, 2004 we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million. Subsequently, on March 6, 2006, we announced that our Board had approved a $400 million increase to the original stock repurchase program. As a result of this increase, the amount of common stock the Board has authorized to be repurchased has now been increased to a total of $700 million. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. During fiscal 2007, we repurchased 10.3 million shares of our common stock for $275.0 million under structured share repurchase transactions, which we recorded on the trade date of the transaction. Through the end of fiscal 2007, we have repurchased 27.3 million shares under our stock repurchase program for a total cost of $488.1 million. During the first quarter of fiscal 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our first fiscal quarter.

Convertible Preferred Stock

As of January 28, 2007 and January 29, 2006, there were no shares of preferred stock outstanding.

Note 11 - 401(k) Retirement Plan

We have a 401(k) Retirement Plan, or the 401(k) Plan, covering substantially all of our United States employees. Under the Plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. We do not make employer contributions to the 401(k) Plan.

Note 12 - Financial Arrangements, Commitments and Contingencies

Inventory Purchase Obligations

At January 28, 2007, we had outstanding inventory purchase obligations totaling $364.5 million.

Capital Purchase Obligations

At January 28, 2007, we had outstanding capital purchase obligations totaling $4.8 million.

Lease Obligations

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of six buildings. The related leases expire in fiscal 2013 and include two seven-year renewals at our option for five buildings and a three-year renewal option for one building. Future minimum lease payments under these operating leases total $130.0 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal 2015. Future minimum lease payments under our noncancelable operating leases as of January 28, 2007, are as follows:

Future Minimum Lease Obligations
(In thousands)
Year ending January:
2008	$33,890
2009	33,480
2010	31,952
2011	31,549
2012	30,449
2013 and thereafter	6,445
Total	$167,765

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Rent expense for the years ended January 28, 2007, January 29, 2006 and January 30, 2005 was $32.6 million, $29.5 million, and $28.0 million, respectively.

Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an agreement to purchase certain graphics chip assets from 3dfx which closed on April 18, 2001.

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease, CarrAmerica. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease, Carlyle Fortran Trust. The landlords’ complaints both asserted claims for, among other things, interference with contract, successor liability and fraudulent transfer and seek to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $15 million. In October 2002, 3dfx filed for chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated, for purposes of discovery, with a complaint filed by the Trustee in the 3dfx bankruptcy case. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlord actions were removed to the United States District Court for the Northern District of California. On November 10, 2005, the District Court granted our motion to dismiss the landlords’ respective amended complaints and allowed the landlords to have until February 4, 2006 to amend their complaints. The landlords re-filed claims against NVIDIA in early February 2006, and NVIDIA again filed motions requesting the District Court to dismiss all such claims. The District Court took both motions under submission. On September 29, 2006, the court dismissed the CarrAmerica action in its entirety and without leave to amend. The court found, among other things, that CarrAmerica lacks standing to bring the lawsuit and that such standing belongs exclusively to the bankruptcy trustee. On October 27, 2006, CarrAmerica filed a notice of appeal from that order. On December 15, 2006, the District Court also dismissed the Carlyle complaint in its entirety, finding that Carlyle lacked standing to pursue some of its claims, and that certain other claims were substantively unmeritorious. NVIDIA has filed motions to recover its litigation costs and attorneys fees against both Carlyle and Carr. Those motions are currently scheduled for hearing in early April, 2007.

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us. On October 13, 2005, the Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Court issued its ruling denying the Trustee’s Motion for Summary Adjudication in all material respects and holding that NVIDIA is prevented from disputing that the value of the 3dfx transaction to NVIDIA was less than $108.0 million. The Court expressly denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA were at least $108.0 million. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The Trustee advised that he intended to object to the settlement, which would have called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the bankruptcy court had failed to proceed toward confirmation of the Creditors’ Committee’s plan.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, while the conditional settlement agreement was awaiting the confirmation process, the Bankruptcy Court, over objection of the Creditors’ Committee and NVIDIA, ordered the discovery portion of the Trustee’s litigation to proceed. The expert discovery was completed, but the Bankruptcy Court also ruled on a Trustee discovery motion allowing additional discovery of NVIDIA. Because that order would have required NVIDIA to disclose privileged attorney-client communications, NVIDIA asked the District Court to review that order and to stay its execution while the District Court’s review is pending. The District Court did issue the requested stay order on August 3, 2006. Oral argument on that matter was held on November 15, 2006, and the District Court reversed the Bankruptcy Court’s order by order of its own dated December 15, 2006. The District Court permitted certain limited additional discovery, but concluded that on the record before it, there was no basis to set aside the attorney-client privilege.

Following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders Committee was appointed. Since that appointment, the Equity Holders Committee has filed a competing plan of reorganization/liquidation. The Equity Holders plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. Upon the payment of that debt, the Equity Holders Committee contends that NVIDIA would be obliged to pay the stock consideration provided for in the asset purchase agreement. By virtue of stock splits since the execution of the asset purchase agreement, the stock consideration would now total four million shares of our common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court for an order giving it standing to bring that lawsuit to enforce the Asset Purchase Agreement. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. At the hearing on December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Holders’ Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the Asset Purchase Agreement was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the Asset Purchase Agreement, and that the agreement is capable of being assumed by the bankruptcy estate. In addition, the Equity Holders Committee filed a motion seeking Bankruptcy court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the court approved the proposed protections. Beginning on March 21, 2007, NVIDIA and the Trustee are scheduled to try the question of the value of the assets 3dfx conveyed to NVIDIA and, in particular, whether the price NVIDIA paid for those assets was reasonably equivalent to the value of the assets 3dfx sold to NVIDIA.

Lawsuits related to our historical stock option granting practices and SEC inquiry

In June 2006, the Audit Committee of the Board of NVIDIA, or the Audit Committee, began a review of our stock option practices based on the results of an internal review voluntarily undertaken by management. The Audit Committee, with the assistance of outside legal counsel, completed its review on November 13, 2006 when the Audit Committee reported its findings to our full Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes.

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the date of the filing of this Form 10-K, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We continue to cooperate with the SEC in its inquiry.

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. Plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of California on February 28, 2007. The California Superior Court cases have been consolidated and plaintiffs are scheduled to file a consolidated complaint on or before March 22, 2007. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. All allege in substantially similar fashion claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, constructive fraud, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, or the Exchange Act. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Opti

On October 19, 2004 Opti filed a complaint for patent infringement against NVIDIA in the United States District Court for the Eastern District of Texas. In its complaint, Opti asserted that unspecified NVIDIA chipsets infringe five United States patents held by Opti. Opti sought unspecified damages for our alleged conduct, attorneys’ fees and triple damages for alleged willful infringement by NVIDIA. In April 2006, the District Court issued a Markman ruling adopting Opti's proposed construction on 13 of the 15 terms at issue and Opti dropped from the lawsuit two of the five United States patents that Opti alleged NVIDIA infringes, and elected to pursue the three remaining patents at trial.

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

Department of Justice Subpoena and Investigation

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units and cards. No specific allegations have been made against us. We plan to cooperate with the DOJ in its investigation. As of March 14, 2007, 42 civil complaints have been filed against us. The majority are pending in the Northern District of California, a number are pending in the Central District of California, and other cases are pending in several other Federal district courts. Although the complaints differ, they generally purport to assert federal and state antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI Technologies, Inc., or ATI. Many of the cases also assert a variety of state law unfair competition or consumer protection claims on the same allegations and some cases assert unjust enrichment or other common law claims. The complaints are putative class actions alleging classes of direct and/or indirect purchasers of our graphic processing units and cards. The plaintiffs in a few of the Northern District of California actions have filed a motion with the Judicial Panel on Multidistrict Litigation asking that all pending and subsequent cases be consolidated in one court for all pre-trial discovery and motion practice. A hearing on this motion is set for March 29, 2007. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

Note 13 - Income Taxes

The provision for income taxes applicable to income before income taxes consists of the following:

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
	(In thousands)
Current:
Federal	$(17)	$22,050	$—
State	(2,401)	375	355
Foreign	6,758	11,012	8,826
Total current	4,340	33,437	9,181
Deferred:
Federal	41,721	(2,692)	1,237
State	—	—	(620)
Total deferred	41,721	(2,692)	617
Charge in lieu of taxes attributable to employer stock option plans	289	24,867	8,615
Provision for income taxes	$46,350	$55,612	$18,413

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Income before income taxes consists of the following:

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
	(In thousands)
Domestic	$(19,617)	$52,112	$(7,537)
Foreign	514,097	304,676	114,565
	$494,480	$356,788	$107,028

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
	(In thousands)
Tax expense computed at federal statutory rate	$173,068	$124,876	$37,460
State income taxes, net of federal tax effect	(1,372)	847	219
Foreign tax rate differential	(97,390)	(57,286)	(8,462)
Research tax credit	(35,359)	(13,175)	(10,935)
In-process research and development	4,690	—	—
Stock-based compensation	3,564	—	—
Other	(851)	350	131
Provision for income taxes	$46,350	$55,612	$18,413

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 28, 2007	January 29, 2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$23,272	$134,385
Accruals and reserves, not currently deductible for tax purposes	17,702	16,109
Property, equipment and intangible assets	16,436	16,928
Research and other tax credit carryforwards	145,393	146,089
Stock-based compensation	31,835	45,924
Gross deferred tax assets	234,638	359,435
Less valuation allowance	(68,563)	(233,016)
Deferred tax assets	166,075	126,419
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(149,276)	(85,716)
Net deferred tax asset	$16,799	$40,703

  NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

   Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 9.4% in fiscal 2007, 15.6% in fiscal 2006, and 17.2% in fiscal 2005. The difference in the effective tax rates amongst the three years was primarily a result of changes in our geographic mix of income subject to tax, with the additional change in mix in fiscal 2007 due to certain stock-based compensation expensed for financial accounting purposes under SFAS No. 123(R), and an increase in the amount of research tax credit benefit in fiscal 2007.

As of January 28, 2007, we had a valuation allowance of $68.6 million. Of the total valuation allowance, $3.7 million relates to state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $64.9 million relates to state deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes probable, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense. To the extent realization of the deferred tax assets related to state tax benefits becomes probable, we would recognize an income tax benefit in the period such asset is more likely than not to be realized.

As of January 28, 2007, with the adoption of SFAS No. 123(R), we have derecognized both deferred tax assets for the excess of tax benefit related to stock-based compensation, reflected in our federal and state net operating loss and research tax credit carryforwards, and the offsetting valuation allowance. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards, in the amount of $344.9 million as of January 28, 2007, will be accounted for as a credit to stockholders’ equity, if and when realized. In determining if and when excess tax benefits have been realized, we have elected to do so on a “with-and-without” approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

As of January 28 2007, we had a federal net operating loss carryforward of approximately $770.5 million and cumulative state net operating loss carryforwards of approximately $584.1 million. The federal net operating loss carryforward will expire beginning in fiscal 2012 and the state net operating loss carryforwards will begin to expire in fiscal 2008 according to the rules of each particular state. As of January 28, 2007 we had federal research tax credit carryforwards of approximately $129.0 million that will begin to expire in fiscal 2008. We have other federal tax credit carryforwards of approximately $1.2 million that will begin to expire in fiscal 2011. The research tax credit carryforwards attributable to states is approximately $125.6 million, of which approximately $121.3 million is attributable to the State of California and may be carried over indefinitely, and approximately $4.3 million is attributable to various other states and will expire beginning in fiscal 2016 according to the rules of each particular state. We have other California state tax credit carryforwards of approximately $4.8 million that will begin to expire in fiscal 2009. Utilization of net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

As of January 28, 2007, United States federal and state income taxes have not been provided on approximately $304.0 million of undistributed earnings of non-United States subsidiaries as such earnings are considered to be permanently reinvested.

Note 14 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. During the first quarter of fiscal 2006, we reorganized our operating segments to bring all major product groups in line with our strategy to position ourselves as the worldwide leader in programmable graphics processor technologies. We report financial information for four product-line operating segments to our CODM: the GPU Business is composed of products that support desktop PCs, notebook PCs, professional workstations and other GPU-based products; the MCP Business is composed of NVIDIA nForce products that operate as a single-chip or chipset that provide system functions, such as high speed processing and network communications, and perform these operations independently from the host CPU; our Handheld GPU Business is composed of products that support handheld PDAs, cellular phones and other handheld devices; and our Consumer Electronics Business is concentrated in products that support video game consoles and other digital consumer electronics devices and is composed of revenue from our contractual arrangements with SCE to jointly develop a custom GPU for SCE’s PlayStation3, revenue from sales of our Xbox-related products, revenue from our license agreement with Microsoft Corporation, or Microsoft, relating to the successor product to their initial Xbox gaming console, the Xbox360, and related devices, and digital media processor products. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $242.3 million, $131.6 million and $118.0 million for fiscal years 2007, 2006 and 2005, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of memory.  Certain prior period amounts have been restated to conform to the presentation of our current fiscal quarter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	MCP	Handheld GPU	Consumer Electronics	All Other	Consolidated
	(In thousands)
Twelve Months Ended January 28, 2007:
Revenue	$1,994,334	$661,483	$108,496	$96,314	$208,144	$3,068,771
Depreciation and amortization expense	$35,785	$20,751	$17,322	$176	$33,798	$107,832
Operating income (loss)	$583,873	$77,952	$(41,399)	$84,327	$(251,301)	$453,452
Twelve Months Ended January 29, 2006:
Revenue	$1,657,221	$352,319	$58,745	$167,398	$140,004	$2,375,687
Depreciation and amortization expense	$33,080	$12,092	$12,480	$1,552	$30,817	$90,021
Operating income (loss)	$359,821	$32,865	$(34,922)	$94,696	$(115,796)	$336,664
Twelve Months Ended January 30, 2005:
Revenue	$1,348,968	$175,663	$45,921	$259,968	$179,513	$2,010,033
Depreciation and amortization expense	$32,849	$12,824	$11,620	$880	$32,643	$90,816
Operating income (loss)	$178,597	$(39,912)	$(37,532)	$107,901	$(113,878)	$95,176

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
	(In thousands)
Revenue:
United States	$332,268	$340,598	$473,721
Other Americas	171,851	38,572	11,045
China	659,711	401,612	269,306
Taiwan	1,118,989	1,131,784	883,346
Other Asia Pacific	483,872	250,844	169,888
Europe	302,080	212,277	202,727
Total revenue	$3,068,771	$2,375,687	$2,010,033

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 28, 2007	January 29, 2006
	(In thousands)
Long-lived assets:
United States	$241,795	$177,568
Other Americas	20,197	9,957
China	5,589	4,645
Taiwan	3,278	1,185
India	13,263	7,332
Other Asia Pacific	1,822	1,905
Europe	3,233	3,037
Total long-lived assets	$289,177	$205,629

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
Revenue:
Customer A	12%	12%	7%
Customer B	5%	14%	18%
Customer C	-%	5%	13%

Accounts receivable from significant customers, those representing approximately 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 28, 2007	January 29, 2006
Accounts Receivable:
Customer A	18%	8%
Customer B	5%	11%

Note 15 - Settlement Costs

Settlement costs were $14.2 million for fiscal 2006. The settlement costs are associated with two litigation matters, 3dfx and American Video Graphics, LP, or AVG. AVG is settled. For further information about the 3dfx matter, please refer to Note 12 of the Notes to Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial, for the last eight fiscal quarters ended January 28, 2007.

	Fiscal 2007 Quarters Ended
	Jan. 28, 2007 (B)	Oct. 29, 2006 (C)	July 30, 2006	April 30, 2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$878,873	$820,572	$687,519	$681,807
Cost of revenue	$493,167	$486,630	$395,391	$393,134
Gross profit	$385,706	$333,942	$292,128	$288,673
Income before change in accounting principle	$163,506	$106,511	$86,753	$91,360
Net income	$163,506	$106,511	$86,753	$92,064
Basic income per share before change in accounting principle (A)	$0.46	$0.30	$0.25	$0.26
Basic net income per share (A)	$0.46	$0.30	$0.25	$0.26
Diluted income per share before change in accounting principle (A)	$0.41	$0.27	$0.22	$0.23
Diluted net income per share (A)	$0.41	$0.27	$0.22	$0.24
	Fiscal 2006 Quarters Ended
	Jan. 29, 2006	Oct. 29, 2005 (D)	July 30, 2005	April 30, 2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$633,614	$583,415	$574,812	$583,846
Cost of revenue	$378,812	$355,420	$357,437	$373,985
Gross profit	$254,802	$227,995	$217,375	$209,861
Net income	$97,374	$64,447	$73,833	$65,522
Basic net income per share (A)	$0.28	$0.19	$0.22	$0.19
Diluted net income per share (A)	$0.26	$0.18	$0.20	$0.18

(A) Reflects a two-for-one stock-split effective April 6, 2006.
(B) Included a charge of $13.4 million related to the write-off of acquired research and development expense from our purchase of PortalPlayer that had not yet reached technological feasibility and has no alternative future use.
(C) Included a charge of $17.5 million associated with a confidential patent licensing arrangement.
(D) Included a charge of $14.2 million related to settlement costs associated with two litigation matters, 3dfx and AVG.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (3)	Deductions (2)		Balance at End of Period
	(In thousands)
Year ended January 28, 2007
Allowance for sales returns and allowances	$10,239	$37,033	$(32,795)	(1)	$14,477
Allowance for doubtful accounts	$598	$676 (4)	$(3)	(2)	$1,271

Year ended January 29, 2006
Allowance for sales returns and allowances	$11,687	$35,127	$(36,575)	(1)	$10,239
Allowance for doubtful accounts	$1,466	$(492)	$(376)	(2)	$598

Year ended January 30, 2005
Allowance for sales returns and allowances	$9,421	$22,463	$(20,197)	(1)	$11,687
Allowance for doubtful accounts	$2,310	$(844)	$—		$1,466

(1)  Represents amounts written off against the allowance for sales returns.
(2)  Represents uncollectible accounts written off against the allowance for doubtful accounts.
(3)  Allowances for sales returns are charged as a reduction to revenue. Allowances for doubtful accounts are charged to expenses.
(4)    Additions to allowance for doubtful accounts includes $471 related to our acquisitions of ULi Electronics, Inc., Hybrid Graphics Ltd. and PortalPlayer, Inc.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006

3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.4	9/10/2002

3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006	10-K	0-23985	3.3	3/16/2006

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998

10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006

10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006

10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004

10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004

10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004

10.6+	1998 Employee Stock Purchase Plan Offering, as amended	S-8	333-51520	99.4	12/8/2000

10.7+	Form of Employee Stock Purchase Plan Offering, as amended	S-8	333-100010	99.5	9/23/2002

10.8+	Form of Employee Stock Purchase Plan Offering, as amended - International Employees	S-8	333-100010	99.6	9/23/2002

10.9+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1	4/3/2006

10.10+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/2004

10.11+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/2004

10.12+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/2004

10.13+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006

10.14	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000

10.15	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000

EXHIBIT INDEX
(Continued)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date

10.16	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000

10.17	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000

10.18+	NVIDIA Corporation Fiscal Year 2007 Variable Compensation Plan	8-K	0-23985	10.2	4/3/2006

10.19+	NVIDIA Corporation 2000 NonStatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006

10.20+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007

10.21+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007

21.1*	List of Registrant’s Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

    *  Filed herewith
    +  Management contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG Jen-Hsun Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ MARVIN D. BURKETT Marvin D. Burkett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ TENCH COXE Tench Coxe	Director	March 15, 2007

/s/ STEVEN CHU Steven Chu	Director	March 14, 2007

/s/ JAMES C. GAITHER James C. Gaither	Director	March 13, 2007

/s/ HARVEY C. JONES Harvey C. Jones	Director	March 12, 2007

/s/ MARK L. PERRY Mark L. Perry	Director	March 15, 2007

/s/ WILLIAM J. MILLER William J. Miller	Director	March 15, 2007

/s/ A. BROOKE SEAWELL A. Brooke Seawell	Director	March 15, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006

3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.4	9/10/2002

3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of March 7, 2006	10-K	0-23985	3.3	3/16/2006

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998

10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006

10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006

10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004

10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004

10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004

10.6+	1998 Employee Stock Purchase Plan Offering, as amended	S-8	333-51520	99.4	12/8/2000

10.7+	Form of Employee Stock Purchase Plan Offering, as amended	S-8	333-100010	99.5	9/23/2002

10.8+	Form of Employee Stock Purchase Plan Offering, as amended - International Employees	S-8	333-100010	99.6	9/23/2002

10.9+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1	4/3/2006

10.10+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/2004

10.11+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/2004

10.12+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/2004

10.13+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006

10.14	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000

10.15	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000

EXHIBIT INDEX
(Continued)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date

10.16	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000

10.17	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000

10.18+	NVIDIA Corporation Fiscal Year 2007 Variable Compensation Plan	8-K	0-23985	10.2	4/3/2006

10.19+	NVIDIA Corporation 2000 NonStatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006

10.20+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007

10.21+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007

21.1*	List of Registrant’s Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

    *  Filed herewith
    +  Management contract or compensatory plan or arrangement.
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