Form 10-Q
period 2007-04-29
NVIDIA CORP
filed 2007-05-24
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended April 29, 2007

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23985

NVIDIA CORPORATION
( Exact name of registrant as specified in its charter )
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

The number of shares of common stock, $.001 par value, outstanding as of May 18, 2007 was 362,913,421.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 29, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	April 29, 2007	April 30, 2006
Revenue	$844,280	$681,807
Cost of revenue	464,142	393,134
Gross profit	380,138	288,673
Operating expenses:
Research and development	158,321	123,202
Sales, general and administrative	80,571	63,962
Total operating expenses	238,892	187,164
Income from operations	141,246	101,509
Interest income	13,208	8,808
Other expense, net	(665)	(245)
Income before income tax expense	153,789	110,072
Income tax expense	21,530	18,712
Income before change in accounting principle	132,259	91,360
Cumulative effect of change in accounting principle, net of tax	-	704
Net income	$132,259	$92,064

Basic income per share:
Income before change in accounting principle	$0.37	$0.26
Cumulative effect of change in accounting principle	-	-
Basic net income per share	$0.37	$0.26

Shares used in basic per share computation	360,831	347,937

Diluted income per share:
Income before change in accounting principle	$0.33	$0.23
Cumulative effect of change in accounting principle	-	0.01
Diluted net income per share	$0.33	$0.24

Shares used in diluted per share computation	398,866	389,428

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	April 29, 2007	January 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$678,951	$544,414
Marketable securities	628,073	573,436
Accounts receivable, net	471,519	518,680
Inventories	332,635	354,680
Prepaid expenses and other current assets	43,055	40,560
Total current assets	2,154,233	2,031,770
Property and equipment, net	271,190	260,828
Goodwill	291,077	301,425
Intangible assets, net	50,914	45,511
Deposits and other assets	33,454	35,729
	$2,800,868	$2,675,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334,046	$272,075
Accrued liabilities	289,821	366,732
Total current liabilities	623,867	638,807
Other long-term liabilities	81,107	29,537
Commitments and contingencies - see Note 13
Stockholders’ equity:
Preferred stock	—	—
Common stock	393	388
Additional paid-in capital	1,377,513	1,295,650
Treasury stock, at cost	(612,120)	(487,120)
Accumulated other comprehensive income, net	1,284	1,436
Retained earnings	1,328,824	1,196,565
Total stockholders' equity	2,095,894	2,006,919
	$2,800,868	$2,675,263

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 29, 2007	April 30, 2006
Cash flows from operating activities:
Net income	$132,259	$92,064
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	37,405	24,111
Depreciation and amortization	31,334	24,031
Gross tax benefit from stock-based compensation	-	(7,330)
Other	60	153
Changes in operating assets and liabilities:
Accounts receivable	47,847	(64,135)
Inventories	22,840	(87,958)
Prepaid expenses and other current assets	(2,642)	(3,332)
Deposits and other assets	2,275	(3,406)
Accounts payable	61,344	107,729
Accrued liabilities and other long-term liabilities	(26,233)	(32,391)
Net cash provided by operating activities	306,489	49,536
Cash flows from investing activities:
Purchases of marketable securities	(268,211)	(92,344)
Proceeds from sales and maturities of marketable securities	214,775	22,523
Purchases of property and equipment and intangible assets	(37,627)	(67,026)
Acquisition of businesses, net of cash and cash equivalents	-	(20,667)
Net cash used in investing activities	(91,063)	(157,514)
Cash flows from financing activities:
Payments for stock repurchases	(125,000)	(50,000)
Proceeds from issuance of common stock under employee stock plans	44,111	86,655
Gross tax benefit from stock-based compensation	-	7,330
Net cash provided by (used in) financing activities	(80,889)	43,985
Change in cash and cash equivalents	134,537	(63,993)
Cash and cash equivalents at beginning of period	544,414	551,756
Cash and cash equivalents at end of period	$678,951	$487,763

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,916	$24,645

Other non-cash activities:
Unrealized gains/(losses) from marketable securities	$(213)	$824
Deferred stock-based compensation	$-	$3,604

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2007.

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. The first quarters of fiscal year 2008 and fiscal year 2007 were both 13-week quarters.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes, goodwill, stock-based compensation and contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 27, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of FASB Interpretation No. 48

On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, issued in July 2006. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes. Under FIN 48 we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing the FIN 48. Please refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information.

Note 2 - Stock-Based Compensation

At the beginning of fiscal 2007, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, we measure stock-based compensation at grant date, based on the fair value of the awards, and we recognize that compensation as expense using the straight-line attribution method over the requisite employee service period, which is typically the vesting period of each award. We elected to adopt the modified prospective application method provided by SFAS No. 123(R). Our estimates of the fair values of employee stock options are calculated using a binomial model.

For option grants prior to our adoption of SFAS No. 123(R), we record stock-based compensation expense equal to the amount that would have been recognized if the fair value method provided in accordance with Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, had been used.

    Cumulative Effect of Change in Accounting Principle

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

The income statement includes stock-based compensation expense net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 29,	April 30,
	2007	2006
	(In thousands)
Cost of revenue	$2,809	$1,227
Research and development	22,400	14,426
Sales, general and administrative	12,196	6,572
Total	$37,405	$22,225

During the three months ended April 29, 2007 and April 30, 2006, we granted approximately 4.8 million and 5.9 million stock options, respectively, with an estimated total grant-date fair value of $56.1 million and $63.9 million, respectively, and a per option weighted average grant-date fair value of $11.62 and $10.86, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $10.5 million and $12.3 million, respectively.

As of April 29, 2007 and April 30, 2006, the aggregate amount of unearned stock-based compensation expense related to our stock options was $185.3 million and $190.3 million, respectively, adjusted for estimated forfeitures, which we will recognize over an estimated weighted average amortization period of 2.1 years and 2.3 years, respectively.

As of April 29, 2007 and April 30, 2006, we had unearned stock-based compensation related to stock options of $208.4 million and $212.8 million, before the impact of estimated forfeitures.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

   Valuation Assumptions

In fiscal 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  We reevaluated the assumptions we used to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan.  At that time, our management also determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. We also segregated options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan we continued to use the Black-Scholes model.

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

The fair value of stock options granted under our stock option plans, and shares issued under our employee stock purchase plan have been estimated at the date of grant using a straight-line attribution method with the following assumptions:

Stock Options:

Three Months Ended
	April 29, 2007	April 30, 2006
	(Using a binomial model)	(Using a binomial model)
Weighted average expected life of stock options (in years)	3.9 - 5.8	3.6 - 5.1
Risk free interest rate	4.6%	4.7%
Volatility	39% - 45%	39% - 41%
Dividend yield	—	—

Employee Stock Purchase Plan:

Three Months Ended
	April 29, 2007	April 30, 2006
	(Using the Black-Scholes Model)	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	3.52% - 5.15%	1.6% - 4.6%
Volatility	38% - 47%	30% - 45%
Dividend yield	—	—

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the transactions under our stock option plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 28, 2007	21,780,284	73,994,662	$13.29
Granted	(4,833,408)	4,833,408	28.79
Exercised	-	(3,900,292)	7.75
Cancelled	739,335	(739,335)	26.59
Balances, April 29, 2007	17,686,211	74,188,443	$14.47

The aggregate intrinsic value of stock options exercised was $91.5 million and $161.8 million for the three months ended April 29, 2007 and April 30, 2006, respectively.

Note 3 - Income Taxes

On January 29, 2007, we adopted FIN 48. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. At the adoption date of January 29, 2007, we had $63.8 million of unrecognized tax benefits, $61.1 million of which would affect our effective tax rate if recognized. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits. There have been no significant changes to these amounts during the three months ended April, 29, 2007. We have historically classified certain unrecognized tax benefits as income taxes payable, which is included within the current liabilities section of our Condensed Consolidated Balance Sheet. As a result of our adoption of FIN 48, we reclassified unrecognized tax benefits of $33.1 million to income taxes payable and deferred tax liability, which is included within the long-term liabilities section of our Condensed Consolidated Balance Sheet.

Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing FIN 48. At the adoption date of January 29, 2007, we had accrued $6.2 million for the payment of interest related to unrecognized tax benefits, which is included as a component of the $63.8 million of unrecognized tax benefits as noted above.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of April 29, 2007, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. The material tax jurisdictions that are subject to examination for our tax years beginning in fiscal year 2002 through fiscal year 2007 include the United States, Hong Kong, Taiwan, and China, depending upon the statute of limitations applicable to such particular jurisdiction. As of April 29, 2007, we are under examination for U.S. federal tax purposes for fiscal years 2004, 2005 and 2006 and by tax authorities in Canada and Taiwan for fiscal year 2003.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Three Months Ended
	April 29, 2007	April 30, 2006
	(In thousands, except per share data)
Numerator:
Net income	$132,259	$92,064
Denominator:
Denominator for basic net income per share, weighted average shares	360,831	347,937
Effect of dilutive securities:
Weighted average effect of equity incentive plans	38,035	41,491
Denominator for diluted net income per share, weighted average shares	398,866	389,428

Net income per share:
Basic net income per share	$0.37	$0.26
Diluted net income per share	$0.33	$0.24

Diluted net income per share does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 12.8 million and 6.4 million as of April 29, 2007 and April 30, 2006, respectively.

Note 5 - 3dfx

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or the APA, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx. Under the terms of the APA, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The APA also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx one million shares, which due to subsequent stock splits now totals four million shares, of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the APA to pay any additional consideration for the assets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. Trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing is scheduled to be concluded on May 25, 2007, and we expect a decision to be forthcoming from the Bankruptcy Court at some point thereafter.

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 13 of these Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	--
Total	$99,161

Note 6 - Business Combinations

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

On January 5, 2007, we completed our acquisition of PortalPlayer Inc., or PortalPlayer, a leading supplier of semiconductors, firmware, and software for personal media players, or PMPs, and secondary display-enabled computers. We believe that the acquisition will accelerate our ongoing investment in our handheld product strategy. Pursuant to the terms of the acquisition, we paid cash consideration of approximately $344.9 million in exchange for common stock in PortalPlayer and recognized an additional purchase price of $2.9 million, the value of approximately 658,000 options of NVIDIA common stock issued upon conversion of outstanding PortalPlayer stock options. The allocation of the purchase price for the PortalPlayer acquisition has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As of April 29, 2007, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the respective acquisition dates were as follows:

	ULi	Hybrid Graphics	PortalPlayer
	(In thousands)
Fair Market Values
Cash and cash equivalents	$21,551	$1,180	$10,174
Marketable Securities	-	-	176,492
Accounts receivable	8,148	808	16,850
Inventories	4,896	-	2,326
Other assets	935	73	12,798
Property and equipment	1,010	134	19,991
In-process research and development	-	602	13,400
Goodwill	31,051	27,906	104,468
Intangible assets:
Existing technology	2,490	5,179	6,700
Backlog	-	-	2,200
Patents	-	-	600
Customer relationships	653	2,650	2,700
Trademark	-	482	-
Non-compete agreements	-	72	-
Total assets acquired	70,734	39,086	368,699
Current liabilities	(16,878)	(1,373)	(12,766)
Acquisition related costs	(781)	(740)	(8,043)
Long-term liabilities	-	(301)	(46)
Total liabilities assumed	(17,659)	(2,414)	(20,855)
Net assets acquired	$53,075	$36,672	$347,844

	ULi	Hybrid Graphics	PortalPlayer
Straight-line depreciation / amortization period
Property and equipment	4 - 49 months	1 - 36 months	3 - 60 months
Intangible assets:
Existing technology	3 years	3 years	3 years
Customer relationships	3 years	3 years	1-3 years
Backlog	-	-	2 months
Patents	-	-	3 years
Trademark	-	3 years	-
Non-compete agreements	-	3 years	-

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

Note 7 - Goodwill

The carrying amount of goodwill is as follows:

	April 29, 2007	January 28, 2007
	(In thousands)
3dfx	$75,326	$75,326
MediaQ	35,342	35,342
ULi	31,051	31,051
Hybrid Graphics	27,906	27,906
PortalPlayer	104,468	114,816
Other	16,984	16,984
Total goodwill	$291,077	$301,425

During the first quarter of fiscal year 2008, goodwill related to PortalPlayer decreased by $10.3 million primarily to reflect an increase in the fair value of land acquired based on a third party appraisal obtained by us as a result of our acquisition of PortalPlayer. Please refer to Note 6 of these Notes to Condensed Consolidated Financial Statements for further information regarding the PortalPlayer acquisition.

Note 8 - Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from one to five years on a straight-line basis. The components of our amortizable intangible assets are as follows:

	April 29, 2007			January 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$49,368	$(23,437)	$25,931	$37,516	$(20,480)	$17,036
Patents	34,539	(25,489)	9,050	34,623	(24,569)	10,054
Acquired intellectual property	50,812	(34,899)	15,913	50,212	(31,894)	18,318
Trademarks	11,310	(11,310)	-	11,310	(11,310)	-
Other	1,494	(1,474)	20	1,494	(1,391)	103
Total intangible assets	$147,523	$(96,609)	$50,914	$135,155	$(89,644)	$45,511

The increase in the gross carrying amount of technology licenses as of April 29, 2007 when compared to January 28, 2007 is primarily related to approximately $10.6 million committed by us during the first quarter of fiscal 2008 related to payments under a confidential patent licensing arrangement that we entered into during fiscal year 2007. Our aggregate commitment for license payments under this arrangement could range from $97.0 million to $110.0 million over a ten year period; however, the net outlay may be reduced by the occurrence of certain events covered by the arrangement.

Amortization expense associated with intangible assets was $7.0 million and $4.0 million for the three months ended April 29, 2007 and April 30, 2006, respectively. Future amortization expense related to the net carrying amount of intangible assets at April 29, 2007 is estimated to be $13.3 million for the remainder of fiscal 2008, $13.2 million in fiscal 2009, $7.8 million in fiscal 2010, $3.8 million in fiscal 2011, $2.9 million in fiscal 2012 and a total of $9.9 million in fiscal 2013 and fiscal years subsequent of fiscal 2013.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized and unrealized losses for the three months ended April 29, 2007 and April 30, 2006 were not material.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:
	April 29, 2007	January 28, 2007
	(In thousands)
Inventories:
Raw materials	$44,343	$56,261
Work in-process	121,930	111,058
Finished goods	166,362	187,361
Total inventories	$332,635	$354,680

At April 29, 2007, we had outstanding inventory purchase obligations totaling approximately $344 million.

	April 29, 2007	January 28, 2007
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$153,521	$181,182
Deferred revenue	4,386	1,180
Income and other taxes payable	5,607	37,903
Accrued payroll and related expenses	64,520	81,352
Deferred rent	12,024	12,551
Accrued legal settlement	30,600	30,600
Other	19,163	21,964
Total accrued liabilities	$289,821	$366,732

	April 29, 2007	January 28, 2007
	(In thousands)
Other Long-term Liabilities:
Asset retirement obligation	$6,411	$6,362
Accrued payroll taxes related to stock options	8,995	8,995
Income taxes payable and deferred tax liability	51,929	-
Other long-term liabilities	13,772	14,180
Total other long-term liabilities	$81,107	$29,537

Please refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the reclassification of income taxes payable from accrued liabilities to other long-term liabilities as a result of the adoption of FIN 48.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	April 29, 2007	April 30, 2006
	(In thousands)
Net income	$132,259	$92,064
Net change in unrealized (gains) / losses on available-for-sale securities, net of tax	(79)	(486)
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax	(73)	(8)
Total comprehensive income	$132,107	$91,570

Note 12 - Guarantees

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

  The following table summarizes the changes in the estimated product warranty liabilities for the three months ended April 29, 2007 and April 30, 2006:

Description	Balance at Beginning of Period	Additions (1)	Deductions (2)	Balance at End of Period (3)
	(In thousands)
Three months ended April 29, 2007	$17,958	$4,980	$(3,875)	$19,063

Three months ended April 30, 2006	$10,239	$11,775	$(10,448)	$11,566

(1) Includes $4,746 and $11,775 for the three months ended April 29, 2007 and April 30, 2006, respectively, towards allowances for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(2) Includes $3,875 and $10,448 for the three months ended April 29, 2007 and April 30, 2006, respectively, written off against the allowance for sales returns.

(3) Includes $15,348 and $11,566 at April 29, 2007 and April 30, 2006, respectively, relating to allowance for sales returns.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Commitments and Contingencies

Litigation

3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into the APA to purchase certain graphics chip assets from 3dfx which closed on April 18, 2001.

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease, CarrAmerica. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease, Carlyle Fortran Trust. The landlords’ complaints both asserted claims for, among other things, interference with contract, successor liability and fraudulent transfer and sought to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $15 million. In October 2002, 3dfx filed for chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated, for purposes of discovery, with a complaint filed by the Trustee in the 3dfx bankruptcy case. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlord actions were removed to the United States District Court for the Northern District of California. On November 10, 2005, the District Court granted our motion to dismiss the landlords’ respective amended complaints and allowed the landlords to have until February 4, 2006 to amend their complaints. The landlords re-filed claims against NVIDIA in early February 2006, and NVIDIA again filed motions requesting the District Court to dismiss all such claims. The District Court took both motions under submission. On September 29, 2006, the District Court dismissed the CarrAmerica action in its entirety and without leave to amend. The District Court found, among other things, that CarrAmerica lacked standing to bring the lawsuit and that such standing belongs exclusively to the Bankruptcy Trustee. On October 27, 2006, CarrAmerica filed a notice of appeal from that order. On December 15, 2006, the District Court also dismissed the Carlyle complaint in its entirety, finding that Carlyle lacked standing to pursue some of its claims, and that certain other claims were substantively unmeritorious. NVIDIA has filed motions to recover its litigation costs and attorneys fees against both Carlyle and CarrAmerica. Those motions are currently scheduled for hearing in early August 2007.

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent the interests of the 3dfx bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us. On October 13, 2005, the Bankruptcy Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Bankruptcy Court issued its ruling denying the Trustee’s Motion for Summary Adjudication in all material respects and holding that NVIDIA is prevented from disputing that the value of the 3dfx transaction to NVIDIA was less than $108.0 million. The Bankruptcy Court expressly denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA were at least $108.0 million. In early November 2005, after many months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, reached a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement, presented as the centerpiece of a proposed Plan of Liquidation in the bankruptcy case, was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The Trustee advised that he intended to object to the settlement, which would have called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. Trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing is scheduled to be concluded on May 25, 2007, and we expect a decision to be forthcoming from the Bankruptcy Court at some point thereafter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders Committee was appointed. Since that appointment, the Equity Holders Committee has filed a competing plan of reorganization/liquidation. The Equity Holders plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. Upon the payment of that debt, the Equity Holders Committee contends that NVIDIA would be obliged to pay the stock consideration provided for in the APA. By virtue of stock splits since the execution of the APA, the stock consideration would now total four million shares of our common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court for an order giving it standing to bring that lawsuit to enforce the APA. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy Court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. At the hearing on December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Holders’ Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the APA was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the APA, and that the APA is capable of being assumed by the bankruptcy estate. In addition, the Equity Holders Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

Proceedings, SEC inquiry and lawsuits related to our historical stock option granting practices

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

We voluntarily contacted the SEC regarding the Audit Committee’s review and, as of the present date, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We continue to cooperate with the SEC in its inquiry.

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. Plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of California on February 28, 2007. The California Superior Court cases have been consolidated and plaintiffs filed a consolidated complaint on April 23, 2007. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions allege claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleges violations of federal provisions, including Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints. Between May 14, 2007 and May 17, 2007, we filed several motions to dismiss the federal, Delaware and Santa Clara actions. All of the motions are yet to be fully briefed, and remain pending.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Department of Justice Subpoena and Investigation, and Civil Cases

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units and cards. No specific allegations have been made against us. We are cooperating with the DOJ in its investigation. As of May 14, 2007, 51 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts. Although the complaints differ, they generally purport to assert federal and state antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI Technologies, Inc., or ATI. Many of the cases also assert a variety of state law unfair competition or consumer protection claims on the same allegations and some cases assert unjust enrichment or other common law claims. The complaints are putative class actions alleging classes of direct and/or indirect purchasers of our graphic processing units and cards. The plaintiffs in a few of the Northern District of California actions filed a motion with the Judicial Panel on Multidistrict Litigation, or JPML, asking that all pending and subsequent cases be consolidated in one court for all pre-trial discovery and motion practice. A hearing on this motion took place on March 29, 2007. The JPML subsequently granted the motion and conditionally transferred all of the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings. An initial case management conference for the coordinated cases is scheduled to be held on May 24, 2007. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

Note 14 - Stockholders’ Equity

Stock Repurchase Program

During fiscal year 2005, we announced that our Board of Directors, or Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million. During fiscal year 2007, we announced that our Board had approved a $400 million increase to the original stock repurchase program. Subsequently, on May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

    During the three months ended April 29, 2007, we entered into a structured share repurchase transaction to repurchase 4.0 million shares of our common stock for $125.0 million, which we recorded on the trade date of each transaction. Through April 29, 2007, we have repurchased 31.4 million shares under our stock repurchase program for a total cost of $613.1 million.

Convertible Preferred Stock

As of April 29, 2007 and April 30, 2006, no shares of preferred stock were outstanding.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the Graphics Processing Unit, or GPU, Business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products, the Professional Solutions Business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics and high-performance computing products, the Media and Communications Processor, or MCP, Business, which is comprised of NVIDIA nForce core logic and motherboard GPU products, and our Consumer Products Business, or CPB, which is comprised primarily of mobile and consumer products that support handheld PDAs, cellular phones and other handheld devices, plus license, royalty and other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $68.0 million and $50.1 million for three months ended April 29, 2007 and April 30, 2006, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  All relevant prior period amounts have been restated to conform to the presentation of our current fiscal quarter.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended April 29, 2007:
Revenue	$483,495	$140,873	$148,750	$67,226	$3,936	$844,280
Depreciation and amortization expense	$8,285	$2,187	$6,593	$6,095	$9,162	$32,322
Operating income (loss)	$124,417	$69,307	$7,839	$10,168	$(70,485)	$141,246
Three Months Ended April 30, 2006:
Revenue	$404,807	$100,042	$118,384	$57,385	$1,189	$681,807
Depreciation and amortization expense	$6,870	$1,828	$4,278	$3,786	$8,109	$24,871
Operating income (loss)	$87,239	$45,064	$2,983	$17,165	$(50,942)	$101,509

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	April 29, 2007	April 30, 2006
	(In thousands)
Revenue:
United States	$101,866	$77,372
Other Americas	54,544	27,590
China	238,285	179,720
Taiwan	272,983	227,574
Other Asia Pacific	95,052	111,218
Europe	81,550	58,333
Total revenue	$844,280	$681,807

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    No customer represented 10% or more of total revenue for the three months ended April 29, 2007. One customer represented approximately 14% of revenue for the three months ended April 30, 2006.

Accounts receivable from significant customers, those representing approximately 10% or more of total accounts receivable, was from two customers for 26.7% of total accounts receivable balances at April 29, 2007.

Note 16 - Subsequent Event

Stock Repurchase Program

On May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of this increase, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

During the three months ended April 29, 2007, we entered into a structured share repurchase transaction to repurchase 4.0 million shares of our common stock for $125.0 million, which we recorded on the trade date of each transaction. Through April 29, 2007, we have repurchased 31.4 million shares under our stock repurchase program for a total cost of $613.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this  Quarterly Report on Form 10-Q, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include, but are not limited to, statements as to: the features, benefits, capabilities, performance, impact, production and availability of our technologies and products; seasonality; past or future acquisitions; our strategies and objectives; product cycles; gross margin; product mix; inventories; average selling prices; taxes; growth and factors contributing to growth; stock-based compensation expense; revenue; our expenditures; capital expenditures; our cash flow and cash balances; our liquidity; uses of cash; dividends; investments and marketable securities; our stock repurchase program; our results of operations; competition; our intellectual property; our strategic relationships; customer demand; reliance on a limited number of customers and suppliers; our internal control over financial reporting; our disclosure controls and procedures; recent accounting pronouncements; our international operations; our ability to attract and retain qualified personnel; our foreign currency risk strategy; compliance with environmental laws and regulations; litigation or regulatory action arising from the review of our stock option grant practices and financial restatements; the Department of Justice subpoena and investigation; litigation, including the class action lawsuits; and the Securities and Exchange Commission inquiry. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as difficulties associated with conducting international operations; slower than anticipated growth; unanticipated decreases in average selling prices of a particular product; increased sales of lower margin products; difficulty in collecting accounts receivable; our inability to decrease inventory purchase commitments; difficulties in entering new markets; the write-down of the value of inventory; entry of new competitors in our established markets; reduction in demand for our products; market acceptance of our competitors’ products; defects in our products; the impact of competitive pricing pressures; disruptions in our relationships with our key suppliers; fluctuations in general economic conditions; failure to achieve design wins; changes in customers’ purchasing behaviors; international and political conditions; the concentration of sales of our products to a limited number of customers; decreases in demand for our products; delays in the development of new products by us or our partners; delays in volume production of our products; developments in and expenses related to litigation; our inability to realize the benefits of acquisitions; the outcome of litigation or regulatory actions; and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

NVIDIA, GeForce, SLI, GoForce, NVIDIA Quadro, Quadro, NVIDIA nForce and the NVIDIA logo are our trademarks or registered trademarks in the United States and other countries that are used in this document. We may also refer to trademarks of other corporations and organizations in this document.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 1A. Risk Factors”, our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this quarterly report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

Overview

Our Company

NVIDIA Corporation is the worldwide leader in programmable graphics processor technologies. Our products are designed to enhance the end-user experience on consumer and professional computing devices. We have four major product-line operating segments: the graphics processing unit, or GPU, Business, the professional solutions business, or PSB, the media and communications processor, or MCP, Business, and the consumer products business, or CPB.

Our GPU Business is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics and high-performance computing products. Our MCP Business is comprised of NVIDIA nForce core logic and motherboard GPU products. Our CPB is comprised primarily of mobile and consumer products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices, plus license, royalty and other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.

Recent Developments, Future Objectives and Challenges

GPU Business

During the first quarter of fiscal 2008:

•
our GeForce product was the market leader in the Total Desktop, Standalone Desktop and Standalone Notebook segments in the first quarter of calendar year 2007, based on the latest PC Graphics 2007 Report from Mercury Research.

•
in April 2007, we launched several new DirectX10 GPUs, adding the GeForce 8600, GeForce 8500, and GeForce 8300 to our GeForce 8 series of GPUs, which previously included the NVIDIA GeForce 8800 GTX and GeForce 8800 GTS.

Professional Solutions Business

During the first quarter of fiscal 2008:

•	we launched the NVIDIA Quadro FX 4600 and NVIDIA Quadro FX 5600 products, which are professional solutions based on our G80 unified architecture.

•
we expanded our NVIDIA Quadro Plex family with the introduction of the NVIDIA Quadro Plex VCS IV, a new version of the NVIDIA Quadro Plex visual computing system, or VCS, which provides enhanced performance for a wide range of high-performance, graphics-intensive styling and design, oil and gas, and scientific applications.

MCP Business

During the first quarter of fiscal 2008:

•	our NVIDIA nForce products held the leadership position for the AMD segment based on the latest PC Processor and Chipsets report from Mercury Research.

•	we shipped the GeForce 7050 motherboard GPU, which targets the lowest cost segments of the market.

•	we expanded the reach of Scalable Link Interface, or SLI, technology into the performance segments with the launch of the our NVIDIA nForce 650i SLI MCP product for Intel.

Consumer Products Business

During the first quarter of fiscal 2008, we unveiled our first applications processor - the GoForce 6100. The GoForce 6100 is designed for next generation personal media players, or PMPs, and multimedia smart phones. We expect that designs based on the GoForce 6100 will ship later this fiscal year.

Gross Margin Improvement

We continue to remain focused on improving our gross margin. During the first quarter of fiscal 2008, our gross margin was a record 45.0%, an increase of 270 basis points from our gross margin of 42.3% for the first quarter of fiscal year 2007.

Our gross margin is significantly impacted by the mix of products that we earn revenue from during each of our fiscal quarters. Product mix is often difficult to estimate with accuracy and, thus, if we achieve significant revenue growth in our lower margin product lines, it may negatively impact our gross margin. We expect to continue to focus on improving our gross margin during the remainder of fiscal 2008.

Seasonality

Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to the back-to-school and holiday seasons.

Subsequent Event

Stock Repurchase Program

On May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of this increase, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

During the three months ended April 29, 2007, we entered into a structured share repurchase transaction to repurchase 4.0 million shares of our common stock for $125.0 million, which we recorded on the trade date of each transaction. Through April 29, 2007, we have repurchased 31.4 million shares under our stock repurchase program for a total cost of $613.1 million.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the Graphics Processing Unit, or GPU, Business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the Professional Solutions Business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics and high-performance computing products, the Media and Communications Processor, or MCP, Business, which is comprised of NVIDIA nForce core logic and motherboard GPU products, and our Consumer Products Business, or CPB, which is comprised primarily of mobile and consumer products that support handheld PDAs, cellular phones and other handheld devices, plus license, royalty and other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $68.0 million and $50.1 million for first quarter of fiscal year 2008 and first quarter of fiscal year 2007, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  All relevant prior period amounts have been restated to conform to the presentation of our current fiscal quarter.

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
	April 29, 2007	April 30, 2006
Revenue	100.0%	100.0%
Cost of revenue	55.0	57.7
Gross profit	45.0	42.3
Operating expenses:
Research and development	18.8	18.1
Sales, general and administrative	9.5	9.4
Total operating expenses	28.3	27.5
Income from operations	16.7	14.8
Interest and other income, net	1.5	1.3
Income before income tax expense	18.2	16.1
Income tax expense	2.6	2.7
Cumulative effect of change in accounting principle, net of tax	-	0.1
Net income	15.6%	13.5%

First Quarters of Fiscal Years 2008 and 2007

Revenue

Revenue was $844.3 million for our first quarter of fiscal year 2008, compared to $681.8 million for our first quarter of fiscal year 2007, which represents an increase of 23.8%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 19.4% to $483.5 million in the first quarter of fiscal year 2008, compared to $404.8 million for the first quarter of fiscal year 2007. The increase was a result of increased sales of our desktop GPU products, notebook products and memory product sales. The increase in sales of our desktop GPU products was led by our GeForce 8-based products that serve the high-end segment. This increase in the high-end segment was offset by a decrease of sales in our mainstream segment, as a result of decreases in unit shipments and average selling prices of our more mature mainstream segment products. Sales of our NVIDIA notebook GPU products improved due to an increased mix of GeForce 8-based and GeForce 7-based products, shipping for notebook PC design wins based on Intel’s Napa platform.

PSB. PSB revenue increased by 40.8% to $140.9 million in the first quarter of fiscal year 2008, compared to $100.0 million for the first quarter of fiscal year 2007. Our NVIDIA professional workstation product sales increased due to board sales as a result of increased unit shipments and average selling prices of GeForce 7-based products, offset by decreased sales of older products and a slight decrease in chip sales as a result of decreased average selling prices.

MCP Business. MCP Business revenue increased by 25.7% to $148.8 million in the first quarter of fiscal year 2008, compared to $118.4 million for the first quarter of fiscal year 2007. The overall increase in MCP business revenue is primarily due to sales of newer NVIDIA nForce4 products, NVIDIA nForce5 products, integrated AMD-based desktop products, and integrated Intel-based desktop products, which began shipping after the second quarter of fiscal year 2007.

CPB.  CPB revenue increased by 17.1% to $67.2 million for the first quarter of fiscal year 2008, compared to $57.4 million for the first quarter of fiscal year 2007. The overall increase in CPB revenue is primarily due to sales related to our acquisition of PortalPlayer Inc., or PortalPlayer, in January 2007. We also had increased revenue from our embedded products, and an increase in royalty revenue recognized from both our contractual arrangement with Microsoft related to their Xbox360 video game console and revenue from our contractual arrangements with Sony Computer Entertainment, or SCE, related to their PS3 video game console, and other digital consumer electronics devices. These increases were offset by a decrease in revenue from our contractual development arrangements with SCE.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 81.5% and 84.6% of total revenue for the first quarter of fiscal years 2008 and 2007, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

 In the first quarter of fiscal year 2008, there were no sales to any customers in excess of 10% of our total revenue. However, in the first quarter of fiscal year 2007, sales to one significant customer accounted for approximately 14% of our total revenue.

Gross Profit

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. Cost of revenue also includes development costs for license and service arrangements. Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin was 45.0% and 42.3% for the first quarter of fiscal year 2008 and 2007, respectively. A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business increased during the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007, primarily due to increased sales of our GeForce 8 series GPUs, which began selling in the third quarter of fiscal year 2007. Our GeForce 8 series and GeForce 7 series GPUs generally have higher gross margins than our previous generations of GPUs.

PSB. The gross margin of our PSB increased during the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007, primarily due to increased sales of our GeForce 8-based NVIDIA Quadro products, which began selling in the fourth quarter of fiscal year 2007, and GeForce 7-based NVIDIA Quadro products, which generally have higher gross margins than our previous generations of NVIDIA Quadro products.

MCP Business. The gross margin of our MCP Business increased during the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007, primarily due to increased sales of NVIDIA nForce integrated AMD-based desktop products and NVIDIA nForce integrated Intel-based desktop products, which began shipping after the second quarter of fiscal year 2007, both of which generally have experienced higher gross margins than our previous generations of NVIDIA nForce products.

CPB. The gross margin of our CPB increased during the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007, primarily due to gross profit realized from sales related to mobile products related to our acquisition of PortalPlayer in January 2007, gross profit realized from sales of our high-end feature cellular phone and other handheld devices, which generally have higher gross margins than our previous cellular handheld products, and increased gross profit from our contractual arrangements with Microsoft and SCE related to their video game consoles.

Gross Margin

The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and delivering profitable growth.

Our gross margin is significantly impacted by the mix of products that we earn revenue from during each of our fiscal quarters. The improvement in our gross margin for the first quarter of fiscal year 2008 resulted from a number of factors, including:

•	a positive impact from our new GeForce 8 series products;

•	a reduction of revenue from our MCP Business, which historically has had a gross margin that is lower than our overall gross margin;

•	the increase in NVIDIA Quadro workstation product revenue, which historically has been higher than our overall gross margin; and
•	a reduction of revenue from the sale of memory products, which historically have been lower than our overall gross margin

Product mix is often difficult to estimate with accuracy and, thus, if we achieve significant revenue growth in our lower margin product lines, it may negatively impact our gross margin. We expect gross margin to remain relatively flat, or improve slightly, during the second quarter of fiscal year 2008.

Operating Expenses

Research and Development

	Three Months Ended		Change
	April 29, 2007	April 30, 2006	$	%
	(In millions)
Research and Development:
Salaries and benefits	$87.7	$68.0	$19.7	29%
Stock-based compensation	22.4	14.4	8.0	56%
Depreciation and amortization	16.5	15.0	1.5	10%
Computer software and lab equipment	14.9	12.9	2.0	16%
Facility expense	11.6	8.1	3.5	43%
New product development	4.2	7.5	(3.3)	(44)%
In-process research and development
License and development project costs	(2.4)	(5.8)	3.4	(59)%
Other	3.4	3.1	0.3	10%
Total	$158.3	$123.2	$35.1	29%

Research and development as a percentage of net revenue	19%	18%

Research and development expenses increased by $35.1 million, or 29%, in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 primarily due to a $19.7 million increase in salaries and benefits and an $8.0 million increase in stock-based compensation, both of which were related to a combination of 660 additional personnel and merit increases to existing personnel. Facilities increased $3.5 million due to increased facilities expense allocation, and computer software and equipment increased $2.0 million primarily due to increased allocation of information technology expenses, both of which were based on the growth in headcount in departments related to research and development functions when compared to the growth in headcount related to sales, general and administrative functions. License and development project costs increased by $3.4 million primarily related to decreased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. Certain of our personnel who usually devote their time to research and development efforts have spent time working on these development projects. The cost associated with the time these individuals spend working on development projects is allocated from research and development to cost of revenue or is capitalized on our balance sheet. During the first quarter of fiscal year 2008, less time was spent working on development projects so less cost was allocated to cost of revenue or capitalized and, therefore, more cost remained in research and development. Depreciation and amortization increased $1.5 million due to emulation hardware and software programs that were purchased during fiscal year 2007, resulting in a full year of depreciation in the first quarter of fiscal year 2008 compared to a partial year of depreciation in fiscal year 2007. These increases were offset by a decrease of $3.3 million in new product development costs as a result of costs related to an overall decrease we experienced during the first quarter of fiscal year 2008 in the number of product tape-outs and in prototype materials.

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

Sales, General and Administrative

	Three Months Ended		Change
	April 29, 2007	April 30, 2006	$	%
	(In millions)
Sales, General and Administrative:
Salaries and benefits	$41.9	$32.8	$9.1	28%
Advertising and promotions	13.7	14.5	(0.8)	(6)%
Stock-based compensation	12.2	6.6	5.6	85%
Legal and accounting fees	6.0	2.9	3.1	107%
Facility expense	2.8	4.0	(1.2)	(30)%
Depreciation and amortization	2.7	2.1	0.6	29%
Other	1.3	1.1	0.2	18%
Total	$80.6	$64.0	$16.6	26%
Sales, general and administrative as a percentage of net revenue	10%	9%

Sales, general and administrative expenses increased $16.6 million, or 26%, in the first quarter of fiscal year 2008 to year fiscal year 2007 primarily due to a $9.1 million increase in salaries and benefits and a $5.6 million increase in stock-based compensation, both of which related to a combination of 134 additional personnel and merit increases to existing personnel. Legal and accounting fees increased by $3.1 million primarily due to legal fees related to the 3dfx and Department of Justice, or DOJ, matters described in Note 13 of the Notes to Condensed Consolidated Financial Statements. These increases were offset by a decrease of $1.2 million in facilities due to decreased facilities expense allocation to sales, general and administrative functions, which was driven by greater incremental headcount growth in departments that are included within the research and development functions.

Operating Expenses

We expect to continue to focus on expense controls during fiscal year 2008. However, despite this expected focus, we anticipate that our operating expenses will increase slightly in the second quarter of fiscal year 2008.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $13.2 million and $8.8 million in the first quarter of fiscal years 2008 and 2007, respectively, an increase of $4.4 million. These increases were primarily the result of higher average balances of cash, cash equivalents, and marketable securities during the first three months of fiscal year 2008 when compared to the first quarter of fiscal year 2007.

Income Taxes

We recognized income tax expense of $21.5 million and $18.7 million in the first quarter of fiscal year 2008 and fiscal year 2007, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 14% for the first quarter of fiscal year 2008 and 17% for the first quarter of fiscal year 2007.  Our effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions.

Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

	As of April 29, 2007	As of January 28, 2007
	(In millions)
Cash and cash equivalents	$678.9	$544.4
Marketable securities	628.1	573.4
Cash, cash equivalents, and marketable securities	$1,307.0	$1,117.8

	Three Months Ended
	April 29, 2007	April 30, 2006
	(In millions)
Net cash provided by operating activities	$306.5	$49.5
Net cash used in investing activities	$(91.1)	$(157.5)
Net cash provided by (used in) financing activities	$(80.9)	$44.0

As of April 29, 2007, we had $1.3 billion in cash, cash equivalents and marketable securities, an increase of $189.2 million from the end of fiscal year 2007. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

    Operating activities generated cash of $306.5 and $49.5 million during the first quarter of fiscal year 2008 and fiscal year 2007, respectively. The cash provided by operating activities has increased due to increases in the net income during the comparable periods. Additionally, during the first quarter of fiscal year 2008, operating activities have generated cash in amounts greater than net income primarily due to non-cash charges such as stock-based compensation and depreciation and amortization. Improved days sales outstanding and days sales in inventory have contributed to inflows from accounts receivable and inventories.

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisition of businesses and purchases of property and equipment, which include leasehold improvements for our facilities, and intangible assets. Investing activities used cash of $91.1 million and $157.5 million during the first quarter of fiscal year 2008 and fiscal 2007, respectively. Net cash used by investing activities during the first quarter of fiscal year 2008 was primarily due to $37.7 million for capital expenditures, including purchases of new research and development equipment, hardware equipment, technology licenses, software and intangible assets and $53.4 million of net purchases of marketable securities. We expect to spend approximately $90.0 million to $110.0 million for capital expenditures unrelated to acquisitions during the remainder of fiscal year 2008. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities used cash of $80.9 million and provided cash of $44.0 million during the first quarter of fiscal year 2008 and fiscal 2007, respectively. Net cash used by financing activities in the first quarter of fiscal year 2008 was primarily due to $125.0 million paid towards our stock repurchase program, offset by cash proceeds of $44.1 million from common stock issued under employee stock plans.

Stock Repurchase Program

During fiscal year 2005, we announced that our Board of Directors, or Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million. During fiscal year 2007, we announced that our Board had approved a $400 million increase to the original stock repurchase program. Subsequently, on May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

       During the first quarter of fiscal year 2008, we entered into a structured share repurchase transaction to repurchase 4.0 million shares of our common stock for $125.0 million, which we recorded on the trade date of each transaction. Through April 29, 2007, we have repurchased 31.4 million shares under our stock repurchase program for a total cost of $613.1 million.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

▪	decreased demand and market acceptance for our products and/or our customers’ products;
▪	inability to successfully develop and produce in volume production our next-generation products;
▪	competitive pressures resulting in lower than expected average selling prices; and
▪	new product announcements or product introductions by our competitors.

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Operations - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.”

3dfx Asset Purchase

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into the Asset Purchase Agreement, or the APA, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx. Under the terms of the APA, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx one million shares, which due to subsequent stock splits now totals four million shares, of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets.

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

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. Trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions? ; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing is scheduled to be concluded on May 25, 2007, and we expect a decision to be forthcoming from the Bankruptcy Court at some point thereafter.

Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

Contractual Obligations

There were no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended January 28, 2007. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 29, 2007, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 27, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Adoption of FASB Interpretation No. 48

On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, issued in July 2006. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes. Under FIN 48 we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing the FIN 48. Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of April 29, 2007, we had $1.3 billion in cash, cash equivalents and marketable securities.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 29, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our quarter ended April 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of risk factors associated with our business previously disclosed in Part I, Item 1A. “Risk Factors” of our Form 10-K for the fiscal year ended January 28, 2007.

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

The Audit Committee’s review of NVIDIA’s historic stock option practices identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended January 29, 2006 and our Quarterly Report on Form 10-Q for the three months ended April 30, 2006 to restate the consolidated financial statements contained in those reports.

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

We voluntarily contacted the Securities Exchange Commission, or SEC, regarding the Audit Committee’s review and, as of the present date, the SEC is continuing the inquiry of our historical stock option grant practices it began in late August 2006. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review and in November 2006 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

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

If we incorrectly forecast the impact of any of the relevant factors on our business, we may be unable to take action in time to counteract any negative impact on our gross margin. In addition, if we are unable to meet our gross margin target for any period or the target set by analysts, the trading price of our common stock may decline.

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

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, any decrease in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue and our gross profit. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. Our inability to achieve planned yields from our wafer manufacturers could also reduce our gross margin.

To stay competitive which may include entering new markets, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and had 2,657 full-time employees engaged in research and development as of April 29, 2007 and 1,997 full-time employees as of April 30, 2006. Research and development expenditures were $158.3 million and $123.2 million for the first quarter of fiscal years 2008 and 2007, respectively. Research and development expenses for the first quarter of fiscal years 2008 and 2007 included $22.4 million and $14.4 million, respectively, related to non-cash stock-based compensation, which we began to record in the first quarter of fiscal year 2007 as a result of our adoption of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to remain competitive which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.

Our operating expenses are relatively fixed and we may not be able to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 28.3% and 27.5% of our total revenue during the first quarter of fiscal years 2008 and 2007, respectively. Operating expenses were $34.6 million and $21.0 million for first quarter of fiscal years 2008 and 2007, respectively, related to non-cash stock-based compensation, which we began to record in fiscal year 2007 as a result of our adoption of SFAS No. 123(R). Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

Failure to transition to new manufacturing process technologies could adversely affect our operating results and gross margin.

Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have greater risk of initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer and 65 nanometer process technologies for our families of the graphics processing unit, or GPU, the media and communications processor, or MCP, and the consumer products business, or CPB.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our relationships with our third-party manufacturers to migrate to smaller geometry processes successfully. Additionally, some of our competitors own their own manufacturing facilities. These competitors may be able to move to a new state of the art manufacturing process more quickly than our manufacturing partners. If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

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

Conversely, if we underestimate our customers’ demand for either our older or newer products, we may have inadequate manufacturing capability and may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fill our customers’ orders on a timely basis could damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation, any of which could impact our financial results.

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

Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue in any particular period. Therefore, it is difficult for us to accurately forecast revenue and profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

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

If OEMs, ODMs, and add-in board and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, in an attempt to allow us to better anticipate and address customer needs in new products so that our products will achieve design wins.

Our ability to achieve design wins also depends in part on our ability to identify and be compliant with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers, including Advanced Micro Devices, Inc., or AMD, Intel Corporation, or Intel and Microsoft Corporation, or Microsoft. Such changes would require us to invest significant time and resources to redesign our products to be compliant with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, our ability to achieve design wins could suffer. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

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

 In the past, we have experienced delays in the development of some new products. Any delay in the future or failure of our GPUs or other processors to meet or exceed specifications of competitive products could materially harm our business. The success of our new product introductions will depend on many factors, including the following:

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

A critical component of our product development effort is our partnerships with leaders in the computer-aided design, or CAD industry. We have invested significant resources to develop relationships with industry leaders, including Cadence Design Systems, Inc. and Synopsys, Inc., often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking segments and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and other manufacturers. If these relationships are not successful, we may not be able to develop new products in a timely manner, which could result in a loss of market share, a decrease in revenue and a negative impact on our operating results. Our failure to successfully develop, introduce or achieve market acceptance for new processors would harm our business.

Our failure to identify new market or product opportunities, or develop new products could harm our business.

As our GPUs and other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, we expect average selling prices and gross margins for our processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices and gross margin. In order for our processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our processor for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed, or that any new products will be sold.

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

Products as complex as those we offer may contain defects or experience failures when introduced or when new versions or enhancements to existing products are released. In the past, we have discovered defects and incompatibilities with customers’ hardware in some of our products and may experience delays or loss of revenue to correct any defects or incompatibilities in the future. Errors in new products or releases after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall could damage our reputation, result in our customers working with our competitors, and could adversely impact our financial results. We may also be required to incur additional research and development costs to find and correct the defect, which could divert the attention of our management and engineers from the development of new products. These costs could be significant and could adversely affect our business and operating results. We may also suffer a loss of reputation, loss of revenues and/or a loss in our market share, any of which could materially harm our financial results.

Risks Related to Our Partners and Customers

We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products or sell our products.

We have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our existing products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. For example, in February 2006 we completed the acquisition of ULi Electronics, Inc., or ULi, in March 2006 we completed the acquisition of Hybrid Graphics Ltd., or Hybrid Graphics and in January 2007 we completed the acquisition of PortalPlayer, Inc., or PortalPlayer. If we do consider other acquisitions, a strategic alliance or a joint venture, the negotiations could divert management’s attention as well as other resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
•	difficulty in operating in a new or multiple new locations;
•	disruption of our ongoing businesses;
•	disruption of the ongoing business of the company we invest in or acquire;
•	difficulty in realizing the potential financial or strategic benefits of the transaction;
•	difficulty in maintaining uniform standards, controls, procedures and policies;
•	disruption of or delays in ongoing research and development efforts;
•	diversion of capital and other resources;
•	assumption of liabilities;
•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and
•	impairment of relationships with employees and customers, or the loss of any of our key employees or customers of our target’s key employees or customers, as a result of our acquisition or investment.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we pay all or a portion of the purchase price in cash, our cash reserves would be reduced which could negatively impact the growth of our business or our ability to develop new products. We paid for the acquisitions of Hybrid Graphics, ULi and PortalPlayer with primarily cash. If the consideration is paid with shares of our common stock, or convertible debentures, the holdings of our existing stockholders would be diluted. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operations or financial results.

We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques so we utilize industry-leading suppliers to produce our semiconductor wafers. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis at acceptable prices. Currently, one foundry manufactures the majority of our products. Our manufacturers may be unable to meet our near-term or long-term manufacturing or pricing requirements. We obtain manufacturing services on a purchase order basis. The foundries we use have no obligation to provide us with any specified minimum quantities of product. These suppliers, including the fabrication facility that produces a majority of our products, fabricate wafers for other companies, including some of our competitors, and could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation. Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with third-party manufacturers we may use to ensure adequate product supply and competitive pricing so that we are able to respond to customer demand.

We are dependent on third parties for assembly, testing and packaging of our products, which reduces our control over the delivery and quantity of our products.

Our processors are assembled, tested and packaged by independent subcontractors, such as Advanced Semiconductor Engineering, Inc., or ASE, Amkor Technology, or Amkor, King Yuan Electronics Co., or KYEC, Siliconware Precision Industries Co. Ltd., or SPIL, and ChipPAC. We do not have long-term agreements with any of these subcontractors. As a result of our dependence on third-party subcontractors for assembly, testing and packaging of our products, we do not directly control product delivery schedules or product quality. Demand for qualified independent subcontractors to assemble and test products is high. If demand for these subcontractors exceeds the number of qualified subcontractors, we may experience capacity constraints, which could result in product shortages, a decrease in the quality of our products or an increase in product cost. Any of our subcontractors may decide to prioritize the orders of one of our competitors over our orders. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline. Due to the amount of time typically required to qualify assemblers and testers, we could experience significant delays in the shipment of our products if we are required to find alternative third parties to assemble, test or package our products or components. Any such delays could result in a loss of reputation or a decrease in sales to our customers.

There can be no assurance that the PlayStation3 will achieve long term commercial success.

In April 2005, we finalized our definitive agreement with Sony Computer Entertainment, or SCE, to jointly develop custom GPU for SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. During the first quarter of fiscal years 2008 and 2007, we recognized $22.7 million and $23.4 million of revenue, respectively, from our contractual arrangements with SCE. Given the intense competition in the game console market, there can be no assurance that the PlayStation3 will achieve long term commercial success,.  If we do not receive royalties as we anticipate, our revenue and gross margin may be adversely affected.

As we continue to work directly with more foreign customers, any difficulties in collecting accounts receivable could harm our operating results and financial condition.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers and we may be required to pay higher credit insurance premiums, which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

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

We have only a limited number of customers and our sales are highly concentrated. In the first quarter of fiscal year 2008, there were no sales for any customers in excess of 10% of our total revenue. However, in the first quarter of fiscal year 2007, sales to one significant customer accounted for approximately 14% of our total revenue. Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Risks Related to Our Competition

As Intel and AMD continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

We expect substantial competition from both Intel’s and AMD’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution. In addition to the Centrino notebook platform solution, Intel has announced a desktop initiative branded as VIIV. AMD has also announced a platform solution. Additionally, we expect that Intel and AMD will extend this strategy to other segments. If AMD and Intel continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

The market for our products is highly competitive and we may be unable to compete.

The market for our products is highly competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard application programming interfaces, manufacturing capabilities, price of processors and total system costs of add-in boards and motherboards. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, which could harm our business.

For example, we are the largest supplier of AMD 64 chipsets with 61.1% segment share in the first quarter of calendar year 2007, based on the latest PC Processor and Chipset report from Mercury Research. Decline in demand in the AMD segment would harm our business.

An additional significant source of competition is from companies that provide or intend to provide competing product solutions. Some of our competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Our current competitors include the following:

•
suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as AMD, Broadcom, Silicon Integrated Systems Corporation, or SIS, VIA Technologies, Inc., or VIA, and Intel;

•
suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., XGI Technology, Inc., SIS and VIA;

•
suppliers of GPUs or GPU intellectual property for handheld and embedded devices that incorporate advanced graphics functionality as part of their existing solutions, such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd., or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.; and

•
suppliers of application processors for handheld and embedded devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments Inc., Qualcomm Incorporated, Marvell, Freescale Semiconductor Inc., Samsung and ST Microelectronics.

If and to the extent we offer products outside of the consumer and enterprise PC, notebook, workstation, personal digital assistants, or PDAs, cellular phone, and video game console markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current or new markets, our financial results will suffer.

Risks Related to Market Conditions

We are subject to risks associated with international operations which may harm our business.

Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 81.5% of our revenue for the first quarter of fiscal year 2008 and 84.6% of our revenue for the first quarter of fiscal year 2007 from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:
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

We have offices outside of the United States, including offices in Taiwan, Japan, Korea, China, Hong Kong, India, France, Russia, Germany, Finland and England. Our operations in our international locations are subject to many of the risks contained in the above list. We intend to continue to expand our existing operations and expect to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

If our products do not continue to be adopted by the consumer and enterprise desktop PC, notebook PC, workstation, PDA, cellular handheld devices, and video game console markets or if the demand in these markets for new and innovative products decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in consumer and enterprise PC, notebook PC, workstation, PDA, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised over 74.8% and 76.7% of revenue for the first quarter of fiscal year 2008 and fiscal year 2007. As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the consumer and enterprise PC, notebook, workstation, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, OEMs, ODMs, add-in-card and motherboard manufacturers, system builders and consumer electronics companies, do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline.

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

At April 29, 2007 and January 28, 2007, we had $1.3 billion and $1.1 billion in cash, cash equivalents and marketable securities. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units and cards. No specific allegations have been made against us. We are cooperating with the DOJ in its investigation. As of May 14, 2007, 51 civil complaints have been filed against us. The majority of our complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts. Although the complaints differ, they generally purport to assert federal and state antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and AMD, as a result of its acquisition of ATI. Many of the cases also assert a variety of state law unfair competition or consumer protection claims on the same allegations and some cases assert unjust enrichment or other common law claims. The complaints are putative class actions alleging classes of direct and/or indirect purchasers of our graphic processing units and cards. The plaintiffs in a few of the Northern District of California actions have filed a motion with the Judicial Panel on Multidistrict Litigation, or JPML, asking that all pending and subsequent cases be consolidated in one court for all pre-trial discovery and motion practice. A hearing on this motion took place on March 29, 2007. The JPML subsequently granted the motion and conditionally transferred all of the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings. An initial case management conference for the coordinated cases is scheduled to be held on May 24, 2007. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. Costs of defense and any damages resulting from a ruling against us or a settlement of the litigation could adversely affect our business.

Expensing employee stock options materially and adversely affects our reported operating results and could also adversely affect our competitive position.

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourages our employees to remain with us. As a result of adjustments arising from our restatement related to stock option grant dates, our operating results for fiscal years prior to fiscal year 2007 contain recorded amounts of stock-based compensation expense. For our fiscal 2000 through 2006, this stock-based compensation expense was calculated using primarily the intrinsic value-based method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the first quarter of fiscal years 2008 and 2007 we recorded $37.4 million and $22.2 million, respectively, related to non-cash stock-based compensation, resulting from our compliance with SFAS 123 (R), which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

To the extent that SFAS No. 123(R) makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that may be more severe than any actions our competitors may implement may make it difficult to attract retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During fiscal year 2005, we announced that our Board of Directors, or Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million. During fiscal year 2007, we announced that our Board had approved a $400 million increase to the original stock repurchase program. Subsequently, on May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

During the first quarter of fiscal year 2008, we entered into a structured share repurchase transaction to repurchase 4.0 million shares of our common stock for $125.0 million, which we recorded on the trade date of each transaction. Through April 29, 2007, we have repurchased 31.4 million shares under our stock repurchase program for a total cost of $613.1 million.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 29, 2007 - February 25, 2007	-		$-		-		211,869,417
February 26, 2007 - March 25, 2007	-		$-		-		211,869,417
March 26, 2006 - April 29, 2007	3,958,555	(3)	$31.58	(2)	3,958,555	(3)	86,869,417
Total	3,958,555		$31.58		3,958,555

(1)On August 9, 2004, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program. Subsequently, on May 21, 2007, we announced a stock repurhase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion on the open market, in negotiated transactions or through structured stock repurchase agreements that may be made in one or more larger repurchases.
(2) Represents weighted average price paid per share during the quarter ended April 29, 2007.
(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the first quarter of fiscal year 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
 EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.22	Fiscal Year 2008 Variable Compensation Plan	8-K	0-23985	10.1	4/5/2007

10.23	2007 Equity Incentive Plan	8-K	0-23985	10.1	4/30/2007

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
    *  Filed Herewith
    #  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2007
NVIDIA Corporation
By:	/s/ MARVIN D. BURKETT
Marvin D. Burkett
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.22	Fiscal Year 2008 Variable Compensation Plan	8-K	0-23985	10.1	4/5/2007

10.23	2007 Equity Incentive Plan	8-K	0-23985	10.1	4/30/2007

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
    *  Filed Herewith
    #  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.