Form 10-Q
period 2007-08-22
NVIDIA CORP
filed 2007-08-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                           For the quarterly period ended July 29, 2007

OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock, $.001 par value, outstanding as of August 15, 2007 was 365,874,872.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 29, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Revenue	$935,253	$687,519	$1,779,533	$1,369,326
Cost of revenue	511,261	395,391	975,403	788,525
Gross profit	423,992	292,128	804,130	580,801
Operating expenses:
Research and development	157,952	127,257	316,273	250,459
Sales, general and administrative	81,280	69,055	161,851	133,017
Total operating expenses	239,232	196,312	478,124	383,476
Operating income	184,760	95,816	326,006	197,325
Interest income	15,625	8,818	28,833	17,626
Interest expense	—	(6)	—	(7)
Other income (expense), net	466	(106)	(199)	(350)
Income before income tax expense	200,851	104,522	354,640	214,594
Income tax expense	28,119	17,769	49,649	36,481
Income before change in accounting principle	172,732	86,753	304,991	178,113
Cumulative effect of change in accounting principle	—	—	—	704
Net income	$172,732	86,753	$304,991	$178,817

Basic net income per share:
Prior to cumulative effect of change in accounting principle	$0.47	0.25	$0.84	$0.51
Cumulative effect of change in accounting principle	—	—	—	—
Basic net income per share	$0.47	0.25	$0.84	$0.51

Shares used in basic per share computation	364,870	350,244	362,850	349,090

Diluted net income per share:
Prior to cumulative effect of change in accounting principle	$0.43	0.22	$0.76	$0.46
Cumulative effect of change in accounting principle	—	—	—	—
Diluted net income per share	$0.43	0.22	$0.76	$0.46

Shares used in diluted per share computation	402,553	385,589	400,638	387,485

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	July 29, 2007	January 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$914,745	$544,414
Marketable securities	656,818	573,436
Accounts receivable, net	508,435	518,680
Inventories	276,305	354,680
Prepaid expenses and other current assets	41,102	40,560
Total current assets	2,397,405	2,031,770
Property and equipment, net	264,832	260,828
Goodwill	293,383	301,425
Intangible assets, net	54,735	45,511
Deposits and other assets	25,912	35,729
Total assets	$3,036,267	$2,675,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,381	$272,075
Accrued liabilities	357,417	366,732
Total current liabilities	680,798	638,807
Deferred tax and other long-term liabilities	95,191	29,537
Commitments and contingencies - see Note 13
Stockholders’ equity:
Preferred stock	—	—
Common stock	402	388
Additional paid-in capital	1,493,240	1,295,650
Treasury stock, at cost	(736,506)	(487,120)
Accumulated other comprehensive income, net	1,586	1,436
Retained earnings	1,501,556	1,196,565
Total stockholders' equity	2,260,278	2,006,919
Total liabilities and stockholders' equity	$3,036,267	$2,675,263

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	July 29, 2007	July 30, 2006
Cash flows from operating activities:
Net income	$304,991	$178,817
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	66,865	51,953
Depreciation and amortization	63,226	48,239
Deferred income taxes	39,277	28,237
Excess tax benefits from stock-based compensation	—	(14,362)
Cumulative effect of change in accounting principle	—	(704)
In-process research and development	—	602
Other	185	51
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,950	(132,259)
Inventories	78,489	(118,315)
Prepaid expenses and other current assets	(842)	(8,883)
Deposits and other assets	2,437	(4,399)
Accounts payable	50,685	32,508
Accrued liabilities	21,337	5,913
Net cash provided by operating activities	637,600	67,398

Cash flows from investing activities:
Purchases of marketable securities	(455,909)	(159,034)
Sales and maturities of marketable securities	374,661	94,293
Purchases of property and equipment and intangible assets	(67,703)	(40,778)
Acquisition of businesses, net of cash and cash equivalents	—	(67,026)
Net cash used in investing activities	(148,951)	(172,545)

Cash flows from financing activities:
Common stock issued under employee stock plans	131,068	102,430
Stock repurchase	(249,386)	(174,978)
Excess tax benefits from stock-based compensation	—	14,362
Net cash used in financing activities	(118,318)	(58,186)

Change in cash and cash equivalents	370,331	(163,333)
Cash and cash equivalents at beginning of period	544,414	551,756
Cash and cash equivalents at end of period	$914,745	$388,423

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$3,505	$24,645
Other non-cash activities:
Unrealized losses from marketable securities	$(564)	$697
Assets acquired by assuming related liabilities	$—	$13,506
Deferred compensation	$—	$3,604

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

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. The first and second quarters of fiscal years 2008 and 2007 were all 13-week quarters.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes, goodwill, stock-based compensation expense and contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable, and collection is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. At the point of sale, we assess whether the arrangement fee is fixed and determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

Our policy on sales to distributors with rights of return is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    We record estimated reductions to revenue for customer programs at the time revenue is recognized. Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates in accordance with Emerging Issues Task Force Issue 01-09, or EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, we accrue for 100% of the potential rebates and do not apply a breakage factor. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue upon expiration of the rebate.

 Our customer programs also include marketing development funds, or MDFs. We account for MDFs as either a reduction of revenue or an operating expense in accordance with EITF 01-09. MDFs represent monies paid to retailers, system builders, original equipment manufacturers, or OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products. Depending on market conditions, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 27, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our fiscal quarter ending April 27, 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial position, results of operations and cash flows.

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

For option grants prior to our adoption of SFAS No. 123(R), we record stock-based compensation expense equal to the amount that would have been recognized if the fair value method provided in accordance with Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, or SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, had been used.

Cumulative Effect of Change in Accounting Principle

Our adoption of SFAS No. 123(R) resulted in a cumulative benefit from the accounting change of $0.7 million during fiscal year 2007, which reflects the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted.

Our condensed consolidated income statements include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
	(In thousands)
Cost of revenue	$2,702	$1,746	$5,511	$2,973
Research and development	$16,421	$16,588	$38,821	$31,014
Sales, general and administrative	$10,337	$10,532	$22,533	$17,104

During the three and six months ended July 29, 2007, we granted approximately 0.9 million and 5.7 million stock options, respectively, with an estimated total grant-date fair value of $13.7 million and $69.8 million, respectively, and a per option weighted average grant-date fair value of $15.52 and $12.22, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $2.6 million and $13.5 million for the three and six months ended July 29, 2007, respectively.

During the three and six months ended July 30, 2006, we granted approximately 0.9 million and 6.8 million stock options, respectively, with an estimated total grant-date fair value of $9.7 million and $73.6 million, respectively, and a per option weighted average grant date fair value of $10.57 and $10.74, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $1.9 million and $14.2 million for the three and six months ended July 30, 2006, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of July 29, 2007 and July 30, 2006, the aggregate amount of unearned stock-based compensation expense related to our stock options was $175.0 million and $176.3 million, respectively, adjusted for estimated forfeitures.  We will recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.0 years for the six months ended July 29, 2007 and July 30, 2006, respectively.

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

SFAS No. 123(R) also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

The fair value of stock options granted under our stock option plans, and shares issued under our employee stock purchase plan have been estimated at the date of grant using a straight-line attribution method with the following assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
	(Using a binomial model)	(Using a binomial model)	(Using the Black- Scholes model)	(Using the Black- Scholes model)
Expected life (in years)	3.8 - 5.2	3.6 - 5.1	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	5.0%	5.1%	3.7%-5.1%	2.3%-4.6%
Volatility	37%-40%	41%-51%	38%-47%	30%-41%
Dividend yield	—	—	—	—

	Stock Options		Employee Stock Purchase Plan
	Six Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
	(Using a binomial model)	(Using a binomial model)	(Using the Black- Scholes model)	(Using the Black- Scholes model)
Expected life (in years)	3.8 - 5.8	3.6 - 5.1	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	4.6%-5.0%	4.7%-5.1%	3.5%-5.2%	1.6%-4.6%
Volatility	37%-45%	39%-51%	38%-47%	30%-45%
Dividend yield	—	—	—	—

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Equity Incentive Program

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

 2007 Equity Incentive Plan

At the Annual Meeting of Stockholders held on June 21, 2007, our stockholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, or the 2007 Plan.

The 2007 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. The 2007 Plan succeeds our 1998 Equity Incentive Plan, our 1998 Non-Employee Directors’ Stock Option Plan, our 2000 Nonstatutory Equity Incentive Plan, and the PortalPlayer, Inc. 2004 Stock Incentive Plan, or the Prior Plans. Except as set forth below, on June 21, 2007, all of the shares remaining available for issuance under the Prior Plans were available for issuance under the 2007 Plan and any shares of Common Stock subject to outstanding options and stock awards granted under the Prior Plans that expired or terminated for any reason prior to exercise or settlement were available for issuance pursuant to stock awards under the 2007 Plan. Following adoption of the 2007 Plan, no additional stock options will be granted under any of the Prior Plans except for a reserve of 100,000 shares from the 1998 Plan that may be used for stock option grants to newly hired employees of our Company and our affiliates who are foreign nationals or are employed outside the United States.  This reserve may be utilized until September 30, 2007, when we anticipate that such steps as are necessary or appropriate to permit participation in the 2007 Plan by employees, directors or consultants who are foreign nationals or are employed outside the United States will be complete. All options and stock awards granted under the Prior Plans shall remain subject to the terms of the Prior Plans with respect to which they were originally granted. Up to 101,845,177 shares of our common stock may be issued pursuant to stock awards granted under the 2007 Plan.

Our Board of Directors, or the Board, or its duly authorized committee determines the terms of each stock option granted under our 2007 Plan, including the exercise price, the form of consideration paid on exercise, the vesting schedule, restrictions on transfer and the term. The exercise price of a stock option granted under the 2007 Plan may not be less than 100% of the fair market value of the stock subject to the option on the date of grant (for an incentive stock option, not less than 110% if the optionee is a 10% holder of our outstanding stock). The term of an option will not be longer than ten years (although options generally expire prior to such time in connection with a termination of continued service) and may be subject to restrictions on transfer.

Unless terminated sooner, the 2007 Plan is scheduled to terminate on April 23, 2017. Our Board may suspend or terminate the 2007 Plan at any time. No awards may be granted under the 2007 Plan while the 2007 Plan is suspended or after it is terminated. The Board may also amend the 2007 Plan at anytime. However, if legal, regulatory or listing requirements require stockholder approval, the amendment will not go into effect until the stockholders have approved the amendment.

PortalPlayer, Inc. 1999 Stock Option Plan, the NVIDIA Corporation 1998 Equity Incentive Plan and 1998 Employee Stock Purchase Plan

The description of the key features of the PortalPlayer, Inc. 1999 Stock Option Plan, NVIDIA Corporation 1998 Equity Incentive Plan and 1998 Employee Stock Purchase Plan,  may be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2007.

The following summarizes the transactions under the PortalPlayer, Inc. 1999 Stock Option Plan, the NVIDIA Corporation 1998 Equity Incentive Plan and the 2007 Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 28, 2007	21,780,284	73,994,662	$13.29
Additional shares reserved	16,743,033	-	-
Granted	(5,713,656)	5,713,656	$30.53
Exercised		(13,809,392)	$8.49
Cancelled	1,155,185	(1,155,185)	$27.27
Balances, July 29, 2007	33,964,846	64,743,741	$15.60

NVIDIA CORPORATION AND SUBSIDIARIES
                                                                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The aggregate intrinsic value of stock options exercised for the three and six months ended July 29, 2007 was $294.7 million and $386.2 million, respectively. The aggregate intrinsic value of stock options exercised for the three and six months ended July 30, 2006 was $34.8 million and $196.5 million, respectively.

Note 3 - Income Taxes

On January 29, 2007, we adopted FIN 48. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. At the adoption date of January 29, 2007, we had $63.8 million of unrecognized tax benefits, $61.1 million of which would affect our effective tax rate if recognized.  As of July 29, 2007, we had $74.5 million of unrecognized tax benefits, $71.8 million of which would affect our effective tax rate if recognized.  The recognition of the remaining unrecognized tax benefits of $2.7 million, at the adoption date and as of July 29, 2007, would be reported as an adjustment to goodwill to the extent of pre-acquisition unrecognized tax benefits.

    We have historically classified certain unrecognized tax benefits as income taxes payable, which was included within the current liabilities section of our Condensed Consolidated Balance Sheet. As a result of our adoption of FIN 48, we now classify an unrecognized tax benefit as a current liability, or as a reduction of the amount of a net operation loss carryforward or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year.  Likewise, the amount is classified as a long-term liability if we anticipate payment or receipt of cash for income taxes during a period beyond a year. As of January 30, 2007, we reclassified unrecognized tax benefits of $33.1 million to income taxes payable and deferred tax liability, which is included within the deferred tax and other long-term liabilities section of our Condensed Consolidated Balance Sheet.

Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing FIN 48. At the adoption date of January 29, 2007, we had accrued $6.2 million for the payment of interest related to unrecognized tax benefits, which is included as a component of our unrecognized tax benefits.  There have been no significant changes to these amounts during the six months ended July 29, 2007.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of July 29, 2007, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

  We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of July 29, 2007, the material tax jurisdictions that are subject to examination include the United States, Hong Kong, Taiwan, China and India and include our fiscal years 2002 through 2007. As of July 29, 2007, we are under examination for U.S. federal tax purposes for fiscal years 2004 through 2006, in Taiwan for fiscal year 2003, and in India for fiscal year 2006.  During the three months ended July 29, 2007, we settled our tax examination in Canada with no significant impact to our Condensed Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
	(In thousands, except per share data)
Numerator:
Net income	$172,732	$86,753	$304,991	$178,817
Denominator:
Denominator for basic net income per share, weighted average shares	364,870	350,244	362,850	349,090
Effect of dilutive securities:
Stock options outstanding	37,683	35,345	37,788	38,395
Denominator for diluted net income per share, weighted average shares	402,553	385,589	400,638	387,485

Net income per share:
Basic net income per share	$0.47	$0.25	$0.84	$0.51
Diluted net income per share	$0.43	$0.22	$0.76	$0.46

Diluted net income per share for the three and six months ended July 29, 2007 does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 3.4 million and 11.2 million, respectively. Diluted net income per share for the three and six months ended July 30, 2006 does not include the effect of 7.5 million and 6.8 million anti-dilutive common equivalent shares, respectively.

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

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. Trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property?. At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit a post-trial briefing. That briefing was concluded on May 25, 2007, and the Bankruptcy Court’s decision is still pending.

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

As of July 29, 2007, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the respective acquisition dates were as follows:

	ULi	Hybrid Graphics	PortalPlayer
	(In thousands)
Fair Market Values
Cash and cash equivalents	$21,551	$1,180	$10,174
Marketable Securities	-	-	176,492
Accounts receivable	8,148	808	16,850
Inventories	4,896	-	2,326
Other assets	935	73	12,798
Property and equipment	1,010	134	19,996
In-process research and development	-	602	13,400
Goodwill	31,204	27,906	106,621
Intangible assets:
Existing technology	2,490	5,179	6,700
Customer relationships	653	2,650	2,700
Backlog	-	-	2,200
Patents	-	-	600
Trademark	-	482	-
Non-compete agreements	-	72	-
Total assets acquired	70,887	39,086	370,857
Current liabilities	(17,031)	(1,373)	(14,903)
Acquisition related costs	(781)	(740)	(8,064)
Long-term liabilities	-	(301)	(46)
Total liabilities assumed	(17,812)	(2,414)	(23,013)
Net assets acquired	$53,075	$36,672	$347,844

	ULi	Hybrid Graphics	PortalPlayer
Straight-line depreciation / amortization period
Property and equipment	4 - 49 months	1 - 36 months	3 - 60 months
Intangible assets:
Existing technology	3 years	3 years	3 years
Customer relationships	3 years	3 years	1-3 years
Backlog	-	-	2 months
Patents	-	-	3 years
Trademark	-	3 years	-
Non-compete agreements	-	3 years	-

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Goodwill

The carrying amount of goodwill is as follows:

	July 29, 2007	January 28, 2007
	(In thousands)
3dfx	$75,326	$75,326
MediaQ	35,342	35,342
ULi	31,204	31,051
Hybrid Graphics	27,906	27,906
PortalPlayer	106,621	114,816
Other	16,984	16,984
Total goodwill	$293,383	$301,425

    During the first half of fiscal year 2008, goodwill related to PortalPlayer decreased by $8.2 million primarily as a result of a $10.3 million increase in the fair value of land acquired based on a third party appraisal which we obtained as a result of our acquisition of PortalPlayer. This decrease in PortalPlayer goodwill was offset primarily by an increase of $1.9 million as a result of a change in estimated lease exit costs involving a facility leased by PortalPlayer on date of acquisition. Please refer to Note 6 of these Notes to Condensed Consolidated Financial Statements for further information regarding the PortalPlayer acquisition.

Note 8 - Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from one to five years, primarily on a straight-line basis. The components of our amortizable intangible assets are as follows:

	July 29, 2007			January 28, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Technology licenses	$58,439	$(26,394)	$32,045	$37,516	$(20,480)	$17,036
Patents	34,898	(26,236)	8,662	34,623	(24,569)	10,054
Acquired intellectual property	50,812	(36,784)	14,028	50,212	(31,894)	18,318
Trademarks	11,310	(11,310)	-	11,310	(11,310)	-
Other	1,494	(1,494)	-	1,494	(1,391)	103
Total intangible assets	$156,953	$(102,218)	$54,735	$135,155	$(89,644)	$45,511

    The increase in the gross carrying amount of technology licenses as of July 29, 2007 when compared to January 28, 2007 was primarily related to approximately $20.7 million in payments under a confidential patent licensing arrangement that we entered into during fiscal year 2007. Our aggregate commitment for license payments under this arrangement could range from $97.0 million to $110.0 million over a ten year period; however, the net outlay may be reduced by the occurrence of certain events covered by the arrangement.

Amortization expense associated with intangible assets for the three and six months ended July 29, 2007 was $5.6 million and $12.6 million, respectively. Amortization expense associated with intangible assets for the three and six months ended July 30, 2006 was $4.0 million and $8.1 million, respectively.  Future amortization expense related to the net carrying amount of intangible assets at July 29, 2007 is estimated to be $9.3 million for the remainder of fiscal 2008, $13.8 million in fiscal 2009, $9.1 million in fiscal 2010, $4.6 million in fiscal 2011, $3.7 million in fiscal 2012 and a total of $14.2 million in fiscal 2013 and fiscal years subsequent to fiscal 2013.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized and unrealized losses for the three and six months ended July 29, 2007 were not material.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:
	July 29, 2007	January 28, 2007
	(In thousands)
Inventories:
Raw materials	$33,197	$56,261
Work in-process	65,147	111,058
Finished goods	177,961	187,361
Total inventories	$276,305	$354,680

At July 29, 2007, we had outstanding inventory purchase obligations totaling approximately $483.4 million.

	July 29, 2007	January 28, 2007
	(In thousands)
Deposits and other assets:
Investment in non-affiliates	$11,684	$11,684
Long-term prepayments	5,953	8,245
Deferred income taxes	-	7,380
Other	8,275	8,420
Total deposits and other assets	$25,912	$35,729

	July 29, 2007	January 28, 2007
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$195,316	$181,182
Accrued payroll and related expenses	89,481	81,352
Accrued legal settlement	30,600	30,600
Deferred rent	11,980	12,551
Income and other taxes payable	7,707	37,903
Deferred revenue	3,584	1,180
Other	18,749	21,964
Total accrued liabilities	$357,417	$366,732

Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 29, 2007	January 28, 2007
	(In thousands)
Deferred tax and other long-term liabilities:
Income taxes payable	$37,691	$-
Deferred income tax liability	31,897	-
Other long-term liabilities	10,489	14,180
Accrued payroll taxes related to stock options	8,995	8,995
Asset retirement obligation	6,119	6,362
Total deferred tax and other long-term liabilities	$95,191	$29,537

Please refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the reclassification of income taxes payable from accrued liabilities to deferred tax and other long-term liabilities as a result of the adoption of FIN 48.

Note 11 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30 2006	July 29, 2007	July 30 2006
	(In thousands)
Net income	$172,732	$86,753	$304,991	$178,817
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	320	93	241	(394)
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax	(18)	(17)	(90)	(24)

Total comprehensive income	$173,034	$86,829	$305,142	$178,399

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

       The following table summarizes the changes in the estimated product warranty liabilities for the three months ended July 29, 2007 and July 30, 2006 and six months ended July 29, 2007 and July 30, 2006:

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30 2006	July 29, 2007	July 30 2006
	(In thousands)
Balance at beginning of period	$19,063	$11,566	$17,958	$10,239
Additions (1)	8,468	12,417	13,448	24,192
Deductions (2)	(6,837)	(11,602)	(10,712)	(22,050)
Balance at end of period (3)	$20,694	$12,381	$20,694	$12,381

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 (1) Includes $8,281 and $13,027 for the three and six months ended July 29, 2007, respectively, and $12,417 and $24,192 for the three and six months ended July 30, 2006, respectively, towards allowance for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(2)
 Includes $6,837 and $ 10,712 for the three months and six months ended July 29, 2007, respectively, and $11,602 and $22,050 for the three and six months ended July 30, 2006, respectively, written off against the allowance for sales returns.

(3)	Includes $16,792 as of July 29, 2007 and $12,381 as of July 30, 2006 relating to allowance for sales returns.

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

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease, Carlyle Fortran Trust, or Carlyle. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease, CarrAmerica Realty Corporation. The landlords’ complaints both asserted claims for, among other things, interference with contract, successor liability and fraudulent transfer and sought to recover, among other things, amounts owed on their leases with 3dfx in the aggregate amount of approximately $15 million. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. The landlords’ actions were subsequently removed to the United States Bankruptcy Court for the Northern District of California and consolidated, for purposes of discovery, with a complaint filed by the Trustee in the 3dfx bankruptcy case. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court and the landlords’ actions were removed to the United States District Court for the Northern District of California. On November 10, 2005, the District Court granted our motion to dismiss the landlords’ respective amended complaints and allowed the landlords until February 4, 2006 to amend their complaints. The landlords re-filed claims against NVIDIA in early February 2006, and NVIDIA again filed motions requesting the District Court to dismiss all such claims. The District Court took both motions under submission. On September 29, 2006, the District Court dismissed the CarrAmerica action in its entirety and without leave to amend. The District Court found, among other things, that CarrAmerica lacked standing to bring the lawsuit and that such standing belongs exclusively to the bankruptcy Trustee. On October 27, 2006, CarrAmerica filed a notice of appeal from that order. On December 15, 2006, the District Court also dismissed the Carlyle complaint in its entirety, finding that Carlyle lacked standing to pursue some of its claims, and that certain other claims were substantively unmeritorious.  Carlyle filed a notice of appeal from that order on January 9, 2007.  Both landlords’ appeals are pending before the Ninth Circuit Court of Appeals, and briefing on both appeals has been consolidated. NVIDIA has filed motions to recover its litigation costs and attorneys fees against both Carlyle and CarrAmerica. Those motions were scheduled for hearing in early August 2007, but have been taken off calendar by the Court, and will now be rescheduled.

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

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. Trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property?. At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was concluded on May 25, 2007, and the Bankruptcy Court’s decision is still pending.

Following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the proposed settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders Committee was appointed. Since that appointment, the Equity Holders Committee has filed a competing plan of reorganization/liquidation. The Equity Holders plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. Upon the payment of that debt, the Equity Holders Committee contends that NVIDIA would be obliged to pay the stock consideration provided for in the APA. By virtue of stock splits since the execution of the APA, the stock consideration would now total four million shares of our common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court for an order giving it standing to bring a lawsuit to enforce the APA. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy Court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. At the hearing on December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Holders’ Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the APA was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the APA, and that the APA is capable of being assumed by the bankruptcy estate. In addition, the Equity Holders Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

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

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. Plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of California on February 28, 2007. The California Superior Court cases have been consolidated and plaintiffs filed a consolidated complaint on April 23, 2007. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions allege claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleges violations of federal provisions, including Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints. Between May 14, 2007 and May 17, 2007, we filed several motions to dismiss the federal, Delaware and Santa Clara actions. All of the motions remain pending.

On August 5, 2007, our Board authorized the formation of a Special Litigation Committee, comprised of three current Board members, to investigate, evaluate, and make a determination as to how NVIDIA should proceed with respect to the claims and allegations asserted in the underlying derivative cases brought on behalf of NVIDIA.

Department of Justice Subpoena and Investigation, and Civil Cases

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to graphics processing units, or GPUs, and cards. No specific allegations have been made against us. We are cooperating with the DOJ in its investigation.

As of the date of this disclosure, over 50 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.

In the consolidated proceedings, two groups of plaintiffs (one representing all direct purchasers of GPUs and the other representing all indirect purchasers) filed consolidated, amended class-action complaints on June 14, 2007.  These complaints purport to assert federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, Inc., or ATI, and Advanced Micro Devices, Inc., or AMD as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

On July 16, 2007, we moved to dismiss the amended complaints.  The motions to dismiss are pending and scheduled to be heard by Judge Alsup on September 20, 2007.  We also moved to stay all discoveries while the motions to dismiss are resolved.  The court granted our motion to stay on July 24, 2007.  We believe the allegations in the consolidated, amended complaints are without merit and intend to vigorously defend the cases.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14 - Stockholders’ Equity

Stock Repurchase Program

During fiscal year 2005, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. On May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

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

During the three months ended July 29, 2007, we entered into a structured share repurchase transaction to repurchase 3.3 million shares for $124.4 million which we recorded on the trade date of the transaction.  Through July 29, 2007, we have repurchased 34.7 million shares under our stock repurchase program for a total cost of $737.5 million.

Subsequent to July 29, 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our third quarter of fiscal year 2008 ending on October 28, 2007.

Convertible Preferred Stock

As of July 29, 2007 and July 30, 2006, no shares of preferred stock were outstanding.

Note 15 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the graphics processing unit, or GPU, business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the professional solutions business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the media and communications processor, or MCP, business, which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our consumer products business, or CPB, which is comprised of our GoForce brand mobile and consumer products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $62.9 million and $58.4 million for second quarter of fiscal years 2008 and 2007, respectively, and total $130.8 million and $108.5 million for the first half of fiscal years 2008 and 2007, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  All relevant prior period amounts have been revised to conform to the presentation of our current fiscal quarter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended July 29, 2007:
Revenue	$579,034	$127,321	$161,058	$62,182	$5,658	$935,253
Depreciation and amortization expense	$8,932	$1,960	$6,844	$5,004	$9,710	$32,450
Operating income (loss)	$167,828	$66,363	$12,401	$2,767	$(64,599)	$184,760
Six Months Ended July 29, 2007:
Revenue	$1,062,529	$268,194	$309,808	$129,408	$9,594	$1,779,533
Depreciation and amortization expense	$17,217	$4,147	$13,437	$11,099	$18,872	$64,772
Operating income (loss)	$292,245	$135,670	$20,240	$12,935	$(135,084)	$326,006
Three Months Ended July 30, 2006:
Revenue	$373,107	$117,126	$139,141	$55,693	$2,452	$687,519
Depreciation and amortization expense	$5,588	$1,659	$4,407	$5,787	$8,153	$25,594
Operating income (loss)	$75,330	$54,517	$7,863	$16,597	$(58,491)	$95,816
Six Months Ended July 30, 2006:
Revenue	$777,914	$217,168	$257,525	$113,078	$3,641	$1,369,326
Depreciation and amortization expense	$12,458	$3,487	$8,685	$9,573	$16,262	$50,465
Operating income (loss)	$162,569	$99,581	$10,846	$33,762	$(109,433)	$197,325

    Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
	(In thousands)
Revenue:
United States	$72,524	$79,155	$174,390	$156,527
Other Americas	36,592	36,910	91,136	64,500
China	297,458	91,459	535,743	271,179
Taiwan	316,974	289,406	589,957	516,980
Other Asia Pacific	122,387	113,738	217,439	224,956
Europe	89,318	76,851	170,868	135,184
Total revenue	$935,253	$687,519	$1,779,533	$1,369,326

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Revenue:
Customer A	12%	15%	11%	12%

Accounts receivable from a significant customer that represented approximately 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	July 29, 2007	January 28, 2007
Accounts Receivable:
Customer A	14%	5%
Customer B	10%	18%

Note 16 - Subsequent Event

Stock Split

On August 9, 2007, we announced that our Board approved a three-for-two stock split of our outstanding shares of common stock to be effected in the form of a stock dividend. The stock split will be effective on or about Monday, September 10, 2007 for stockholders of record at the close of business on Monday, August 20, 2007 and will entitle each stockholder of record to receive one additional share for every two outstanding shares of common stock held and cash in lieu of fractional shares. Upon the completion of the stock split, we expect to have approximately 550 million shares of common stock outstanding.  If the stock split had been given retroactive effect in our Condensed Consolidated Statements of Income, our basic net income per share would have been $0.32 and $0.56 for the three and six months ended July 29, 2007, respectively, and $0.17 and $0.34 for the three and six months ended July 30, 2006, respectively. The diluted net income per share would have been $0.29 and $0.51 for the three and six months ended July 29, 2007, respectively, and $0.15 and $0.31 for the three and six months ended July 30, 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include, but are not limited to, statements as to: the features, benefits, capabilities, performance, impact, production and availability of our technologies and products; seasonality; our strategies and objectives; gross margin; product mix; inventories; average selling prices; design wins; taxes; growth and factors contributing to growth; stock-based compensation expense; revenue; our expenditures; our capital expenditures; our cash flow and cash balances; our liquidity; uses of cash; dividends; investments and marketable securities; our stock repurchase program; our results of operations; competition; our intellectual property; our strategic relationships; customer demand; reliance on a limited number of customers, manufacturers, subcontractors and suppliers; our internal control over financial reporting; our disclosure controls and procedures; recent accounting pronouncements; our international operations; our ability to attract and retain qualified personnel; past or future acquisitions; our foreign currency risk strategy; compliance with environmental laws and regulations; litigation or regulatory action arising from the review of our stock option grant practices and financial restatements; the Department of Justice subpoena and investigation; litigation, including the class action lawsuits; and the Securities and Exchange Commission inquiry. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as difficulties associated with conducting international operations; slower than anticipated growth; unanticipated decreases in average selling prices of a particular product; increased sales of lower margin products; difficulty in collecting accounts receivable; our inability to adjust inventory purchase commitments; difficulties in entering new markets; the write-down of the value of inventory; entry of new competitors in our established markets; reduction in demand for our products; market acceptance of our competitors’ products; defects in our products; the impact of competitive pricing pressures; disruptions in our relationships with our key suppliers; fluctuations in general economic conditions; changes in customers’ purchasing behaviors; international and political conditions; the concentration of sales of our products to a limited number of customers; decreases in demand for our products; delays in the development of new products by us or our partners; delays in volume production of our products; developments in and expenses related to litigation; our inability to realize the benefits of acquisitions; the outcome of litigation or regulatory actions; and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

NVIDIA, GeForce, SLI, GoForce, NVIDIA Quadro, Quadro, NVIDIA nForce, NVIDIA Tesla and the NVIDIA logo are our trademarks or registered trademarks in the United States and other countries that are used in this document. We may also refer to trademarks of other corporations and organizations in this document.

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

Our GPU business is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU products. Our CPB is comprised of our GoForce brand mobile and consumer products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.  The contents of our website are not part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

During the first half of our fiscal year 2008, our GeForce product was the share leader in the Standalone Desktop and Standalone Notebook segments as reported in the latest PC Graphics 2007 Report from Mercury Research for the first half of calendar year 2007.

During the first half of fiscal year 2008, we launched several new DirectX10 GPUs, adding the GeForce 8800 Ultra, GeForce 8600, GeForce 8500, and GeForce 8300 to our GeForce 8 series of GPUs, which previously included the NVIDIA GeForce 8800 GTX and GeForce 8800 GTS.

During the second quarter of fiscal year 2008, we maintained our leading share in both the DirectX9 and DirectX10 generation of desktop GPUs.

During the second quarter of fiscal year 2008, we launched a new family of GeForce 8M Series notebook GPUs. We also supported the production ramp of top notebook PC OEMs, including Acer, Apple, ASUS, Dell, HP, Lenovo, Samsung, Sony and Toshiba.

  Professional Solutions Business

During the first quarter of fiscal year 2008, we launched the NVIDIA Quadro FX 4600 and NVIDIA Quadro FX 5600 products, which are professional solutions based on our GeForce 80 unified architecture.

During the first quarter of fiscal year 2008, we expanded our NVIDIA Quadro Plex family with the introduction of the NVIDIA Quadro Plex VCS IV, a new version of the NVIDIA Quadro Plex visual computing system, or VCS, which provides enhanced performance for a wide range of high-performance, graphics-intensive styling and design, oil and gas, and scientific applications.

During the second quarter of fiscal year 2008, we announced Tesla, our entry into the high-performance computing industry.   The Tesla family consists of the C870 GPU Computing processor, the D870 Deskside Supercomputer and the S870 1U Computing Server.

During the second quarter of fiscal year 2008, we introduced a new line of notebook workstation GPUs based on our GeForce 8 series architecture.  The new line consists of the NVIDIA Quadro FX 1600M, 570M and 360M.

MCP Business

During the first half of our fiscal year 2008, our NVIDIA nForce products held the leadership position for the AMD segment as reported in the latest PC Processor and Chipsets report from Mercury Research for the first half of calendar year 2007.

During the first quarter of fiscal year 2008, we shipped the GeForce 7050 motherboard GPU, which targets the lower cost segments of the market.

During the first quarter of fiscal year 2008, we extended the reach of Scalable Link Interface, or SLI, technology into the performance segments with the launch of our NVIDIA nForce 650i SLI, 680i LT SLI and 680i Ultra MCP products for Intel.

Consumer Products Business

During the first quarter of fiscal 2008, we unveiled our first applications processor - the GoForce 6100. The GoForce 6100 is designed for next generation personal media players, or PMPs, and multimedia smart phones. We expect that designs based on the GoForce 6100 will ship later this fiscal year.

Gross Margin Improvement

We continue to remain focused on improving our gross margin. During the second quarter of fiscal 2008, our gross margin was 45.3%, an increase of 280 basis points from our gross margin of 42.5% for the second quarter of fiscal year 2007.

Our gross margin is significantly impacted by the mix of products that we earn revenue from during each of our fiscal quarters. Product mix is often difficult to estimate with accuracy and, thus, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted. We expect to continue to focus on improving our gross margin during the remainder of fiscal 2008.

Seasonality

Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to the back-to-school and holiday seasons.

Subsequent Event

Stock Split

On August 9, 2007, we announced that our Board of Directors, or the Board, approved a three-for-two stock split of our outstanding shares of common stock to be effected in the form of a stock dividend. The stock split will be effective on or about Monday, September 10, 2007 for stockholders of record at the close of business on Monday, August 20, 2007 and will entitle each stockholder of record to receive one additional share for every two outstanding shares of common stock held and cash in lieu of fractional shares. Upon the completion of the stock split, we expect to have approximately 550 million shares of common stock outstanding. If the stock split had been given retroactive effect in our Condensed Consolidated Statements of Income, our basic net income per share would have been $0.32 and $0.56 for the three and six months ended July 29, 2007, respectively, and $0.17 and $0.34 for the three and six months ended July 30, 2006, respectively. The diluted net income per share would have been $0.29 and $0.51 for the three and six months ended July 29, 2007, respectively, and $0.15 and $0.31 for the three and six months ended July 30, 2006, respectively.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the graphics processing unit, or GPU, business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products, the professional solutions business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products, the media and communications processor, or MCP, business, which is comprised of NVIDIA nForce core logic and motherboard GPU products, and our consumer products business, or CPB, which is comprised of mobile and consumer products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices and license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $62.9 million and $58.4 million for second quarter of fiscal years 2008 and 2007, respectively, and total $130.8 million and $108.5 million for the first half of fiscal years 2008 and 2007, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  All relevant prior period amounts have been revised to conform to the presentation of our current fiscal quarter.

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

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.7	57.5	54.8	57.6
Gross profit	45.3	42.5	45.2	42.4
Operating expenses:
Research and development	16.9	18.6	17.8	18.3
Sales, general and administrative	8.7	10.0	9.1	9.7
Total operating expenses	25.6	28.6	26.9	28.0
Operating income	19.7	13.9	18.3	14.4
Interest and other income, net	1.7	1.3	1.6	1.3
Income before income tax expense	21.4	15.2	19.9	15.7
Income tax expense	3.0	2.6	2.8	2.7
Cumulative effect of change in accounting principle	—	—	—	0.1
Net income	18.4%	12.6%	17.1%	13.1%

Three and Six months Ended July 29, 2007 and July 30, 2006

Revenue

Revenue was $935.3 million for our second quarter of fiscal year 2008, compared to $687.5 million for our second quarter of fiscal year 2007, which represents an increase of 36.0%.  Revenue was $1.78 billion for the first half of fiscal 2008 and $1.37 billion for the first half of fiscal 2007, which represented an increase of 30.0%.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 55.2% to $579.0 million in the second quarter of fiscal year 2008, compared to $373.1 million for the second quarter of fiscal year 2007. This increase was primarily due to increased sales of our desktop GPU products and notebook GPU products.  Sales of our desktop GPU products increased by approximately 37% compared to the second quarter of fiscal year 2007.  This increase was for the most part due to share gains we experienced in the Standalone Desktop segment as reported in the latest PC Graphics 2007 Report from Mercury Research which was driven by the leadership position of our top to bottom GeForce 8-based family.  Sales of our NVIDIA notebook GPU products increased by approximately 129% compared to the second quarter of fiscal year 2007.  Notebook GPU revenue growth was mostly due to share gains in the Standalone Notebook segment as reported in the latest PC Graphics 2007 Report from Mercury Research.  Our share gains in the Standalone Notebook segment were primarily as a result of shipments of products used in notebook PC design wins related to Intel’s new Santa Rosa platform.

GPU Business revenue increased by 36.6% to $1.06 billion for the first half of fiscal 2008, compared to $777.9 million for the first half of fiscal 2007.  This increase was primarily the result of increased sales across all GPU categories.  Sales of our desktop GPU products increased approximately 25% and notebook GPU products increased by approximately 101% as compared to the first half of fiscal year 2007.  This increase for the most part was due to share gains in the Standalone Desktop and the Standalone Notebook segments as reported in the latest PC Graphics 2007 Report from Mercury Research.  Our share gains in the Standalone Desktop segment were primarily driven by the leadership position of our GeForce 8-based products and our share gains in the Standalone Notebook segment were primarily the result of shipments of products used in notebook PC design wins related to Intel’s new Santa Rosa platform.

PSB. PSB revenue increased by 8.7% to $127.3 million in the second quarter of fiscal year 2008, compared to $117.1 million for the second quarter of fiscal year 2007.  PSB revenue increased by 23.5% to $268.2 million for the first half of fiscal 2008 as compared to $217.2 million for the first half of fiscal 2007.  Our NVIDIA professional workstation product sales increased due to an overall increase in shipments of boards and chips as compared to the second quarter and first half of fiscal year 2007.  This increase was primarily driven by our transition from previous generation of NVIDIA Quadro professional workstation products to GeForce 7-based and GeForce 8-based products.

MCP Business. MCP Business revenue increased by 15.8% to $161.1 million in the second quarter of fiscal year 2008, compared to $139.1 million for the second quarter of fiscal year 2007.  The increase was a result of an approximately 17% increase in sales of our AMD-based platform products and over an 100% increase in sales of our Intel-based platform products as compared to the second quarter of fiscal year 2007. The increase in our AMD-based platform products was led by sales of notebook graphics products and by our ramping up shipments of our Intel-based platform products after the third quarter of fiscal year 2007.  These increases were offset by a decline in sales of products related to our acquisition of ULi Electronics, Inc.

MCP business revenue increased by 20.3% to $309.8 million for the first half of fiscal 2008 as compared to $257.5 million for the first half of fiscal 2007.  The increase was a result of an approximately 15% increase in sales of our AMD-based platform products and over a 200% increase in sales of our Intel-based platform products as compared to the first half of fiscal year 2007. The increase in our AMD-based platform products was led by sales of  notebook graphics products and by our ramping up shipments of our Intel-based platform products after the third quarter of fiscal year 2007. These increases were offset by a decline in sales of products related to our acquisition of ULi Electronics, Inc.

CPB.  CPB revenue increased by 11.7% to $62.2 million for the second quarter of fiscal year 2008, compared to $55.7 million for the second quarter of fiscal year 2007.  CPB revenue increased by 14.4% to $129.4 million for the first half of fiscal 2008 as compared to $113.1 million for the first half of fiscal 2007. The overall increase in CPB revenue is primarily due to increased revenue from our digital consumer electronics devices and sales related to our acquisition of PortalPlayer Inc., or PortalPlayer, in January 2007. These increases were offset by a decrease in revenue from our cell phone products and contractual development arrangements with Sony Computer Entertainment, or SCE.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 88.3% and 83.1% of total revenue for the second quarter of fiscal years 2008 and 2007, respectively, and 85.1% and 83.9% for the first half of fiscal years 2008 and 2007, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

 In the second quarter of fiscal years 2008 and 2007, sales to one significant customer, in excess of 10% of our total revenue, accounted for approximately 12% and 15%, respectively, of our total revenue.  Sales to our largest customer accounted for approximately 11% and approximately 12% of our total revenue for the first half of fiscal years 2008 and 2007, respectively.

Gross Profit and Gross Margin

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

Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin was 45.3% and 42.5% for the second quarter of fiscal year 2008 and 2007, respectively. The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  Our gross margin is significantly impacted by the mix of products we sell. Product mix is often difficult to estimate with accuracy and, thus, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.  We expect gross margin to remain relatively flat, or improve slightly, during the third quarter of fiscal year 2008. A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business increased during the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007, as well as during the first half of fiscal year 2008 as compared to the first half of fiscal year 2007.  This increase was primarily due to increased sales of our GeForce 8 series GPUs, which began selling in the third quarter of fiscal year 2007. Our GeForce 8 series and our GeForce 7 series GPUs generally have higher gross margins than our previous generations of GPUs. Additionally, the costs of memory purchases were more favorable during the second quarter of fiscal year 2008.

PSB. The gross margin of our PSB increased during the second quarter of fiscal year 2008 as compared to the second quarter fiscal year 2007, as well as during the first half of fiscal year 2008 as compared to the first half of fiscal year 2007.  This increase was primarily due to increased sales of our GeForce 8-based NVIDIA Quadro products, which began selling in the fourth quarter of fiscal year 2007, and GeForce 7-based NVIDIA Quadro products, which generally have higher gross margins than our previous generations of NVIDIA Quadro products.

MCP Business. The gross margin of our MCP Business increased during the second quarter of fiscal year 2008 as compared to the second quarter fiscal year 2007, as well as during the first half of fiscal year 2008 as compared to the first half of fiscal year 2007.  This increase was primarily due to a shift in product mix towards Intel-based platform products, of which we began to ramp up shipment after the third quarter of fiscal year 2007, and inventory reserves that we recorded as a charge to cost of revenue during the first quarter of fiscal 2007 of approximately $4.1 million related to certain NVIDIA nForce purchase commitments that we believed had exceeded future demand.

CPB. The gross margin of our CPB decreased during the second quarter of fiscal year 2008 as compared to the second quarter fiscal year 2007, as well as during the first half of fiscal year 2008 as compared to the first half of fiscal year 2007.  This decrease was primarily due to a drop in gross profit realized from sales of our high-end feature cellular phone and other handheld devices.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	July 29, 2007	July 30, 2006	$ Change	% Change	July 29, 2007	July 30, 2006	$ Change	% Change
	(in millions)				(in millions)
Research and Development:
Salaries and benefits	$89.8	$67.0	$22.8	34%	$177.5	$135.0	$42.5	31%
Depreciation and amortization	17.2	15.1	2.1	14%	33.7	30.1	3.6	12%
Stock-based compensation	16.4	16.6	(0.2)	(1)%	38.8	31.0	7.8	25%
Computer software and lab equipment	15.6	13.4	2.2	16%	30.5	26.3	4.2	16%
Facility expense	12.7	8.8	3.9	44%	24.4	16.9	7.5	44%
New product development	2.6	7.3	(4.7)	(64)%	6.8	14.8	(8.0)	(54)%
License and development project costs	(1.5)	(4.9)	3.4	(69)%	(3.9)	(10.7)	6.8	(64)%
Other	5.2	4.0	1.2	30%	8.5	7.1	1.4	20%
Total	$158.0	$127.3	$30.7	24%	$316.3	$250.5	$65.8	26%

Research and development as a percentage of net revenue	17%	19%			18%	18%

Research and development expenses were $158.0 million and $127.3 million in the second quarter of fiscal years 2008 and 2007, respectively, an increase of $30.7 million, or 24%.  The increase was primarily due to a $22.8 million increase in salaries and benefits, which was related to hiring of approximately 710 additional personnel in research and development. Despite an increase in headcount, stock-based compensation expense remained comparable between the second quarters of fiscal years 2008 and 2007, primarily because the increase in compensation expense related to stock options granted since the second quarter of fiscal year 2007 was offset by a combination of the reduction in compensation expense related to older awards that were almost completely vested and amortized by the end of the first quarter of fiscal 2008 and the transition from the Black-Scholes model to the binomial valuation model.  Facilities increased $3.9 million due to increased facilities expense allocation, and computer software and equipment increased $2.2 million primarily due to increased allocation of information technology expenses, both of which were based on the growth in headcount in departments related to research and development functions when compared to the growth in headcount related to sales, general and administrative functions. License and development project costs increased by $3.4 million primarily related to decreased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. Certain of our personnel who usually devote their time to research and development efforts have spent time working on these development projects. The cost associated with the time these individuals spend working on development projects is allocated from research and development to cost of revenue or is capitalized on our balance sheet. During the second quarter of fiscal year 2008, less time was spent working on development projects, so less cost was allocated to cost of revenue or capitalized and, therefore, more cost remained in research and development. Depreciation and amortization expense increased $2.1 million due to emulation hardware and software programs that were purchased during fiscal year 2007, resulting in a full period of depreciation in the second quarter of fiscal year 2008 compared to a partial period of depreciation in fiscal year 2007. These increases were offset by a decrease of $4.7 million in new product development costs as a result of decreases in costs related to product tape-outs during the second quarter of fiscal year 2008.

Research and development expenses were $316.3 million and $250.5 million in the first half of fiscal years 2008 and 2007, respectively, an increase of $65.8 million, or 26%.  The increase was primarily due to a $42.5 million increase in salaries and benefits which was related to hiring of approximately 710 additional personnel. Stock-based compensation expense increased by $7.8 million primarily due to an increase in headcount, offset by a combination of the reduction in compensation expense related to older awards that were almost completely vested and amortized by the end of the first quarter of fiscal 2008 and the transition from the Black-Scholes model to the binomial valuation model. Facilities increased $7.5 million due to increased facilities expense allocation, and computer software and equipment increased $4.2 million primarily due to increased allocation of information technology expenses, both of which were based on the growth in headcount in departments related to research and development functions when compared to the growth in headcount related to sales, general and administrative functions. License and development project costs increased by $6.8 million primarily related to decreased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. Certain of our personnel who usually devote their time to research and development efforts have spent time working on these development projects. The cost associated with the time these individuals spend working on development projects is allocated from research and development to cost of revenue or is capitalized on our balance sheet. During the first half of fiscal year 2008, less time was spent working on development projects, so less cost was allocated to cost of revenue or capitalized and, therefore, more cost remained in research and development. Depreciation and amortization expense increased $3.6 million due to emulation hardware and software programs that were purchased during fiscal year 2007, resulting in a full period of depreciation in the first half of fiscal year 2008 compared to a partial period of depreciation in the first half of fiscal year 2007. These increases were offset by a decrease of $8.0 million in new product development costs as a result of decreases in costs of product tape-outs and in prototype materials during the first half of fiscal year 2008.

We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development. However, research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Sales, General and Administrative

	Three Months Ended				Six Months Ended
	July 29, 2007	July 30, 2006	$ Change	% Change	July 29, 2007	July 30, 2006	$ Change	% Change
	(in millions)				(in millions)
Sales, General and Administrative:
Salaries and benefits	$39.2	$32.4	$6.8	21%	$81.1	$65.2	$15.9	24%
Advertising and promotions	14.2	15.0	(0.8)	(5)%	28.0	29.6	(1.6)	(5)%
Legal and accounting fees	10.4	3.8	6.6	174%	16.4	6.6	9.8	148%
Stock-based compensation	10.3	10.5	(0.2)	(2)%	22.5	17.1	5.4	32%
Depreciation and amortization	2.9	2.5	0.4	16%	5.6	4.6	1.0	22%
Facility expense	2.7	4.3	(1.6)	(37)%	5.5	8.3	(2.8)	(34)%
Other	1.6	0.6	1.0	167%	2.8	1.6	1.2	75%
Total	$81.3	$69.1	$12.2	18%	$161.9	$133.0	$28.9	22%

Sales, general and administrative as a percentage of net revenue	9%	10%			9%	10%

Sales, general and administrative expenses were $81.3 million and $69.1 million in the second quarter of fiscal years 2008 and 2007, respectively, an increase of $12.2 million, or 18%, primarily due to a $6.8 million increase in salaries and benefits related to our hiring of approximately 140 additional personnel. Despite an increase in headcount, stock-based compensation expense remained comparable between the second quarters of fiscal years 2008 and 2007, primarily because the increase in compensation expense related to stock options granted since the second quarter of fiscal year 2007 was offset by a combination of the reduction in compensation expense related to older awards that were almost completely vested and amortized by the end of the first quarter of fiscal 2008 and the transition from the Black-Scholes model to the binomial valuation model.  Legal and accounting fees increased by $6.6 million primarily due to legal fees related to the 3dfx and Department of Justice, or DOJ, matters described in Note 13 of the Notes to Condensed Consolidated Financial Statements. In addition, we received an insurance reimbursement which reduced our legal costs in the second quarter of fiscal year 2007. These increases were offset by a decrease of $1.6 million in facilities due to decreased facilities expense allocation to sales, general and administrative functions, which was driven by greater incremental headcount growth in departments that are included within the research and development functions.

Sales, general and administrative expenses were $161.9 million and $133.0 million for the first half of fiscal years 2008 and 2007, respectively, an increase of $28.9 million, or 22%.  The increase was primarily due to a $15.9 million increase in salaries and benefits which related to our having added approximately 140 additional personnel. Stock-based compensation expense increased by $5.4 million primarily due to an increase in headcount, offset by a combination of the reduction in compensation expense related to older awards that were almost completely vested and amortized by the end of the first quarter of fiscal 2008 and the transition from the Black-Scholes model to the binomial valuation model. Legal and accounting fees increased by $9.8 million primarily due to legal fees related to the 3dfx and DOJ matters described in Note 13 of the Notes to Condensed Consolidated Financial Statements.  These increases in sales, general and administrative expenses were offset by a decrease of $2.8 million in facilities due to decreased facilities expense allocation to sales, general and administrative functions, which was driven by greater incremental headcount growth in departments that are included within the research and development functions.

Operating Expenses

We expect operating expenses to increase by 5% to 7% from the second quarter to the third quarter of fiscal year 2008 as a result of continued hiring and salary increases.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $15.6 million and $8.8 million in the second quarter of fiscal years 2008 and 2007, respectively, an increase of $6.8 million.   Interest income was $28.8 million and $17.6 million for the first half of fiscal 2008 and fiscal 2007, respectively, an increase of $11.2 million.  These increases were primarily the result of higher average balances of cash, cash equivalents, and marketable securities during the first half of fiscal year 2008 when compared to the first half of fiscal year 2007.

Income Taxes

We recognized income tax expense of $28.1 million and $17.8 million for the second quarter of fiscal years 2008 and 2007, respectively, and $49.6 million and $36.5 million for the first half of fiscal years 2008 and 2007, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 14% and 17% for the second quarter and first half of fiscal years 2008 and 2007, respectively. Our effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions.

Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

	As of July 29, 2007	As of January 28, 2007
	(In millions)
Cash and cash equivalents	$914.7	$544.4
Marketable securities	656.8	573.4
Cash, cash equivalents, and marketable securities	$1,571.5	$1,117.8

	Six Months Ended
	July 29, 2007	July 30, 2006
	(In millions)
Net cash provided by operating activities	$637.6	$67.4
Net cash used in investing activities	$(149.0)	$(172.5)
Net cash provided by (used in) financing activities	$(118.3)	$(58.2)

As of July 29, 2007, we had $1.57 billion in cash, cash equivalents and marketable securities, an increase of $453.7 million from the end of fiscal year 2007. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

 Operating activities generated cash of $637.6 million during the first half of fiscal year 2008. The cash provided by operating activities has increased due to an increase in our net income during the comparable periods. Additionally, operating activities have generated cash in amounts greater than net income primarily due to non-cash charges such as stock-based compensation expense, depreciation and amortization.  The improvement we experienced in days sales in inventory, correlates to the incremental inflow from inventory sell through in excess of purchases.  In addition, improved days sales outstanding was due to increased linearity of sales during the period which contributed to inflows of collections from accounts receivable.

Investing activities have consisted primarily of purchases and sales of marketable securities, purchases of property and equipment and purchases of intangible assets. Investing activities used cash of $149.0 million during the first half of fiscal year 2008, primarily due to $67.7 million for capital expenditures, including purchases of new research and development equipment, hardware equipment, technology licenses, software and intangible assets and $81.2 million of net purchases of marketable securities. We expect to spend approximately $50.0 million to $70.0 million for capital expenditures unrelated to acquisitions during the remainder of fiscal year 2008. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

Financing activities used cash of $249.4 million towards our stock repurchase program for the first half of fiscal 2008 and provided cash of $131.1 million from common stock issued under employee stock plans during the first half of fiscal year 2008.

Stock Repurchase Program

During fiscal year 2005, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program.  In fiscal 2008, on May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

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

During the second quarter of fiscal 2007, we entered into a structured share repurchase transaction to repurchase 3.3 million shares for $124.4 million which we recorded on the trade date of the transaction.  Through July 29, 2007, we have repurchased 34.7 million shares under our stock repurchase program for a total cost of $737.5 million.

Subsequent to July 29, 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our third quarter of fiscal year 2008 ending on October 28, 2007.

    Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers' products;
•	inability to successfully develop and produce in volume production our next-generation products;
•	competitive pressures resulting in lower than expected average selling prices; and
•	new product announcements or product introductions by our competitors.

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

However, the conditional settlement never progressed substantially through the confirmation process. On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. Trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property?. At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit a post-trial briefing. That briefing was concluded on May 25, 2007, and the Bankruptcy Court’s decision is still pending.

Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

Contractual Obligations

At July 29, 2007, we had outstanding inventory purchase obligations totaling approximately $483.4 million. There were no other material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended January 28, 2007. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of July 29, 2007, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 27, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our fiscal quarter ending April 27, 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of July 29, 2007, we had $1.57 billion in cash, cash equivalents and marketable securities.

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

  As of July 29, 2007, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $3.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 29, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our quarter ended July 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. Ten derivative complaints have been filed in state and federal court pertaining to allegations relating to stock option grants. We cannot assure you that these or future similar complaints, or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. On August 5, 2007, our Board authorized the formation of a Special Litigation Committee, comprised of three current Board members, to investigate, evaluate, and make a determination as to how NVIDIA should proceed with respect to the claims and allegations asserted in the underlying derivative cases brought on behalf of NVIDIA. The conduct and resolution of these matters will be time consuming, expensive and could distract our management’s attention from the conduct of our business which could negatively impact our business.

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

Because our gross margin for any period depends on a number of factors, our failure to forecast changes in any of the factors could adversely affect our gross margin.

We continue to pursue improved gross margin. Our gross margin for any period depends on a number of factors, including:

•	the mix of our products sold;
•	average selling prices;
•	introduction of new products;
•	sales discounts;
•	unexpected pricing actions by our competitors;
•	the cost of product components; and
•	the yield of wafers produced by the foundries that manufacture our products.

If we do not correctly forecast the impact of any of the relevant factors on our business, we may not be able to take action in time to counteract any negative impact on our gross margin. In addition, if we are unable to meet our gross margin target for any period or the target set by analysts, the trading price of our common stock may decline.

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

Failure to achieve expected manufacturing yields for existing and/or new products could negatively impact our financial results and damage our reputation.

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

Because of our potentially limited access to wafer fabrication capacity from our manufacturers, decreases in manufacturing yields could result in an increase in our per unit costs and force us to allocate our available product supply among our customers. This could potentially harm customer relationships, our reputation, our revenue, our gross profit and our gross margin.

To stay competitive, which may include entering new markets, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and had 2,865 full-time employees engaged in research and development as of July 29, 2007 and 2,156 full-time employees as of July 30, 2006. Research and development expenditures were $158.0 million and $316.3 million for the three and six months ended July 29, 2007, respectively and $127.3 million and $250.5 million for the three and six months ended July 30, 2006, respectively. Research and development expenses related to non-cash stock-based compensation expense included $16.4 million and $16.6 million for the second quarter of fiscal years 2008 and 2007, respectively, and $38.8 million and $31.0 million for the first half of fiscal years 2008 and 2007,  respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to remain competitive, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.

Our operating expenses are relatively fixed and we may not be able to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 25.6% and 28.6% of our total revenue during the second quarter of fiscal years 2008 and 2007, respectively and 26.9% and 28.0% for the first half of fiscal years 2008 and 2007, respectively. Operating expenses included $26.8 million and $27.1 million for the second quarter of fiscal years 2008 and 2007, and $61.4 million and $48.1 million for the first half of fiscal years 2008 and 2007, respectively, related to non-cash stock-based compensation expense. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

Failure to transition to new manufacturing process technologies could adversely affect our operating results and gross margin.

Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from commercial third-party foundries. Use of advanced processes may have initial yield problems and higher product cost. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. We currently use 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer and 65 nanometer process technologies for our families of graphics processing units, or GPUs, media and communications processors, or MCPs, cellular phones, other handheld devices and other digital consumer electronic devices.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our third-party manufacturers to migrate to smaller geometry processes successfully. Additionally, some of our competitors own their own manufacturing facilities. These competitors may be able to move to a new state of the art manufacturing process more quickly than our manufacturing partners. If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

Our failure to estimate customer demand properly may result in excess or obsolete inventory or, conversely, may result in inadequate inventory levels, either of which could adversely affect our financial results.

Our inventory purchases are based upon future demand forecasts or orders from our customers and may not accurately predict the quantity or type of products that our customers will want in the future or ultimately end up purchasing. In forecasting demand, we must make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory and/or a reduction in average selling prices, and where our gross margin could be adversely affected include:

•	if there were a sudden and significant decrease in demand for our products;
•	if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;
•	if we fail to estimate customer demand properly for our older products as our newer products are introduced; or
•	if our competition were to take unexpected competitive pricing actions.

    Conversely, if we underestimate our customers’ demand for our products, our third party manufacturing partners may not have adequate capacity to increase production for us meaning that we may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fill our customers’ orders on a timely basis, or at all, could damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation, any of which could adversely impact our financial results.

Because we order materials in advance of anticipated customer demand our ability to reduce our inventory purchase commitments quickly in response to any revenue shortfalls is limited.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. As a result, we may build inventories for anticipated periods of growth which do not occur. Any inability to sell products to which we have devoted significant resources could harm our business. In addition, cancellation or deferral of customer purchase orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. Additionally, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals or other revenue shortfalls. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or does not materialize or if we incorrectly forecast product demand, which could negatively impact our financial results.

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

The future success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by PC original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and add-in board and motherboard manufacturers, will aid our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in new system configurations. This requires that we do the following:

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

In the past, we have experienced delays in the development of new products. Any delay or failure of our GPUs, our other processors, or other technologies to meet or exceed specifications of our customers or competitive products could materially harm our business. The success of our new product introductions will depend on many factors, including the following:

•	proper new product definition;
•	timely completion and introduction of new product designs;
•	availability of next-generation software development tools to design, simulate and verify our products;
•	the ability of third-party manufacturers to effectively manufacture our new products in a timely manner;
•	dependence on third-party subcontractors for assembly, testing and packaging of our products and in meeting product delivery schedules and maintaining product quality;
•	the quality of new products;
•	differentiation of new products from those of our competitors;
•	market acceptance of our products and our customers' products; and
•	availability of adequate quantity and configurations of various types of memory products.

Our failure to successfully develop, introduce or achieve market acceptance for new processors or other technologies would harm our business.

Our failure to identify new market or product opportunities, or develop new products could harm our business.

As our GPUs and other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, we expect average selling prices and gross margins for our processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices and gross margin. In order for our processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our processors for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, and add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed, or that any new products will be sold.

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

Products as complex as those we offer may contain defects or experience failures when introduced or when new versions or enhancements to existing products are released. In the past, we have discovered defects and incompatibilities with customers’ hardware in some of our products. Similar issues in the future may result in delays or loss of revenue to correct any defects or incompatibilities. Errors in new products or releases and related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Our products typically go through only one verification cycle prior to beginning volume production and distribution. As a result, our products may contain defects or flaws that are undetected prior to volume production and distribution. If these defects or flaws exist and are not detected prior to volume production and distribution, we may be required to reimburse customers for costs to repair or replace the affected products in the field. We also face the risk of product recalls or product returns.  A significant number of product returns due to a defect or recall could damage our reputation, result in our customers working with our competitors, and could adversely impact our financial results. We may also be required to incur additional research and development costs to find and correct the defect, which could divert the attention of our management and engineers from the development of new products. These costs could be significant and could adversely affect our business and operating results. We may also suffer a loss of reputation, loss of revenues and/or a loss in our market share, any of which could materially harm our financial results.

Risks Related to Our Partners and Customers

    We depend on foundries and independent contractors to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we utilize industry-leading suppliers to produce our semiconductor wafers with their state-of-the-art fabrication equipment and techniques. Therefore, we rely on our manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and deliver wafers to us on a timely basis at acceptable prices.  Since we obtain semiconductor wafers on a purchase order basis, the foundries we use have no obligation to provide us with any specified minimum quantities of product so we rely on them to allocate to us a portion of their manufacturing capacity that will be sufficient to meet our needs.  Because these suppliers, including the fabrication facility that produces a majority of our products, fabricate wafers for other companies, including some of our competitors, could choose to prioritize capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice, they may be unable to meet our near-term or long-term manufacturing or pricing requirements. If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation.

Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with the third-party manufacturers we may use to ensure adequate product supply and competitive pricing so that we are able to respond to customer demand.

    We may not be able to realize the potential financial or strategic benefits of business acquisitions, which could hurt our ability to grow our business, develop new products or sell our products.

We have acquired and invested in other businesses that offered products, services and technologies that we believed would help expand or enhance our existing products and services or help expand our distribution channels. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. For example, in February 2006 we completed the acquisition of ULi Electronics, Inc., or ULi, in March 2006 we completed the acquisition of Hybrid Graphics Ltd., or Hybrid Graphics and in January 2007 we completed the acquisition of PortalPlayer, Inc., or PortalPlayer. If we do consider other acquisitions, a strategic alliance or a joint venture, the negotiations could divert management’s attention as well as other resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, sell our products, and ultimately could have a negative impact on our growth or our financial results:

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

In April 2005, we finalized our definitive agreement with Sony Computer Entertainment, or SCE, to jointly develop custom GPU for SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE. During the second quarter of fiscal years 2008 and 2007, we recognized $21.8 million and $23.8 million of revenue, and $44.5 million and $47.2 million for the first half of fiscal years 2008 and 2007, respectively, from our contractual arrangements with SCE. Given the intense competition in the game console market, there can be no assurance that the PlayStation3 will achieve long term commercial success. If we do not receive royalties as we anticipate, our revenue and gross margin may be adversely affected.

    Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

    Our accounts receivable are highly concentrated. Two of our customers had individual balances in excess of 10% of total accounts receivable.  These customers accounted for approximately 24% and 23% of our total accounts receivable balance as at July 29, 2007 and January 28, 2007, respectively, and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

We rely on third-party vendors to supply software development tools to us for the development of our new products and we may be unable to obtain the tools necessary to develop or enhance new or existing products.

When we design and develop new products or product enhancements, we rely on third-party software development tools to assist us in the design, simulation and verification of new products or enhancements to existing products. If the software development tools available at the time that we are designing, simulating or verifying a product are not sophisticated enough or technologically advanced enough for our purposes, we may be unable to bring our products, or enhancements to existing products, to market in a timely manner, or at all.  In the past, we have experienced delays in the introduction of products as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. In the future, the design requirements necessary to meet consumer demands for more features and greater functionality from our processors may exceed the capabilities of the software development tools that are available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, we may miss design cycles or lose design wins either of which could result in a loss of market share, a decrease in revenue or negatively impact our operating results.

Because of the importance of software development tools to the development of our products a critical component of our product development efforts is our partnerships with leaders in the computer-aided design industry, including Cadence Design Systems, Inc. and Synopsys, Inc. We have invested significant resources to develop relationships with these industry leaders and have often assisted them in the definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking segments and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of our customers. If these relationships are not successful, we may not be able to develop new products or enhancements for existing products in a timely manner, which could result in a loss of market share, a decrease in revenue and a negative impact on our operating results.

We sell our products to a small number of customers and our business could suffer if we lose any of these customers.

We have only a limited number of customers and our sales are highly concentrated. Sales to one of our customers was in excess of 10% of our total revenue. This customer  accounted for approximately 12% and 15% of our total revenue in the second quarter of fiscal years 2008 and 2007, respectively as well as for 11% and 12% of our total revenue for the first half of fiscal years 2008 and 2007, respectively. Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Risks Related to Our Competition

As Intel and AMD continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

We expect substantial competition from both Intel’s and AMD’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution. AMD has also announced a platform solution. Additionally, we expect that Intel and AMD will extend this strategy to other segments, including the possibility of successfully integrating a CPU and a GPU on the same chip. If AMD and Intel continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

The market for our products is highly competitive and we may be unable to compete.

The market for our products is highly competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are:

•	performance;
•	breadth of product offerings;
•	access to customers and distribution channels;
•	backward-forward software support;
•	conformity to industry standard application programming interfaces;
•	manufacturing capabilities;
•	price of processors; and
•	total system costs of add-in boards and motherboards.

We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, either of which could harm our business.

For example, we are the largest supplier of AMD 64 chipsets with 62% segment share in the second quarter of calendar year 2007, as reported in the latest PC Processor and Chipset report from Mercury Research. Decline in demand in the AMD segment would harm our business.

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

•
suppliers of GPUs or GPU intellectual property for handheld and digital consumer electronics devices that incorporate advanced graphics functionality as part of their existing solutions, such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd., or Marvell, NEC Corporation, Qualcomm Incorporated, or Qualcomm, Renesas Technology, Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.; and

•
suppliers of application processors for handheld and digital consumer electronics devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments Inc., Qualcomm, Marvell, Freescale Semiconductor Inc., Samsung and ST Microelectronics.

If and to the extent we offer products outside of the consumer and enterprise PC, notebook, workstation, personal digital assistant, or PDA, cellular phone, and video game console markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current or new markets, our financial results will suffer.

Risks Related to Market Conditions

We are subject to risks associated with international operations which may harm our business.

Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 88.3% and 83.1% of our revenue for the second quarter of fiscal years 2008 and 2007, and 85.1% and 83.9% of our revenue for the first half of fiscal years 2008 and 2007, respectively, from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:

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

If our products do not continue to be adopted by the consumer and enterprise desktop PC, notebook PC, workstation, high-performance computing, personal digital assistant, or PDA, cellular handheld devices, and video game console markets or if the demand in these markets for new and innovative products decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in consumer and enterprise PC, notebook PC, workstation, high-performance computing, PDA, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised over 79.1% and 74.5% of revenue for the second quarter of fiscal years 2008 and 2007 and 77.1% and 75.6% during first half of fiscal years 2008 and 2007, respectively. As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the consumer and enterprise PC, notebook, workstation, high-performance computing, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, OEMs, ODMs, add-in-card and motherboard manufacturers, system builders and consumer electronics companies, do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline. Decreased sales of our products for these markets could negatively impact our financial results.

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

At July 29, 2007 and January 28, 2007, we had $1.57 billion and $1.12 billion in cash, cash equivalents and marketable securities. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

As of August 21, 2007, over 50 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.

In the consolidated proceedings, two groups of plaintiffs (one representing all direct purchasers of GPUs and the other representing all indirect purchasers) filed consolidated, amended class-action complaints on June 14, 2007.  These complaints purport to assert federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, Inc., or ATI, and Advanced Micro Devices, Inc., or AMD as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

On July 16, 2007, we moved to dismiss the amended complaints.  The motions to dismiss are pending and scheduled to be heard by Judge Alsup on September 20, 2007.  We also moved to stay all discoveries while the motions to dismiss are resolved.  The court granted our motion to stay on July 24, 2007.  We believe the allegations in the consolidated, amended complaints are without merit and intend to vigorously defend the cases. Costs of defense and any damages resulting from a ruling against us or a settlement of the litigation could adversely affect our business.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the second quarter of fiscal years 2008 and 2007 we recorded $29.5 million and $28.9 million, respectively, and $66.9 million and $51.1 million for the first half of fiscal years 2008 and 2007, respectively, related to non-cash stock-based compensation, resulting from our compliance with SFAS 123 (R), which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

We expect that as the number of issued hardware and software patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may increase. We may become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or by our customers that we have agreed to indemnify them for certain claims of infringement. An unfavorable ruling could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

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

If infringement claims are made against us or we are found to infringe a third parties’ patent, we may seek licenses under the third parties’ patents or other intellectual property rights. In addition, an indemnified customer may be required to obtain a license to a third parties’ patents or intellectual property. However, licenses may not be offered to us at all or on terms acceptable to us, particularly by competitors. If we fail to obtain a license from a third party for technology that we use or that is used in one of our products that is used by an indemnified customer, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products either of which could reduce our revenue and harm our business. Furthermore, the indemnification of a customer may increase our operating expenses which could negatively impact our operating results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, the manner in which companies and their independent public accounting firms apply these requirements and testing companies’ internal controls, remains subject to some uncertainty. To date, we have incurred, and we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. Despite our efforts, if we identify a material weakness in our internal controls, there can be no assurance that we will be able to remediate such material weakness identified in a timely manner, or that we will be able to maintain all of the controls necessary to determine that our internal control over financial reporting is effective. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

Changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States.  These principles are constantly subject to review and interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During fiscal year 2005, we announced that our Board of Directors, or Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal 2008, on May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

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

During the second quarter of fiscal year 2008, we entered into a structured share repurchase transaction to repurchase 3.3 million shares of our common stock for $124.4 million, which we recorded on the trade date of the transaction. Through July 29, 2007, we have repurchased 34.7 million shares under our stock repurchase program for a total cost of $737.5 million.

Subsequent to July 29, 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our third quarter of fiscal year 2008 ending on October 28, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 30, 2007 through May 27, 2007	-	$-	-	86,869,417
May 28, 2007 through June 24, 2007	-	$-	-	1,086,869,417
June 25, 2007 through July 29, 2007	3,333,333	$37.32	3,333,333	962,482,529
Total	3,333,333	$37.32	3,333,333

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
(2) Represents weighted average price paid per share during the quarter ended July 29, 2007.
(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the second quarter of fiscal year 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $124.4 million. Subsequent to July 29, 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our third quarter of fiscal year 2008 ending on October 28, 2007.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 21, 2007 the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of management’s solicitation.

1.	The election of three (3) directors to serve for a three-year term until the 2010 Annual Meeting of Stockholders. The results of the voting were as follows:

a.	James C. Gaither
Number of shares For 203,811,310
Number of shares Withholding Authority 130,375,475

b.	Jen-Hsun Huang
Number of shares For 324,539,772
Number of shares Witholding Authority 9,647,013

c.	A. Brooke Seawell
Number of shares For 316,812,050
Number of shares Witholding Authority 17,374,735

The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Tench Coxe, Steven Chu, Harvey C. Jones, William J. Miller and Mark L. Perry.

2.	The approval of the NVIDIA Corporation 2007 Equity Incentive Plan. The results of the voting were as follows:

Number of shares voted For	182,726,644
Number of shares voted Against	102,346,413
Number of shares Abstaining	2,069,274
Number of Broker Non-Votes	47,044,454

3.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered accounting firm for our fiscal year ending January 27, 2008. The results of the voting were as follows:

Number of shares voted For	328,541,406
Number of shares voted Against	3,748,287
Number of shares Abstaining	1,897,092
Number of Broker Non-Votes	-

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.1		NVIDIA Corporation 2007 Equity Incentive Plan	8-K	000-23985	10.1	June 27, 2007

10.2	*	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)

10.3	*	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service)

10.4	*	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant)

10.5	*	2007 Equity Incentive Plan - Non Statutory Stock Option

10.6	*	2007 Equity Incentive Plan - Incentive Stock Option

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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

Date: August 22, 2007
NVIDIA Corporation
By:	/s/ MARVIN D. BURKETT
Marvin D. Burkett
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.1		NVIDIA Corporation 2007 Equity Incentive Plan	8-K	000-23985	10.1	June 27, 2007

10.2	*	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)

10.3	*	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service)

10.4	*	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant)

10.5	*	2007 Equity Incentive Plan - Non Statutory Stock Option

10.6	*	2007 Equity Incentive Plan - Incentive Stock Option

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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