Form 10-Q
period 2007-11-21
NVIDIA CORP
filed 2007-11-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended October 28, 2007

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

The number of shares of common stock, $.001 par value, outstanding as of November 14, 2007 was 555,571,452.

                                                            NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 28, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006

Revenue	$1,115,597	$820,572	$2,895,130	$2,189,898
Cost of revenue	600,044	486,630	1,575,447	1,275,155
Gross profit	515,553	333,942	1,319,683	914,743
Operating expenses:
Research and development	179,529	140,732	495,802	391,191
Sales, general and administrative	88,183	75,597	250,034	208,614
Total operating expenses	267,712	216,329	745,836	599,805
Operating income	247,841	117,613	573,847	314,938
Interest income	17,416	10,652	46,250	28,278
Interest expense	—	(22)	—	(29)
Other income (expense), net	1,542	84	1,342	(266)
Income before income tax expense	266,799	128,327	621,439	342,921
Income tax expense	31,138	21,816	80,787	58,297
Income before change in accounting principle	235,661	106,511	540,652	284,624
Cumulative effect of change in accounting principle	—	—	—	704
Net income	$235,661	$106,511	$540,652	$285,328

Basic net income per share:
Prior to cumulative effect of change in accounting principle	$0.42	$0.20	$0.99	$0.55
Cumulative effect of change in accounting principle	—	—	—	—
Basic net income per share	$0.42	$0.20	$0.99	$0.55
Shares used in basic per share computation	554,966	528,986	547,796	514,112

Diluted net income per share:
Prior to cumulative effect of change in accounting principle	$0.38	$0.18	$0.89	$0.50
Cumulative effect of change in accounting principle	—	—	—	—
Diluted net income per share	$0.38	$0.18	$0.89	$0.50
Shares used in diluted per share computation	612,985	586,733	605,733	570,422

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 28, 2007	January 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,056,702	$544,414
Marketable securities	796,251	573,436
Accounts receivable, net	552,407	518,680
Inventories	306,143	354,680
Prepaid expenses and other current assets	44,551	40,560
Total current assets	2,756,054	2,031,770
Property and equipment, net	322,946	260,828
Goodwill	292,934	301,425
Intangible assets, net	78,173	45,511
Deposits and other assets	25,156	35,729
Total assets	$3,475,263	$2,675,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$449,792	$272,075
Accrued liabilities	406,650	366,732
Total current liabilities	856,442	638,807
Deferred tax and other long-term liabilities	140,895	29,537
Commitments and contingencies - see Note 13
Stockholders’ equity:
Preferred stock	—	—
Common stock	615	583
Additional paid-in capital	1,598,291	1,295,455
Treasury stock, at cost	(861,547)	(487,120)
Accumulated other comprehensive income, net	3,350	1,436
Retained earnings	1,737,217	1,196,565
Total stockholders' equity	2,477,926	2,006,919
Total liabilities and stockholders' equity	$3,475,263	$2,675,263

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	October 28, 2007	October 29, 2006
Cash flows from operating activities:
Net income	$540,652	$285,328
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	98,868	83,244
Depreciation and amortization	96,256	73,270
Deferred income taxes	67,279	25,617
Payments under patent licensing arrangement	(49,634)	—
Excess tax benefits from stock-based compensation	—	(22,559)
Cumulative effect of change in accounting principle	—	(704)
In-process research and development	—	602
Other	618	262
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(32,943)	(112,335)
Inventories	48,590	(112,540)
Prepaid expenses and other current assets	(4,327)	(10,502)
Deposits and other assets	3,193	(13,670)
Accounts payable	175,096	82,573
Accrued liabilities	74,077	78,130
Net cash provided by operating activities	1,017,725	356,716

Cash flows from investing activities:
Purchases of marketable securities	(739,706)	(179,050)
Sales and maturities of marketable securities	521,712	146,745
Purchases of property and equipment and intangible assets	(117,406)	(69,564)
Acquisition of businesses, net of cash and cash equivalents	—	(67,037)
Investments in non-affiliates	—	(8)
Net cash used in investing activities	(335,400)	(168,914)

Cash flows from financing activities:
Common stock issued under employee stock plans	204,390	154,607
Stock repurchase	(374,427)	(174,978)
Excess tax benefits from stock-based compensation	—	22,559
Net cash provided by (used in) financing activities	(170,037)	2,188

Change in cash and cash equivalents	512,288	189,990
Cash and cash equivalents at beginning of period	544,414	551,756
Cash and cash equivalents at end of period	$1,056,702	$741,746

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$4,299	$27,226
Other non-cash activities:
Unrealized gains from marketable securities	$2,571	$1,052
Assets acquired by assuming related liabilities	$16,348	$51,463
Deferred compensation	$—	$3,604

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

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday in January nearest January 31. Each quarter in fiscal years 2008 and 2007 was a 13-week quarter.

Stock Split

On August 9, 2007, we announced that our Board approved a three-for-two stock split of our outstanding shares of common stock on Monday, August 20, 2007 to be effected in the form of a stock dividend. The stock split was effective on Monday, September 10, 2007 and entitled each stockholder of record to receive one additional share for every two outstanding shares of common stock held and cash in lieu of fractional shares. All share and per-share numbers contained herein have been retroactively adjusted to reflect this stock split.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our policy on sales to distributors, who have rights of return, is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. We are required to adopt the provisions of EITF 07-3 beginning with our fiscal quarter ending April 27, 2008. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial position, results of operations and cash flows.

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

Note 2 - Stock-Based Compensation

At the beginning of fiscal year 2007, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, we measure stock-based compensation at grant date, based on the fair value of the awards, and we recognize that compensation as expense using the straight-line attribution method over the requisite employee service period, which is typically the vesting period of each award. We elected to adopt the modified prospective application method provided by SFAS No. 123(R). Our estimates of the fair values of employee stock options are calculated using a binomial model.

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

Our condensed consolidated income statements include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
	(In thousands)
Cost of revenue	$2,566	$2,305	$8,077	$5,278
Research and development	$18,650	$18,730	$57,471	$49,744
Sales, general and administrative	$10,787	$10,700	$33,320	$27,804

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended October 28, 2007, we granted approximately 7.3 million and 15.9 million stock options, respectively, with an estimated total grant-date fair value of $117.8 million and $187.6 million, respectively, and a per option weighted average grant-date fair value of $16.03 and $11.79, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $22.7 million and $36.2 million for the three and nine months ended October 28, 2007, respectively.

During the three and nine months ended October 29, 2006, we granted approximately 5.9 million and 16.1 million stock options, respectively, with an estimated total grant-date fair value of $49.5 million and $123.1 million, respectively, and a per option weighted average grant date fair value of $12.62 and $11.44, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $9.6 million and $23.8 million for the three and nine months ended October 29, 2006, respectively.

As of October 28, 2007 and October 29, 2006, the aggregate amount of unearned stock-based compensation expense related to our stock options was $244.7 million and $175.5 million, respectively, adjusted for estimated forfeitures.  We will recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.2 years and 2.1 years for the nine months ended October 28, 2007 and October 29, 2006, respectively.

 Valuation Assumptions

In fiscal year 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  We reevaluated the assumptions we used to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan.  At that time, our management also determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. We also segregated options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan we continue to use the Black-Scholes model.

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

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant using a straight-line attribution method with the following assumptions:

Stock Options:

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
(using a binomial model)
Weighted average expected life of stock options (in years)	3.8 - 5.8	3.6 - 5.1	3.8 - 5.8	3.6 - 5.1
Risk free interest rate	4.1% -4.7%	4.7%	4.1% -5.0%	4.7% -5.1%
Volatility	45% - 54%	44% - 47%	37% - 54%	39% - 51%
Dividend yield	-	-	-	-

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Employee Stock Purchase Plan:

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
(using the Black Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	3.7% -5.1%	2.3% -5.2%	3.5% -5.2%	1.6% -5.2%
Volatility	38%-54%	30% - 47%	38% - 54%	30% - 47%
Dividend yield	-	-	-	-

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

The 2007 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. The 2007 Plan succeeds our 1998 Equity Incentive Plan, our 1998 Non-Employee Directors’ Stock Option Plan, our 2000 Nonstatutory Equity Incentive Plan, and the PortalPlayer, Inc. 2004 Stock Incentive Plan, or the Prior Plans.  All options and stock awards granted under the Prior Plans shall remain subject to the terms of the Prior Plans with respect to which they were originally granted. Up to 101,845,177 shares, which due to the subsequent stock split now totals 152,767,766 shares, of our common stock may be issued pursuant to stock awards granted under the 2007 Plan.

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

PortalPlayer, Inc. 1999 Plan and 1998 Employee Stock Purchase Plan

The description of the key features of the PortalPlayer, Inc. 1999 Stock Option Plan, or 1999 Plan, and 1998 Employee Stock Purchase Plan,  may be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2007.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the transactions under our equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 28, 2007	32,672,486	110,988,289	$8.87
Additional shares reserved	25,114,550	-	-
Granted	(15,920,384)	15,920,384	$26.80
Exercised		(29,893,595)	$5.84
Cancelled	2,314,552	(2,314,552)	$17.56
Balances, October 28, 2007	44,181,204	94,700,526	$12.62

The aggregate intrinsic value of stock options exercised for the three and nine months ended October 28, 2007 was $253.9 million and $639.4 million, respectively. The aggregate intrinsic value of stock options exercised for the three and nine months ended October 29, 2006 was $97.3 million and $293.9 million, respectively.

Note 3 - Income Taxes

On January 29, 2007, we adopted FIN 48. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. At the adoption date of January 29, 2007, we had $63.8 million of unrecognized tax benefits, $61.1 million of which would affect our effective tax rate if recognized.  As of October 28, 2007, we had $81.6 million of unrecognized tax benefits, $78.9 million of which would affect our effective tax rate if recognized.  The recognition of the remaining unrecognized tax benefits of $2.7 million, at the adoption date and as of October 28, 2007, would be reported as an adjustment to goodwill as it relates to pre-acquisition unrecognized tax benefits.

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

Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing FIN 48. At the adoption date of January 29, 2007, we had accrued $6.2 million for the payment of interest related to unrecognized tax benefits, which is included as a component of our unrecognized tax benefits.  There have been no significant changes to these amounts during the nine months ended October 28, 2007.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of October 28, 2007, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

    We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of October 28, 2007, the material tax jurisdictions that are subject to examination include the United States, Hong Kong, Taiwan, China and India and include our fiscal years 2002 through 2007. As of October 28, 2007, the material tax jurisdictions for which we are currently under examination include the U.S. for federal tax purposes for fiscal years 2004 through 2006, Taiwan for fiscal year 2003, and India for fiscal years 2005 and 2006.

 We recognized income tax expense of $31.1 million and $21.8 million for the three months ended October 28, 2007 and October 29, 2006, respectively, and $80.8 million and $58.3 million for the nine months ended October 28, 2007 and October 29, 2006, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 11.7% and 17.0% for the three months ended October 28, 2007 and October 29, 2006, respectively, and 13.0% and 17.0% for the nine months ended October 28, 2007 and October 29, 2006, respectively.  Our effective tax rate is lower than the United States Federal Statutory rate of 35% due primarily to income earned in lower tax jurisdictions and research tax credits.  During the quarter ended October 28, 2007, we lowered our estimate of the fiscal year 2008 annual effective tax rate from 14.0% to 13.0%.  The revision resulted primarily due to a change in the relative geographical mix of income subject to tax and increased research tax credits due to increased stock option deductions.

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

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
	(In thousands, except per share data)
Numerator:
Net income	$235,661	$106,511	$540,652	$285,328
Denominator:
Denominator for basic net income per share, weighted average shares	554,966	528,986	547,796	514,112
Effect of dilutive securities:
Stock options outstanding	58,019	57,747	57,937	56,310
Denominator for diluted net income per share, weighted average shares	612,985	586,733	605,733	570,422

Net income per share:
Basic net income per share	$0.42	$0.20	$0.99	$0.55
Diluted net income per share	$0.38	$0.18	$0.89	$0.50

Diluted net income per share for the three and nine months ended October 28, 2007 does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 8.5 million and 11.5 million, respectively. Diluted net income per share for the three and nine months ended October 29, 2006 does not include the effect of 9.6 million and 10.6 million anti-dilutive common equivalent shares, respectively.

Note 5 - 3dfx

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or the APA, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx. Under the terms of the APA, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The APA also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx one million shares, which due to subsequent stock splits now totals six million shares, of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the APA to pay any additional consideration for the assets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent 3dfx’s bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us. On October 13, 2005, the Bankruptcy Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Bankruptcy Court denied the Trustee’s Motion for Summary Adjudication in all material respects and held that NVIDIA may not dispute that the value of the 3dfx transaction was less than $108.0 million. The Bankruptcy Court denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA was at least $108.0 million. In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against NVIDIA. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement. However, the conditional settlement never progressed substantially through the confirmation process.

     On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007, and the Bankruptcy Court’s decision is still pending.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 5, 2007, we completed our acquisition of PortalPlayer Inc., or PortalPlayer, a leading supplier of semiconductors, firmware, and software for personal media players, or PMPs, and secondary display-enabled computers to accelerate our ongoing investment in our handheld product strategy. Pursuant to the terms of the acquisition, we paid cash consideration of approximately $344.9 million in exchange for common stock in PortalPlayer and recognized an additional purchase price of $2.9 million, the value of approximately 658,000 options, which due to the subsequent stock split now totals 987,000 options, of NVIDIA common stock issued upon conversion of outstanding PortalPlayer stock options. The allocation of the purchase price for the PortalPlayer acquisition has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available.

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

As of October 28, 2007, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the respective acquisition dates were as follows:

	ULi	Hybrid Graphics	PortalPlayer
	(In thousands)
Fair Market Values
Cash and cash equivalents	$21,551	$1,180	$10,174
Marketable Securities	-	-	176,492
Accounts receivable	8,148	808	16,850
Inventories	4,896	-	2,326
Other assets	935	73	12,761
Property and equipment	1,010	134	19,996
In-process research and development	-	602	13,400
Goodwill	31,204	27,906	106,172
Intangible assets:
Existing technology	2,490	5,179	6,700
Customer relationships	653	2,650	2,700
Backlog	-	-	2,200
Patents	-	-	600
Trademark	-	482	-
Non-compete agreements	-	72	-
Total assets acquired	70,887	39,086	370,371
Current liabilities	(17,031)	(1,373)	(14,380)
Acquisition related costs	(781)	(740)	(8,101)
Long-term liabilities	-	(301)	(46)
Total liabilities assumed	(17,812)	(2,414)	(22,527)
Net assets acquired	$53,075	$36,672	$347,844

	ULi	Hybrid Graphics	PortalPlayer
Straight-line depreciation / amortization period
Property and equipment	4 - 49 months	1 - 36 months	3 - 60 months
Intangible assets:
Existing technology	3 years	3 years	3 years
Customer relationships	3 years	3 years	1-3 years
Backlog	-	-	2 months
Patents	-	-	3 years
Trademark	-	3 years	-
Non-compete agreements	-	3 years	-

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amount of the IPR&D represents the value assigned to research and development projects of Hybrid Graphics and PortalPlayer that had commenced but had not yet reached technological feasibility at the time of the acquisition and for which we had no alternative future use. In accordance with Statement of Financial Accounting Standards No. 2, or SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB issued Interpretation No. 4, or FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to research and development expenses as part of the allocation of the purchase price.

The pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our results.

Note 7 - Goodwill

The carrying amount of goodwill is as follows:

	October 28, 2007	January 28, 2007
	(In thousands)
3dfx	$75,326	$75,326
MediaQ	35,342	35,342
ULi	31,204	31,051
Hybrid Graphics	27,906	27,906
PortalPlayer	106,172	114,816
Other	16,984	16,984
Total goodwill	$292,934	$301,425

    During the nine months of fiscal year 2008, goodwill related to PortalPlayer decreased by $8.6 million primarily as a result of a $10.3 million increase in the fair value of land acquired based on a third party appraisal which we obtained as a result of our acquisition of PortalPlayer. This decrease in PortalPlayer goodwill was primarily offset by an increase of $1.2 million in estimates of amounts payable to their employee benefit plan for periods prior to the date of acquisition. Please refer to Note 6 of these Notes to Condensed Consolidated Financial Statements for further information regarding the PortalPlayer acquisition.

Note 8 - Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from one to five years, primarily on a straight-line basis. The components of our amortizable intangible assets are as follows:
	October 28, 2007			January 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$87,350	$(29,550)	$57,800	$37,516	$(20,480)	$17,036
Patents	35,098	(26,924)	8,174	34,623	(24,569)	10,054
Acquired intellectual property	50,812	(38,613)	12,199	50,212	(31,894)	18,318
Trademarks	11,310	(11,310)	-	11,310	(11,310)	-
Other	1,494	(1,494)	-	1,494	(1,391)	103
Total intangible assets	$186,064	$(107,891)	$78,173	$135,155	$(89,644)	$45,511

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The increase in the gross carrying amount of technology licenses as of October 28, 2007 when compared to January 28, 2007 is primarily related to approximately $49.6 million in payments under a confidential patent licensing arrangement that we entered into during the third quarter of fiscal year 2007. Our aggregate commitment for license payments under this arrangement could range from $97.0 million to $110.0 million over a ten year period; however, the net outlay may be reduced by the occurrence of certain events covered by the arrangement.

 Amortization expense associated with intangible assets for the three and nine months ended October 28, 2007 was $5.7 million and $18.2 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 29, 2006 was $4.0 million and $12.1 million, respectively.  Future amortization expense related to the net carrying amount of intangible assets at October 28, 2007 is estimated to be $5.2 million for the remainder of fiscal 2008, $17.3 million in fiscal 2009, $11.8 million in fiscal 2010, $7.6 million in fiscal 2011, $6.5 million in fiscal 2012 and a total of $29.8 million in fiscal 2013 and fiscal years subsequent to fiscal 2013.

Note 9 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized and unrealized gains for the three and nine months ended October 28, 2007 were not material.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 28, 2007	January 28, 2007
	(In thousands)
Inventories:
Raw materials	$40,019	$56,261
Work in-process	121,364	111,058
Finished goods	144,760	187,361
Total inventories	$306,143	$354,680

At October 28, 2007, we had outstanding inventory purchase obligations totaling approximately $784.2 million.

	October 28, 2007	January 28, 2007
	(In thousands)
Deposits and other assets:
Investment in non-affiliates	$9,684	$11,684
Long-term prepayments	6,687	8,245
Deferred income taxes	-	7,380
Other	8,785	8,420
Total deposits and other assets	$25,156	$35,729

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 28, 2007	January 28, 2007
	(In thousands)
Accrued Liabilities:
Accrued customer programs	$237,163	$181,182
Accrued payroll and related expenses	96,676	81,352
Accrued legal settlement	30,600	30,600
Deferred rent	11,850	12,551
Income and other taxes payable	7,240	37,903
Deferred revenue	3,663	1,180
Other	19,458	21,964
Total accrued liabilities	$406,650	$366,732

Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.

	October 28, 2007	January 28, 2007
	(In thousands)
Deferred tax and other long-term liabilities:
Deferred income tax liability	$59,898	$-
Income taxes payable	40,667	-
Other long-term liabilities	25,234	14,180
Accrued payroll taxes related to stock options	8,995	8,995
Asset retirement obligations	6,101	6,362
Total deferred tax and other long-term liabilities	$140,895	$29,537

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

Note 11 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
	(In thousands)
Net income	$235,661	$106,511	$540,652	$285,328
Net change in unrealized gains on available-for-sale securities, net of tax	1,830	1,078	2,071	684
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax	(67)	(28)	(157)	(52)

Total comprehensive income	$237,424	$107,561	$542,566	$285,960

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

       The following table summarizes the changes in the estimated product warranty liabilities for the three and nine months ended October 28, 2007 and October 29, 2006:

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
	(In thousands)
Balance at beginning of period	$20,694	$12,381	$17,958	$10,239
Additions (1)	7,362	6,697	20,810	30,887
Deductions (2)	(5,546)	(5,567)	(16,258)	(27,615)
Balance at end of period (3)	$22,510	$13,511	$22,510	$13,511

 (1) Includes $6,584 and $19,611 for the three and nine months ended October 28, 2007, respectively, and $6,697 and $30,887 for the three and nine months ended October 29, 2006, respectively, towards allowance for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(2) Includes $5,546 and $ 16,258 for the three months and nine months ended October 28, 2007, respectively, and $5,567 and $27,615 for the three and nine months ended October 29, 2006, respectively, written off against the allowance for sales returns.

(3) Includes $17,830 as of October 28, 2007 and $13,511 as of October 29, 2006 relating to allowance for sales returns.

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

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease, Carlyle Fortran Trust, or Carlyle. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease, CarrAmerica Realty Corporation. The landlords’ complaints both asserted claims for, among other things, interference with contract, successor liability and fraudulent transfer. The landlords’ sought to recover money damages, including amounts owed on their leases with 3dfx in the aggregate amount of approximately $15 million. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In January 2003, the landlords’ actions were removed to the United States Bankruptcy Court for the Northern District of California and consolidated, for purposes of discovery, with a complaint filed against NVIDIA by the Trustee in the 3dfx bankruptcy case. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court for the landlords’ actions, which were removed to the United States District Court for the Northern District of California. The Trustee’s lawsuit remained in the Bankruptcy Court.  On November 10, 2005, the District Court granted our motion to dismiss the landlords’ respective amended complaints and allowed the landlords until February 4, 2006 to amend their complaints. The landlords re-filed claims against NVIDIA in early February 2006, and NVIDIA again filed motions requesting the District Court to dismiss those claims. On September 29, 2006, the District Court dismissed the CarrAmerica action in its entirety and without leave to amend. The District Court found, among other things, that CarrAmerica lacked standing to bring the lawsuit and that standing rests exclusively with the bankruptcy Trustee. On October 27, 2006, CarrAmerica filed a notice of appeal from that order. On December 15, 2006, the District Court also dismissed the Carlyle action in its entirety, finding that Carlyle also lacked standing to pursue its claims, and that certain claims were substantively unmeritorious.  Carlyle filed a notice of appeal from that order on January 9, 2007.  Both landlords’ appeals are pending before the United States Court of Appeals for the Ninth Circuit, and briefing on both appeals has been consolidated. NVIDIA has filed motions to recover its litigation costs and attorneys fees against both Carlyle and CarrAmerica. The District Court has postponed consideration of those motions until after the appeals are resolved.

In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court to represent 3dfx’s bankruptcy estate. The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us. On October 13, 2005, the Bankruptcy Court held a hearing on the Trustee’s motion for summary adjudication. On December 23, 2005, the Bankruptcy Court denied the Trustee’s Motion for Summary Adjudication in all material respects and held that NVIDIA may not dispute that the value of the 3dfx transaction was less than $108.0 million. The Bankruptcy Court denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA was at least $108.0 million. In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement.However, the conditional settlement never progressed substantially through the confirmation process.

On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007, and the Bankruptcy Court’s decision is still pending.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the conditional settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders’ Committee was appointed. Since that appointment, the Equity Holders’ Committee has filed a competing plan of reorganization/liquidation. The Equity Holders’ Committee’s plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. The Equity Holders’ Committee contends that the commitment by an investor to pay in equity capital is sufficient to trigger NVIDIA's obligations under the APA to pay the stock consideration.  NVIDIA contends, among other things, that such a commitment is not sufficient and that its obligation to pay the stock consideration has been extinguished. By virtue of stock splits since the execution of the APA, the stock consideration would now total six million shares of NVIDIA common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court seeking an order giving it standing to bring a lawsuit to obtain the stock consideration. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy Court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. At a hearing on December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Holders’ Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the APA was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the APA, and that the APA is capable of being assumed by the bankruptcy estate.  Because of the trial of the Trustee's fraudulent transfer claims against NVIDIA, the Equity Committee's lawsuit has not progressed substantially in 2007.  The next status conference is not scheduled until January 25, 2008. In addition, the Equity Holders Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

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

We voluntarily contacted the SEC regarding the Audit Committee’s review.  In late August 2006, the SEC initiated an inquiry related to our historical stock option grant practices. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review. In November 2006, we voluntarily provided the SEC with further documents. We continued to cooperate with the SEC throughout its inquiry.  On October 26, 2007, the SEC formally notified us that the SEC's investigation concerning our historical stock option granting practices had been terminated and that no enforcement action was recommended.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On August 5, 2007, our Board authorized the formation of a Special Litigation Committee to investigate, evaluate, and make a determination as to how NVIDIA should proceed with respect to the claims and allegations asserted in the underlying derivative cases brought on behalf of NVIDIA.  Currently, the Special Litigation Committee's investigation is ongoing.

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

As of November 12, 2007, over 50 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

In the consolidated proceedings, two groups of plaintiffs (one representing all direct purchasers of graphic processing units, or GPUs, and the other representing all indirect purchasers) filed consolidated, amended class-action complaints. These complaints purport to assert federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, Inc., or ATI, and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

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

During the three months ended October 28, 2007, we entered into a structured share repurchase transaction to repurchase 4.0 million shares for $125.0 million which we recorded on the trade date of the transaction.  Through October 28, 2007, we have repurchased 56.0 million shares under our stock repurchase program for a total cost of $862.5 million.

Subsequent to October 28, 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our fourth quarter of fiscal year 2008 ending on January 27, 2008.

Convertible Preferred Stock

As of October 28, 2007 and January 28, 2007, no shares of preferred stock were outstanding.

Note 15 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal year 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the professional solutions business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the media and communications processor, or MCP, business, which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our consumer products business, or CPB, which is comprised of our GoForce brand mobile and consumer products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $66.2 million and $62.0 million for third quarter of fiscal years 2008 and 2007, respectively, and total $197.0 million and $170.5 million for the first nine months of fiscal years 2008 and 2007, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  All relevant prior period amounts have been revised to conform to the presentation of our current fiscal quarter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended October 28, 2007:
Revenue	$689,909	$152,158	$198,151	$65,873	$9,506	$1,115,597
Depreciation and amortization expense	$8,834	$1,926	$7,219	$5,676	$10,054	$33,709
Operating income (loss)	$207,938	$82,182	$17,005	$7,788	$(67,072)	$247,841
Nine Months Ended October 28, 2007:
Revenue	$1,752,438	$420,353	$507,959	$195,281	$19,099	$2,895,130
Depreciation and amortization expense	$26,051	$6,073	$20,656	$16,775	$28,926	$98,481
Operating income (loss)	$500,182	$217,852	$37,245	$20,724	$(202,156)	$573,847
Three Months Ended October 29, 2006:
Revenue	$471,057	$111,257	$187,416	$48,943	$1,899	$820,572
Depreciation and amortization expense	$6,929	$1,799	$4,577	$3,774	$8,162	$25,241
Operating income (loss)	$114,851	$52,320	$27,897	$4,989	$(82,444)	$117,613
Nine Months Ended October 29, 2006:
Revenue	$1,248,972	$328,425	$444,941	$162,022	$5,538	$2,189,898
Depreciation and amortization expense	$19,389	$5,286	$13,262	$13,347	$24,423	$75,707
Operating income (loss)	$277,418	$151,901	$38,743	$38,751	$(191,875)	$314,938

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
	(In thousands)
Revenue:
United States	$82,783	$81,490	$257,173	$238,017
Other Americas	42,725	28,696	133,861	93,196
China	129,454	158,478	665,197	429,657
Taiwan	353,558	348,600	943,515	865,580
Other Asia Pacific	392,798	129,866	610,237	354,822
Europe	114,279	73,442	285,147	208,626
Total revenue	$1,115,597	$820,572	$2,895,130	$2,189,898

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue from significant customers, those representing revenue in excess of 10% of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Revenue:
Customer A	10%	3%	9%	6%
Customer B	9%	13%	10%	13%

Accounts receivable from a significant customer in excess of 10% of total accounts receivable for the respective periods, is summarized as follows:

	October 28, 2007	January 28, 2007
Accounts Receivable:
Customer A	14%	5%
Customer B	11%	18%
Customer C	10%	3%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this Quarterly Report on Form 10-Q, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include, but are not limited to, statements as to: the features, benefits, capabilities, performance, and availability of our technologies and products; seasonality; our taxes and tax rate; stock-based compensation expense; revenue; our expenditures; capital expenditures; our cash flow and cash balances; gross margin; product mix; inventories; our liquidity; uses of cash; our investments; our results of operations; our stock repurchase program; our internal control over financial reporting; our disclosure controls and procedures; recent accounting pronouncements; our foreign currency risk strategy; average selling prices; acquisitions; our strategies and objectives; product cycles; growth and growth factors; competition; our intellectual property; our strategic relationships; customer demand; reliance on a limited number of customers and suppliers; our international operations; our ability to attract and retain qualified personnel; our use of equity compensation; compliance with environmental laws and regulations; the Department of Justice subpoena and investigation; and litigation, including the class action and derivative lawsuits.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks discussed below as well as difficulties associated with conducting international operations; slower than anticipated growth; unanticipated decreases in average selling prices; increased sales of lower margin products; reliance on third-parties to manufacture, assemble, package and test our products; difficulties in entering new markets; difficulty in collecting accounts receivable; unexpected inventory write-downs; entry of new competitors in our established markets; reduction in demand for our products; changes in customer preferences; market acceptance of our competitors’ products; product defects; the impact of competitive pricing pressures; disruptions in relationships with our key suppliers; delays in volume production of our products; fluctuations in general economic conditions; loss of design wins; the concentration of sales of our products to a limited number of customers; decreases in demand for our products; delays in the development of new products by us or our partners; inability to realize the benefits of acquisitions; expenses related to litigation; the outcome of litigation or Department of Justice investigation; and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Recent Developments, Future Objectives and Challenges

GPU Business

During the first nine months of our fiscal year 2008, our GeForce product was the share leader in the Standalone Desktop and Standalone Notebook segments for the first nine months of calendar year 2007 as reported in the latest PC Graphics 2007 Report from Mercury Research.

During the first nine months of fiscal year 2008, we launched several new DirectX10 GPUs, adding the GeForce 8800 GT, GeForce 8800 Ultra, GeForce 8600, GeForce 8500, and GeForce 8300 to our GeForce 8 series of GPUs, which previously included the NVIDIA GeForce 8800 GTX and GeForce 8800 GTS.

During the third quarter of fiscal year 2008, we maintained our leading share in both the DirectX9 and DirectX10 generation of standalone desktop GPUs.

During the second quarter of fiscal year 2008, we launched a new family of GeForce 8M Series notebook GPUs. We also supported the production ramp of top notebook PC OEMs, including Acer, Apple, ASUS, Dell, HP, Lenovo, Samsung, Sony and Toshiba.

 Professional Solutions Business

During the third quarter of fiscal year 2008, we began shipments of our Tesla C870 GPU computing processor and D870 desk-side supercomputer products, which we announced during the second quarter of fiscal year 2008.  The Tesla family is our entry into the high-performance computing industry and consists of the C870 GPU Computing processor, the D870 Deskside Supercomputer and the S870 1U Computing Server.

During the third quarter of fiscal year 2008, we launched seven new Quadro solutions, including the Quadro FX 370 and 570.

During the second quarter of fiscal year 2008, we introduced a new line of notebook workstation GPUs based on our GeForce 8 series architecture.  The new line consists of the NVIDIA Quadro FX 1600M, 570M and 360M.

During the first quarter of fiscal year 2008, we launched the NVIDIA Quadro FX 4600 and NVIDIA Quadro FX 5600 products, which are professional solutions based on our GeForce 8 series unified architecture.

During the first quarter of fiscal year 2008, we expanded our NVIDIA Quadro Plex family with the introduction of the NVIDIA Quadro Plex VCS IV, a new version of the NVIDIA Quadro Plex visual computing system, or VCS, which provides enhanced performance for a wide range of high-performance, graphics-intensive styling and design, oil and gas, and scientific applications.

MCP Business

During the third quarter of fiscal year 2008, we shipped our first single-chip motherboard GPUs, or mGPUs, for Intel-processor-based desktop PCs.  The GeForce 7000 mGPU family delivers the performance of an entry-level discrete GPU when compared against traditional integrated graphics solutions.

During the first nine months of fiscal year 2008, our NVIDIA nForce products held the leadership position for the AMD segment in the first nine months of calendar year 2007, as reported in the latest PC Processor and Chipsets report from Mercury Research.

During the first quarter of fiscal year 2008, we shipped the GeForce 7050 motherboard GPU, which targets the lower cost segments of the market.

During the first quarter of fiscal year 2008, we extended the reach of Scalable Link Interface, or SLI, technology into the performance segments with the launch of our NVIDIA nForce 650i SLI, 680i LT SLI and 680i Ultra MCP products for Intel.

Consumer Products Business

During the first quarter of fiscal year 2008, we unveiled our first applications processor.  The GoForce 6100 is designed for next generation personal media players, or PMPs, and multimedia smart phones. We began to ship the GoForce 6100 during the second quarter of fiscal year 2008.

Gross Margin Improvement

We continue to remain focused on improving our gross margin. During the third quarter of fiscal year 2008, our gross margin was 46.2%, an increase of 550 basis points from our gross margin of 40.7% for the third quarter of fiscal year 2007.

Our gross margin is significantly impacted by the mix of products that we earn revenue from during each of our fiscal quarters. Product mix is often difficult to estimate with accuracy.  Therefore, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted. We plan to continue to focus on improving our gross margin during the fourth quarter of fiscal year 2008.

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

During the first quarter of fiscal year 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the graphics processing unit, or GPU, business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products, the professional solutions business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products, the media and communications processor, or MCP, business, which is comprised of NVIDIA nForce core logic and motherboard GPU products, and our consumer products business, or CPB, which is comprised of mobile and consumer products that support handheld personal digital assistants, or PDAs, cellular phones and other handheld devices and license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $66.2 million and $62.0 million for third quarter of fiscal years 2008 and 2007, respectively, and total $197.0 million and $170.5 million for the first nine months of fiscal years 2008 and 2007, respectively, that we do not allocate to our other operating segments. “All Other” also includes the results of operations of other miscellaneous operating segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  All relevant prior period amounts have been revised to conform to the presentation of our current fiscal quarter.

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

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	53.8	59.3	54.4	58.2
Gross profit	46.2	40.7	45.6	41.8
Operating expenses:
Research and development	16.1	17.2	17.1	17.9
Sales, general and administrative	7.9	9.2	8.6	9.5
Total operating expenses	24.0	26.4	25.7	27.4
Operating income	22.2	14.3	19.9	14.4
Interest and other income, net	1.7	1.3	1.6	1.3
Income before income tax expense	23.9	15.6	21.5	15.7
Income tax expense	2.8	2.6	2.8	2.7
Cumulative effect of change in accounting principle, net of income tax	—	—	—	—
Net income	21.1%	13.0%	18.7%	13.0%

Three and Nine Months Ended October 28, 2007 and October 29, 2006

Revenue

Revenue was $1.12 billion for the third quarter of fiscal year 2008, compared to $820.6 million for the third quarter of fiscal year 2007, which represents an increase of 36%.  Revenue was $2.90 billion for the first nine months of fiscal year 2008 and $2.19 billion for the first nine months of fiscal year 2007, which represented an increase of 32%.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 46% to $689.9 million in the third quarter of fiscal year 2008, compared to $471.1 million for the third quarter of fiscal year 2007. This improvement was primarily due to increased sales of our desktop GPU products and notebook GPU products.  Sales of our desktop GPU products increased by approximately 33% compared to the third quarter of fiscal year 2007, primarily due to growth of the Standalone Desktop market as reported in the latest PC Graphics 2007 Report from Mercury Research.  Our position in the Standalone Desktop market is driven by our leadership position of our top to bottom GeForce 8-based family.  Sales of our NVIDIA notebook GPU products increased by approximately 120% compared to the third quarter of fiscal year 2007.  Notebook GPU revenue growth was primarily due to share gains in the Standalone Notebook segment as reported in the latest PC Graphics 2007 Report from Mercury Research.  Our share gains in the Standalone Notebook segment were primarily a result of shipments of products used in notebook PC design wins related to Intel’s Santa Rosa platform used in notebooks.

GPU Business revenue increased by 40% to $1.75 billion for the first nine months of fiscal year 2008 compared to $1.25 billion for the first nine months of fiscal year 2007.  The increase was primarily the result of increased sales across all GPU categories.  Sales of our desktop GPU products increased approximately 28% and notebook GPU products increased by approximately 110% as compared to the first nine months of fiscal year 2007.  This increase was due to a combination of growth of the Standalone Graphics market and share gains in the Standalone Desktop and the Standalone Notebook segments as reported in the latest PC Graphics 2007 Report from Mercury Research.  Our share gains in the Standalone Desktop segment were primarily driven by the leadership position of our GeForce 8-based products and our share gains in the Standalone Notebook segment were primarily as a result of shipments of products used in notebook PC design wins related to Intel’s new Santa Rosa platform.

PSB. PSB revenue increased by 37% to $152.2 million in the third quarter of fiscal year 2008, compared to $111.3 million for the third quarter of fiscal year 2007.  PSB revenue increased by 28% to $420.4 million for the first nine months of fiscal year 2008 as compared to $328.4 million for the first nine months of fiscal year 2007.  Our NVIDIA professional workstation product sales increased due to an overall increase in shipments of boards and chips as compared to the third quarter and first nine months of fiscal year 2007.  This increase in shipments was primarily driven by our transition from previous generations of NVIDIA Quadro professional workstation products to GeForce 8-based products.

MCP Business. MCP Business revenue increased by 6% to $198.2 million in the third quarter of fiscal year 2008, compared to $187.4 million for the third quarter of fiscal year 2007.  The increase was driven by sales of our Intel-based platform products offset by a slight drop in sales of our AMD-based platform products as compared to the third quarter of fiscal year 2007.  We began ramping up shipments of our Intel-based platform products after the third quarter of fiscal year 2007.  The increase was also offset by a decline in sales of products related to our acquisition of ULi Electronics, Inc. in February 2006.

MCP business revenue increased by 14% to $508.0 million for the first nine months of fiscal year 2008 as compared to $444.9 million for the first nine months of fiscal year 2007.  The increase resulted from an approximately 7% increase in sales of our AMD-based platform products and over a 400% increase in sales of our Intel-based platform products as compared to the first nine months of fiscal year 2007. The increase in our AMD-based platform products was led by notebook graphics products and we began ramping up shipments of our Intel-based platform products after the third quarter of fiscal year 2007.   These increases were offset by a decline in sales of products related to our acquisition of ULi Electronics, Inc. in February 2006.

CPB.  CPB revenue increased by 35% to $65.9 million for the third quarter of fiscal year 2008, compared to $48.9 million for the third quarter of fiscal year 2007.  CPB revenue increased by 21% to $195.3 million for the first nine months of fiscal year 2008 as compared to $162.0 million for the first nine months of fiscal year 2007. The overall increase in CPB revenue is primarily due to increased royalties from Sony Computer Entertainment, or SCE, but was offset by decreases in revenue from our cell phone products and our contractual development arrangements with SCE.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 89% and 87% of total revenue for the third quarter of fiscal years 2008 and 2007, respectively, and 86% and 85% for the first nine months of fiscal years 2008 and 2007, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

Sales to significant customers, representing revenue in excess of 10% of our total revenue, accounted for approximately 10% and 13%, of our total revenue for the third quarter and for the first nine months of fiscal years 2008 and 2007, respectively.

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

Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin was 46.2% and 40.7% for the third quarter of fiscal years 2008 and 2007, respectively.  The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and delivering profitable growth. Our gross margin also improved in the third quarter of fiscal year 2008 because it did not include the $16.0 million charge to cost of revenue we recorded in third quarter of fiscal year 2007 as a result of entering into a confidential patent licensing agreement that was related to past usage of certain patents subject to the arrangement.

Our gross margin is significantly impacted by the mix of products we sell. Product mix is often difficult to estimate with accuracy and, thus, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.  We expect gross margin to remain relatively flat during the fourth quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2008. A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business increased during the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007, as well as during the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007.  This increase was primarily due to increased sales of our GeForce 8 series GPUs, which began selling in the third quarter of fiscal year 2007. Our GeForce 8 series GPUs generally have higher gross margins than our previous generations of GPUs. Additionally, the cost of memory purchases were more favorable during the third quarter and first nine months of fiscal year 2008.

PSB. The gross margin of our PSB increased during the third quarter of fiscal year 2008 as compared to the third quarter fiscal year 2007, as well as during the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007.  This increase was primarily due to increased sales of our GeForce 8-based NVIDIA Quadro products, which began selling in the fourth quarter of fiscal year 2007 and generally have higher gross margins than our previous generations of NVIDIA Quadro products.

MCP Business. The gross margin of our MCP Business increased during the third quarter of fiscal year 2008 as compared to the third quarter fiscal year 2007, as well as during the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007.  This increase was primarily due to a shift in product mix towards Intel-based platform products, which we began to ramp up shipment after the third quarter of fiscal year 2007, and inventory reserves that we recorded as a charge to cost of revenue during the first quarter of fiscal 2007 of approximately $4.1 million related to certain NVIDIA nForce purchase commitments that we believed had exceeded future demand.

CPB. The gross margin of our CPB was flat during the third quarter of fiscal year 2008 as compared to the third quarter fiscal year 2007, but decreased during the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007.  This decrease was primarily due to a drop in gross profit realized from sales of our high-end feature cellular phone and other handheld devices.  Offsetting these decreases was increased royalties from SCE during the third quarter of fiscal year 2008.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	October 28, 2007	October 29, 2006	$ Change	% Change	October 28, 2007	October 29, 2006	$ Change	% Change
	(In millions)				(In millions)
Research and Development:
Salaries and benefits	$99.0	$70.5	$28.5	40%	$276.5	$205.5	$71.0	35%
Stock-based compensation	18.7	18.7	-	-%	57.5	49.7	7.8	16%
Depreciation and amortization	17.9	14.5	3.4	23%	51.6	44.6	7.0	16%
Computer software and lab equipment	17.6	15.2	2.4	16%	48.1	41.5	6.6	16%
Facility expense	14.5	10.1	4.4	44%	38.9	27.0	11.9	44%
New product development	7.5	10.9	(3.4)	(31)%	14.3	25.7	(11.4)	(44)%
License and development project costs	(1.4)	(3.9)	2.5	64%	(5.3)	(14.6)	9.3	64%
Other	5.7	4.7	1.0	21%	14.2	11.8	2.4	20%
Total	$179.5	$140.7	$38.8	28%	$495.8	$391.2	$104.6	27%

Research and development as a percentage of net revenue	16%	17%			17%	18%

Research and development expenses were $179.5 million and $140.7 million in the third quarter of fiscal years 2008 and 2007, respectively, an increase of $38.8 million, or 28%.  The increase is primarily due to a $28.5 million increase in salaries and benefits, which was related to having approximately 700 additional personnel in research and development. Additionally, the increase is also attributable to accruals for payments pursuant to our variable compensation programs as a result of our improved financial performance and outlook for the current fiscal year. Despite an increase in headcount, stock-based compensation expense remained comparable between the third quarters of fiscal years 2008 and 2007 primarily because the increase in compensation expense related to stock options granted since the third quarter of fiscal year 2007 was offset by a combination of the reduction in compensation expense related to older awards that were almost completely vested and amortized by the end of the first quarter of fiscal year 2008 and the transition from the Black-Scholes model to the binomial model.  Depreciation and amortization expense increased $3.4 million due to additional hardware, machinery and equipment purchased during the year. Facility expenses increased $4.4 million due to increased facility expense allocation, and computer software and equipment increased $2.4 million primarily due to increased allocation of information technology expenses, both of which were based on the growth in headcount in departments related to research and development functions when compared to the growth in headcount related to sales, general and administrative functions. License and development project costs increased by $2.5 million primarily related to decreased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. Certain of our personnel who usually devote their time to research and development efforts have spent time working on these development projects. The cost associated with the time these individuals spend working on development projects is allocated from research and development to cost of revenue or is capitalized on our balance sheet. During the third quarter of fiscal year 2008, less time was spent working on development projects, so less cost was allocated to cost of revenue or capitalized and, therefore, more cost remained in research and development. These increases were offset by a decrease of $3.4 million in new product development costs as a result of lower engineering consumption and non-recurring engineering costs in the current year.

Research and development expenses were $495.8 million and $391.2 million in the first nine months of fiscal years 2008 and 2007, respectively, an increase of $104.6 million, or 27%.  The increase is primarily due to a $71.0 million increase in salaries and benefits which was related to having approximately 700 additional personnel. Additionally, the increase is also attributable to accruals for payments pursuant to our variable compensation programs as a result of our improved financial performance and outlook for the current fiscal year. Stock-based compensation expense increased by $7.8 million primarily due to an increase in headcount, offset by a combination of the reduction in compensation expense related to older awards that were almost completely vested and amortized by the end of the first quarter of fiscal year 2008 and the transition from the Black-Scholes model to the binomial model. Depreciation and amortization expense increased $7.0 million due to emulation hardware and software programs that were purchased during fiscal year 2007, resulting in a full period of depreciation in the first nine months of fiscal year 2008 compared to a partial period of depreciation in the first nine months of fiscal year 2007. Facility expenses increased $11.9 million due to increased facilities expense allocation, and computer software and equipment increased $6.6 million primarily due to increased allocation of information technology expenses, both of which were based on the growth in headcount in departments related to research and development functions when compared to the growth in headcount related to sales, general and administrative functions. License and development project costs increased by $9.3 million primarily related to decreased development costs related to our collaboration with SCE and other engineering costs related to a different development contract. Certain of our personnel who usually devote their time to research and development efforts have spent time working on these development projects. The cost associated with the time these individuals spend working on development projects is allocated from research and development to cost of revenue or is capitalized on our balance sheet. During the first nine months of fiscal year 2008, less time was spent working on development projects, so less cost was allocated to cost of revenue or capitalized and, therefore, more cost remained in research and development. These increases were offset by a decrease of $11.4 million in new product development costs as a result of decreases in product tape-outs, engineering consumption and non-recurring engineering costs during the first nine months of fiscal year 2008.

We anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity, anticipated increase in headcount and the greater number of products under development. However, research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Sales, General and Administrative

	Three Months Ended				Nine Months Ended
	October 28, 2007	October 29, 2006	$ Change	% Change	October 28, 2007	October 29, 2006	$ Change	% Change
	(In millions)				(In millions)
Sales, General and Administrative:
Salaries and benefits	$45.3	$35.2	$10.1	29%	$126.3	$100.4	$25.9	26%
Advertising and promotions	19.2	15.3	3.9	25%	47.2	45.0	2.2	5%
Stock-based compensation	10.8	10.7	0.1	1%	33.3	27.8	5.5	20%
Legal and accounting fees	7.3	8.9	(1.6)	(18)%	23.7	15.5	8.2	53%
Depreciation and amortization	2.5	0.6	1.9	317%	8.0	5.1	2.9	57%
Facility expense	1.0	3.4	(2.4)	(71)%	6.5	11.7	(5.2)	(44)%
Other	2.1	1.5	0.6	40%	5.0	3.1	1.9	61%
Total	$88.2	$75.6	$12.6	17%	$250.0	$208.6	$41.4	20%

Sales, general and administrative as a percentage of net revenue	8%	9%			9%	10%

Sales, general and administrative expenses were $88.2 million and $75.6 million in the third quarter of fiscal years 2008 and 2007, respectively, an increase of $12.6 million, or 17%, primarily due to a $10.1 million increase in salaries and benefits related to our having approximately 170 additional personnel. Additionally, the increase is also attributable to accruals for payments pursuant to our variable compensation programs as a result of our improved financial performance and outlook for the current fiscal year. Despite an increase in headcount, stock-based compensation expense remained comparable between the third quarters of fiscal years 2008 and 2007, primarily because the increase in compensation expense related to stock options granted since the third quarter of fiscal year 2007 was offset by a combination of the reduction in compensation expense related to older awards that were almost completely vested and amortized by the end of the first quarter of fiscal year 2008 and the transition from the Black-Scholes model to the binomial model.  Advertising and promotions increased by $3.9 million primarily due to expenses incurred due to conferences, sponsorships and employee events held during the quarter and increased advertising campaign costs.  These increases were offset by a decrease of $2.4 million in facility expense due to decreased facilities expense allocation to sales, general and administrative functions, which was driven by greater incremental headcount growth within the research and development functions. Legal and accounting fees also decreased by $1.6 million primarily due to a decrease in legal fees related to the stock option investigation, offset by legal fees related to the Department of Justice, or DOJ investigation which was initiated in the fourth quarter of fiscal year 2007 and 3dfx matters described in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Sales, general and administrative expenses were $250.0 million and $208.6 million for the first nine months of fiscal years 2008 and 2007, respectively, an increase of $41.4 million, or 20%.  The increase was primarily due to a $25.9 million increase in salaries and benefits which related to our having added approximately 170 additional personnel. Additionally, the increase is also attributable to accruals for payments pursuant to our variable compensation programs as a result of our improved financial performance and outlook for the current fiscal year. Stock-based compensation expense increased by $5.5 million primarily due to an increase in headcount, offset by a combination of the reduction in compensation expense related to older awards that were almost completely vested and amortized by the end of the first quarter of fiscal year 2008 and the transition from the Black-Scholes model to the binomial model. Advertising and promotions expenses increased by $2.2 million primarily due to increase in sponsorship, employee events and advertising campaign costs.  Legal and accounting fees increased by $8.2 million primarily due to legal fees related to the 3dfx and DOJ matters.  Depreciation and amortization expense increased by $2.9 million primarily due to additions of hardware, machinery and equipment during fiscal year 2008. These increases in sales, general and administrative expenses were offset by a decrease of $5.2 million in facility expenses due to decreased facilities expense allocation to sales, general and administrative functions, which was driven by greater incremental headcount growth within the research and development functions.

Operating Expenses

We expect operating expenses to increase by 3% to 5% in the fourth quarter of fiscal year 2008 as a result of continued hiring and associated salaries and benefits expenses.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $17.4 million and $10.7 million in the third quarter of fiscal years 2008 and 2007, respectively, an increase of $6.8 million.   Interest income was $46.3 million and $28.3 million for the first nine months of fiscal years 2008 and 2007, respectively, an increase of $18.0 million.  These increases were primarily the result of higher average balances of cash, cash equivalents, and marketable securities during the first nine months of fiscal year 2008 when compared to the first nine months of fiscal year 2007.

Income Taxes

We recognized income tax expense of $31.1 million and $21.8 million for the third quarter of fiscal years 2008 and 2007, respectively, and $80.8 million and $58.3 million for the first nine months of fiscal years 2008 and 2007, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 11.7% and 17.0% for the third quarter of fiscal years 2008 and 2007, respectively, and 13.0% and 17.0% for the first nine months of fiscal years 2008 and 2007, respectively.  Our effective tax rate is lower than the United States Federal Statutory rate of 35.0% due primarily to income earned in lower tax jurisdictions and research tax credits.  During the quarter ended October 28, 2007, we lowered our estimate of the fiscal year 2008 annual effective tax rate from 14.0% to 13.0%.  The revision resulted primarily due to a change in the relative geographical mix of income subject to tax and increased research tax credits due to increased stock option deductions.

Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

	As of October 28, 2007	As of January 28, 2007
	(In millions)
Cash and cash equivalents	$1,056.7	$544.4
Marketable securities	796.3	573.4
Cash, cash equivalents, and marketable securities	$1,853.0	$1,117.8

	Nine Months Ended
	As of October 28, 2007	As of October 29, 2006
	(In millions)
Net cash provided by operating activities	$1,017.7	$356.7
Net cash used in investing activities	$(335.4)	$(168.9)
Net cash provided by (used in) financing activities	$(170.0)	$2.2

As of October 28, 2007, we had $1.85 billion in cash, cash equivalents and marketable securities, an increase of $735.1 million from the end of fiscal year 2007. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration.

Operating activities generated cash of $1.02 billion and $356.7 million during the first nine months of fiscal years 2008 and 2007, respectively. The cash provided by operating activities increased due to an increase in our net income during the comparable periods. Additionally, operating activities have generated cash in amounts greater than net income primarily due to non-cash charges such as stock-based compensation expense, depreciation and amortization.  The improvement in days sales in inventory correlates to the incremental inflow from inventory sell through in excess of purchases.  Additionally, timing of payment to vendors also contributed to increased operating cash flows. During the first nine months of fiscal year 2008, these operating cash inflows were offset by cash outflows related to accounts receivable due to an increase in sales compensated by strong collections related to the increased linearity in the profile of shipments in the year.  Additionally, during the nine months of fiscal year 2008, approximately $49.6 million in payments were made related to a confidential patent licensing arrangement that we entered into during fiscal year 2007.

Investing activities have consisted primarily of purchases and sales of marketable securities, purchases of property and equipment and purchases of intangible assets. Investing activities used cash of $335.4 million during the first nine months of fiscal year 2008, primarily due to $117.4 million for capital expenditures.  Capital expenditures included purchases of new research and development equipment, testing equipment that are consigned to partners located in Asia to support our increased production, purchase of land in anticipation of building additional space, and purchases of other hardware equipment, technology licenses, software and intangible assets.  Investing activities also used cash of $218.0 million towards the net purchases of marketable securities, primarily due to the increased cash balances in the first nine months of the fiscal year 2008. Investing activities used cash of $168.9 million during the first nine months of fiscal year 2007, primarily due to $69.6 million for capital expenditures and $67.0 million towards acquisition of businesses.  Investing activities also used cash of $32.3 million towards the net purchases of marketable securities in the first nine months of the fiscal year 2007.

We expect to spend approximately $30.0 million to $50.0 million for capital expenditures unrelated to acquisitions during the fourth quarter of fiscal year 2008. In addition, we may continue to use cash in connection with the acquisition of businesses or assets.

  Financing activities used cash of $374.4 million towards our stock repurchase program for the first nine months of fiscal year 2008 and provided cash of $204.4 million from common stock issued under employee stock plans during the first nine months of fiscal year 2008. Financing activities provided cash of $2.2 million during the first nine months of fiscal year 2007, primarily as a result of $154.6 million of common stock issued under employee stock plans, offset by $175.0 million of cash used towards our stock repurchase program.

Stock Repurchase Program

During fiscal year 2005, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program.  In fiscal year 2008, on May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

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

During the third quarter of fiscal year 2008, we entered into a structured share repurchase transaction to repurchase 4.0 million shares for $125.0 million which we recorded on the trade date of the transaction.  Through October 28, 2007, we have repurchased 56.0 million shares under our stock repurchase program for a total cost of $862.5 million.

Subsequent to October 28, 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our fourth quarter of fiscal year 2008 ending on January 27, 2008.

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

3dfx Asset Purchase

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into the Asset Purchase Agreement, or the APA, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx. Under the terms of the APA, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx one million shares, which due to subsequent stock splits now totals six million shares, of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets.

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx.   In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court after notice and hearing. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement. However, the conditional settlement never progressed substantially through the confirmation process.

On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007, and the Bankruptcy Court’s decision is still pending.

Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

Contractual Obligations

At October 28, 2007, we had outstanding inventory purchase obligations totaling approximately $784.2 million. There were no other material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended January 28, 2007. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of October 28, 2007, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. We are required to adopt the provisions of EITF 07-3 beginning with our fiscal quarter ending April 27, 2008. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of October 28, 2007, we had $1.85 billion in cash, cash equivalents and marketable securities.

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

 As of October 28, 2007, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $3.0 million.

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

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at October 28, 2007. Subsequent to October 28, 2007, we have entered into a forward foreign exchange contract to purchase Euros with a notional principal of  $83.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 28, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our quarter ended October 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A.RISK FACTORS

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

Conversely, if we underestimate our customers’ demand for our products, our third party manufacturing partners may not have adequate capacity to increase production for us meaning that we may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fill our customers’ orders on a timely basis, or at all, could damage our customer relationships, result in lost revenue, cause a loss in market share, impact our customer relationships or damage our reputation, any of which could adversely impact our financial results.

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

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and had 3,020 full-time employees engaged in research and development as of October 28, 2007 and 2,327 full-time employees as of October 29, 2006. Research and development expenditures were $179.5 million and $495.8 million for the three and nine months ended fiscal year 2008, respectively and $140.7 million and $391.2 million for the three and nine months ended fiscal year 2007, respectively.  Research and development expenses included non-cash stock-based compensation expense of $18.7 million and $57.5 million for the three and nine months ended fiscal year 2008, respectively, and $18.7 million and $49.7 million for the three and nine months ended fiscal year 2007, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to remain competitive, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.

Our operating expenses are relatively fixed and we may not be able to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 24% and 26% of our total revenue during the third quarter of fiscal years 2008 and 2007, respectively and 26% and 27% for the first nine months of fiscal years 2008 and 2007, respectively. Operating expenses included $29.4 million for the third quarters of fiscal years 2008 and 2007, and $90.8 million and $77.5 million for the first nine months of fiscal years 2008 and 2007, respectively, related to non-cash stock-based compensation expense. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any revenue shortfalls. If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our third-party manufacturers to migrate to smaller geometry processes successfully. Some of our competitors own their own manufacturing facilities and may be able to move to a new state of the art manufacturing process more quickly than our manufacturing partners.  For example, Intel recently released a 45nm chip for desktop computers which it is manufacturing in its foundries.  If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

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

The Audit Committee’s review of NVIDIA’s historic stock option practices identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended January 29, 2006 and our Quarterly Report on Form 10-Q for the three months ended April 30, 2006 to restate the consolidated financial statements contained in those reports. This review of our historical stock option granting practices and subsequent restatement required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business.

Additionally, the review and the resulting restatement of our prior financial statements have exposed us to greater risks associated with litigation. Ten derivative complaints have been filed in state and federal court pertaining to allegations relating to stock option grants. We cannot assure you that these or future similar complaints, or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. On August 5, 2007, our Board authorized the formation of a Special Litigation Committee to investigate, evaluate, and make a determination as to how NVIDIA should proceed with respect to the claims and allegations asserted in the underlying derivative cases brought on NVIDIA. The Special Litigation Committee’s review is ongoing.  The conduct and resolution of these matters will be time consuming, expensive and could distract our management’s attention from the conduct of our business which could negatively impact our business.  Furthermore, if we are subject to adverse rulings, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

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

Any one or more of the factors discussed in this Form 10-Q or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. Similarly, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

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

If OEMs, ODMs, and add-in board and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our OEMs and ODMs, in an attempt to allow us to better anticipate and address customer needs in new products so that our products will achieve design wins.

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

As our GPUs and other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, we expect average selling prices and gross margins for our processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices and gross margin. In order for our processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our processors for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. In addition, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, or add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed, or that any new products will be sold.

As the complexity of our products and the manufacturing process for our products increases, there is an increasing risk that we will experience problems with the performance of our products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors that may delay the introduction or volume sale of new products we develop. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins and reduced demand for products or loss of market share. In addition, technologies developed by others may render our processors non-competitive or obsolete or result in our holding excess inventory, which would harm our business.

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

We are a fabless semiconductor company meaning we do not manufacture the semiconductor wafers used for our products and do not own or operate a wafer fabrication facility.  Instead, we utilize industry-leading foundries to produce our semiconductor wafers with their state-of-the-art fabrication equipment and techniques. Therefore, we rely on our manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and deliver wafers to us on a timely basis at acceptable prices.  Since we obtain semiconductor wafers on a purchase order basis, the foundries we use have no obligation to provide us with any specified minimum quantities of product so we rely on them to allocate to us a portion of their manufacturing capacity that will be sufficient to meet our needs.  Because these suppliers, including the fabrication facility that produces a majority of our products, fabricate wafers for other companies, including some of our competitors, they could choose to prioritize their capacity for other users, reduce or eliminate deliveries to us, or increase the prices that they charge us on short notice.  If we are unable to meet customer demand due to reduced or eliminated deliveries, we could lose sales to customers, which would negatively impact our revenue and our reputation.

Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, there is no readily available alternative source of supply for any specific product. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with the third-party manufacturers we use to ensure adequate product supply and competitive pricing to respond to customer demand.

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

In April 2005, we finalized our definitive agreement with Sony Computer Entertainment, or SCE, to jointly develop custom GPU for SCE’s PlayStation3. Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.  Contractual arrangements with SCE generated $32.5 million and $18.3 million of revenue during the third quarter of fiscal years 2008 and 2007, respectively, and $77.0 million and $65.5 million for the first nine months of fiscal years 2008 and 2007, respectively. Given the intense competition in the game console market, there can be no assurance that the PlayStation3 will achieve long term commercial success. If we do not receive royalties as we anticipate, our revenue and gross margin may be adversely affected.

Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

Our accounts receivable are highly concentrated.  Three customers that had individual balances in excess of 10% of total accounts receivable, accounted for approximately 35% and 26% of our total accounts receivable balance as at October 28, 2007 and January 28, 2007, respectively, and make us vulnerable to adverse changes in our customers' businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

We rely on third-party vendors to supply software development tools to us for the development of our new products and we may be unable to obtain the tools necessary to develop or enhance new or existing products.

When we design and develop new products or product enhancements, we rely on third-party software development tools to assist us in the design, simulation and verification of new products or enhancements to existing products. If the software development tools available at the time that we are designing, simulating or verifying a product are not sophisticated enough or technologically advanced enough for our purposes, we may be unable to bring our products, or enhancements to existing products, to market in a timely manner, or at all.  In the past, we have experienced delays in the introduction of products as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. In the future, the design requirements necessary to meet consumer demands for more features and greater functionality from our processors may exceed the capabilities of the software development tools that are available to us. If the software development tools we use become unavailable or fail to produce designs that meet consumer demands, we may miss design cycles or lose design wins which could result in a loss of market share, a decrease in revenue or negatively impact our operating results.

Because of the importance of software development tools to the development of our products, a critical component of our product development efforts is our partnerships with leaders in the computer-aided design industry, including Cadence Design Systems, Inc. and Synopsys, Inc. We have invested significant resources to develop relationships with these industry leaders and have often assisted them in the definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking segments and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of our customers. If these relationships are not successful, we may not be able to develop new products or enhancements for existing products in a timely manner, which could result in a loss of market share, a decrease in revenue and a negative impact on our operating results.

We sell our products to a small number of customers and our business could suffer if we lose any of these customers.

We have only a limited number of customers and our sales are highly concentrated. Sales to significant customers, representing revenue in excess of 10% of our total revenue, accounted for approximately 10% and 13%, of our total revenue for the third quarter and the first nine months of fiscal years 2008 and 2007, respectively.  Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of OEMs and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, or if they were to significantly reduce the number of products they order from us, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

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

The market for our products is highly competitive and is characterized by rapid technological change, new product introductions, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are:
•	performance;
•	breadth and frequency of product offerings;
•	access to customers and distribution channels;
•	backward-forward software support;
•	conformity to industry standard application programming interfaces;
•	manufacturing capabilities;
•	price of processors; and
•	total system costs of add-in boards and motherboards.

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

For example, we are the largest supplier of AMD 64 chipsets with 61% segment share in the third quarter of calendar year 2007, as reported in the latest PC Processor and Chipset report from Mercury Research. Decline in demand for our chipsets in the AMD segment would harm our business.

              An additional significant source of competition is from companies that provide or intend to provide competing product solutions. Some of our competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. For example, Intel is working on a multi-core architecture code-named Larrabee, which may compete with our products in various markets.  Intel may also release an enthusiast level discrete GPU based on the Larrabee architecture.  If Intel devotes more resources to the development of Larrabee as well as future architectures and GPU products than we do, it may produce products that out perform our current and future generations of technology and products.

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

Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. Additionally, we generated 89% and 87% of total revenue for the third quarter of fiscal years 2008 and 2007, respectively, and 86% and 85% for the first nine months of fiscal years 2008 and 2007, respectively, from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers outside of the United States and other Americas subjects us to a number of risks associated with conducting business outside of the United States and other Americas, including, but not limited to:
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

Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in consumer and enterprise PC, notebook PC, workstation, high-performance computing, PDA, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised of approximately 80% of revenue for each of the third quarter of fiscal years 2008 and 2007 and 78% and 77% of revenue during first nine months of fiscal years 2008 and 2007, respectively. As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the consumer and enterprise PC, notebook, workstation, high-performance computing, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results. Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, OEMs, ODMs, add-in-card and motherboard manufacturers, system builders and consumer electronics companies, do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline. Decreased sales of our products for these markets could negatively impact our financial results.

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

At October 28, 2007 and January 28, 2007, we had $1.85 billion and $1.12 billion in cash, cash equivalents and marketable securities. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues during the third quarter of calendar 2007, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired which could adversely impact our financial results.

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

As of November 12, 2007, over 50 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

In the consolidated proceedings, two groups of plaintiffs (one representing all direct purchasers of graphic processing units, or GPUs and the other representing all indirect purchasers) filed consolidated, amended class-action complaints..  These complaints purport to assert federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, Inc., or ATI, and Advanced Micro Devices, Inc., or AMD as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  Discovery associated with these cases will be expensive.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. Costs of defense and any damages resulting from a ruling against us or a settlement of the litigation could adversely affect our business.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the third quarter of fiscal years 2008 and 2007 we recorded $32.0 million and $31.7 million, respectively, and $98.9 million and $82.8 million for the first nine months of fiscal years 2008 and 2007, respectively, related to non-cash stock-based compensation, resulting from our compliance with SFAS 123 (R), which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

If infringement claims are made against us or we are found to infringe a third parties’ patent, we may seek licenses under the third parties’ patents or other intellectual property rights. In addition, an indemnified customer may be required to obtain a license to a third parties’ patents or intellectual property. However, licenses may not be offered to us at all or on terms acceptable to us, particularly by competitors. If we fail to obtain a license from a third party for technology that we use or that is used in one of our products that is used by an indemnified customer, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products which could reduce our revenue and harm our business. Furthermore, the indemnification of a customer may increase our operating expenses which could negatively impact our operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During fiscal year 2005, we announced that our Board of Directors, or Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal year 2008, on May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

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

During the three months ended October 28, 2007, we entered into a structured share repurchase transaction to repurchase 4.0 million shares for $125.0 million which we recorded on the trade date of the transaction.  Through October 28, 2007, we have repurchased 56.0 million shares under our stock repurchase program for a total cost of $862.5 million.

Subsequent to October 28, 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our fourth quarter of fiscal year 2008 ending on January 27, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 30, 2007 through August 26, 2007	-	$-	-	$962,482,529
August 27, 2007 through September 26, 2007	-	$-	-	$962,482,529
September 27, 2007 through October 28, 2007	3,989,363	$31.34	3,989,363	$837,441,904
Total	3,989,363	$31.34	3,989,363

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
(2)  Represents weighted average price paid per share during the quarter ended October 28, 2007.
(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the three months ended October 28, 2007, we entered into a structured share repurchase transaction to repurchase 4.0 million shares for $125.0 million which we recorded on the trade date of the transaction.  Subsequent to October 28, 2007, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $125.0 million that we expect to settle prior to the end of our fourth quarter of fiscal year 2008 ending on January 27, 2008.

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

Date: November 21, 2007
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