Form 10-K
NVIDIA CORP
filed 2008-03-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 27, 2008
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23985

NVIDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3177549
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2701 San Tomas Expressway
Santa Clara, California 95050
(408) 486-2000
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Global Select Market

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                                                Accelerated filer ☐                                               Non-accelerated filer ☐              Smaller reporting company ☐
                    (Do not check if a smaller  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2007 was approximately $12.8 billion (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Select Market, on July 27, 2007). Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of July 29, 2007. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 14, 2008 was 554,782,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by May 26, 2008, are incorporated by reference.

NVIDIA CORPORATION

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include, but are not limited to, statements as to: the features, benefits, capabilities, performance, impact, production and availability of our technologies and products; visual computing; the physics engine; seasonality; acquisitions and strategic investments; our strategies and objectives; mobile devices; new product lines; digital multimedia; product cycles; design wins; design support; computer-aided design; market share; average selling prices; our growth and success; factors contributing to our growth and success; our financial results; our inventories; expensing of stock options; the impact of stock-based compensation expense; critical accounting policies; mix and sources of revenue; expenditures; cash flow and cash balances; liquidity; uses of cash; backlog; dividends; investments and marketable securities; our stock repurchase program; our internal control over financial reporting; our disclosure controls and procedures; recent accounting pronouncements; our competition and competitive position; our intellectual property; the importance of our strategic relationships; customer demand; reliance on a limited number of customers and suppliers; international operations; our ability to attract and retain qualified personnel; our exchange rate risk; compliance with environmental laws and regulations; litigation arising from our historical stock option grant practices and financial restatements; the Department of Justice subpoena and investigation; and litigation matters.   Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the risks discussed below as well as difficulties associated with: conducting international operations; slower than anticipated growth; forecasting customer demand; unanticipated decreases in average selling prices; increased sales of lower margin products; difficulty in collecting accounts receivable; fixed operating expenses; our inability to decrease inventory purchase commitments; difficulties in entering new markets; slower than expected development of a new market; inventory write-downs; entry of new competitors in our established markets; reduction in demand for our products; market acceptance of competitors’ products instead of our products; software or manufacturing defects; the impact of competitive pricing pressures; disruptions in our relationships with our partners and suppliers; supply constraints; fluctuations in general economic conditions; fluctuations in investments and the securities market; failure to achieve design wins; changes in customers’ purchasing behaviors; international and political conditions; the concentration of sales of our products to a limited number of customers; decreases in demand for our products; delays in the development of new products by us or our partners; delays in volume production of our products; developments in and expenses related to litigation; our inability to realize the benefits of acquisitions; the outcome of litigation or regulatory actions; and the matters set forth under Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

    All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

    NVIDIA, GeForce, SLI, Hybrid SLI, GoForce, NVIDIA Quadro, Quadro, NVIDIA Quadro Plex, NVIDIA nForce, PureVideo, CUDA, Tesla, NVIDIA APX, PhysX, Ageia, Mental Images, Mental Ray, and the NVIDIA logo are our trademarks and/or registered trademarks in the United States and other countries that are used in this document. We may also refer to trademarks of other corporations and organizations in this document.

Our Company

    NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphic processing unit, or the GPU. Our products are designed to generate realistic, interactive graphics on consumer and professional computing devices. We serve the entertainment and consumer market with our GeForce products, the professional design and visualization market with our Quadro products, and the high-performance computing market with our Tesla products. We have four major product-line operating segments: the GPU Business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB. Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU, or mGPU products. Our CPB is comprised of our GoForce and APX mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA processors as a core component of their entertainment, business and professional solutions. We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-K.

Our Business

  GPU Business

  Our GPU Business is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products. Our GPU Business is focused on Microsoft Windows and Apple PC platforms.  GeForce GPUs power PCs made by or distributed by virtually every PC OEM worldwide in desktop PCs, notebook PCs, PCs loaded with Windows Media Center and media extenders such as the Apple TV.  GPUs enhance the user experience for playing video games, editing photos, viewing and editing videos and high-definition, or HD, movies. GPUs also enable the rich visual user interfaces of the Windows Vista and Apple OS X operating systems. The combination of the programmable Unified Shader GPU with Microsoft Corporation’s, or Microsoft’s, DirectX 10 high-level shading language is known as DirectX 10 GPUs. Combined with the ability to directly access the GPU via the new Windows Vista applications from Microsoft Office to Web 2.0, applications can now incorporate improved quality through 3D effects.

  We believe we are in an era where visual computing is becoming increasingly important to consumers and other end users of our products. Our strategy is to promote our GeForce brand as one of the most important processors through technology leadership, increasing programmability, and great content experience.  In fiscal year 2008, our strategy was to extend our architectural and technology advantage with our second-generation DirectX 10 GPUs, the GeForce 8-series GPUs. During fiscal year 2008, we added the NVIDIA GeForce 8800 Ultra, GeForce 8800 GT, GeForce 8600, GeForce 8500, and GeForce 8300 to our GeForce 8-series of GPUs, which previously included the GeForce 8800 GTX and 8800 GTS products. Our standalone desktop GPU category share grew from 52% to 64% in fiscal year 2008, according to the Mercury Research 2006 and 2007 Fourth Quarter PC Graphics Reports, respectively.

   During fiscal year 2008, we launched a new family of GeForce 8M Series notebook GPUs.   The GeForceM and NVIDIA Quadro FX mobile families represent our notebook GPUs and include the GeForce 8M, GeForce 7 Go, and NVIDIA Quadro FX M GPUs. These GPUs are designed to deliver desktop graphics performance and features for multiple notebook configurations such as desktop replacement notebooks, multimedia notebooks, thin-and-light notebooks and notebook workstations. The GeForce M and GeForce Go products are designed to serve the needs of both enterprise and consumer users. The NVIDIA Quadro FX M products are designed to serve the needs of workstation professionals in the area of product design and digital content creation.  We experienced a high degree of design-win success for the Intel Santa Rosa platform cycle during fiscal year 2008, which helped our standalone notebook category share grow from 58% to 75%, according to the Mercury Research 2006 and 2007 Fourth Quarter PC Graphics Reports, respectively.

  Professional Solutions Business

  Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our NVIDIA Quadro brand products are designed to deliver the highest possible level of performance and compatibility for the professional industry.  The NVIDIA Quadro family consists of the NVIDIA Quadro Plex Visual Computing System, or VCS, NVIDIA Quadro FX, and the NVIDIA Quadro Night Vision Systems, or NVS, professional workstation processors. NVIDIA Quadro products are recognized by many as the standard for professional graphics solutions needed to solve many of the world’s complex visual computing challenges in the manufacturing, entertainment, medical, science, and aerospace industries. NVIDIA Quadro products are fully certified by several software developers for professional workstation applications and are designed to deliver the graphics performance and precision required by professional applications.

  We believe that recent years have experienced an increasing level of global adoption for the computer-aided design approach of product creation.  NVIDIA has the leading position in the professional graphics category with over 70% share by revenue according to the 2007 Fourth Quarter International Data Corporation, or IDC, Market Research Report.  We achieved this market position by providing innovative GPU technology, software, and tools that integrate the capabilities of our GPU with a broad array of visualization products.  During fiscal year 2008, we launched seven new Quadro solutions, including the Quadro FX 370 and 570. We also introduced a new line of notebook workstation GPUs - the NVIDIA Quadro FX 1600M, 570M and 360M – as well as a new line of desktop workstation GPUs – the NVIDIA Quadro FX 4600 and 5600 – all based on our GeForce 8-series unified shader architecture.  We expanded our NVIDIA Quadro Plex family with the introduction of the NVIDIA Quadro Plex VCS IV, a new version of the NVIDIA Quadro Plex Visual Computing System, or VCS, which provides enhanced performance for a wide range of high-performance, graphics-intensive styling and design, oil and gas, and scientific applications.

  In fiscal year 2008, we also introduced NVIDIA Tesla, our entry into the high-performance computing industry. Tesla is a new family of GPU computing products that delivers processing capabilities for high-performance computing applications. The Tesla family consists of the C870 GPU Computing processor, the D870 Deskside Supercomputer and the S870 1U Computing Server. During the third quarter of fiscal year 2008, we began shipments of our Tesla C870 GPU computing processor and D870 desk-side supercomputer products. Compute Unified Device Architecture, or CUDA, software has been acknowledged for its ability to transform a GPU into a supercomputer and to deliver the level of performance normally found in large and expensive clusters residing in datacenters to the desktop of scientists and engineers around the world. During fiscal year 2008, NVIDA made available the first public version of the NVIDIA CUDA Software Developer Kit and C-compiler for computing on NVIDIA GPUs.

  In fiscal year 2008, we completed our acquisition of Mental Images, an industry leader in photorealistic rendering technology. Mental Images’ Mental Ray product is considered by many to be the most pervasive ray tracing renderer in the industry.  Mental Images visualization technology is embedded in most major digital content creation, or DCC, and computer aided design, or CAD, applications, and their rendering technology is deployed by major manufacturers and film studios. We believe that this strategic combination will enable the development of tools and technologies that will advance the state of visualization, will be optimized for next generation computing architectures, and will create new product categories for both hardware and software.

        MCP Business

   Our MCP Business is comprised of NVIDIA nForce core logic and NVIDIA GeForce mGPU products.  Our NVIDIA nForce and GeForce mGPU families of products address the multi-billion dollar computer core logic market.  Core logic is the computer’s “central nervous system,” controlling and directing high speed data between the central processing unit, or CPU, the GPU, storage, and networks.  High quality, long-term reliability, and top performance are key customer demands of core logic suppliers. Our strategy for MCPs aligns with what we anticipate will drive growth in the MCP segment such as multi-core, ever-increasing-speed networking and storage technologies, and integration of complex features such as virtualization, security processing and network processing.  During the third quarter of fiscal year 2008, we shipped our first single-chip mGPUs for Intel-processor-based desktop PCs.  We believe that the GeForce 7000 mGPU family delivers the performance of an entry-level discrete GPU when compared against traditional integrated graphics solutions. We also shipped the GeForce 7050 mGPU, which targets the lower cost categories of the market. We are now the only chipset supplier to support processor platforms created by both Intel Corporation, or Intel, and Advanced Micro Devices Inc., or AMD, and the only branded integrated GPU supplier for the Intel processor platform.  We believe that the integrated graphics opportunity represents approximately 60% of the world PC market. We also extended the reach of Scalable Link Interface, or SLI, technology into the performance category with the launch of our NVIDIA nForce 650i SLI, 680i LT SLI and 680i Ultra MCP products for Intel. We are now the second largest core logic supplier in the world with 15% segment share of the total core logic market, according to the Mercury Research 2007 Fourth Quarter PC Chipsets and Processors report.

  In fiscal year 2008, we announced a new technology named Hybrid SLI.  We named it hybrid because this technology combines a powerful as well as an energy-efficient engine and SLI because it is our multi-GPU technology.  When GeForce add-in graphics cards are connected to GeForce mGPUs, Hybrid SLI kicks in, combining their processing power to deliver an improved experience.  The technology is application aware so, depending on the processing demands of each application running on the host PC, the discrete GPU may be completely shut-down in order to save power.  For example, a PC containing the combined power of dual GeForce 8800 GTX SLI add-in graphics cards can reach 400 watts. If such a PC contained Hybrid SLI technology, both GPUs could be powered down when the user is doing email, surfing the web, or watching a Blu-ray movie, keeping the system quiet and consuming lower levels of energy.  But when a video game or any other demanding GPU application is launched, the dual GeForce 8800 GTX’s would be powered up to deliver the performance required to power the related application.  Hybrid SLI was made available starting with our GeForce8-series mGPUs.

  Our MCP strategy is to bring the benefits of GeForce GPUs to the most price sensitive categories while creating exciting platform architectures like SLI, Hybrid SLI, and Enthusiast System Architecture, or ESA.  ESA is a standard for system information protocol that links a PC system’s various critical components – such as fan, power supply, smart chassis, GPUs, and motherboards.  It enables a unified architecture for applications and users to control and optimize the performance of their system.  SLI, Hybrid SLI, and ESA are examples of how NVIDIA creates architectures that advance the capabilities of the PC.

  Consumer Products Business

  Our CPB is comprised of our GoForce and APX mobile brands and products that support PMPs, PDAs, cellular phones and other handheld devices. This business also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

    We believe that mobile devices like phones, music players, and portable navigation devices will increasingly become multi-function, multi-tasking, PCs.  As such, we anticipate the architecture of these devices will increasingly become more consumer PC-like and be capable of delivering all the entertainment and web experiences that end users currently enjoy on a PC, but in a form-factor that fits nicely in their hands.  Our mobile strategy is to create an application processor and a computer-on-a-chip that enables this experience. NVIDIA GoForce mobile products and application processors implement design techniques, both inside the chips and at the system level, which result in high performance and long battery life. These technologies enhance visual display capabilities, improve connectivity, and minimize chip and system-level power consumption. NVIDIA GoForce products can be found primarily in multimedia cellular phones and other handheld devices. In February 2008, we launched the NVIDIA APX 2500, our first such application processor.  The APX 2500 is a computer-on-a-chip designed to meet the growing multimedia demands of today's mobile phone user.  The APX 2500 is the culmination of several hundred man years of research and development.  We believe that the mobile application processor is an area where we can add a significant amount of value and we also believe that it represents growth opportunity that could ultimately reach the level of several hundred million units a year. During the first quarter of fiscal year 2008, we shipped the GoForce 6100, which was the first product resulting from our acquisition of PortalPlayer, Inc., or PortalPlayer, in fiscal year 2007.  The GoForce 6100 can be found in primarily in PMPs.

Our Strategy

    We design our products to enable our PC OEMs, ODMs, system builders, motherboard and add-in board manufacturers, and cellular phone and consumer electronics OEMs, to build products that deliver state-of-the-art features, performance, compatibility and power efficiency while maintaining competitive pricing and profitability. We believe that by developing 3D graphics, HD, video and media communications solutions that provide superior performance and address the key requirements of each of the product categories we serve, we will accelerate the adoption of HD digital media platforms and devices throughout these segments. We combine scalable architectural technology with mass market economies-of-scale to deliver a complete family of products that span from professional workstations, to consumer PCs, to multimedia-rich cellular phones.

    Our objective is to be the leading supplier of performance GPUs, MCPs and application processors that support PDAs, PMPs, cellular phones and other handheld devices. Our current focus is on the desktop PC, professional workstation, notebook PC, high-performance computing, application processor, server, multimedia-rich cellular phone and video game console product lines, and we plan to expand into other product lines. Our strategy to achieve this objective includes the following key elements:

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

  Target Leading OEMs, ODMs and System Builders.    Our strategy is to enable our leading PC, handheld and consumer electronics OEMs, ODMs and major system builder customers to differentiate their products in a highly competitive marketplace by using our products. We believe that design wins with these industry leaders provide market validation of our products, increase brand awareness and enhance our ability to penetrate additional leading customer accounts. In addition, we believe that close relationships with OEMs, ODMs and major system builders will allow us to better anticipate and address customer needs with future generations of our products.

  Sustain Technology and Product Leadership in 3D Graphics and HD Video, and Media Communications and Ultra-Low Power.    We are focused on using our advanced engineering capabilities to accelerate the quality and performance of 3D graphics, HD video, media communications and ultra-low power processing in PCs and handheld devices. A fundamental aspect of our strategy is to actively recruit the best 3D graphics and HD video, networking and communications engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, including GPUs for high-performance computing, MCPs and mobile and consumer products that support PMPs, PDAs, cellular phones and other handheld devices using independent design teams. As we have in the past, we intend to use this strategy to achieve new levels of graphics, networking and communications features and performance and ultra-low power designs, enabling our customers to achieve superior performance in their products.

  Increase Market Share.    We believe that substantial market share will be important to achieving success. We intend to achieve a leading share of the market in areas in which we don't have a leading market share, and maintain a leading share of the market in areas in which we do have the lead, by devoting substantial resources to building families of products for a wide range of applications that offer significant improvement in performance over existing products.

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

  Use our Intellectual Property and Resources to Enter into License and Development Contracts. From time to time, we expect to enter into license arrangements that will require significant customization of our intellectual property components.  For license arrangements that require significant customization of our intellectual property components, we generally recognize this license revenue using the percentage-of-completion method of accounting over the period that services are performed. For example, in fiscal year 2006, we entered into an agreement with Sony Computer Entertainment, Inc., or SCE, to jointly develop a custom GPU for SCE’s PlayStation3.  Our collaboration with SCE includes license fees and royalties for the PlayStation3 and all derivatives, including next-generation digital consumer electronics devices.  In addition, we are licensing software development tools for creating shaders and advanced graphics capabilities to SCE.

Sales and Marketing

  Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of performance GPUs, MCPs, and applications processors that support PMPs, PDAs, cellular phones and other handheld devices. Our sales and marketing teams work closely with each industry’s respective OEMs, ODMs, system builders, motherboard manufacturers, add-in board manufacturers and industry trendsetters, collectively referred to as our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist the Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are keys to improving the Channel’s time-to-market, maintaining a high level of customer satisfaction within the Channel and fostering relationships that encourage customers to use the next generation of our products.

  In the GPU and MCP segments we serve, the sales process involves achieving key design wins with leading OEMs and major system builders and supporting the product design into high volume production with key ODMs, motherboard manufacturers and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent contract equipment manufacturers, or CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors each of which have relationships with a broad range of major OEMs and/or strong brand name recognition in the retail channel. In the CPB segment we serve, the sales process primarily involves achieving key design wins directly with the leading handheld OEMs and supporting the product design into high-volume production. Currently, we sell a significant portion of our processors directly to distributors, CEMs, ODMs, motherboard manufacturers and add-in board manufacturers, which then sell boards and systems with our products to leading OEMs, retail outlets and to a large number of system builders.

  Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system builders throughout the world.  As a result of our Channel strategy, our sales are focused on a small number of customers. Sales to our largest customer, Asustek Computer, Inc. accounted for 10% of our total revenue for fiscal year 2008.

  To encourage software title developers and publishers to develop games optimized for platforms utilizing our products, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel interact with and visit key software developers to promote and discuss our products, as well as to ascertain product requirements and solve technical problems. Our developer program makes certain of our products available to developers prior to volume availability in order to encourage the development of software titles that are optimized for our products.

Backlog

  Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as our shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we believe that only a small portion of our backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant. We do not believe that a backlog as of any particular date is indicative of future results.

Seasonality

  Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to the back-to-school and holiday seasons.

Manufacturing

  We do not directly manufacture semiconductor wafers used for our products. Instead, we utilize what is known as a fabless manufacturing strategy for all of our product-line operating segments whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization, or ISO, in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid many of the significant costs and risks associated with owning and operating manufacturing operations. Our suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing and customer support.

  We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Corporation, or TSMC, United Microelectronics Corporation, or UMC, Chartered Semiconductor Manufacturing, or Chartered, Semiconductor Manufacturing International Corporation, or SMIC, and Austria Micro Systems, or AMS to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, or ASE, Amkor Technology, or Amkor, JSI Logistics Ltd., or JSI, King Yuan Electronics Co., Ltd, or KYEC, Siliconware Precision Industries Company Ltd., or SPIL, and STATS ChipPAC Incorporated, or ChipPAC, to perform assembly, testing and packaging of most of our products.

  We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship the semiconductors to CEMs, distributors, motherboard and add-in board manufacturer customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship the products to retailers, system builders or OEMs as motherboard and add-in board solutions.

Inventory and Working Capital

        Our management focuses considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and then using our industry experience to forecast demand on a product-by-product basis. We then place manufacturing orders for our products that are based on forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. We generally maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules.

Research and Development

   We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics, HD video, audio, ultra-low power communications, storage, and secure networking performance and features is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and our consumer products that support PMPs, PDAs, cellular phones or other handheld devices using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

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

 We substantially increased our engineering and technical resources in fiscal year 2008, and have 3,255 full-time employees engaged in research and development as of January 27, 2008, compared to 2,668 employees as of January 28, 2007. The majority of the research and development employees added during fiscal year 2008 are located in international locations, including India, China, Taiwan and various locations in Europe. During fiscal years 2008, 2007 and 2006, we incurred research and development expenditures of $691.6 million, $553.5 million and $357.1 million, respectively. Research and development expenses included $76.6 million, $70.1 million and $5.9 million related to non-cash stock-based compensation for fiscal years 2008, 2007 and 2006.

Competition

  The market for GPUs, MCPs, and application processors that support PMPs, PDAs, cellular phones or other handheld devices is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, software support, conformity to industry standard Application Programming Interface, or APIs, manufacturing capabilities, price of processors, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

    A significant source of competition is from companies that provide or intend to provide GPU, MCP, and application processors that support PMPs, PDAs, cellular phones or other handheld devices. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Currently, Intel, which has greater resources than we do, is working on a multi-core architecture code-named Larrabee, which may compete with our products in various markets.  Intel may also release an enthusiast level discrete GPU based on the Larrabee architecture.

  Our current competitors include the following:

  • suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as AMD, Broadcom Corporation, or Broadcom, Silicon Integrated Systems, Inc., or SIS, VIA Technologies, Inc., or VIA, and Intel;

  • suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., SIS, and VIA;

  • suppliers of application processors that support PMPs, PDAs, cellular phones or other handheld devices intellectual property such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd, or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Samsung, Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.; and

  • suppliers of application processors for handheld and embedded devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments Inc., Qualcomm Incorporated, Marvell, Freescale Semiconductor Inc., Renesas Technology, Samsung, and ST Microelectronics.

    We expect substantial competition from both Intel’s and AMD’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution.  AMD has also announced a platform solution. Additionally, we expect that Intel and AMD will extend this strategy to other segments, including the possibility of successfully integrating a central processing unit, or CPU, and a GPU on the same chip, as evidenced by AMD’s announcement of its Fusion processor project. If AMD and Intel continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

    If and to the extent we offer products in new markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.

Patents and Proprietary Rights

  We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our issued patents have expiration dates from October 29, 2008 to May 24, 2027.  We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

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

Employees

  As of January 27, 2008 we had 4,985 employees, 3,255 of whom were engaged in research and development and 1,730 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on a operating segment basis for purposes of making operating decisions and assessing financial performance.  During the first quarter of fiscal year 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products, the PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products, the MCP business, which is comprised of NVIDIA nForce core logic and motherboard GPU products, and our CPB which is comprised of our GoForce and APX mobile brands and products that support handheld PMPs, PDAs, cellular phones, other handheld devices and license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $266.2 million, $239.6 million, and $123.8 million during fiscal years 2008, 2007 and 2006, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM.  “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” segment is primarily derived from sales of components.  All relevant prior period amounts have been revised to conform to the presentation of our current fiscal year.

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

Executive Officers of the Registrant

    The following sets forth certain information regarding our executive officers, their ages and their positions as of January 27, 2008:

Name	Age	Position
Jen-Hsun Huang	44	President, Chief Executive Officer and Director
Marvin D. Burkett	65	Chief Financial Officer
Ajay K. Puri	53	Senior Vice President, Worldwide Sales
David M. Shannon	52	Senior Vice President, General Counsel and Secretary
Debora Shoquist	53	Senior Vice President, Operations

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

  Debora Shoquist joined NVIDIA in September 2007 as Senior Vice President of Operations.  From 2004 to 2007, Ms. Shoquist served as Senior Vice President of Operations at JDS Uniphase Corporation, a provider of communications test and measurement solutions and optical products for the telecommunications industry. From 2002 to 2004, she served as Senior Vice President and General Manager of the Electro-Optics business at Coherent, Inc., a manufacturer of commercial and scientific laser equipment. Her experience includes her role at Quantum Corporation as the President of the Personal Computer Hard Disk Drive Division. Her experience also includes senior roles at Hewlett-Packard Corporation. She holds a B.S degree in Electrical Engineering from Kansas State University and a B.S. degree in Biology from Santa Clara University.

Available Information

  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, or the Exchange Act, are available free of charge on or through our Internet web site, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our web site and the information on it or connected to it is not a part of this Form 10-K.

ITEM 1A. RISK FACTORS

In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Annual Report on Form 10-K.  Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described below. Additionally, any one of the following risks could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Competition

If we are unable to compete in the markets for our products, our financial results could be adversely impacted.

The markets for our products are highly competitive and are characterized by rapid technological change, new product introductions, evolving industry standards, and declining average selling prices. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand from our products and whether we are able to deliver consistent volumes of our products at acceptable prices and quality levels. We believe other factors impacting our ability to compete are:

•	product performance;
•	product bundling by competitors with multiple product lines;
•	breadth and frequency of product offerings;
•	access to customers and distribution channels;
•	backward-forward software support;
•	conformity to industry standard application programming interfaces; and
•	manufacturing capabilities.

We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, either of which could harm our business. Some of these competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be better able to adapt to customer or technological changes. Currently, Intel, which has greater resources than we do, is working on a multi-core architecture code-named Larrabee, which may compete with our products in various markets.  Intel may also release an enthusiast level discrete GPU based on the Larrabee architecture. In order to compete, we may have to invest substantial amounts in research and development without assurance that our products will be superior to those of our competitors or that the products will achieve market acceptance.

An additional significant source of competition comes from companies that provide or intend to provide competing product solutions. For example, we are the largest supplier of AMD 64 chipsets with 60% segment share in the fourth quarter of calendar year 2007, as reported in the 2007 Fourth Quarter PC Processor and Chipset report from Mercury Research. Decline in demand for our chipsets in the AMD segment as a result of the offerings of a new or existing competitor could materially impact our financial results.

Our current competitors include the following:

•
suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output functionality as part of their existing solutions, such as AMD, Broadcom, Silicon Integrated Systems Corporation, or SIS, VIA Technologies, Inc., or VIA, and Intel;

•	suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., SIS and VIA;

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

If and to the extent we offer products in new markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. We cannot accurately predict if we will compete successfully in any new markets we may enter. If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.

As Intel and AMD continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

We expect substantial competition from both Intel’s and AMD’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution.  AMD has also announced a platform solution. Additionally, we expect that Intel and AMD will extend this strategy to other segments, including the possibility of successfully integrating a central processing unit, or CPU, and a GPU on the same chip, as evidenced by AMD’s announcement of its Fusion processor project. If AMD and Intel continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

Risks Related to Our Partners and Customers

We depend on foundries to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility.  Instead, industry-leading foundries manufacture our semiconductor wafers using their state-of-the-art fabrication equipment and techniques. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of the foundries, they do not have an obligation to provide us with any minimum quantity of product at any time or at any set price, except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation.

Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, we do not have an alternative source of supply for our products. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources, or lost sales any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with the third-party manufacturers we use to ensure adequate product supply and competitive pricing to respond to customer demand.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results and damage our reputation.

 Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, which typically is proprietary to the manufacturer. Low yields may result from either product design or process technology failure.  We do not know a yield problem exists until our design is manufactured.  When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield problems may not be identified until well into the production process. Resolution of yield problems requires cooperation by and communication between us and the manufacturer. Because of our potentially limited access to wafer foundry capacity, decreases in manufacturing yields could result in an increase in our costs and force us to allocate our available product supply among our customers. Lower than expected yields could potentially harm customer relationships, our reputation and our financial results.

We are dependent on third parties for assembly, testing and packaging of our products, which reduces our control over the delivery schedule and quantity of our products.

Our products are assembled, tested and packaged by independent subcontractors, such as Advanced Semiconductor Engineering, Inc., Amkor Technology, JSI Logistics, Ltd., King Yuan Electronics Co., Siliconware Precision Industries Co. Ltd., and ChipPAC. As a result, we do not directly control our product delivery schedules, product quantity, or product quality.  All of these subcontractors assemble, test and package products for other companies, including some of our competitors.  Since we do not have long-term agreements with our subcontractors, when demand for subcontractors to assemble, test or package products is high, our subcontractors may decide to prioritize the orders of other customers over our orders.  Since the time required to qualify a different subcontractor to assemble, test or package our products can be lengthy, if we have to find a replacement subcontractor we could experience significant delays in shipments of our products, product shortages, a decrease in the quality of our products, or an increase in product cost. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin and revenue to decline.

Failure to transition to new manufacturing process technologies could adversely affect our operating results and gross margin.

We use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we continuously evaluate the benefits of migrating our products to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive.  Our current product families are manufactured using 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer and 65 nanometer process technologies.   Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development, which could negatively impact our operating expenses and gross margin.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our new products to smaller geometry processes. Moreover, we are dependent on our third-party manufacturers to migrate to smaller geometry processes successfully. Some of our competitors own their manufacturing facilities and may be able to move to a new state of the art manufacturing process more quickly than our manufacturing partners.  For example, Intel recently released a 45 nanometer chip for desktop computers which it is manufacturing in its foundries.  If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

We rely on third-party vendors to supply software development tools to us for the development of our new products and we may be unable to obtain the tools necessary to develop or enhance new or existing products.

We rely on third-party software development tools to assist us in the design, simulation and verification of new products or product enhancements. To bring new products or product enhancements to market in a timely manner, or at all, we need software development tools that are sophisticated enough or technologically advanced enough to complete our design, simulations and verifications.  In the past, we have experienced delays in the introduction of products as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. In the future, the design requirements necessary to meet consumer demands for more features and greater functionality from our products may exceed the capabilities of available software development tools.  Unavailability of software development tools may result in our missing design cycles or losing design wins either of which could result in a loss of market share or negatively impact our operating results.

Because of the importance of software development tools to the development and enhancement of our products, a critical component of our product development efforts is our partnerships with leaders in the computer-aided design industry, including Cadence Design Systems, Inc. and Synopsys, Inc. We have invested significant resources to develop relationships with these industry leaders and have often assisted them in the definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking segments and develop products that utilize leading-edge technology on a rapid basis. If these relationships are not successful, we may be unable to develop new products or product enhancements in a timely manner, which could result in a loss of market share, a decrease in revenue or negatively impact our operating results.

 We sell our products to a small number of customers and our business could suffer if we lose any of these customers.

We have a limited number of customers and our sales are highly concentrated. Sales to our significant customers accounted for approximately 10% of our total revenue from one customer during fiscal year 2008, 12% of our total revenue from one customer during fiscal year 2007, and 26% of our total revenue from two customers during fiscal year 2006.  Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of original equipment manufacturers, or OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading personal computer, or PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, original design manufacturers, or ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, they were to significantly reduce the number of products they order from us, or we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  Two customers accounted for approximately 21% and 23% of our accounts receivable balance at January 27, 2008 and January 28, 2007, respectively.

Difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Risks Related to Our Business and Products

Our failure to estimate customer demand properly could adversely affect our financial results.

Our inventory purchases are based upon future demand forecasts or orders from our customers and may not accurately predict the quantity or type of products that our customers will want or will ultimately end up purchasing. In forecasting demand, we make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory and/or a reduction in average selling prices, and where our gross margin could be adversely affected include:

•	if there were a sudden and significant decrease in demand for our products;
•	if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;
•	if we fail to estimate customer demand properly for our older products as our newer products are introduced; or
•	if our competition were to take unexpected competitive pricing actions.

Conversely, if we underestimate our customers’ demand for our products, our third party manufacturing partners may not have adequate capacity to increase production for us meaning that we may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fulfill our customers’ orders on a timely basis, or at all, could damage our customer relationships, result in lost revenue, cause a loss in market share, impact our customer relationships or damage our reputation, any of which could adversely impact our business.

Because we order products or materials in advance of anticipated customer demand our ability to reduce our inventory purchase commitments quickly in response to lower than expected demand is limited.

We manufacture our products based on forecasts of customer demand in order to have shorter shipment lead times for our customers.  As a result, we may build inventories for anticipated periods of growth which do not occur or may build inventory anticipating demand for a product that does not materialize.  Any inability to sell products to which we have devoted resources could harm our business. In addition, cancellation or deferral of customer purchase orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. Additionally, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or does not materialize or if we incorrectly forecast product demand, which could negatively impact our financial results.

Our business results could be adversely affected if our product development efforts are unsuccessful.

In the past, we have experienced delays in the development of new products. Any delay or failure of our GPUs, our other products, or other technologies to meet or exceed specifications of our customers or competitive products could materially harm our business if customers do not buy our products. The success of our new product introductions will depend on many factors, including the following:

•	proper new product definition;
•	timely completion and introduction of new product designs;
•	availability of next-generation software development tools to design, simulate and verify our products;
•	our dependence on third-parties to effectively manufacture, assemble, test and package our new products in a timely manner while maintaining product quality;
•	differentiation of new products from those of our competitors;
•	market acceptance of our products and our customers' products; and
•	availability of adequate quantity and configurations of various types of memory products.

Our failure to successfully develop, introduce or achieve market acceptance for new processors or other technologies could impact our revenue, gross margin and other financial results.

Our failure to identify new market or product opportunities or to develop new products could harm our business.

As our GPUs and other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, we expect average selling prices and gross margins for our processors to decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices and our gross margin. In order for our processors to achieve high volumes, leading PC OEMs, ODMs, and add-in board and motherboard manufacturers must select our processors for design into their products, and then successfully complete the designs of their products and sell them. We may be unable to successfully identify new product opportunities or to develop and bring to market new products in a timely fashion. Additionally, we cannot guarantee that new products we develop will be selected for design into PC OEMs’, ODMs’, or add-in board and motherboard manufacturers’ products, that any new designs will be successfully completed, or that any new products will be sold.

As the complexity of our products and the manufacturing process for our products increases, there is an increasing risk that we will experience problems with the performance of our products and that there will be delays in the development, introduction or volume shipment of our products. We may experience difficulties related to the production of current or future products or other factors that may delay the introduction or volume sale of new products we develop. In addition, we may be unable to successfully manage the production transition risks with respect to future products. Failure to achieve any of the foregoing with respect to future products or product enhancements could result in rapidly declining average selling prices, reduced margins and reduced demand for products or loss of market share. In addition, products or technologies developed by others may render our processors non-competitive or obsolete or result in our holding excess inventory, which would harm our business.

If we are unable to achieve design wins, our products may not be adopted by our target markets or customers either of which could negatively impact our financial results.

The success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, add-in board and motherboard manufacturers, are an integral part of our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers’ new system configurations. This requires that we:

•	anticipate the features and functionality that customers and consumers will demand;
•	incorporate those features and functionalities into products that meet the exacting design requirements of our customers;
•	price our products competitively; and
•	introduce products to the market within our customers’ limited design cycles.

If OEMs, ODMs, and add-in board and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our OEMs and ODMs, in an attempt to better anticipate and address customer needs in new products so that we will achieve design wins.

Our ability to achieve design wins also depends in part on our ability to identify and be compliant with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers like Advanced Micro Devices Inc., or AMD, Intel and Microsoft Corporation, or Microsoft.  If our products are not in compliance with prevailing industry standards, we may not be designed into our customers’ product designs.  However, to be compliant with changes to industry standards, we may have to invest significant time and resources to redesign our products which could negatively impact our gross margin or operating results. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and had 3,255, 2,668 and 1,654 full-time employees engaged in research and development as of January 27, 2008, January 28, 2007 and January 29, 2006, respectively.  Research and development expenditures were $691.6 million, $553.5 million and $357.1 million for fiscal years 2008, 2007 and 2006, respectively.  Research and development expenses included non-cash stock-based compensation expense of $76.6 million and $70.1 million in fiscal years 2008 and 2007, respectively, related to non-cash stock based compensation, which we began to record in the first quarter of fiscal year 2007 as a result of our adoption of SFAS No. 123(R). If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.

If our products contain significant defects our financial results could be negatively impacted, our reputation could be damaged and we could lose market share.

Our products are complex and may contain defects or experience failures when first introduced or when we release new versions or enhancements. Past products have and future products or enhancements may contain defects, errors or bugs. Our products typically only go through one verification cycle prior to volume production and distribution. As a result, our products may contain undetected defects or flaws prior to volume production and distribution.  If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and gross margin. Additionally, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers for costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation, or result in our customers working with our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

Because our gross margin for any period depends on a number of factors, our failure to forecast changes in any of these factors could adversely affect our gross margin.

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

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could hurt our ability to grow our business, develop new products or sell our products.

 We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

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

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we make an investment in cash or use cash to pay for all or a portion of an acquisition, our cash reserves would be reduced which could negatively impact the growth of our business or our ability to develop new products. However, if we pay the consideration with shares of common stock, or convertible debentures, the holdings of our existing stockholders would be diluted. We cannot forecast the number, timing or size of future strategic investments or acquisitions, or the effect that any such investments or acquisitions might have on our operations or financial results.

We are dependent on key employees and the loss of any of these employees could negatively impact our business.

Our future success and ability to compete is substantially dependent on our ability to identify, hire, train and retain highly qualified key personnel.  The market for key employees in the semiconductor industry can be competitive.  None of our key employees is bound by an employment agreement, meaning our relationships with all of our key employees are at will.  The loss of the services of any of these employees without an adequate replacement or our inability to hire new employees as needed could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.

Our operating expenses are relatively fixed and we may not be able to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 25%, 28% and 24% of our total revenue during fiscal years 2008, 2007 and 2006, respectively.  Operating expenses included non-cash stock-based compensation expense of $122.5 million and $108.5 million in fiscal years 2008 and 2007, respectively, related to non-cash stock based compensation which we began to record in the first quarter of fiscal year 2007 as a result of our adoption of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls. Further, some of our operating expenses, like non-cash stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the fiscal years 2008 and 2007 we recorded $133.4 million and $116.7 million, respectively, related to non-cash stock-based compensation, resulting from our compliance with SFAS No. 123(R), which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

To the extent that SFAS No. 123(R) makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that may be more severe than any actions our competitors may implement and may make it difficult to attract retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

We may be required to record a charge to earnings if our goodwill or amortizable intangible assets become impaired, which could negatively impact our operating results.

Under accounting principles generally accepted in the United States, we review our amortizable intangible assets and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations.

Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Many of our revenue components fluctuate and are difficult to predict, and our operating expenses are largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.

Any one or more of the risks discussed in this Form 10-K or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. Similarly, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

Risks related to Market Conditions

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

 At January 27, 2008 and January 28, 2007, we had $1.81 billion and $1.12 billion, respectively, in cash, cash equivalents and marketable securities.  We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of January 27, 2008, we did not have any investments in auction-rate preferred securities. These investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues during the third and fourth quarter of calendar 2007, leading to liquidity disruption in the market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results. As of January 27, 2008, we did not have any issuer concentration in excess of 10% of our investment portfolio. However, our investments in the financial sector and government agencies accounted for approximately 46% and 22%, respectively, of our total investment portfolio. If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $22-$54 million.

We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. We generated 89%, 86% and 84% of total revenues for fiscal years 2008, 2007 and 2006, respectively, from sales to customers outside the United States and other Americas. As of January 27, 2008, we had offices in twelve countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

•	international economic and political conditions, such as political tensions between countries in which we do business;
•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	complying with a variety of foreign laws;
•	differing legal standards with respect to protection of intellectual property and employment practices;
•	cultural differences in the conduct of business;
•	inadequate local infrastructure that could result in business disruptions;
•	exporting or importing issues related to export or import restrictions, tariffs, quotas and other trade barriers and restrictions;
•	financial risks such as longer payment cycles, difficulty in collecting accounts receivable and fluctuations in currency exchange rates;
•	imposition of additional taxes and penalties; and
•	other factors beyond our control such as terrorism, civil unrest, war and diseases such as severe acute respiratory syndrome and the Avian flu.

If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

Our international operations in Australia, Taiwan, Japan, Korea, China, Hong Kong, India, France, Russia, Germany, Finland and the United Kingdom are subject to many of the above listed risks. We intend to continue to expand our existing operations and expect to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

The economic conditions in our primary overseas markets, particularly in Asia, may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in United States dollars. Accordingly, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets or require us to assume the risk of denominating certain sales in foreign currencies. We anticipate that these factors will impact our business to a greater degree as we further expand our international business activities.

If our products do not continue to be adopted by the desktop PC, notebook PC, workstation, high-performance computing, PMP, PDA, cellular handheld devices, and video game console markets or if the demand for new and innovative products in these markets decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, PMP, PDA, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised of approximately 79%, 77% and 74% of revenue for fiscal years 2008, 2007 and 2006, respectively. As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, PMP, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, OEMs, ODMs, add-in-card and motherboard manufacturers, system builders and consumer electronics companies, do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline. Decreased sales of our products for these markets could negatively impact our revenue and our financial results.

We are dependent on the PC market and its rate of growth in the future may have a negative impact on our business.

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

Our business is cyclical in nature and an industry downturn could harm our financial results.

Our business is directly affected by market conditions in the highly cyclical semiconductor industry, including alternating periods of overcapacity and capacity constraints, variations in manufacturing costs and yields, significant expenditures for capital equipment and product development, and rapid technological change. If we are unable to respond to changes in our industry, which can be unpredictable and rapid, in an efficient and timely manner, our operating results could suffer. In particular, from time to time, the semiconductor industry has experienced significant and sometimes prolonged downturns characterized by diminished product demand, increased inventory levels and accelerated erosion of average selling prices. If we cannot take appropriate actions such as reducing our manufacturing or operating costs to sufficiently offset declines in demand, increased inventories, or decreased selling prices during a downturn, our revenue and operating results will suffer.

Risks Related to Regulatory and other Legal Matters

The United States Department of Justice’s pending investigation into the market for graphics processors and the ongoing civil actions could adversely affect our business.

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to GPUs and cards. No specific allegations have been made against us. We are cooperating with the DOJ in its investigation.

As of March 5, 2008, 55 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

In the consolidated proceedings, two groups of plaintiffs (one representing all direct purchasers of graphic processing units, or GPUs, and the other representing all indirect purchasers) filed consolidated, amended class-action complaints. These complaints purport to assert federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, Inc., or ATI and AMD, as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  Discovery is underway and plaintiffs are currently required to file any motion for class certification by April 24, 2008.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.  Costs of defense and any damages resulting from a ruling against us or a settlement of the litigation could adversely affect our business.

The matters relating to the Board’s review of our historical stock option granting practices and the restatement of our consolidated financial statements have resulted in litigation, which could harm our financial results.

On August 10, 2006, we announced that the Audit Committee of our Board, with the assistance of outside legal counsel, was conducting a review of our stock option practices covering the time from our initial public offering in 1999, our fiscal year 2000, through June 2006. The Audit Committee reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, we recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants.

The Audit Committee’s review of our historic stock option practices identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended January 29, 2006 and our Quarterly Report on Form 10-Q for the three months ended April 30, 2006 to restate the consolidated financial statements contained in those reports.  This review of our historical stock option granting practices and subsequent restatement required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business.

Additionally, the review and the resulting restatement of our prior financial statements have exposed us to greater risks associated with litigation. Ten derivative complaints have been filed in state and federal court pertaining to allegations relating to stock option grants. We cannot assure you that these or future similar complaints, or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. On August 5, 2007, our Board authorized the formation of a Special Litigation Committee to investigate, evaluate, and make a determination as to how we should proceed with respect to the claims and allegations asserted in the underlying derivative cases brought on behalf of NVIDIA.  Currently, the Special Litigation Committee’s review is ongoing.  The conduct and resolution of these matters will be time consuming, expensive and could distract our management’s attention from the conduct of our business.  Furthermore, if we are subject to adverse rulings, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

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

If infringement claims are made against us or our products are found to infringe a third parties’ patent or intellectual property, we or one of our indemnified customers may have to seek a license to the third parties’ patent or other intellectual property rights. However, we may not be able to obtain licenses at all or on terms acceptable to us particularly from our competitors. If we or one of our indemnified customers is unable to obtain a license from a third party for technology that we use or that is used in one of our products, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products.  We may also have to make royalty or other payments, or cross license our technology. If these arrangements are not concluded on commercially reasonable terms, our business could be negatively impacted. Furthermore, the indemnification of a customer may increase our operating expenses which could negatively impact our operating results.

We are a party to litigation, which, if determined adversely to us, could adversely affect our cash flow and financial results.

We are a party to litigation. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully asserted against us may cause us to pay substantial damages, including punitive damages, and other related fees. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. For example, we are subject to the European Union Directive on Restriction of Hazardous Substances Directive, or RoHS Directive, that restricts the use of a number of substances, including lead, and other hazardous substances in electrical and electronic equipment in the market in the European Union.    We could face significant costs and liabilities in connection with the European Union Directive on Waste Electrical and Electronic Equipment, or WEEE. The WEEE directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005.

It is possible that unanticipated supply shortages, delays or excess non-compliant inventory may occur as a result of the RoHS Directive, WEEE, and other domestic or international environmental regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences including costs, fines, suspension of production, excess inventory, sales limitations, criminal and civil liabilities and could impact our ability to conduct business in the countries or states that have adopted these types of regulations.

While we believe that we have adequate internal control over financial reporting, if we or our independent registered public accounting firm determines that we do not, our reputation may be adversely affected and our stock price may decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to audit the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, the manner in which companies and their independent public accounting firms apply these requirements and testing companies’ internal controls, remains subject to some judgment. To date, we have incurred, and we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. Despite our efforts, if we identify a material weakness in our internal controls, there can be no assurance that we will be able to remediate that material weakness in a timely manner, or that we will be able to maintain all of the controls necessary to determine that our internal control over financial reporting is effective. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

Changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

   We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States.  These principles are constantly subject to review and interpretation by the Securities and Exchange Commission, or, SEC, and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

Provisions in our certificate of incorporation, our bylaws and our agreement with Microsoft could delay or prevent a change in control.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of our Board to create and issue preferred stock without prior stockholder approval;
•	the prohibition of stockholder action by written consent;
•	a classified Board; and
•	advance notice requirements for director nominations and stockholder proposals.

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

  Outside of the United States, we lease space in Hsin Chu City and Taipei, Taiwan; Tokyo, Japan; Seoul, Korea; Beijing, Shanghai, and Shenzhen, China; Wanchai, and Shatin, New Territories, Hong Kong; Bangalore, Hyderabad, Mumbai and Pune, India; Paris, France; Moscow, Russia; Berlin, Munich and Wurselen, Germany; Helsinki, Finland and Theale and London, United Kingdom; Melbourne, Australia. These facilities are used primarily to support our customers and operations and as sales and administrative offices. The office lease spaces in Wurselen, Germany, Shenzhen and Shanghai, China and Bangalore, Pune and Hyderabad, India are used primarily as design centers. Additionally, we own the building in Hyderabad, India, which is being used primarily as a design center.

  Subsequent to the end of fiscal year 2008, on February 14, 2008, we closed escrow on a purchase of property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California for approximately $150.0 million.

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

ITEM 3. LEGAL PROCEEDINGS

    3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx which closed on April 18, 2001.

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

Following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the conditional settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders’ Committee was appointed. Since that appointment, the Equity Holders’ Committee has filed a competing plan of reorganization/liquidation. The Equity Holders’ Committee’s plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. The Equity Holders’ Committee contends that the commitment by an investor to pay in equity capital is sufficient to trigger NVIDIA's obligations under the APA to pay the stock consideration.  NVIDIA contends, among other things, that such a commitment is not sufficient and that its obligation to pay the stock consideration has been extinguished. By virtue of stock splits since the execution of the APA, the stock consideration would now total six million shares of NVIDIA common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court seeking an order giving it standing to bring a lawsuit to obtain the stock consideration. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy Court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. At a hearing on December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Holders’ Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the APA was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the APA, and that the APA is capable of being assumed by the bankruptcy estate.  Because of the trial of the Trustee's fraudulent transfer claims against NVIDIA, the Equity Committee's lawsuit has not progressed substantially in 2007.  The next status conference is not scheduled until July 31, 2008. In addition, the Equity Holders Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

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

We voluntarily contacted the SEC regarding the Audit Committee’s review.  In late August 2006, the SEC initiated an inquiry related to our historical stock option grant practices. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review. In November 2006, we voluntarily provided the SEC with additional documents. We continued to cooperate with the SEC throughout its inquiry.  On October 26, 2007, the SEC formally notified us that the SEC's investigation concerning our historical stock option granting practices had been terminated and that no enforcement action was recommended.

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. The California Superior Court cases have been consolidated and plaintiffs filed a consolidated complaint on April 23, 2007. Plaintiffs in the Delaware action filed an Amended Shareholder Derivative Complaint on February 12, 2008. Plaintiffs in the federal action filed a Second Amended Consolidated Verified Shareholders Derivative Complaint on March 18, 2008. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions allege claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleges violations of federal provisions, including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints. Between May 14, 2007 and May 17, 2007, we filed several motions to dismiss or to stay the federal, Delaware and Santa Clara actions. The Delaware motions were superseded when the Delaware plaintiffs filed the Amended Shareholder Derivative Complaint on February 28, 2008. The federal motions were superseded when the federal plaintiffs filed the Second Amended Consolidated Verified Shareholders Derivative Complaint on March 18, 2008. We have not yet responded to either of these Complaints.  The Santa Clara motion to stay was denied without prejudice and the parties are currently engaged in discovery-related proceedings.

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

 Department of Justice Subpoena and Investigation, and Civil Cases

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to GPUs and cards. No specific allegations have been made against us. We are cooperating with the DOJ in its investigation.

As of March 5, 2008, 55 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

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

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  Discovery is underway and plaintiffs are currently required to file any motion for class certification by April 24, 2008.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 14, 2008, we had approximately 449 registered stockholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 25, 2009
First Quarter (through March 14, 2008)	$27.59	$18.12

Fiscal year ended January 27, 2008
Fourth Quarter	$38.20	$22.33
Third Quarter (1)	$39.67	$27.00
Second Quarter (1)	$31.89	$21.47
First Quarter (1)	$23.27	$18.69

Fiscal year ended January 28, 2007
Fourth Quarter (1)	$25.97	$20.60
Third Quarter (1)	$23.06	$13.90
Second Quarter (1)	$21.25	$11.45
First Quarter (1)	$20.56	$14.29
(1)	Reflects a three-for-two stock split effective on September 10, 2007 and a two-for-one stock split effective on April 6, 2006.

Dividend Policy

    We have never paid and do not expect to pay cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

    During fiscal year 2005, we announced that our Board of Directors, or Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal year 2008, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

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

During the fiscal year ended January 27, 2008, we entered into structured share repurchase transactions to repurchase 18.9 million shares for $499.4 million, which we recorded on the trade date of the transactions.  In addition, we repurchased 1.8 million shares for $53.1 million in the open market in privately negotiated transactions. Through January 27, 2008, we had repurchased 61.7 million shares under our stock repurchase program for a total cost of $1.04 billion.

Subsequent to January 27, 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $123.9 million that we expect to settle prior to the end of our first quarter of fiscal year 2009 ending on April 27, 2008.

Period:	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 29, 2007 through November 25, 2007	3,874,190	$34.97	3,874,190	$701,949,311
November 26, 2007 through December 23, 2007	320,500	$29.78	320,500	$692,406,159
December 24, 2007 through January 27, 2008	1,511,297	$21.87	1,511,297	$659,356,907
Total	5,705,987	$31.21	5,705,987

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
(2) Represents weighted average price paid per share during the quarter ended January 27, 2008.
(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the three months ended January 27, 2008, we entered into a structured share repurchase transaction to repurchase 3.9 million shares for $125.0 million which we recorded on the trade date of the transaction.  In addition, we repurchased 1.8 million shares for $53.1 million in the open market, in privately negotiated transactions. Subsequent to January 27, 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $123.9 million that we expect to settle prior to the end of our first quarter of fiscal year 2009 ending on April 27, 2008.

Stock Performance Graphs

The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the five years ended January 27, 2008. The graph assumes that $100 was invested on January 24, 2003 in our common stock or on January 31, 2003 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$800
$700
$600
$500
$400
$300
$200
$100
$0
1/24/03
1/25/04
1/30/05
1/29/06
1/28/07
1/27/08
NVIDIA Corporation
S&P 500
S&P Semiconductors

	1/24/2003	1/25/2004	1/30/2005	1/29/2006	1/28/2007	1/27/2008
NVIDIA Corporation	$100.00	$227.04	$224.98	$454.77	$618.88	$735.99
S & P 500	$100.00	$134.57	$142.96	$157.79	$180.70	$176.52
S & P Semiconductors	$100.00	$199.05	$149.60	$172.97	$162.86	$151.77

The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the period commencing with our initial public offering through the year ended January 27, 2008. The graph assumes that $100 was invested at our initial public offering on January 21, 1999 in our common stock or on December 31, 1998 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 9 YEAR CUMULATIVE TOTAL RETURN*
Among NVIDIA Corporation, The S&P 500 Index
And The S&P Semiconductors Index
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
1/21/99
1/31/99
1/30/00
1/28/01
1/27/02
1/24/03
1/25/04
1/30/05
1/29/06
1/28/07
1/27/08
NVIDIA Corporation
S&P 500
S&P Semiconductors

	1/21/1999	1/31/1999	1/30/2000	1/28/2001	1/27/2002	1/24/2003	1/25/2004	1/30/2005	1/29/2006	1/28/2007	1/27/2008
NVIDIA Corporation	$100.00	$158.33	$311.46	$846.88	$2,182.33	$339.00	$769.67	$762.67	$1,541.67	$2,098.00	$2,495.00
S&P 500	$100.00	$104.18	$114.96	$113.93	$95.53	$73.54	$98.97	$105.13	$116.05	$132.89	$129.82
S&P Semiconductors	$100.00	$119.64	$180.33	$145.17	$112.96	$50.00	$99.52	$74.79	$86.48	$81.43	$75.88

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of income data for the years ended January 27, 2008, January 28, 2007 and January 29, 2006 and the consolidated balance sheet data as of January 27, 2008 and January 28, 2007 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended January 30, 2005 and January 25, 2004 and the consolidated balance sheet data as of January 30, 2005, are derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.  The consolidated balance sheet data as of January 25, 2004 is derived from unaudited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended
	January 27,	January 28,	January 29,	January 30,	January 25,
	2008 (C)	2007 (B, C)	2006 (D)	2005	2004 (C, E)
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$4,097,860	$3,068,771	$2,375,687	$2,010,033	$1,822,945
Income from operations	$836,346	$453,452	$336,664	$95,176	$49,788
Net income	$797,645	$448,834	$301,176	$88,615	$48,630
Basic net income per share	$1.45	$0.85	$0.59	$0.18	$0.10
Diluted net income per share	$1.31	$0.76	$0.55	$0.17	$0.09
Shares used in basic per share computation (A)	550,108	528,606	509,070	498,186	482,772
Shares used in diluted per share computation (A)	606,732	587,256	548,556	527,436	516,162

	January 27,	January 28,	January 29,	January 30,	January 25,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,809,478	$1,117,850	$950,174	$670,045	$604,043
Total assets	$3,747,671	$2,675,263	$1,954,687	$1,663,551	$1,452,040
Capital lease obligations, less current portion	$-	$-	$-	$-	$856
Total stockholders’ equity	$2,617,912	$2,006,919	$1,495,992	$1,221,091	$1,089,493
Cash dividends declared per common share	$-	$-	$-	$-	$-

(A) Reflects a three-for-two stock-split effective September 10, 2007 and a two-for-one stock-split effective April 6, 2006.
(B) Fiscal year 2007 included a charge of $17.5 million associated with a confidential patent licensing arrangement.
(C) Fiscal years 2008, 2007 and 2004 include a charge of $4.0 million, $13.4 million and $3.5 million towards in-process research and development expense related to our purchase of Mental Images Inc., PortalPlayer Inc. and MediaQ Inc., respectively, that had not yet reached technological feasibility and have no alternative future use.
(D) Fiscal year 2006 included a charge of $14.2 million related to settlement costs associated with two litigation matters, 3dfx and American Video Graphics, LP, or AVG.
(E) Fiscal 2004 included a charge of $13.1 million in connection with our convertible subordinated debenture redemption.

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

Overview

  Our Company

  NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphics processing unit, or the GPU. Our products are designed to generate realistic, interactive graphics on consumer and professional computing devices. We serve the entertainment and consumer market with our GeForce products, the professional design and visualization market with our Quadro products, and the high-performance computing market with our NVIDIA Tesla products. We have four major product-line operating segments: the GPU business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB.

  Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU products. Our CPB is comprised of our GoForce and APX mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA processors as a core component of their entertainment, business and professional solutions.

  We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.  The contents of our website are not a part of this Form 10-K.

  Seasonality

  Our industry is largely focused on the consumer products market. Due to the seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to the back-to-school and holiday seasons.

Recent Developments, Future Objectives and Challenges

GPU Business

During fiscal year 2008, our GeForce product was the share leader in the Standalone Desktop GPU and Standalone Notebook GPU categories for calendar year 2007 as reported in the 2007 Fourth Quarter PC Graphics Report from Mercury Research.  Additionally, we maintained our leadership position in both the DirectX9 and DirectX10 generation of standalone desktop GPUs.

 During fiscal year 2008, we launched several new GPUs, adding the NVIDIA GeForce 8800 Ultra, 8800 GT, 8600, 8500, and 8300 to our GeForce 8-series of GPUs, which previously included the 8800 GTX and 8800 GTS. The success of these products helped us grow our share in the Standalone Desktop GPU category from 52% in the fourth quarter of calendar 2006 to 64% in the fourth quarter of calendar 2007, according to the Mercury Research 2006 and 2007 Fourth Quarter PC Graphics Reports, respectively.

  During fiscal year 2008, we also launched our PureVideo HD technology, which is a video decode and post processing technology for Blu-ray and HD DVD.

  During the second quarter of fiscal year 2008, we launched a new family of GeForce 8M Series notebook GPUs. We also supported the production ramp of top notebook PC OEMs, including Acer, Apple, ASUS, Dell, HP, Lenovo, Samsung, Sony and Toshiba. We experienced a high degree of design-win success for the Intel Santa Rosa platform cycle during fiscal year 2008, which helped our standalone notebook category share grow from 58% in the fourth quarter of calendar 2006 to 75% in the fourth quarter of calendar 2007, according to the Mercury Research 2006 and 2007 Fourth Quarter PC Graphics Reports.

  Subsequent to the end of fiscal year 2008, on February 11, 2008, we completed our acquisition of Aegia Technologies, Inc., or Aegia, an industry leader in gaming physics technology. Ageia's PhysX software is widely adopted in several PhysX-based games that are shipping or in development on Sony Playstation 3, Microsoft XBOX 360, Nintendo Wii, and gaming PCs. We believe that the combination of the GPU and physics engine brands will result in an enhanced visual experience of the gaming world.

  Professional Solutions Business

     During fiscal year 2008, we launched seven new Quadro solutions, including the Quadro FX 370 and 570. In the first quarter of fiscal year 2008, we expanded our NVIDIA Quadro Plex family with the introduction of the NVIDIA Quadro Plex VCS IV, a new version of the NVIDIA Quadro Plex visual computing system, or VCS, which provides enhanced performance for a wide range of high-performance, graphics-intensive styling and design, oil and gas, and scientific applications. Additionally, in the first quarter of fiscal year 2008, we launched the NVIDIA Quadro FX 4600 and NVIDIA Quadro FX 5600 products, which are professional solutions based on our GeForce 8-series unified architecture. During the second quarter of fiscal year 2008, we also introduced a new line of notebook workstation GPUs, the NVIDIA Quadro FX 1600M, 570M and 360M.

In fiscal year 2008, we also introduced NVIDIA Tesla, our entry into the high-performance computing industry. Tesla is a new family of GPU computing products that delivers processing capabilities for high-performance computing applications. The Tesla family consists of the C870 GPU computing processor, the D870 Deskside Supercomputer and the S870 1U Computing Server.

In fiscal year 2008, we completed our acquisition of Mental Images, an industry leader in photorealistic rendering technology. Mental Images’ Mental Ray product is considered by many to be the most pervasive ray tracing renderer in the industry.  Mental Images visualization technology is embedded in most major digital content creation, or DCC, and computer aided design, or CAD, applications, and its rendering technology is deployed by major manufacturers and film studios. We believe that this strategic combination will enable the development of tools and technologies that will advance the state of visualization, will be optimized for next generation computing architectures, and will create new product categories for both hardware and software.

MCP Business

    In fiscal year 2008, we announced a new technology named Hybrid SLI.  We named it hybrid because this technology combines a powerful as well as an energy-efficient engine, and of Scalable Link Interface, or SLI, because it is our multi-GPU technology.  The technology is application aware so, depending on the processing demands of each application running on the host PC, the discrete GPU may be completely shut-down in order to save power.

During fiscal year 2008, our NVIDIA nForce products held the leadership position for the AMD segment, as reported in the 2007 Fourth Quarter PC Processor and Chipsets Report from Mercury Research.

During the third quarter of fiscal year 2008, we shipped our first single-chip motherboard GPUs, or mGPUs, for Intel-processor-based desktop PCs.  The GeForce 7000 mGPU family delivers the performance of an entry-level discrete GPU when compared against traditional integrated graphics solutions.

During the first quarter of fiscal year 2008, we shipped the GeForce 7050 mGPU, which targets the lower cost categories of the market.

During the first quarter of fiscal year 2008, we extended the reach of SLI technology into the performance category with the launch of our NVIDIA nForce 650i SLI, 680i LT SLI and 680i Ultra MCP products for Intel.

Consumer Products Business

During the first quarter of fiscal year 2008, we unveiled our first applications processor – the GoForce 6100.  The GoForce 6100 is designed for next generation PMPs, and multimedia smart phones. We began to ship the GoForce 6100 during the second quarter of fiscal year 2008.

    Subsequent to fiscal year 2008, in February 2008, we launched the NVIDIA APX 2500.  The APX 2500 is a computer-on-a-chip designed to meet the growing multimedia demands of today's mobile phone user.  The APX 2500 is the culmination of several hundred man years of research and development.  We believe that the mobile application processor is an area where we can add a significant amount of value and we also believe it represents a revenue growth opportunity.

Gross Margin Improvement

We continued to focus on improving our gross margin in fiscal year 2008. Our gross margin was 45.6% for fiscal year 2008, an increase of 320 basis points from our gross margin of 42.4% for fiscal year 2007.

Our gross margin is significantly impacted by the mix of products that we earn revenue from during each of our fiscal periods. Product mix is often difficult to estimate with accuracy.  Therefore, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted. We expect gross margin will be relatively flat to slightly up during the first quarter of fiscal year 2009 as compared to the fourth quarter of fiscal year 2008.

Subsequent Event

Property Purchase

  On February 14, 2008, we closed escrow on a purchase of property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California for approximately $150.0 million.

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

    We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, or Board.  The Audit Committee has reviewed our disclosures relating to our critical accounting policies and estimates in this Annual Report on Form 10-K.

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

  Our policy on sales to certain distributors, with rights of return, is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

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

Accounts Receivable

  We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Management determines this allowance, which consists of an amount identified for specific customer issues as well as an amount based on general estimated exposure. Our overall estimated exposure excludes significant amounts that are covered by credit insurance and letters of credit. If the financial condition of our customers, the financial institutions providing letters of credit, or our credit insurance carrier were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could adversely affect our operating results. Furthermore, there can be no assurance that we will be able to obtain credit insurance in the future. Our current credit insurance agreement expires on December 31, 2009.

  As of January 27, 2008, our allowance for doubtful accounts receivable was $1.0 million and our gross accounts receivable balance was $686.2 million. Of the $686.2 million, $180.7 million was covered by credit insurance and $17.1 million was covered by letters of credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may have to record additional reserves or write-offs on certain sales transactions in the future. As a percentage of our gross accounts receivable balance, our allowance for doubtful accounts receivable has ranged between 0.1% and 0.3% during fiscal years 2008 and 2007. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit. As of January 27, 2008, our allowance for doubtful accounts receivable represented 0.1% of our gross accounts receivable balance. If our allowance for doubtful accounts receivable balance had been recorded at the high end of the range, at 0.3% of our gross receivable balance, then our allowance for doubtful accounts receivable balance at January 27, 2008, would have been approximately $1.9 million, rather than the actual balance of $1.0 million.

Inventories

  Inventory cost is computed on an adjusted standard basis; which approximates actual cost on an average or first-in, first-out basis. We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. As of January 27, 2008, our inventory reserve was $32.9 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 8.4% and 13.5% during fiscal years 2008 and 2007. As of January 27, 2008, our inventory reserve represented 8.4% of our gross inventory balance. If our inventory reserve balance had been recorded at the high end of the range, at 13.5% of our gross inventory balance, then our inventory reserve balance at January 27, 2008, would have been approximately $52.7 million, rather than the actual balance of $32.9 million. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

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

As of January 27, 2008, we had a valuation allowance of $82.5 million. Of the total valuation allowance, $4.7 million relates to state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $77.8 million relates to state deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes more-likely-than-not, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense.  We would recognize an income tax benefit during the period that the realization of the deferred tax assets related to state tax benefits becomes more-likely-than-not

In accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share Based Payment, our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $564.1 million as of January 27, 2008. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to do so on a with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, issued in July 2006. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. Under FIN 48 we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing the FIN 48. Please refer to Note 13 of these Notes to Consolidated Financial Statements for additional information.

Goodwill

Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We determined that our reporting units are equivalent to our operating segments for the purposes of completing our Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets, impairment test.  We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities. We elected to perform our annual goodwill impairment review during the fourth quarter of each fiscal year. We completed our most recent annual impairment test during the fourth quarter of fiscal year 2008 and concluded that there was no impairment.  Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.  The long-term financial forecast represents the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in a charge to earnings in future periods due to the potential for a write-down of goodwill in connection with such tests.

Stock-based Compensation

    Effective January 30, 2006, we adopted the provisions of SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period. Stock-based compensation expense recognized during fiscal years 2008 and 2007 was $133.4 million and $116.7 million, respectively, which consisted of stock-based compensation expense related to stock options and our employee stock purchase plan. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further information.

    We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). We recognize stock-based compensation expense using the straight-line attribution method. We estimate the value of employee stock options on the date of grant using a binomial model. Prior to the adoption of SFAS No. 123(R), we recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method was used, for the purpose of the pro forma financial information provided in accordance with Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures.

    At the beginning of fiscal year 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, vesting schedules, death and disability probabilities, expected volatility and risk-free interest. Our management determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. We began segregating options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.

Using the binomial model, the fair value of the stock options granted under our stock option plans have been estimated using the following assumptions during the year ended January 27, 2008:

Weighted average expected life of stock options (in years)	3.8 - 5.8
Risk free interest rate	3.3% - 5.0%
Volatility	37% - 54%
Dividend yield	-

    For our employee stock purchase plan we continue to use the Black-Scholes model. The fair value of the shares issued under the employee stock purchase plan has been estimated using the following assumptions during year ended January 27, 2008:

Weighted average expected life of stock options (in years)	0.5 - 2.0
Risk free interest rate	3.5% - 5.2%
Volatility	38% - 54%
Dividend yield	-

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

Litigation, Investigation and Settlement Costs

  From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters for which we are responsible. However, there are many uncertainties associated with any litigation or investigations, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs.

Results of Operations

  The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue.

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Revenue	100.0%	100.0%	100.0%
Cost of revenue	54.4	57.6	61.7
Gross profit	45.6	42.4	38.3
Operating expenses:
Research and development	16.9	18.0	15.0
Sales, general and administrative	8.3	9.6	8.5
Settlement costs	-	-	0.6
Total operating expenses	25.2	27.6	24.1
Income from operations	20.4	14.8	14.2
Interest and other income, net	1.6	1.3	0.8
Income before income tax expense	22.0	16.1	15.0
Income tax expense	2.5	1.5	2.3
Net income	19.5%	14.6%	12.7%

Fiscal Years Ended January 27, 2008, January 28, 2007 and January 29, 2006

Revenue

We report financial information for four major product-line operating segments to our Chief Executive Officer, who is considered to be our chief operating decision maker, as follows: the GPU Business, PSB, MCP business, and CPB. Revenue in the "All Other" category is primarily derived from sales of components.  Please refer to Note 14 of our Notes to Consolidated Financial Statements for further information.

Fiscal Year 2008 vs. Fiscal Year 2007

  Revenue was $4.10 billion for fiscal year 2008, compared to $3.07 billion for fiscal year 2007, which represents an increase of 34%.   For the first quarter of fiscal 2009, we expect a slight seasonal decline associated with the PC business, although overall, we believe our market and competitive position continues to be strong.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 47% to $2.52 billion in fiscal year 2008, compared to $1.71 billion in fiscal year 2007. This improvement was primarily due to increased sales of our desktop GPU products and notebook GPU products.  Sales of our desktop GPU products increased by approximately 38% compared to fiscal year 2007, primarily due to growth of the Standalone Desktop market as reported in the 2007 Fourth Quarter PC Graphics Report from Mercury Research.  Our leadership position in the Standalone Desktop market was driven by our GeForce 8-based products.  Sales of our notebook GPU products increased by approximately 114% compared to fiscal year 2007.  Notebook GPU revenue growth was primarily due to share gains in the Standalone Notebook category as reported in the 2007 Fourth Quarter PC Graphics Report from Mercury Research.  Our share gains in the Standalone Notebook category were primarily a result of shipments of products used in notebook PC design wins related to Intel’s Santa Rosa platform used in notebooks.

PSB. PSB revenue increased by 29% to $588.4 million in fiscal year 2008, compared to $454.7 million in fiscal year 2007.  Our professional workstation product sales increased due to an overall increase in shipments of boards and chips.  This increase in shipments was primarily driven by our transition from previous generations of NVIDIA Quadro professional workstation products to GeForce 8-based products.

MCP Business. MCP Business revenue increased by 7% to $710.4 million in fiscal year 2008, compared to $661.5 million in fiscal year 2007.  The increase resulted from an approximate 225% increase in sales of our Intel-based platform products as compared to fiscal year 2007.  We began ramping up shipments of our Intel-based platform products after the third quarter of fiscal year 2007.   This increase was offset by a decline in sales of our AMD-based platform products and sales of products related to our acquisition of ULi Electronics, Inc. in February 2006.

CPB.  CPB revenue increased by 8% to $251.1 million in fiscal year 2008, compared to $233.2 million in fiscal year 2007.  The overall increase in CPB revenue is primarily due to increased royalties from Sony Computer Entertainment, or SCE, but was offset by decreases in revenue from our cell phone products and our contractual development arrangements with SCE.

Fiscal Year 2007 vs. Fiscal Year 2006

Revenue was $3.07 billion for fiscal year 2007, compared to $2.38 billion for fiscal year 2006, which represents an increase of 29%. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 21% to $1.71 billion for fiscal year 2007, compared to $1.41 billion for fiscal year 2006. The increase was a result of increased sales of our desktop and notebook products. The increase in sales of our desktop products was led by our GeForce 7-based and GeForce 8-based products that serve the high-end segment. Sales of our notebook products improved due to an increased mix of GeForce 7-based products, shipping for notebook PC design wins based on Intel’s Napa platform. This increase in sales was slightly offset by a decrease in average selling prices.

PSB. PSB revenue increased by 21% to $454.7 million in fiscal year 2007, compared to $376.2 million in fiscal year 2006.  Our professional workstation product sales increased due to an increase in unit shipments, offset by a slight decrease in average selling prices.

MCP Business. MCP Business revenue was $661.5 million for fiscal year 2007, compared to $352.3 million for fiscal year 2006, which represents an increase of 88%. The overall increase in MCP business revenue is primarily due to sales of newer NVIDIA nForce4 products, NVIDIA nForce5 products, integrated AMD-based desktop products, and integrated Intel-based desktop products, which began shipping after the second quarter of fiscal year 2007. In addition, revenue also increased as a result of our acquisition of ULi in February 2006.

CPB.  CPB revenue increased by 1% to $233.2 million in fiscal year 2007, compared to $230.1 million in fiscal year 2006.  The overall increase in CPB revenue is primarily due to increased unit sales of high-end feature cellular phone and PDA products as well as revenue recognized from our contractual development arrangements.  The increase in CPB revenue was offset by a decrease in sales of our Xbox-related products to Microsoft.  We recognized revenue from the sale of our Xbox-related products to Microsoft for the last time during the second quarter of fiscal year 2006.

Concentration of Revenue

We generated 89%, 86% and 84% of our total revenue for fiscal years 2008, 2007 and 2006, respectively, from sales to customers outside the United States and other Americas. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

 Sales to our significant customers accounted for approximately 10% of our total revenue from one customer during fiscal year 2008, 12% of our total revenue from one customer during fiscal year 2007, and 26% of our total revenue from two customers during fiscal year 2006.

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

Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin was 45.6%, 42.4% and 38.3% for fiscal years 2008, 2007 and 2006, respectively.  The improvement in our gross margin reflects our continuing focus on delivering cost effective product architectures, enhancing business processes and delivering profitable growth.

Our gross margin is significantly impacted by the mix of products we sell. Product mix is often difficult to estimate with accuracy and, thus, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.  We expect gross margin to remain relatively flat to slightly up during the first quarter of fiscal year 2009 as compared to the fourth quarter of fiscal year 2008. A discussion of our gross margin results for each of our operating segments is as follows:

Fiscal Year 2008 vs. Fiscal Year 2007

GPU Business. The gross margin of our GPU Business increased during fiscal year 2008 as compared to fiscal year 2007.  This increase was primarily due to increased sales of our GeForce 8-series GPUs, which began selling in the third quarter of fiscal year 2007. Our GeForce 8-series GPUs generally have higher gross margins than our previous generations of GPUs. Additionally, the more favorable costs of memory purchases during fiscal year 2008, positively impacted our gross margin.

PSB. The gross margin of our PSB increased during fiscal year 2008 as compared to fiscal year 2007.  This increase was primarily due to increased sales of our GeForce 8-based NVIDIA Quadro products, which began selling in the fourth quarter of fiscal year 2007 and generally have higher gross margins than our previous generations of NVIDIA Quadro products.

MCP Business. The gross margin of our MCP Business increased during fiscal year 2008 as compared to fiscal year 2007.  This increase was primarily due to a shift in product mix towards Intel-based platform products, which began to ramp up shipments after the third quarter of fiscal year 2007, and inventory reserves that we recorded as a charge to cost of revenue during the first quarter of fiscal year 2007 of approximately $4.1 million related to certain NVIDIA nForce purchase commitments that we believed had exceeded future demand.

CPB. The gross margin of our CPB decreased during fiscal year 2008 as compared to fiscal year 2007.  This decrease was primarily due to a drop in gross profit realized from sales of our high-end feature cellular phone and other handheld devices.  However, increased royalties from SCE during fiscal year 2008, offset the decreases.

Fiscal Year 2007 vs. Fiscal Year 2006

GPU Business. The gross margin of our GPU Business increased during fiscal year 2007 as compared to fiscal year 2006, primarily due to the sale of our GeForce 8-series GPUs and increased sales of our GeForce 7 series GPUs, which collectively accounted for approximately 70% of our GPU Business revenue. Our GeForce 8 and our GeForce 7 series GPUs generally have higher gross margins than our previous generations of GPUs.

PSB. The gross margin of our PSB increased during fiscal year 2007 as compared to fiscal year 2006.  This increase was primarily due to increased sales of our GeForce 7-based NVIDIA Quadro products, which began to ramp up in sales during fiscal year 2007 and generally have higher gross margins than our previous generations of NVIDIA Quadro products.

MCP Business. The gross margin of our MCP Business decreased during fiscal year 2007 as compared to fiscal year 2006, primarily due to a shift in product mix to higher volumes of integrated AMD-based desktop products which have experienced lower gross margins than our discrete MCP products, and inventory reserves that we recorded as a charge to cost of revenue that primarily related to purchase commitments that we believed had exceeded future demand.

CPB. The gross margin of our CPB increased during fiscal year 2007 as compared to fiscal year 2006, primarily due to an increase in unit sales of high-end feature cellular phone and PDA products which generally have higher gross margins than our previous mobile products.  In addition, license and royalty revenue from our contractual development arrangements that have higher gross margins compared to the gross margin of Xbox products shipped in fiscal year 2006.

Operating Expenses

	Year Ended				Year Ended
	Jan. 27, 2008	Jan. 28, 2007	$ Change	% Change	Jan. 28, 2007	Jan. 29, 2006	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$691.6	$553.5	$138.1	25%	$553.5	$357.1	$196.4	55%
Sales, general and administrative expenses	341.3	293.5	47.8	16%	293.5	202.1	91.4	45%
Settlement costs	-	-	-	-	-	14.2	(14.2)	(100)%
Total operating expenses	$1,032.9	$847.0	$185.9	22%	$847.0	$573.4	$273.6	48%
Research and development as a percentage of net revenue	17%	18%			18%	15%
Sales, general and administrative as a percentage of net revenue	8%	10%			10%	9%

    Research and Development

Fiscal Year 2008 vs. Fiscal Year 2007

    Research and development expenses were $691.6 million and $553.5 million during fiscal years 2008 and 2007, respectively, an increase of $138.1 million, or 25%.  The increase is primarily related to an increase in salaries and benefits by approximately $95.3 million as a result of personnel growth in departments related to research and development functions by approximately 600 additional personnel in fiscal year 2008.  Additionally, salaries and benefits expenses also increased due to the increase in our variable compensation expense as a result of our financial performance for fiscal year 2008. Facilities expenses and expenses related to computer software and equipment also increased as a result of the personnel growth.

Fiscal Year 2007 vs. Fiscal Year 2006

    Research and development expenses were $553.5 million and $357.1 million during fiscal years 2007 and 2006, respectively, an increase of $196.4 million, or 55%. The increase was primarily due to increase in salaries and benefits by approximately $75.2 million as a result of personnel growth by approximately 1,000 additional personnel.  Additionally, stock-based compensation increased by $64.2 million due to our adoption of SFAS No. 123(R) during the first quarter of fiscal year 2007. Facilities expenses and expenses related to computer software and equipment increased as a result of the increase in personnel. In-process Research and development, or IPR&D increased by $14.0 million as a result of our acquisitions of PortalPlayer and Hybrid Graphics during fiscal year 2007. Other expenses increased primarily due to travel and other employee related expenses associated with the expansion of our international sites including our acquisitions of ULi and Hybrid Graphics.

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

  Sales, General and Administrative

  Fiscal Year 2008 vs. Fiscal Year 2007

  Sales, general and administrative expenses were $341.3 million and $293.5 million during fiscal years 2008 and 2007, respectively, an increase of $47.8 million, or 16%.  The increase is primarily due to the increase in salaries and benefits by approximately $31.4 million related to the growth in personnel by approximately 180 additional personnel. Additionally, salaries and benefits expenses also increased due to the increase in our variable compensation expense as a result of our financial performance for fiscal year 2008. Advertising and promotion expenses increased by $4.2 million primarily due to costs incurred for sponsorships and increased advertising campaign costs.  The increase in personnel during the year and the expansion of our facilities worldwide to support additional personnel resulted in increases in our facilities expenses, stock-based compensation expense and depreciation and amortization expenses.

Fiscal Year 2007 vs. Fiscal Year 2006

     Sales, general and administrative expenses were $293.5 million and $202.1 million during fiscal years 2007 and 2006, respectively, an increase of $91.4 million, or 45%.  The increase is primarily due to increase in salaries and benefits by approximately $30.7 million related to approximately 200 additional personnel and an increase of $40.7 million related to stock-based compensation resulting from our adoption of SFAS No. 123(R) during the first quarter of fiscal year 2007.  The growth in personnel during the year resulted in an increase in facilities expenses and depreciation and amortization expenses.

    We expect operating expenses to increase in the first quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008 as a result of the impact of acquisitions we have recently completed and as a result of an increase in salaries and benefit expenses.

In-process research and development

In connection with our acquisition of Mental Images in November 2007, PortalPlayer in January 2007 and Hybrid Graphics in March 2006, we wrote-off $4.0 million, $13.4 million and $0.6 million, respectively, of in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of SFAS No. 2, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price.

Settlement Costs

Settlement costs were $14.2 million for fiscal year 2006. The settlement costs are associated with two litigation matters, 3dfx and American Video Graphics, or AVG. AVG is settled. For further information about the 3dfx matter, please refer to Note 12 of the Notes to Consolidated Financial Statements.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income increased to $64.3 million in fiscal year 2008, from $41.8 million in fiscal year 2007, primarily due to the result of higher average balances of cash, cash equivalents and marketable securities and higher interest rates in fiscal year 2008 compared to fiscal year 2007. Interest income increased to $41.8 million in fiscal year 2007 from $20.7 million in fiscal year 2006 primarily due to the result of higher average balances of cash, cash equivalents and marketable securities and higher interest rates in fiscal year 2007 compared to fiscal year 2006.

  Other Income (Expense), net

  Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other income (expense) increased to $0.8 million in fiscal year 2008 from ($0.8) million in fiscal year 2007. The increase in other income during fiscal year 2008 compared to fiscal year 2007 is primarily due to approximately $2.0 million of realized gains on sale of an investment offset by an increase in foreign currency translation losses in fiscal year 2008.

  Income Taxes

  We recognized income tax expense of $103.7 million, $46.4 million and $55.6 million during fiscal years 2008, 2007 and 2006, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 11.5% in fiscal year 2008, 9.4% in fiscal year 2007, and 15.6% in fiscal year 2006.

  The difference in the effective tax rates amongst the three years was primarily a result of changes in our geographic mix of income subject to tax, with the additional change in mix due to certain stock-based compensation expensed for financial accounting purposes under SFAS No. 123(R) and an increase in the research tax credit benefit in fiscal years 2008 and 2007.

  Please refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of January 27, 2008	As of January 28, 2007
	(In millions)
Cash and cash equivalents	$727.0	$544.4
Marketable securities	1,082.5	573.4
Cash, cash equivalents, and marketable securities	$1,809.5	$1,117.8

	Year Ended
	January 27,	January 28,	January 29,
	2008	2007	2006
	(In millions)
Net cash provided by operating activities	$1,270.2	$572.7	$446.4
Net cash used in investing activities	(761.3)	(526.4)	(41.8)
Net cash used in financing activities	(326.3)	(53.6)	(61.4)

     As of January 27, 2008, we had $1.81 billion in cash, cash equivalents and marketable securities, an increase of $691.6 million from the end of fiscal year 2007. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

  Operating activities generated cash of $1.27 billion, $572.7 million and $446.4 million during fiscal years 2008, 2007 and 2006, respectively. The cash provided by operating activities increased due to an increase in our net income during the comparable periods plus the impact of non-cash charges to earnings and deferred income taxes.  During fiscal year 2008, non-cash charges to earnings included stock-based compensation of $133.4 million and depreciation and amortization on our long-term assets of $133.2 million.  Additionally, operating cash flows for fiscal year 2008 also improved due to changes in operating assets and liabilities, including the timing of payments to vendors and an improvement in inventory turnover.  These increases were offset by approximately $57.3 million in net cash outflows towards a confidential patent licensing agreement that we entered into in fiscal year 2007.

  The increase in cash flows from operating activities in fiscal year 2007 when compared to fiscal year 2006 was primarily due to an increase in our net income during the comparable periods plus the impact of non-cash charges to earnings.  Additionally, the increase is related to the $116.7 million of stock-based compensation expense recorded upon adoption of SFAS No. 123(R) in fiscal year 2007 and changes in operating assets and liabilities in fiscal years 2007 and 2006.

Investing activities

  Investing activities have consisted primarily of purchases and sales of marketable securities, acquisition of businesses and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $761.3 million, $526.4 million and $41.8 million during fiscal years 2008, 2007 and 2006, respectively.  Investing activities for fiscal year 2008 used cash of $496.4 million towards the net purchases of marketable securities, resulting from the need to invest the additional amounts of cash we received from operating activities, and $75.5 million for our acquisition of Mental Images.  Investing activities also included $187.7 million of capital expenditures. Capital expenditures included purchase of property in anticipation of building additional facilities to accommodate our growing employee headcount, new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various international locations.

  In fiscal year 2007, net cash used in investing activities included $401.8 million used for our acquisitions of PortalPlayer, ULi and Hybrid Graphics.  Additionally, net cash used in investing activities included capital expenditures of $130.8 million attributable to new research and development equipment, hardware equipment, technology licenses, software, intangible assets and leasehold improvements at our various facilities.  Net cash used by investing activities during fiscal year 2006 was primarily due to $79.6 million for capital expenditures primarily attributable to purchases of new research and development equipment, hardware equipment, technology licenses, software, intangible assets and leasehold improvements at our headquarters facility in Santa Clara, California and at our international sites.

  We expect to spend approximately $400 million to $450 million for capital expenditures during fiscal year 2009, primarily for the purchase of facilities, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations. Our estimates for future capital expenditures include approximately $150.0 million for a property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California, which we purchased on February 14, 2008. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

  Financing activities used cash of $326.3 million, $53.6 million and $61.4 million during fiscal years 2008, 2007 and 2006, respectively.  Net cash used by financing activities in fiscal year 2008 was primarily due to $552.5 million paid towards our stock repurchase program, offset by cash proceeds of $226.0 million from common stock issued under our employee stock plans.

  During fiscal years 2007 and 2006, net cash used by financing activities towards payments under our stock repurchase program was $275.0 million and $188.5 million, respectively. These uses of cash in financing activities were offset by cash proceeds from common stock issued under our employee stock plans of $221.2 million and $127.5 million, for fiscal years 2007 and 2006, respectively.

Liquidity

Cash generated by operations is used as our primary source of liquidity.  Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of January 27, 2008, we did not have any investments in auction-rate preferred securities. These investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

At January 27, 2008 and January 28, 2007, we had $1.81 billion and $1.12 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of January 27, 2008, we were in compliance with our investment policy and did not have any issuer concentration in excess of 10% of our investment portfolio.  Our investments in the financial sector and government agencies accounted for approximately 46% and 22%, respectively, of our total investment portfolio as of January 27, 2008.  Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the substantial majority of the issuers are rated AA-/Aa3 or better.  As of January 27, 2008, $1.1 billion of our portfolio had a maturity of less than a year, and a substantial majority of our remaining investments have remaining maturities of three years or less. In fiscal year 2008, we did not recognize any other-than-temporary impairments on our portfolio of available-for-sale investments.  Please refer to Note 7 of the Notes to Consolidated Financial Statements for additional information on marketable securities.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues during the third and fourth quarter of calendar 2007, leading to liquidity disruption in the market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired which could adversely impact our financial results.

  Stock Repurchase Program

  During fiscal year 2005, we announced that our Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal year 2008, we announced that our Board authorized an additional stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

     The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Exchange Act Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

 During the fiscal year ended January 27, 2008, we entered into a structured share repurchase transaction to repurchase 18.9 million shares for $499.4 million which we recorded on the trade date of the transaction.  In addition, we repurchased 1.8 million shares for $53.1 million in the open market in privately negotiated transactions. Through January 27, 2008, we had repurchased 61.7 million shares under our stock repurchase program for a total cost of $1.04 billion.

 Subsequent to January 27, 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $123.9 million that we expect to settle prior to the end of our first quarter of fiscal year 2009 ending on April 27, 2008.

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

  Our estimates for future capital expenditures include approximately $150.0 million for a property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California, which we purchased on February 14, 2008. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

  For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business and Products - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.”

3dfx Asset Purchase

    On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx. Under the terms of the APA, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The Asset Purchase Agreement also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx one million shares, which due to subsequent stock splits now totals six million shares, of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the agreement to pay any additional consideration for the assets.

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

  Please refer to Note 12 of the Notes to Consolidated Financial Statements for further information regarding this litigation.

  Contractual Obligations

  The following table summarizes our contractual obligations as of January 27, 2008:

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	All Other
	(In thousands)
Operating leases	$188,623	$42,912	$84,524	$54,763	$6,424	$-
Purchase obligations (1)	651,642	651,642	--	--	--	-
FIN 48 liability and interest (2)	88,993	-	-	-	-	88,993
Capital purchase obligations	11,840	11,840	-	-	-	-
Total contractual obligations	$941,098	$706,394	$84,524	$54,763	$6,424	$88,993
(1)	Represents our inventory purchase commitments as of January 27, 2008.
(2)
 Represents our FIN 48 liability and FIN 48 net interest/penalty payable for $77.8 million and $11.2 million, respectively, as of January 27, 2008.  We are unable to reasonably estimate the timing of FIN 48 liability and interest/penalty payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

  During fiscal year 2007, we entered into a confidential patent licensing arrangement. Our commitment for license payments under this arrangement could range from $97.0 million to $110.0 million over a ten year period; however, the net outlay under this arrangement may be reduced by the occurrence of certain events covered by the arrangement. Through January 27, 2008, we had made payments of $81.3 million towards this arrangement.

  Off-Balance Sheet Arrangements

  As of January 27, 2008, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, in December 2007, the FASB issued a proposed staff position that delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 27, 2008 related to financial assets and liabilities. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our fiscal quarter ending April 27, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D is capitalized as an intangible asset and amortized over its estimated useful life.  We are required to adopt the provisions of SFAS No. 141(R) beginning with our fiscal quarter ending April 26, 2009.  The adoption of SFAS No. 141(R) is expected to change our accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

At January 27, 2008 and January 28, 2007, we had $1.81 billion and $1.12 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of January 27, 2008, we did not have any investments in auction-rate preferred securities. These investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

    As of January 27, 2008, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $3.1 million.

    Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues during the third and fourth quarter of calendar 2007, leading to liquidity disruption in the market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results. As of January 27, 2008, we did not have any issuer concentration in excess of 10% of our investment portfolio. However, our investments in the financial sector and government agencies accounted for approximately 46% and 22%, respectively, of our total investment portfolio. If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $22-$54 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Consolidated Financial Statements and to date have not been significant.  The aggregate exchange loss included in determining net income was $1.7 million in fiscal year 2008 and $0.5 million in fiscal year 2007.  The impact of exchange gain/loss was not material in fiscal year 2006.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at January 27, 2008.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 27, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 27, 2008 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 27, 2008.

The effectiveness of our internal control over financial reporting as of January 27, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

    Reference is made to the information regarding directors appearing under the heading “Proposal 1- Election of Directors” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

             Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Information about the Board of Directors and Corporate Governance” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

    Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information appearing under the heading “Information about the Board of Directors and Corporate Governance - Code of Conduct” in our 2008 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Worldwide Code of Conduct” and “Financial Team Code of Conduct” are published on the Investor Relations portion of our web site, under Corporate Governance, at www.nvidia.com.  The contents of our website are not a part of this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporate by reference from the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation”  and “Compensation Committee Report” in our 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

    The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item is hereby incorporated by reference from the sections entitled “Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2008 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

    The information required by this item is hereby incorporated by reference from the section entitled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NVIDIA Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 27, 2008 and January 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2007.

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

PricewaterhouseCoopers LLP

San Jose, CA
March 21, 2008

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Revenue	$4,097,860	$3,068,771	$2,375,687
Cost of revenue	2,228,580	1,768,322	1,465,654
Gross profit	1,869,280	1,300,449	910,033
Operating expenses:
Research and development	691,637	553,467	357,123
Sales, general and administrative	341,297	293,530	202,088
Settlement costs	-	-	14,158
Total operating expenses	1,032,934	846,997	573,369
Income from operations	836,346	453,452	336,664
Interest income	64,289	41,820	20,698
Interest expense	(54)	(21)	(72)
Other income (expense), net	760	(771)	(502)
Income before income tax expense	901,341	494,480	356,788
Income tax expense	103,696	46,350	55,612
Income before change in accounting principle	797,645	448,130	301,176
Cumulative effect of change in accounting principle, net of tax	-	704	-
Net income	$797,645	$448,834	$301,176

Basic income per share:
Income before change in accounting principle	$1.45	$0.85	$0.59
Cumulative effect of change in accounting principle	-	-	-
Basic net income per share	$1.45	$0.85	$0.59
Shares used in basic per share computation (1)	550,108	528,606	509,070

Diluted income per share:
Income before change in accounting principle	$1.31	$0.76	$0.55
Cumulative effect of change in accounting principle	-	-	-
Diluted net income per share	$1.31	$0.76	$0.55
Shares used in diluted per share computation (1)	606,732	587,256	548,556

(1)           Reflects a three-for-two stock split effective on September 10, 2007 and a two-for-one stock split effective on April 6, 2006.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 27, 2008	January 28, 2007
ASSETS
Current assets :
Cash and cash equivalents	$726,969	$544,414
Marketable securities	1,082,509	573,436
Accounts receivable, less allowances of $19,693 and $15,749 in 2008 and 2007, respectively	666,494	518,680
Inventories	358,521	354,680
Prepaid expenses and other	43,068	31,141
Deferred income taxes	11,268	9,419
Total current assets	2,888,829	2,031,770
Property and equipment, net	359,808	260,828
Goodwill	354,057	301,425
Intangible assets, net	106,926	45,511
Deposits and other assets	38,051	28,349
Deferred income taxes	-	7,380
Total assets	$3,747,671	$2,675,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492,099	$272,075
Accrued liabilities	475,062	366,732
Total current liabilities	967,161	638,807
Other long-term liabilities	162,598	29,537
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized; 618,701,483 shares issued and 557,102,588 outstanding in 2008; and 582,463,469 shares issued and 541,497,756 outstanding in 2007, respectively (1)	619	583
Additional paid-in capital	1,654,681	1,295,455
Treasury stock, at cost (61,598,895 shares in 2008 and 40,965,713 shares in 2007)	(1,039,632)	(487,120)
Accumulated other comprehensive income	8,034	1,436
Retained earnings	1,994,210	1,196,565
Total stockholders' equity	2,617,912	2,006,919
Total liabilities and stockholders' equity	$3,747,671	$2,675,263

(1)           Reflects a three-for-two stock split effective on September 10, 2007 and a two-for-one stock split effective on April 6, 2006.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock Outstanding Shares (1) Amount (1)		Additional Paid-in Capital (1)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders' Equity	Total Comprehensive Income
Balances, January 30, 2005	501,268,635	$508	$815,712	$(13,577)	$(24,644)	$(3,463)	$446,555	$1,221,091	$84,302
Issuance of common stock from stock plans	32,495,238	32	127,465	-	-	-	-	127,497
Stock repurchase	(19,206,510)	-	-	-	(188,509)	-	-	(188,509)
Tax benefit from stock-based compensation	-	-	24,868	-	-	-	-	24,868
Cancellation of shares	(124,995)	-	(520)	-	1,011	-		491
Reversal of deferred compensation	-	-	(2,101)	2,101	-	-		-
Amortization of deferred compensation	-	-	-	7,872	-	-	-	7,872
Unrealized loss, net of $845 tax effect	-	-	-	-	-	(120)	-	(120)	(120)
Reclassification adjustment for net realized losses included in net income, net of ($407) tax effect	-	-	-	-	-	1,626	-	1,626	1,626
Net Income	-	-	-	-	-	-	301,176	301,176	301,176
Balances, January 29, 2006	514,432,368	540	965,424	(3,604)	(212,142)	(1,957)	747,731	1,495,992	302,682
Issuance of common stock from stock plans	42,571,532	43	221,117	-	-	-	-	221,160
Stock repurchase	(15,506,144)	-	-	-	(274,978)	-	-	(274,978)
Tax deficit from stock-based compensation	-	-	(8,482)	-	-	-	-	(8,482)
Reversal of deferred compensation upon adoption of SFAS No. 123(R)	-	-	(3,604)	3,604	-	-	-	-
Stock-based compensation expense related to acquisitions	-	-	2,914	-	-	-	-	2,914
Stock-based compensation related to employees	-	-	118,790	-	-	-	-	118,790
Unrealized gain, net of $1,223 tax effect	-	-	-	-	-	3,509	-	3,509	3,509
Reclassification adjustment for net realized gains included in net income, net of $78 tax effect	-	-	-	-	-	(116)	-	(116)	(116)
Impact of change in accounting principle, net of ($379) tax effect	-	-	(704)	-	-	-	-	(704)
Net Income	-	-	-	-	-	-	448,834	448,834	448,834
Balances, January 28, 2007	541,497,756	583	1,295,455	-	(487,120)	1,436	1,196,565	2,006,919	452,227
Issuance of common stock from stock plans	36,238,014	36	225,933	-	-	-	-	225,969
Stock repurchase	(20,633,182)	-	-	-	(552,512)	-	-	(552,512)
Tax benefit from stock-based compensation	-	-	220	-	-	-	-	220
Stock-based compensation related to employees	-	-	133,073	-	-	-	-	133,073
Unrealized gain, net of $2,860 tax effect	-	-	-	-	-	6,703	-	6,703	6,703
Reclassification adjustment for net realized gains included in net income, net of $4 tax effect	-	-	-	-	-	(105)	-	(105)	(105)
Net Income	-	-	-	-	-	-	797,645	797,645	797,645
Balances, January 27, 2008	557,102,588	$619	$1,654,681	$-	$(1,039,632)	$8,034	$1,994,210	$2,617,912	$804,243

(1) Reflects a three-for-two stock split effective on September 10, 2007 and a two-for-one stock split effective on April 6, 2006.

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	January 27, 2008	January 28, 2007	January 29, 2006
Cash flows from operating activities:
Net income	$797,645	$448,834	$301,176
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense related to employees	133,365	116,735	7,872
Depreciation and amortization	133,192	107,562	97,977
Deferred income taxes	89,516	41,766	(2,691)
Payments under patent licensing arrangement	(57,255)	(14,430)	-
In-process research and development expenses	4,000	14,002	-
Tax benefit (deficit) from stock-based compensation	220	(8,482)	24,868
Cumulative effect of change in accounting principle	-	(704)	-
Other	(436)	268	417
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(146,055)	(175,261)	(21,415)
Inventories	(3,690)	(91,395)	60,916
Prepaid expenses and other current assets	(6,293)	(5,294)	(4,568)
Deposits and other assets	(13,914)	7,314	(8,073)
Accounts payable	216,875	38,613	(58,828)
Accrued liabilities and other long-term liabilities	123,026	93,153	48,757
Net cash provided by operating activities	1,270,196	572,681	446,408
Cash flows from investing activities:
Purchases of marketable securities	(1,250,248)	(220,834)	(338,058)
Proceeds from sales and maturities of marketable securities	753,839	227,067	397,686
Purchases of property and equipment and intangible assets	(187,745)	(130,826)	(79,600)
Acquisition of businesses, net of cash and cash equivalents	(75,542)	(401,800)	(12,131)
Investments in non - affiliates	(1,622)	-	(9,684)
Net cash used in investing activities	(761,318)	(526,393)	(41,787)
Cash flows from financing activities:
Payments for stock repurchases	(552,512)	(274,978)	(188,509)
Proceeds from issuance of common stock under employee stock plans	225,969	221,160	127,497
Other	220	188	(365)
Net cash used in financing activities	(326,323)	(53,630)	(61,377)
Change in cash and cash equivalents	182,555	(7,342)	343,244
Cash and cash equivalents at beginning of period	544,414	551,756	208,512
Cash and cash equivalents at end of period	$726,969	$544,414	$551,756

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,328	$26,628	$3,368

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(In thousands)

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Other non-cash activities:
Unrealized gains from marketable securities	$9,462	$4,492	$1,068
Acquisition of business - goodwill adjustment	$2,633	$17,862	$25,765
Assets acquired by assuming related liabilities	$18,072	$37,251	$-
Acquisition of business - stock option conversion	$-	$2,914	$-
Deferred stock-based compensation	$-	$3,604	$(2,101)

See accompanying notes to consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

            NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphics processing unit, or GPU. Our products are designed to generate realistic, interactive graphics on consumer and professional computing devices. We have four major product-line operating segments: the graphics processing unit, or GPU, business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB.  Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU products. Our CPB is comprised of our GoForce and APX mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.  The contents of our website are not a part of these notes to consolidated financial statements.

 All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

Fiscal year

We operate on a 52 or 53-week year, ending on the Sunday nearest January 31. Fiscal years 2008, 2007 and 2006 were 52-week years.

Stock Splits

  In August 2007, our Board of Directors, or the Board, approved a three-for-two stock split of our outstanding shares of common stock on Monday, August 20, 2007 to be effected in the form of a stock dividend. The stock split was effective on Monday, September 10, 2007 and entitled each stockholder of record on August 20, 2007 to receive one additional share for every two outstanding shares of common stock held and cash in lieu of fractional shares. All share and per-share numbers contained herein have been retroactively adjusted to reflect this stock split.

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

  Our policy on sales to certain distributors, with rights of return, is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advertising Expenses

We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2008, 2007 and 2006 were $11.4 million, $14.8 million and $9.2 million, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred, but not paid.

  Product Warranties

We generally offer limited warranty to end-users that ranges from one to three years for products in order to repair or replace products for any manufacturing defects or hardware component failures. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.

Foreign Currency Translation

   We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities, including inventories, prepaid expenses and other current assets, property and equipment, deposits and other assets and equity, are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Consolidated Financial Statements and to date have not been significant. The aggregate exchange loss included in determining net income was $1.7 million and $0.5 million in fiscal years 2008 and 2007, respectively.  The impact of exchange gain/loss was not material in fiscal year 2006.

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 27, 2008 and January 28, 2007, our cash and cash equivalents were $727.0 million and $544.4 million, respectively, which includes $218.1 million and $467.2 million invested in money market funds for fiscal year 2008 and fiscal year 2007, respectively.

Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115.  Marketable securities consist primarily of highly liquid debt securities with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. We follow the guidance provided by Emerging Issues Task Force Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in order to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary when the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time. The evaluation that we use to determine whether a marketable security is impaired is based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our intent and ability to hold the investment for a sufficient period of time to allow for recovery in value. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value.

 Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement.  Two customers accounted for approximately 21% and 23% of our accounts receivable balance at January 27, 2008 and January 28, 2007, respectively. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives, generally three to five years.  We have a building that is being depreciated over 25 years.  Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. For the purposes of completing our SFAS No. 142 impairment test, we perform our analysis on a reporting unit basis. We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 27, 2008 and January 28, 2007. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

Intangible Assets

Intangible assets primarily represent rights acquired under technology licenses, patents, acquired intellectual property, trademarks and customer relationships.  We currently amortize our intangible assets with definitive lives over periods ranging from one to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern can not be reliably determined, using a straight-line amortization method.

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

Accounting for Asset Retirement Obligations

We account for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, or SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. During fiscal years 2008 and 2007, we recorded asset retirement obligations to return the leasehold improvements to their original condition upon lease termination at our headquarters facility in Santa Clara, California and certain laboratories at our international locations.  At January 27, 2008 and January 28, 2007, our net asset retirement obligations were $6.5 million and $6.4 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, issued in July 2006. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. Under FIN 48 we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing the FIN 48. Please refer to Note 13 of these Notes to Consolidated Financial Statements for additional information.

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

 Litigation, Investigation and Settlement Costs

From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters for which we are responsible. However, there are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
	(In thousands, except per share data)
Numerator:
Net income	$797,645	$448,834	$301,176
Denominator:
Denominator for basic net income per share, weighted average shares	550,108	528,606	509,070
Effect of dilutive securities:
Stock options outstanding	56,624	58,650	39,486
Denominator for diluted net income per share, weighted average shares	606,732	587,256	548,556

Net income per share:
Basic net income per share	$1.45	$0.85	$0.59
Diluted net income per share	$1.31	$0.76	$0.55

Diluted net income per share does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 11.9 million, 13.4 million and 17.4 million for fiscal years 2008, 2007 and 2006, respectively. The weighted average exercise price of stock options excluded from the computation of diluted earnings per share was $32.05, $20.09 and $11.86 for fiscal years 2008, 2007 and 2006, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, in December 2007, the FASB issued a proposed staff position that delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 27, 2008 related to financial assets and liabilities. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our fiscal quarter ending April 27, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

    In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D is capitalized as an intangible asset and amortized over its estimated useful life.  We are required to adopt the provisions of SFAS No. 141(R) beginning with our fiscal quarter ending April 26, 2009.  The adoption of SFAS No. 141(R) is expected to change our accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Stock-Based Compensation

The income statement includes stock-based compensation expense and amounts capitalized as inventory, as follows:

	Year Ended
	January 27,	January 28,	January 29,
	2008	2007	2006
	(In thousands)
Cost of revenue	$10,886	$8,200	$829
Research and development	76,617	70,077	5,943
Sales, general and administrative	45,862	38,458	(2,243)
Total	$133,365	$116,735	$4,529

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock-based employee compensation plans. As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share. We provided the disclosures required under SFAS No. 123 in our periodic reports.

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal year 2007 as if we had applied the fair value recognition provisions of SFAS No. 123 to awards granted under our equity incentive plans was as follows for the periods presented:

Year Ended
January 29, 2006
(In thousands, except per share data)
Net income, as reported	$301,176
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,644
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(90,405)
Pro forma net income	$217,415

Basic net income per share - as reported	$0.59
Basic net income per share - pro forma	$0.43
Diluted net income per share - as reported	$0.55
Diluted net income per share - pro forma	$0.40

Impact of the adoption of SFAS No. 123(R)

 We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during fiscal year 2007, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 29, 2006, equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. For options granted in fiscal year 2007, we measured compensation expense under the provisions of SFAS No. 123(R). We recognized stock-based compensation expense using the straight-line attribution method. Previously reported amounts have not been restated.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

 Stock-based compensation expense that would have been recorded under APB No. 25 during the year ended January 28, 2007 was approximately $3.0 million. Upon our adoption of SFAS No. 123(R), we reclassified the unearned stock-based compensation expense balance of approximately $3.6 million that would have been recorded under APB No. 25 to additional paid-in capital in our Consolidated Balance Sheet. The adoption of SFAS No. 123(R) reduced our basic and diluted earnings per share by $0.19 and $0.17, respectively, and reduced our net income by $102.7 million for the year ended January 28, 2007.

Prior to adopting SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. However, as required by our adoption of SFAS No. 123(R), since fiscal year 2007, we began classifying cash flows resulting from gross tax benefits as a part of cash flows from financing activities. Gross tax benefits are realized tax benefits from tax deductions for exercised options in excess of cumulative compensation cost for those instruments recognized in our consolidated financial statements. The effect of this change in classification on our Consolidated Statement of Cash Flows resulted in cash used from operations of $0.2 million and cash provided from financing activities of $0.2 million for the years ended January 27, 2008 and January 28, 2007, respectively.

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

Subsequent to the adoption of SFAS No. 123(R)

As of January 27, 2008 and January 28, 2007, the aggregate amount of unearned stock-based compensation expense related to our stock options was $233.6 million and $167.6 million, respectively, adjusted for estimated forfeitures, which we will recognize over an estimated weighted average amortization period of 2.08 and 2.0 years.

During the years ended January 27, 2008 and January 28, 2007, we granted approximately 17.2 million and 17.9 million stock options, respectively, with estimated total grant-date fair values of $207.4 million and $138.4 million, respectively, and weighted average grant-date fair values of $11.98 and $7.85 per option, respectively. Of these amounts, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $40.0 million and $26.7 million, respectively.

Stock-based compensation capitalized in inventories resulted in a charge of $0.3 million and a benefit of $1.6 million in cost of revenue during the years ended January 27, 2008 and January 28, 2007, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Valuation Assumptions

In fiscal year 2006, we transitioned from a Black-Scholes model to a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  We reevaluated the assumptions we used to estimate the value of employee stock options and shares issued under our employee stock purchase plan.  At that time, our management determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. We also segregated options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan we continue to use the Black-Scholes model.

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

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Stock Options	(Using a binomial model)
Weighted average expected life of stock options (in years)	3.8 - 5.8	3.6 - 5.1	3.6 - 5.1
Risk free interest rate	3.3% - 5.0%	4.7% - 5.1%	4.0% - 4.4%
Volatility	37% - 54%	39% - 51%	34% - 48%
Dividend yield	—	—	—

Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Employee Stock Purchase Plan	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	3.5% - 5.2%	1.6% - 5.2%	0.9% - 3.7%
Volatility	38% - 54%	30% - 47%	30% - 45%
Dividend yield	—	—	—

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

 Equity Incentive Program

We consider equity compensation to be long-term compensation and an integral component of our efforts to attract and retain exceptional executives, senior management and world-class employees. We believe that properly structured equity compensation aligns the long-term interests of stockholders and employees by creating a strong, direct link between employee compensation and stock appreciation, as stock options are only valuable to our employees if the value of our common stock increases after the date of grant.

    2007 Equity Incentive Plan

At the Annual Meeting of Stockholders held on June 21, 2007, our stockholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, or the 2007 Plan.

The 2007 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. The 2007 Plan succeeds our 1998 Equity Incentive Plan, our 1998 Non-Employee Directors’ Stock Option Plan, our 2000 Nonstatutory Equity Incentive Plan, and the PortalPlayer, Inc. 2004 Stock Incentive Plan, or the Prior Plans. All options and stock awards granted under the Prior Plans shall remain subject to the terms of the Prior Plans with respect to which they were originally granted. Up to 101,845,177 shares which, due to the subsequent stock split now totals 152,767,766 shares, of our common stock may be issued pursuant to stock awards granted under the 2007 Plan or the Prior Plans.  As of January 27, 2008, 44,049,689 shares were available for future issuance under the 2007 Plan.

Options granted to new employees generally vest ratably quarterly over a three-year period. Grants to existing employees in recognition of performance generally vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option in equal quarterly installments over a nine month period.

Unless terminated sooner, the 2007 Plan is scheduled to terminate on April 23, 2017. Our Board may suspend or terminate the 2007 Plan at any time. No awards may be granted under the 2007 Plan while the 2007 Plan is suspended or after it is terminated. The Board may also amend the 2007 Plan at any time. However, if legal, regulatory or listing requirements require stockholder approval, the amendment will not go into effect until the stockholders have approved the amendment.

 PortalPlayer, Inc. 1999 Stock Option Plan

We assumed options issued under the PortalPlayer, Inc. 1999 Stock Option Plan, or the 1999 Plan, when we completed our acquisition of PortalPlayer on January 5, 2007. The 1999 Plan was terminated upon completion of PortalPlayer’s initial public offering of common stock in calendar 2004. No shares of common stock are available for issuance under the 1999 Plan other than to satisfy exercises of stock options granted under the 1999 Plan prior to its termination and any shares that become available for issuance as a result of expiration or cancellation of an option that was issued pursuant to the 1999 Plan. Previously authorized yet unissued shares under the 1999 Plan were cancelled upon completion of PortalPlayer’s initial public offering.

Each option we assumed in connection with our acquisition of PortalPlayer was converted into the right to purchase that number of shares of NVIDIA common stock determined by multiplying the number of shares of PortalPlayer common stock underlying such option by 0.3601 and then rounding down to the nearest whole number of shares. The exercise price per share for each assumed option was similarly adjusted by dividing the exercise price by 0.3601 and then rounding up to the nearest whole cent. Vesting schedules and expiration dates did not change.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

            Generally, options granted under the 1999 Plan are exercisable for a period of ten years from the date of grant, and shares vest at a rate of 25% on the first anniversary of the grant date of the option, and an additional 1/48th of the shares upon completion of each succeeding full month of continuous employment thereafter.

 1998 Employee Stock Purchase Plan

In February 1998, our Board approved the 1998 Employee Stock Purchase Plan, or the Purchase Plan. In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of our fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 52,000,000 shares which, due to subsequent stock-splits, is now 78,000,0000 shares. The number of shares will no longer be increased annually as we reached the maximum permissible number of shares at the end of fiscal year 2006. There are a total of 78,000,000 shares authorized for issuance. At January 27, 2008, 30,380,635 shares had been issued under the Purchase Plan and 47,619,365 shares were available for future issuance.

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

Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period at 85% at the fair market value of the common stock on the relevant purchase date. During fiscal years 2008, 2007 and 2006, employees purchased approximately 2.1 million, 5.7 million and 5.4 million shares with weighted-average prices of $14.29, $4.28 and $3.73 per share, respectively, and grant-date fair values of $5.48, $2.43 and $1.13 per share, respectively. Employees may end their participation in the Purchase Plan at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

  The following summarizes the transactions under our equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 30, 2005	67,535,112	138,480,471	$5.37
Granted	(24,626,679)	24,626,679	$9.25
Exercised	-	(27,111,399)	$3.97
Cancelled	4,058,031	(4,058,031)	$6.86
Balances, January 29, 2006	46,966,464	131,937,720	$6.33
Authorized	1,637,075	-	-
Granted and assumed	(18,809,418)	18,809,418	$19.73
Exercised	-	(36,878,840)	$5.34
Cancelled	2,876,306	(2,876,306)	$8.95
Balances, January 28, 2007	32,670,427	110,991,992	$8.86
Authorized	25,114,550	-	-
Granted	(17,201,305)	17,201,305	$27.32
Exercised	-	(34,151,892)	$5.74
Cancelled	3,460,332	(3,460,332)	$18.45
Balances, January 27, 2008	44,044,004	90,581,073	$13.18

    The total intrinsic value of options exercised was $757.5 million and $530.7 million for the fiscal years 2008 and 2007.

    For the year ended January 27, 2008, total cash received from employees as a result of employee stock option exercises was $196.0 million and tax benefits realized from exercise of stock options was $0.3 million.

    The following table summarizes the options outstanding, options vested and expected to vest and options exercisable as of January 27, 2008:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Options outstanding	3.54 years	$1.15 billion
Options vested and expected to vest (2)	3.50 years	$1.05 billion
Options exercisable	2.69 years	$0.88 billion

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 27, 2008, based on the $24.95 closing stock price of our common stock on the NASDAQ Global Select Market, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of January 27, 2008 was 81.0 million shares and 50.1 million shares, respectively.

(2)	Options vested and expected to vest include 87,560,120 options with a weighted average exercise price of $12.94 per share.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information about stock options outstanding as of January 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53 - $0.75	918,494	0.7	$0.57	918,494	$0.57
0.83 - 0.84	12,663	5.4	$0.83	12,601	$0.83
1.36 - 1.96	2,934,629	1.3	$1.52	2,933,636	$1.52
2.55 - 3.69	5,938,517	2.4	$3.15	5,938,517	$3.15
3.84 - 5.73	9,392,041	2.1	$4.90	9,006,956	$4.89
5.84 - 8.75	23,404,707	2.7	$7.90	18,698,848	$7.81
8.79 - 13.18	14,300,801	3.4	$10.97	9,152,336	$10.96
13.75 - 20.60	21,761,841	4.6	$18.41	3,039,812	$15.65
21.31 - 31.30	3,708,463	5.2	$25.73	542,592	$25.66
33.40 - 50.05	8,163,057	5.7	$34.76	252,057	$39.12
50.65 - 57.60	45,309	7.8	$52.25	24,740	$52.20
208.28 - 208.28	34	2.3	$208.28	34	$208.28
833.11 and above	517	2.7	$908.56	517	$908.56
	90,581,073	3.5	$13.18	50,521,140	$7.67

  We settle employee stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than the options described above as of January 27, 2008.

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

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 12 of these Notes to Consolidated Financial Statements for further information regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	--
Total	$99,161

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4 – Business Combinations

On November 30, 2007, we completed our acquisition of Mental Images, Inc., or Mental Images, an industry leader in photorealistic rendering technology. Mental Images’ Mental Ray product is considered by many to be the most pervasive ray tracing renderer in the industry. The aggregate purchase price consisted of total consideration of approximately $88.3 million. The total consideration includes approximately $5.0 million that will be paid out in cash in the future, as well as approximately $7.8 million which reflects an initial investment we made in Mental Images in prior periods.

On January 5, 2007, we also completed our acquisition of PortalPlayer, a leading supplier of semiconductors, firmware, and software for personal media players, or PMPs, and secondary display-enabled computers to accelerate our investment in our handheld product strategy. Pursuant to the terms of the acquisition, we paid cash consideration of approximately $344.9 million in exchange for common stock in PortalPlayer and recognized an additional purchase price of $2.9 million, the value of approximately 658,000 options which, due to the subsequent stock split, now totals 987,000 options, of NVIDIA common stock issued upon conversion of outstanding PortalPlayer stock options.

In fiscal year 2007, we completed our acquisitions of ULi Electronics, Inc., or ULi, Hybrid Graphics Ltd., or Hybrid Graphics and PortalPlayer Inc., or PortalPlayer.  Our acquisition of ULi, a core logic developer for the personal computer, or PC, industry on February 20, 2006, represents our ongoing investment in our platform solution strategy and has strengthened our sales, marketing, and customer engineering presence in Taiwan and China. The aggregate purchase price consisted of cash consideration of approximately $53.1 million. We acquired Hybrid Graphics a developer of embedded 2D and 3D graphics software for handheld devices, on March 29, 2006, for an aggregate purchase price consisted of cash consideration of approximately $36.7 million.

We allocated the purchase price of each of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development, or IPR&D, if identified, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price for the Mental Images acquisition has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 27, 2008, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the respective acquisition dates were as follows:

	ULi	Hybrid Graphics	Portal Player	Mental Images
Fair Market Values
Cash and cash equivalents	$21,551	$1,180	$10,174	$896
Marketable Securities	-	-	176,492
Accounts receivable	8,148	808	16,850	1,553
Inventories	4,896	-	2,326
Prepaid and other current assets	1,024	73	11,275	249
Property and equipment	1,010	134	19,996	1,376
In-process research and development	-	602	13,400	4,000
Goodwill	31,115	27,906	104,473	63,086
Intangible assets:
Existing technology	2,490	5,179	6,700	14,400
Customer relationships	653	2,650	2,700	6,500
Backlog	-	-	2,200
Patents	-	-	600	5,000
Trademark	-	482	-	1,200
Non-compete agreements	-	72	-
Total assets acquired	70,887	39,086	367,186	98,260
Current liabilities	(17,031)	(1,373)	(11,255)	(6,190)
Acquisition related costs	(781)	(740)	(8,041)	(1,208)
Long-term liabilities	-	(301)	(46)	(2,542)
Total liabilities assumed	(17,812)	(2,414)	(19,342)	(9,940)
Net assets acquired	$53,075	$36,672	$347,844	$88,320

	ULi	Hybrid Graphics	Portal Player	Mental Images
Straight-line depreciation/amortization period
Building	-	-	25 years	-
Property and equipment	4 - 49 months	1 - 36 months	3 - 60 months	2 -5 years
Intangible assets:
Existing technology	3 years	3 years	3 years	4-5 years
Customer relationships	3 years	3 years	1-3 years	4-5 years
Backlog	-	-	2 months	-
Patents	-	-	3 years	5 years
Trademark	-	3 years	-	5 years
Non-compete agreements	-	3 years	-	-

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The amount of the IPR&D represents the value assigned to research and development projects of Hybrid Graphics, PortalPlayer and Mental Images that had commenced but had not yet reached technological feasibility at the time of the acquisition and for which we had no alternative future use. In accordance with Statement of Financial Accounting Standards No. 2, or SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB issued Interpretation No. 4, or FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to research and development expenses as part of the allocation of the purchase price.

The pro forma results of operations for our acquisitions during fiscal years 2008 and 2007 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our results.

Note 5 - Goodwill

The carrying amount of goodwill is as follows:

	January 27, 2008	January 28, 2007
	(In thousands)
3dfx	$75,326	$75,326
MediaQ	35,167	35,342
ULi	31,115	31,051
Hybrid Graphics	27,906	27,906
PortalPlayer	104,473	114,816
Mental Images	63,086	-
Other	16,984	16,984
Total goodwill	$354,057	$301,425

    During fiscal year 2008, we recorded $63.1 million as goodwill related to our acquisition of Mental Images. Please refer to Note 4 of these Notes to Consolidated Financial Statements for further information. In addition, the amount of goodwill allocated to Portal Player decreased by $10.3 million during fiscal year 2008, primarily as a result of an adjustment to the estimate in fair value of land acquired.

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach.  We completed our most recent annual impairment test during the fourth quarter of fiscal year 2008 and concluded that there was no impairment. However, future events or circumstances may result in a charge to earnings due to the potential for a write-down of goodwill in connection with such tests.

In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The amount of goodwill allocated to our GPU, PSB, MCP and CPB segments as of January 27, 2008, was $67.8 million, $99.0 million, $46.3 million and $141.0 million, respectively.  As of January 28, 2007, the amount of goodwill allocated to our GPU, PSB, MCP and CPB segments, was $67.8 million, $35.9 million, $46.2 million and $151.5 million, respectively. Please refer to Note 14 of these Notes to Consolidated Financial Statements for further segment information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	January 27, 2008			January 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$94,970	$(32,630)	$62,340	$37,516	$(20,480)	$17,036
Patents	35,348	(27,632)	7,716	34,623	(24,569)	10,054
Acquired intellectual property	77,900	(41,030)	36,870	50,212	(31,894)	18,318
Other	1,494	(1,494)	-	1,494	(1,391)	103
Total intangible assets	$209,712	$(102,786)	$106,926	$123,845	$(78,334)	$45,511

During fiscal year 2007, we entered into a confidential patent licensing arrangement. Our commitment for license payments under this arrangement could range from $97.0 million to $110.0 million over a ten year period; however, the net outlay under this arrangement may be reduced by the occurrence of certain events covered by the arrangement. The increase in the gross carrying amount of technology licenses as of January 27, 2008 when compared to January 28, 2007 is primarily related to approximately $57.3 million of net cash outflows under this arrangement during fiscal year 2008.

The increase in the gross carrying amount of acquired intellectual property as of January 27, 2008 when compared to January 28, 2007 is primarily related to $27.1 million of intangible assets that resulted from our acquisition of Mental Images during fiscal year 2008.  Please refer to Note 4 of these Notes to Consolidated Financial Statements for further information.

Amortization expense associated with intangible assets for fiscal years 2008, 2007 and 2006 was $24.5 million, $19.8 million and $16.9 million, respectively. Future amortization expense for the net carrying amount of intangible assets at January 27, 2008 is estimated to be $26.5 million in fiscal year 2009, $21.0 million in fiscal 2010, $17.1 million in fiscal 2011, $17.1 million in fiscal 2012, and $16.5 million in fiscal 2013 and $8.7 million in fiscal 2014 and thereafter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 - Marketable Securities

We account for our investment instruments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized losses for fiscal years 2008 and 2007 were not material.

The following is a summary of cash equivalents and marketable securities at January 27, 2008 and January 28, 2007:

	January 27, 2008
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Asset-backed securities	$110,287	$1,232	$(11)	$111,508
Commercial paper	513,887	31	(2)	513,916
Debt securities issued by United States Treasury	29,327	256	-	29,583
Corporate debt securities	361,452	2,844	(281)	364,015
Mortgage backed securities issued by United States government-sponsored enterprises	69,620	769	(5)	70,384
Debt securities of United States government agencies	363,434	4,365	(69)	367,730
Equity securities	2,491	1,613	-	4,104
Money market funds	218,055	-	-	218,055
Total	$1,668,553	$11,110	$(368)	$1,679,295
Classified as:
Cash equivalents				$596,786
Marketable securities				1,082,509
Total				$1,679,295

	January 28, 2007
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Asset-backed securities	$49,061	$86	$(136)	$49,011
Commercial paper	113,576	-	(2)	113,574
Debt securities issued by United States Treasury	54,930	-	(613)	54,317
Corporate debt securities	277,641	26	(1,099)	276,568
Debt securities of United States government agencies	109,209	6	(328)	108,887
Equity securities	2,491	3,338	-	5,829
Money market funds	467,198	-	-	467,198
Total	$1,074,106	$3,456	$(2,178)	$1,075,384
Classified as:
Cash equivalents				$501,948
Marketable securities				573,436
Total				$1,075,384

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the breakdown of the investments with unrealized losses at January 27, 2008:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset-backed securities	$-	$-	$4,336	$(11)	$4,336	$(11)
Commercial paper	37,695	(2)	-	-	37,695	(2)
Corporate debt securities	9,579	(18)	25,656	(263)	35,235	(281)
Mortgage backed securities issued by United States government-sponsored enterprises	-	-	5,065	(5)	5,065	(5)
Debt securities of United States government agencies			14,989	(69)	14,989	(69)
Total	$47,274	$(20)	$50,046	$(348)	$97,320	$(368)

As of January 27, 2008 we had eight investments that were in an unrealized loss position with average unrealized loss duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 27, 2008 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and length of time to maturity of the investment. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at January 27, 2008 and January 28, 2007 by contractual maturity are shown below.

All of our marketable securities are debt instruments with the exception of $4.1 million and $5.8 million of publicly traded equity securities at January 27, 2008 and January 28, 2007, respectively.

	January 27, 2008		January 28, 2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,141,725	$1,144,021	$810,754	$810,081
Due in 1 - 5 years	454,717	460,786	257,623	256,274
Due in 6 - 7 years	-	-	3,238	3,201
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	69,620	70,384	-	-
Total	$1,666,062	$1,675,191	$1,071,615	$1,069,556

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 27, 2008	January 28, 2007
Inventories:	(In thousands)
Raw materials	$31,299	$56,261
Work in-process	107,835	111,058
Finished goods	219,387	187,361
Total inventories	$358,521	$354,680

	January 27, 2008	January 28, 2007
Deposits and other assets:	(In thousands)
Investments in non-affiliates	$7,481	$11,684
Long-term prepayments	20,958	8,245
Other	9,612	8,420
Total deposits and other assets	$38,051	$28,349

    The increase in long term prepayments reflects prepaid support and maintenance fees paid to vendors on licenses purchased during fiscal year 2008.

	January 27, 2008	January 28, 2007	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Land	$38,442	$1,230	(A)
Building	4,104	-	25
Software and licenses	246,725	195,556	3 - 5
Test equipment	186,774	135,607	3
Computer equipment	137,642	113,538	3
Office furniture and equipment	28,220	24,203	5
Leasehold improvements	103,353	92,784	(B )
Construction in process	8,258	6,580	(C )
	753,518	569,498
Accumulated depreciation and amortization	(393,710)	(308,670)
Total property and equipment, net	$359,808	$260,828

(A) Land is a non-depreciable asset.
(B) Leasehold improvements are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

Please refer to Note 17 of these Notes to Consolidated Financial Statements for discussion on a property purchase subsequent to fiscal year-end.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Depreciation expense for fiscal years 2008, 2007 and 2006 was $111.0 million, $88.0 million and $76.4 million, respectively. Assets recorded under capital leases included in property and equipment were $17.1 million as of January 27, 2008 and January 28, 2007, respectively and had been fully depreciated as of the end of fiscal year 2007.  Amortization expense for fiscal years 2006 related to capital leases was $1.2 million.

	January 27, 2008	January 28, 2007
	(In thousands)
Accrued Liabilities:
Accrued customer programs (1)	$271,869	$181,182
Accrued payroll and related expenses	122,284	81,352
Accrued legal settlement (2)	30,600	30,600
Deferred rent	11,982	12,551
Taxes payable	7,766	37,903
Deferred revenue	5,856	1,180
Other	24,705	21,964
Total accrued liabilities	$475,062	$366,732

(1) Please refer to Note 1 of these Notes to Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2) Please refer to Note 3 of these Notes to Consolidated Financial Statements for discussion regarding the 3dfx litigation.

The increase in accrued customer programs as of January 27, 2008 when compared to January 27, 2008 primarily relates to an increase in rebates payable to OEMs as a result of our increased sales to OEMs during fiscal year 2008. The increase in accrued payroll and related expenses as of January 27, 2008 when compared to January 28, 2007 primarily relates to the increased personnel in fiscal year 2008 and the impact of variable compensation expense.

	January 27, 2008	January 28, 2007
	(In thousands)
Other Long-term Liabilities:
Deferred income tax liability	$86,900	$-
Income taxes payable, long term	44,235	-
Asset retirement obligation	6,470	6,362
Other long-term liabilities	24,993	23,175
Total other long-term liabilities	$162,598	$29,537

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

           We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The estimated product returns and estimated product warranty liabilities for fiscal years 2008, 2007 and 2006 are as follows:

	January 27, 2008	January 28, 2007	January 29, 2006
	(In thousands)
Balance at beginning of period	$17,959	$10,239	$11,687
Additions (1)	27,763	40,515	35,127
Deductions (2)	(21,290)	(32,795)	(36,575)
Balance at end of period (3)	$24,432	$17,959	$10,239

 (1) Includes $25.5 million, $37.0 million and $35.1 million, respectively, for fiscal years 2008, 2007 and 2006, towards allowance for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(2) Includes $21.3 million, $32.8 million and $36.6 million, respectively, for fiscal years 2008, 2007 and 2006, written off against allowance for sales returns.

(3) Includes $18.7 million, $14.5 million and $10.2 million, respectively, as of January 27, 2008, January 28, 2007 and January 29, 2006 relating to allowance for sales returns.

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

Note 10 - Stockholders’ Equity

Stock Repurchase Program

During fiscal year 2005, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal year 2008, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $1.7 billion.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     During the fiscal year ended January 27, 2008, we entered into structured share repurchase transactions to repurchase 18.9 million shares for $499.4 million, which we recorded on the trade date of the transaction.  In addition, we repurchased 1.8 million shares for $53.1 million in the open market in privately negotiated transactions. Through January 27, 2008, we had repurchased 61.7 million shares under our stock repurchase program for a total cost of $1.04 billion.

Subsequent to January 27, 2008, we entered into a structured share repurchase transaction to repurchase shares of our common stock for $123.9 million that we expect to settle prior to the end of our first quarter of fiscal year 2009 ending on April 27, 2008.

Convertible Preferred Stock

As of January 27, 2008 and January 28, 2007, there were no shares of preferred stock outstanding.

Note 11 - Employee Retirement Plans

We have a 401(k) Retirement Plan, or the 401(k) Plan, covering substantially all of our United States employees. Under the Plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  Some of our non-US subsidiaries have defined benefit and defined contributions plans as required by local statutory requirements.  Our costs under these plans have not been material.

Note 12 - Financial Arrangements, Commitments and Contingencies

Inventory Purchase Obligations

At January 27, 2008 and January 28, 2007, we had outstanding inventory purchase obligations totaling $651.6 million and $364.5 million, respectively.

Capital Purchase Obligations

At January 27, 2008 and January 28, 2007, we had outstanding capital purchase obligations totaling $11.8 million and $4.8 million, respectively.

During fiscal year 2007, we entered into a confidential patent licensing arrangement. Our commitment for license payments under this arrangement could range from $97.0 million to $110.0 million over a ten year period; however, the net outlay under this arrangement may be reduced by the occurrence of certain events covered by the arrangement. Through January 27, 2008, we had made payments of $81.3 million towards this arrangement.

Lease Obligations

Our headquarters complex is located on a leased site in Santa Clara, California and is comprised of ten buildings. The related leases expire in fiscal year 2013 and include two seven-year renewals at our option for six buildings and a three-year renewal option for four buildings. Future minimum lease payments under these operating leases total $129.2 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2018. Future minimum lease payments under our non-cancelable operating leases as of January 28, 2007, are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future Minimum Lease Obligations
(In thousands)
Year ending January:
2009	$42,912
2010	42,337
2011	42,187
2012	41,268
2013	13,495
2014 and thereafter	6,424
Total	$188,623

Rent expense for the years ended January 27, 2008, January 28, 2007 and January 29, 2006 was $38.2 million, $32.6 million and $29.5 million, respectively.

Please refer to Note 17 of these Notes to Consolidated Financial Statements for discussion of a property purchase we made subsequent to fiscal year-end.

Litigation

    3dfx

    On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx which closed on April 18, 2001.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Following the Trustee’s filing of a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the conditional settlement agreement between NVIDIA and the Creditor’s Committee, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders’ Committee was appointed. Since that appointment, the Equity Holders’ Committee has filed a competing plan of reorganization/liquidation. The Equity Holders’ Committee’s plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. The Equity Holders’ Committee contends that the commitment by an investor to pay in equity capital is sufficient to trigger NVIDIA's obligations under the APA to pay the stock consideration.  NVIDIA contends, among other things, that such a commitment is not sufficient and that its obligation to pay the stock consideration has been extinguished. By virtue of stock splits since the execution of the APA, the stock consideration would now total six million shares of NVIDIA common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court seeking an order giving it standing to bring a lawsuit to obtain the stock consideration. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy Court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. At a hearing on December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Holders’ Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the APA was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the APA, and that the APA is capable of being assumed by the bankruptcy estate.  Because of the trial of the Trustee's fraudulent transfer claims against NVIDIA, the Equity Committee's lawsuit has not progressed substantially in 2007.  The next status conference is not scheduled until July 31, 2008. In addition, the Equity Holders Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

We voluntarily contacted the SEC regarding the Audit Committee’s review.  In late August 2006, the SEC initiated an inquiry related to our historical stock option grant practices. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review. In November 2006, we voluntarily provided the SEC with additional documents. We continued to cooperate with the SEC throughout its inquiry.  On October 26, 2007, the SEC formally notified us that the SEC's investigation concerning our historical stock option granting practices had been terminated and that no enforcement action was recommended.

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. The California Superior Court cases have been consolidated and plaintiffs filed a consolidated complaint on April 23, 2007. Plaintiffs in the Delaware action filed an Amended Shareholder Derivative Complaint on February 12, 2008. Plaintiffs in the federal action filed a Second Amended Consolidated Verified Shareholders Derivative Complaint on March 18, 2008. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions allege claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleges violations of federal provisions, including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints. Between May 14, 2007 and May 17, 2007, we filed several motions to dismiss or to stay the federal, Delaware and Santa Clara actions. The Delaware motions were superseded when the Delaware plaintiffs filed the Amended Shareholder Derivative Complaint on February 28, 2008. The federal motions were superseded when the federal plaintiffs filed the Second Amended Consolidated Verified Shareholders Derivative Complaint on March 18, 2008. We have not yet responded to either of these Complaints.  The Santa Clara motion to stay was denied without prejudice and the parties are currently engaged in discovery-related proceedings.

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

As of March 5, 2008, 55 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  Discovery is underway and plaintiffs are currently required to file any motion for class certification by April 24, 2008.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

Note 13 - Income Taxes

The income tax expense applicable to income before income taxes consists of the following:

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
	(In thousands)
Current income taxes:
Federal	$(988)	$(17)	$22,050
State	516	(2,401)	375
Foreign	14,665	6,758	11,012
Total current	14,193	4,340	33,437
Deferred taxes:
Federal	90,178	41,721	(2,692)
State	—	—	—
Foreign	(1,014)	—	—
Total deferred	89,164	41,721	(2,692)
Charge in lieu of taxes attributable to employer stock option plans	339	289	24,867
Inome tax expense	$103,696	$46,350	$55,612

Income before income taxes consists of the following:

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
	(In thousands)
Domestic	$6,416	$(19,617)	$52,112
Foreign	894,925	514,097	304,676
	$901,341	$494,480	$356,788

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
	(In thousands)
Tax expense computed at federal statutory rate	$315,470	$173,068	$124,876
State income taxes, net of federal tax effect	555	(1,372)	847
Foreign tax rate differential	(178,358)	(97,390)	(57,286)
Research tax credit	(38,857)	(35,359)	(13,175)
In-process research and development	-	4,690	-
Stock-based compensation	4,828	3,564	-
Other	58	(851)	350
Income tax expense	$103,696	$46,350	$55,612

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 27, 2008	January 28, 2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$22,814	$23,272
Accruals and reserves, not currently deductible for tax purposes	20,769	17,702
Property, equipment and intangible assets	7,513	16,436
Research and other tax credit carryforwards	147,417	145,393
Stock-based compensation	36,413	31,835
Gross deferred tax assets	234,926	234,638
Less: valuation allowance	(82,522)	(68,563)
Total deferred tax assets	152,404	166,075
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(228,227)	(149,276)
Net deferred tax asset (liability)	$(75,823)	$16,799

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 11.5%, 9.4% and 15.6% for the years ended January 27, 2008, January 28, 2007 and January 29, 2006, respectively. The difference in the effective tax rates amongst the three years was primarily a result of changes in our geographic mix of income subject to tax, with the additional change in mix in fiscal years 2008 and 2007 due to certain stock-based compensation expensed for financial accounting purposes under SFAS No. 123(R), and an increase in the amount of research tax credit benefit in fiscal years 2008 and 2007.

As of January 27, 2008, we had a valuation allowance of $82.5 million. Of the total valuation allowance, $4.7 million relates to state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $77.8 million relates to state deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes more-likely-than-not, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with any remaining benefit reported as a reduction to income tax expense.  We would recognize an income tax benefit during the period that the realization of the deferred tax assets related to state tax benefits becomes more-likely-than-not.

    In accordance with SFAS No. 123(R) our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $564.1 million as of January 27, 2008. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to do so on a “with-and-without” approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

As of January 27 2008, we had a federal net operating loss carryforward of $1.17 billion, cumulative state net operating loss carryforwards of $775.3 million, and a foreign net operating loss carryforward of $17.7 million. The federal net operating loss carryforward will expire beginning in fiscal 2012, the state net operating loss carryforwards will begin to expire in fiscal 2009 in accordance with the rules of each particular state, and the foreign net operating loss carryforward may be carried forward indefinitely.  As of January 27, 2008, we had federal research tax credit carryforwards of $194.1 million that will begin to expire in fiscal 2009.  We have other federal tax credit carryforwards of $1.3 million that will begin to expire in fiscal 2011. The research tax credit carryforwards attributable to states is in the amount of $186.9 million, of which $181.5 million is attributable to the State of California and may be carried over indefinitely, and $5.4 million is attributable to various other states and will expire beginning in fiscal 2010 according to the rules of each particular state.  We have other state tax credit carryforwards of $7.7 million that will begin to expire in fiscal 2009.  Utilization of federal and state net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions.  Utilization of the foreign net operating loss may be limited due to a change in business in connection with an ownership change.   If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.

As of January 27, 2008, United States federal and state income taxes have not been provided on approximately $821.2 million of undistributed earnings of non-United States subsidiaries as such earnings are considered to be permanently reinvested.

On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes.  The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits.  As of January 27, 2008, we had $77.8 million of unrecognized tax benefits, $70.9 million of which would affect our effective tax rate if recognized.  However, included in the unrecognized tax benefits that would affect our effective tax rate if recognized of $70.9 million is $12.4 million of state research tax credits that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance.  The recognition of the remaining unrecognized tax benefits of $6.9 million, as of January 27, 2008, would be reported as an adjustment to goodwill as it relates to pre-acquisition unrecognized tax benefits.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of unrecognized tax benefits is as follows:

January 27, 2008
(In thousands)
Balance at beginning of period	$57,544
Increases in tax positions for prior years	3,900
Decreases in tax positions for prior years	(433)
Increases in tax positions for current year	21,716
Settlements	(2,445)
Lapse in statute of limitations	(2,491)
Balance at end of period	$77,791

We have historically classified certain unrecognized tax benefits as income taxes payable, which was included within the current liabilities section of our Condensed Consolidated Balance Sheet. As a result of our adoption of FIN 48, we now classify an unrecognized tax benefit as a current liability, or as a reduction of the amount of a net operating loss carryforward or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year.  Likewise, the amount is classified as a long-term liability if we anticipate payment or receipt of cash for income taxes during a period beyond a year.

Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing FIN 48.  As of January 28, 2007 and January 27, 2008, we had accrued $6.2 million and $11.2 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 27, 2008, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

  We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 27, 2008, the material tax jurisdictions that are subject to examination include the United States, Hong Kong, Taiwan, China, India, and Germany and include our fiscal years 2003 through 2008. As of January 27, 2008, the material tax jurisdictions for which we are currently under examination include the U.S. for federal tax purposes for fiscal years 2004 through 2006, Taiwan for fiscal years 2003 and 2004, India for fiscal years equivalent 2005 and 2006, and Germany for fiscal year equivalent 2006.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on a operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal year 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the PSB which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our CPB, which is comprised of our CPB is comprised of our GoForce and APX mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $266.2 million, $239.6 million and $123.8 million for fiscal years 2008, 2007 and 2006, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  Certain prior period amounts have been revised to conform to the presentation of our current fiscal year.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Twelve Months Ended January 27, 2008:
Revenue	$2,518,281	$588,358	$710,353	$251,137	$29,731	$4,097,860
Depreciation and amortization expense	$38,272	$9,596	$28,409	$21,482	$37,715	$135,474
Operating income (loss)	$717,985	$305,395	$57,214	$28,104	$(272,352)	$836,346
Twelve Months Ended January 28, 2007:
Revenue	$1,712,370	$454,735	$661,483	$233,223	$6,960	$3,068,771
Depreciation and amortization expense	$27,851	$7,381	$20,751	$18,073	$33,776	$107,832
Operating income (loss)	$383,109	$213,966	$77,952	$42,375	$(263,950)	$453,452
Twelve Months Ended January 29, 2006:
Revenue	$1,410,533	$376,229	$352,319	$230,125	$6,481	$2,375,687
Depreciation and amortization expense	$28,592	$4,498	$12,092	$12,784	$32,055	$90,021
Operating income (loss)	$205,111	$177,790	$32,865	$43,613	$(122,715)	$336,664

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Revenue:	(In thousands)
Taiwan	$1,293,645	$1,118,631	$1,131,784
China	1,256,209	659,711	401,612
Other Asia Pacific	662,448	544,700	250,844
United States	341,670	332,609	340,598
Europe	438,321	302,080	212,277
Other Americas	105,567	111,040	38,572
Total revenue	$4,097,860	$3,068,771	$2,375,687

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property and equipment and deposits and other assets and exclude goodwill and intangible assets.

	January 27, 2008	January 28, 2007
Long-lived assets:	(In thousands)
United States	$298,765	$235,533
Other Americas	5,412	3,259
India	28,677	13,931
China	24,655	10,939
Europe	7,052	3,233
Taiwan	31,788	20,460
Other Asia Pacific	1,510	1,822
Total long-lived assets	$397,859	$289,177

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Revenue:
Customer A	10%	12%	12%
Customer B	4%	5%	14%

Accounts receivable from significant customers, those representing approximately 10% or more of total trade accounts receivable for the respective periods, is summarized as follows:

	January 27, 2008	January 28, 2007
Accounts Receivable:
Customer A	12%	5%
Customer B	9%	18%

Note 15 - Settlement Costs

Settlement costs were $14.2 million for fiscal year 2006. The settlement costs are associated with two litigation matters, 3dfx and American Video Graphics, LP, or AVG. AVG is settled. For further information about the 3dfx matter, please refer to Note 12 of the Notes to Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial, for the last eight fiscal quarters ended January 27, 2008

	Fiscal Year 2008 Quarters Ended
	Jan. 27, 2008 (B)	Oct. 28, 2007	July 29, 2007	April 29, 2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$1,202,730	$1,115,597	$935,253	$844,280
Cost of revenue	$653,133	$600,044	$511,261	$464,142
Gross profit	$549,597	$515,553	$423,992	$380,138
Net income	$256,993	$235,661	$172,732	$132,259
Basic net income per share (A)	$0.46	$0.42	$0.32	$0.24
Diluted net income per share (A)	$0.42	$0.38	$0.29	$0.22

	Fiscal Year 2007 Quarters Ended
	Jan. 28, 2007 (B)	Oct. 29, 2006 (C)	July 30, 2006	April 30, 2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$878,873	$820,572	$687,519	$681,807
Cost of revenue	$493,167	$486,630	$395,391	$393,134
Gross profit	$385,706	$333,942	$292,128	$288,673
Income before change in accounting principle	$163,506	$106,511	$86,753	$91,360
Net income	$163,506	$106,511	$86,753	$92,064
Basic income per share before change in accounting principle (A)	$0.30	$0.20	$0.17	$0.18
Basic net income per share (A)	$0.30	$0.20	$0.17	$0.18
Diluted income per share before change in accounting principle (A)	$0.27	$0.18	$0.15	$0.16
Diluted net income per share (A)	$0.27	$0.18	$0.15	$0.16

(A) Reflects a three-for-two stock split effective September 10, 2007 and a two-for-one stock-split effective April 6, 2006.
(B) Included a charge of $4.0 million and $13.4 million related to the write-off of acquired research and development expense from our acquisitions of Mental Images and PortalPlayer in fiscal years 2008 and 2007, respectively.
(C) Included a charge of $17.5 million associated with a confidential patent licensing arrangement.

Note 17 - Subsequent Event

Property Purchase

  On February 14, 2008, we closed escrow on a purchase of property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California for approximately $150.0 million.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 27, 2008
Deferred tax valuation allowance	$68,563	$13,959	(4)	$-		$82,522
Allowance for doubtful accounts	$1,271	$505	(1)	$(808	) (2)	$968

Year ended January 28, 2007
Deferred tax valuation allowance	$233,016	$13,867	(4)	$(178,320	) (5)	$68,563
Allowance for doubtful accounts	$598	$676	(1),(3)	$(3	) (2)	$1,271

Year ended January 29, 2006
Deferred tax valuation allowance	$193,987	$39,029	(4)	$-		$233,016
Allowance for doubtful accounts	$1,466	$(492	) (1)	$(376	) (2)	$598

(1) Allowances for doubtful accounts are charged to expenses.

(2) Represents uncollectible accounts written off against the allowance for doubtful accounts.

(3) Additions to allowance for doubtful accounts includes $0.5 million related to our acquisitions of ULi Electronics, Inc., Hybrid Graphics Ltd. and PortalPlayer, Inc.

(4) Represents change in valuation allowance primarily related to state deferred tax assets that management has determined not likely to be realized due, in part, to projections of future state taxable income. For fiscal year 2006, $36.4 million is related to excess tax benefits from stock-based compensation prior to derecognition of valuation allowance as described in (5).

(5) Represents derecognition of the valuation allowance related to the derecognition of deferred tax assets for the excess tax benefits from stock-based compensation not yet realized as of January 28, 2007.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit		Filing Date

2.1		Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1		11/9/2006

3.1		Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1		3/23/1999

3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.4		9/10/2002

3.3		Bylaws of NVIDIA Corporation, Amended and Restated as of March 9, 2006	10-K	0-23985	3.3		3/16/2006

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2		Specimen Stock Certificate	S-1/A	333-47495	4.2		4/24/1998

10.1		Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1		3/7/2006

10.2	+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2		3/13/2006

10.3	+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5		11/22/2004

10.4	+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6		11/22/2004

10.5	+	Certificate of Stock Option Grant	10-Q	0-23985	10.7		11/22/2004

10.6	+	1998 Employee Stock Purchase Plan Offering, as amended	S-8	333-51520	99.4		12/8/2000

10.7	+	Form of Employee Stock Purchase Plan Offering, as amended	S-8	333-100010	99.5		9/23/2002

10.8	+	Form of Employee Stock Purchase Plan Offering, as amended - International Employees	S-8	333-100010	99.6		9/23/2002

10.9	+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1		4/3/2006

10.10	+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1		11/22/2004

10.11	+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2		11/22/2004

10.12	+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3		11/22/2004

10.13	+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99	(d)(1)(A)	11/29/2006

10.14		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1		4/20/2000

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.15	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000

10.16	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000

10.17	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000

10.18+	NVIDIA Corporation 2000 NonStatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006

10.19+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007

10.20+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007

10.21+	NVIDIA Corporation 2007 Equity Incentive Plan	8-K	0-23985	10.1	6/27/2007

10.22+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)	10-Q	0-23985	10.2	8/22/2007

10.23+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service)	10-Q	0-23985	10.3	8/22/2007

10.24+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant)	10-Q	0-23985	10.4	8/22/2007

10.25+	2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.5	8/22/2007

10.26+	2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.6	8/22/2007

10.27+	NVIDIA Corporation Fiscal Year 2007 Variable Compensation Plan	8-K	0-23985	10.2	4/3/2006

10.28+	NVIDIA Corporation Fiscal Year 2008 Variable Compensation Plan	8-K	0-23985	10.1	4/5/2007

21.1*	List of Registrant’s Subsidiaries

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

23.1	*	Consent of PricewaterhouseCoopers LLP

24.1	*	Power of Attorney (included in signature page)

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2008.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG Jen-Hsun Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2008

/s/ MARVIN D. BURKETT Marvin D. Burkett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2008

/s/ TENCH COXE Tench Coxe	Director	March 21, 2008

/s/ STEVEN CHU Steven Chu	Director	March 20, 2008

/s/ JAMES C. GAITHER James C. Gaither	Director	March 18, 2008

/s/ HARVEY C. JONES Harvey C. Jones	Director	March 17, 2008

/s/ MARK L. PERRY Mark L. Perry	Director	March 20, 2008

/s/ WILLIAM J. MILLER William J. Miller	Director	March 21, 2008

/s/ A. BROOKE SEAWELL A. Brooke Seawell	Director	March 21, 2008

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit		Filing Date

2.1		Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1		11/9/2006

3.1		Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1		3/23/1999

3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.4		9/10/2002

3.3		Bylaws of NVIDIA Corporation, Amended and Restated as of March 9, 2006	10-K	0-23985	3.3		3/16/2006

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2		Specimen Stock Certificate	S-1/A	333-47495	4.2		4/24/1998

10.1		Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1		3/7/2006

10.2	+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2		3/13/2006

10.3	+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5		11/22/2004

10.4	+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6		11/22/2004

10.5	+	Certificate of Stock Option Grant	10-Q	0-23985	10.7		11/22/2004

10.6	+	1998 Employee Stock Purchase Plan Offering, as amended	S-8	333-51520	99.4		12/8/2000

10.7	+	Form of Employee Stock Purchase Plan Offering, as amended	S-8	333-100010	99.5		9/23/2002

10.8	+	Form of Employee Stock Purchase Plan Offering, as amended - International Employees	S-8	333-100010	99.6		9/23/2002

10.9	+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1		4/3/2006

10.10	+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1		11/22/2004

10.11	+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2		11/22/2004

10.12	+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3		11/22/2004

10.13	+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99	(d)(1)(A)	11/29/2006

10.14		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1		4/20/2000

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.15	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000

10.16	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000

10.17	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000

10.18+	NVIDIA Corporation 2000 NonStatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006

10.19+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007

10.20+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007

10.21+	NVIDIA Corporation 2007 Equity Incentive Plan	8-K	0-23985	10.1	6/27/2007

10.22+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)	10-Q	0-23985	10.2	8/22/2007

10.23+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service)	10-Q	0-23985	10.3	8/22/2007

10.24+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant)	10-Q	0-23985	10.4	8/22/2007

10.25+	2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.5	8/22/2007

10.26+	2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.6	8/22/2007

10.27+	NVIDIA Corporation Fiscal Year 2007 Variable Compensation Plan	8-K	0-23985	10.2	4/3/2006

10.28+	NVIDIA Corporation Fiscal Year 2008 Variable Compensation Plan	8-K	0-23985	10.1	4/5/2007

21.1*	List of Registrant’s Subsidiaries

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

23.1	*	Consent of PricewaterhouseCoopers LLP

24.1	*	Power of Attorney (included in signature page)

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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