Form 10-Q
period 2008-04-27
NVIDIA CORP
filed 2008-05-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

       The number of shares of registrant's common stock, $0.001 par value, outstanding as of May 15, 2008 was 554,733,685.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 27, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	April 27, 2008	April 29, 2007
Revenue	$1,153,388	$844,280
Cost of revenue	638,545	464,142
Gross profit	514,843	380,138
Operating expenses:
Research and development	218,830	158,321
Sales, general and administrative	93,034	80,571
Total operating expenses	311,864	238,892
Income from operations	202,979	141,246
Interest income	14,323	13,208
Other expense, net	(4,284)	(665)
Income before income tax expense	213,018	153,789
Income tax expense	36,213	21,530
Net income	$176,805	$132,259

Basic income per share	$0.32	$0.24
Shares used in basic per share computation (1)	555,673	541,247

Diluted income per share	$0.30	$0.22
Shares used in diluted per share computation (1)	591,989	598,299

(1)           Reflects a three-for-two stock split effective on September 10, 2007.

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	April 27, 2008	January 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$803,308	$726,969
Marketable securities	818,331	1,082,509
Accounts receivable, net	651,800	666,494
Inventories	420,126	358,521
Prepaid expenses and other	55,428	54,336
Total current assets	2,748,993	2,888,829
Property and equipment, net	522,056	359,808
Goodwill	371,019	354,057
Intangible assets, net	125,001	106,926
Deposits and other assets	40,389	38,051
Total assets	$3,807,458	$3,747,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427,855	$492,099
Accrued liabilities	448,697	475,062
Total current liabilities	876,552	967,161
Other long-term liabilities	193,728	162,598
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock	-	-
Common stock	623	619
Additional paid-in capital	1,727,519	1,654,681
Treasury stock, at cost	(1,163,528)	(1,039,632)
Accumulated other comprehensive income	1,549	8,034
Retained earnings	2,171,015	1,994,210
Total stockholders' equity	2,737,178	2,617,912
Total liabilities and stockholders' equity	$3,807,458	$3,747,671

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 27, 2008	April 29, 2007
Cash flows from operating activities:
Net income	$176,805	$132,259
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense related to employees	42,124	37,405
Depreciation and amortization	41,358	31,334
Deferred income taxes	31,186	899
Payments under patent licensing arrangement	(4,980)	(11,291)
Other	1,238	60
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,826	47,847
Inventories	(61,149)	22,840
Prepaid expenses and other current assets	(831)	(2,642)
Deposits and other assets	(2,258)	1,376
Accounts payable	(68,608)	61,344
Accrued liabilities and other long-term liabilities	(25,466)	(26,233)
Net cash provided by operating activities	145,245	295,198
Cash flows from investing activities:
Purchases of marketable securities	(289,649)	(268,211)
Proceeds from sales and maturities of marketable securities	545,803	214,775
Purchases of property and equipment and intangible assets	(202,173)	(26,336)
Acquisition of businesses, net of cash and cash equivalents	(27,948)	-
Other	(1,500)	-
Net cash used in investing activities	24,533	(79,772)
Cash flows from financing activities:
Payments for stock repurchases	(123,896)	(125,000)
Proceeds from issuance of common stock under employee stock plans	30,457	44,111
Net cash used in financing activities	(93,439)	(80,889)
Change in cash and cash equivalents	76,339	134,537
Cash and cash equivalents at beginning of period	726,969	544,414
Cash and cash equivalents at end of period	$803,308	$678,951

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,982	$1,916
Other non-cash activities:
Unrealized losses from marketable securities	$8,234	$213

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 27, 2008.

Fiscal year

We operate on a 52 or 53-week year, ending on the last Sunday in January. The first quarters in fiscal years 2009 and 2008 were both 13-week quarters.

Stock Split

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New Accounting Pronouncements

On January 28, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 for all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. Please refer to Note 16 of these Notes to the Condensed Consolidated Financial Statements for further details on our fair value measurements.

Additionally, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, or FSP No. 157-2, Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements. FSP No. 157-2 defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial position, results of operations and cash flows.

On January 28, 2008, we adopted the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Under SFAS No. 159, we did not elect the fair value option for any of our assets and liabilities. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. We adopted the provisions of EITF 07-3 beginning with our fiscal quarter ended April 27, 2008. The adoption of EITF 07-3 did not have any impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D, is capitalized as an intangible asset and amortized over its estimated useful life.  We are required to adopt the provisions of SFAS No. 141(R) beginning with our fiscal quarter ending April 26, 2009.  The adoption of SFAS No. 141(R) is expected to change our accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Stock-Based Compensation

Effective January 30, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-based Payment, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period. We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). We recognize stock-based compensation expense using the straight-line attribution method. We estimate the value of employee stock options on the date of grant using a binomial model.

Our condensed consolidated income statements include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 27, 2008	April 29, 2007
	(In thousands)
Cost of revenue	$3,136	$2,809
Research and development	24,534	22,400
Sales, general and administrative	14,454	12,196
Total	$42,124	$37,405

During the three months ended April 27, 2008 and April 29, 2007, we granted approximately 8.7 million and 7.2 million stock options, respectively, with an estimated total grant-date fair value of $87.0 million and $56.1 million, respectively, and a per option weighted average grant-date fair value of $9.97 and $7.75, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $17.0 million and $10.5 million for the three months ended April 27, 2008 and April 29, 2007, respectively.

As of April 27, 2008 and April 29, 2007, the aggregate amount of unearned stock-based compensation expense related to our stock options was $272.9 million and $185.3 million, respectively, adjusted for estimated forfeitures.  We will recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.2 years and 2.1 years, respectively.

Valuation Assumptions

We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of our expected volatility than historical volatility. We also segregated options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan we continue to use the Black-Scholes model.

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

The fair value of stock options granted during the first quarters of fiscal years 2009 and 2008, respectively, under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Three Months Ended
	April 27, 2008	April 29, 2007
Stock Options	(Using a binomial model)
Weighted average expected life of stock options (in years)	3.6 - 5.7	3.9 - 5.8
Risk free interest rate	2.6% - 2.9%	4.6%
Volatility	60% - 68%	39% - 45%
Dividend yield	—	—

Three Months Ended
	April 27, 2008	April 29, 2007
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 – 2.0
Risk free interest rate	1.6% - 1.8%	4.6% - 5.0%
Volatility	68%	47%
Dividend yield	—	—

Equity Incentive Plans

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

The description of the key features of the Nvidia Corporation 2007 Equity Incentive Plan, or the 2007 Plan, PortalPlayer, Inc. 1999 Stock Option Plan, or 1999 Plan, and 1998 Employee Stock Purchase Plan, may be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 27, 2008.

The following summarizes the transactions under our equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 27, 2008	44,044,004	90,581,073	$13.18
Granted	(8,729,705)	8,729,705	$18.21
Exercised	-	(2,531,463)	$4.77
Cancelled	502,017	(502,017)	$22.80
Balances, April 27, 2008	35,816,316	96,277,298	$13.81

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Income Taxes

Income tax expense as a percentage of income before taxes, or our effective tax rate, was 17% for the three months ended April 27, 2008, and 14% for the three months ended April 29, 2007.  Our effective tax rate is lower than the U.S. federal statutory tax rate of 35% primarily on account of foreign earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.  The increase in our effective tax rate to 17% as of April 27, 2008 from 14% at April 29, 2007 was primarily due to the expiration of the federal research tax credit.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS No. 109,” or FIN 48, we classify unrecognized tax benefits under the current liabilities section of the Condensed Consolidated Balance Sheet, or as a reduction of the amount of a net operation loss carryforward or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year.  Likewise, the amount is classified under the long-term liability section of the Condensed Consolidated Balance Sheet if we anticipate payment or receipt of cash for income taxes during a period beyond a year.

For the three months ended April 27, 2008, our unrecognized tax benefits increased by $5.2 million. If recognized, $4.5 million of the $5.2 million would impact our effective tax rate, and $0.7 million of the $5.2 million would increase our gross deferred tax assets, which would likely require a full valuation allowance.  As a result, at April 27, 2008, we had $83.0 million of unrecognized tax benefits. If recognized, $63.0 million of the $83.0 million would impact our effective tax rate, $6.9 million of the $83.0 million would be an adjustment to goodwill as it relates to pre-acquisition unrecognized tax benefits, and $13.1 million of the $83.0 million would increase our gross deferred tax assets, which would likely require a full valuation allowance.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.  As of April 27, 2008 and January 27, 2008, we had accrued $12.1 million and $11.2 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of April 27, 2008, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of April 27, 2008, the material tax jurisdictions that are subject to examination include the United States, Hong Kong, Taiwan, China, India and Germany and include our fiscal years 2002 through 2008.  As of April 27, 2008, the material tax jurisdictions for which we are currently under examination include the U.S. for federal tax purposes for fiscal years 2004 through 2006, Taiwan for fiscal year 2003 and 2004, India for fiscal years equivalent 2005 and 2006, and Germany for fiscal year equivalent 2006.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Net Income Per Share

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

	Three Months Ended
	April 27, 2008	April 29, 2007
	(In thousands, except per share data)
Numerator:
Net income	$176,805	$132,259
Denominator:
Denominator for basic net income per share, weighted average shares	555,673	541,247
Effect of dilutive securities:
Stock options outstanding	36,316	57,052
Denominator for diluted net income per share, weighted average shares	591,989	598,299

Net income per share:
Basic net income per share	$0.32	$0.24
Diluted net income per share	$0.30	$0.22

Diluted net income per share does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 32.3 million and 19.2 million as of April 27, 2008 and April 29, 2007, respectively.

Note 5 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairment, would be recorded in the other expense section of our consolidated statements of income.  As of April 27, 2008, we did not recognize any such other-than-temporary impairment on our securities. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains for the three months ended April 27, 2008 and April 29, 2007 were $1.3 million and $0.1 million, respectively. The unrealized gains for the three months ended April 27, 2008 and April 29, 2007 were $2.5 million and $1.5 million, respectively. Refer to Note 16 of these Notes to the Condensed Consolidated Financial Statements for further details on our fair value measurements.

Note 6 - 3dfx

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

On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007.  On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions with respect to each of the questions to be tried.  The Bankruptcy Court concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision does not entirely dispose of the Trustee's action, however; still pending are the Trustee's claims for successor liability and intentional fraudulent conveyance.  On May 12, 2008, the Trustee filed a motion for leave to pursue an interlocutory appeal.

       The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	--
Total	$99,161

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 – Business Combinations

On February 10, 2008, we acquired Ageia Technologies, Inc., or Ageia, an industry leader in gaming physics technology. The combination of the graphics processing unit, or GPU, and physics engine brands is expected to enhance the visual experience of the gaming world. The aggregate purchase price consisted of total consideration of approximately $29.7 million.

On November 30, 2007, we completed our acquisition of Mental Images, Inc., or Mental Images, an industry leader in photorealistic rendering technology. Mental Images’ Mental Ray product is considered by many to be the most pervasive ray tracing renderer in the industry. The aggregate purchase price consisted of total consideration of approximately $88.3 million. The total consideration also includes approximately $7.8 million which reflects an initial investment we made in Mental Images in prior periods.

We allocated the purchase price of each of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired, as well as IPR&D, if identified, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price for the Mental Images and Ageia acquisitions have been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available.

As of April 27, 2008, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the respective acquisition dates were as follows:

	Mental Images	Ageia
Fair Market Values	(In thousands)
Cash and cash equivalents	$988	$1,744
Marketable Securities	-	28
Accounts receivable	1,462	911
Prepaid and other current assets	249	3,825
Property and equipment	1,376	166
In-process research and development	4,000	-
Goodwill	63,290	16,758
Intangible assets:
Existing technology	14,400	13,450
Customer relationships	6,500	170
Patents	5,000	-
Trademark	1,200	900
Total assets acquired	98,465	37,952
Current liabilities	(6,395)	(7,232)
Acquisition related costs	(1,208)	(1,000)
Long-term liabilities	(2,542)	-
Total liabilities assumed	(10,145)	(8,232)
Net assets acquired	$88,320	$29,720

	Mental Images	Ageia
(Straight-line depreciation/amortization period)
Property and equipment	2 -5 years	1-2 years
Intangible assets:
Existing technology	4-5 years	4 years
Customer relationships	4-5 years	5 years
Patents	5 years	-
Trademark	5 years	5 years

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amount of the IPR&D represents the value assigned to research and development projects of Mental Images that had commenced but had not yet reached technological feasibility at the time of the acquisition and for which we had no alternative future use. In accordance with Statement of Financial Accounting Standards No. 2, or SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB issued Interpretation No. 4, or FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to research and development expenses as part of the allocation of the purchase price.

The pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our results.

Note 8 - Goodwill

The carrying amount of goodwill is as follows:

	April 27, 2008	January 27, 2008
	(In thousands)
3dfx	$75,326	$75,326
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
PortalPlayer	104,473	104,473
Mental Images	63,290	63,086
Ageia	16,758	-
Other	16,984	16,984
Total goodwill	$371,019	$354,057

During the first quarter of fiscal year 2009, the amount of goodwill increased by $17.0 million primarily due to our acquisition of Ageia on February 10, 2008.

Note 9 - Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from one to five years, primarily on a straight-line basis. The components of our amortizable intangible assets are as follows:

	April 27, 2008			January 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$90,562	$(25,865)	$64,697	$94,970	$(32,630)	$62,340
Patents	12,183	(5,095)	7,088	35,348	(27,632)	7,716
Acquired intellectual property	75,030	(21,814)	53,216	77,900	(41,030)	36,870
Other	-	-	-	1,494	(1,494)	-
Total intangible assets	$177,775	$(52,774)	$125,001	$209,712	$(102,786)	$106,926

The increase in the net carrying amount of technology licenses as of April 27, 2008 when compared to January 27, 2008, is primarily related to approximately $5.0 million of net cash outflows under a confidential patent licensing arrangement entered into during fiscal year 2007, offset by amortization for the quarter.  Additionally, the increase in net carrying value of acquired intellectual property of $16.3 million is primarily related to intangible assets that resulted from our acquisition of Ageia during the first quarter of fiscal year 2009.  Please refer to Note 7 of these Notes to Condensed Consolidated Financial Statements for further information.  The decrease in the gross carrying amounts of the intangible assets as of April 27, 2008 when compared to January 27, 2008 is due to the write off of fully amortized intangible assets.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense associated with intangible assets was $7.5 million and $7.0 million for the three months ended April 27, 2008 and April 29, 2007, respectively.  Future amortization expense related to the net carrying amount of intangible assets at April 27, 2008 is estimated to be $23.5 million for the remainder of fiscal 2009, $27.4 million in fiscal 2010, $22.7 million in fiscal 2011, $21.0 million in fiscal 2012, $16.8 million in fiscal 2013, and a total of $13.6 million in fiscal 2014 and fiscal years subsequent of fiscal 2014.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 27, 2008	January 27, 2008
Inventories:	(In thousands)
Raw materials	$31,307	$31,299
Work in-process	162,386	107,835
Finished goods	226,433	219,387
Total inventories	$420,126	$358,521

At April 27, 2008, we had outstanding inventory purchase obligations totaling approximately $654.3 million.

	April 27, 2008	January 27, 2008
Accrued Liabilities:	(In thousands)
Accrued customer programs (1)	$261,589	$271,869
Accrued payroll and related expenses	88,420	122,284
Accrued legal settlement (2)	30,600	30,600
Deferred rent	11,825	11,982
Taxes payable	8,898	7,766
Deferred revenue	14,708	5,856
Other	32,657	24,705
Total accrued liabilities	$448,697	$475,062

(1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2) Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	April 27, 2008	January 27, 2008
Other Long-term Liabilities:	(In thousands)
Deferred income tax liability	$114,596	$86,900
Income taxes payable, long term	49,628	44,235
Asset retirement obligation	6,534	6,470
Other long-term liabilities	22,970	24,993
Total other long-term liabilities	$193,728	$162,598

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Guarantees

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

       We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. The estimated product returns and estimated product warranty liabilities for the three months ended April 27, 2008 and April 29, 2007 are as follows:

	April 27, 2008	April 29, 2007
	(In thousands)
Balance at beginning of period	$24,432	$17,958
Additions (1)	9,550	4,980
Deductions (2)	(8,882)	(3,875)
Balance at end of period (3)	$25,100	$19,063

(1) Includes $8,865 and $4,746 for the three months ended April 27, 2008 and April 29, 2007, respectively, towards allowances for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.
(2) Includes $8,882 and $3,875 for the three months ended April 27, 2008 and April 29, 2007, respectively, written off against the allowance for sales returns.
(3) Includes $18,708 and $15,348 at April 27, 2008 and April 29, 2007, respectively, relating to allowance for sales returns.

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

Note 12 - Commitments and Contingencies

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

On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007.  On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions with respect to each of the questions to be tried.  The Bankruptcy Court concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision does not entirely dispose of the Trustee's action, however; still pending are the Trustee's claims for successor liability and intentional fraudulent conveyance.  On May 12, 2008, the Trustee filed a motion for leave to pursue an interlocutory appeal.

On December 8, 2005, the Trustee filed a Form 8-K on behalf of 3dfx, in which the Trustee disclosed the terms of the conditional settlement agreement between NVIDIA and the Creditor’s Committee. Thereafter, certain shareholders of 3dfx filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. That petition was granted and an Equity Holders’ Committee was appointed. Since that appointment, the Equity Holders’ Committee has filed a competing plan of reorganization/liquidation. The Equity Holders’ Committee’s plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts. The Equity Holders’ Committee contends that the commitment by an investor to pay in equity capital is sufficient to trigger NVIDIA's obligations under the APA to pay the stock consideration.  NVIDIA contends, among other things, that such a commitment is not sufficient and that its obligation to pay the stock consideration has been extinguished. By virtue of stock splits since the execution of the APA, the stock consideration would now total six million shares of NVIDIA common stock. The Equity Holders’ Committee filed a motion with the Bankruptcy Court seeking an order giving it standing to bring a lawsuit to obtain the stock consideration. Over our objection, the Bankruptcy Court granted that motion on May 1, 2006 and the Equity Holders’ Committee filed its Complaint for Declaratory Relief against NVIDIA that same day. NVIDIA moved to dismiss the Complaint for Declaratory Relief, and the Bankruptcy Court granted that motion with leave to amend. The Equity Committee thereafter amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. At a hearing on December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Holders’ Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the APA was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the APA, and that the APA is capable of being assumed by the bankruptcy estate.  Because of the trial of the Trustee's fraudulent transfer claims against NVIDIA, the Equity Committee's lawsuit has not progressed substantially in 2007.  The next status conference is not scheduled until August 28, 2008. In addition, the Equity Holders Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

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

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. The California Superior Court cases have been consolidated and plaintiffs filed a consolidated complaint on April 23, 2007. Plaintiffs in the Delaware action filed an Amended Shareholder Derivative Complaint on February 12, 2008. Plaintiffs in the federal action submitted a Second Amended Consolidated Verified Shareholders Derivative Complaint on March 18, 2008. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions allege claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleges violations of federal provisions, including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. We intend to take all appropriate action in response to these complaints. Between May 14, 2007 and May 17, 2007, we filed several motions to dismiss or to stay the federal, Delaware and Santa Clara actions. The Delaware motions were superseded when the Delaware plaintiffs filed the Amended Shareholder Derivative Complaint on February 28, 2008. The federal motions were superseded when the federal plaintiffs submitted the Second Amended Consolidated Verified Shareholders Derivative Complaint on March 18, 2008. We have not yet responded to either of these Complaints.  The Santa Clara motion to stay was denied without prejudice and the parties are currently engaged in discovery-related proceedings.

On August 5, 2007, our Board authorized the formation of a Special Litigation Committee to investigate, evaluate, and make a determination as to how NVIDIA should proceed with respect to the claims and allegations asserted in the underlying derivative cases brought on behalf of NVIDIA.  Currently, the Special Litigation Committee is continuing its work.

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

As of May 13, 2008, 55 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

In the consolidated proceedings, two groups of plaintiffs (one representing all direct purchasers of GPUs and the other representing all indirect purchasers) filed consolidated, amended class-action complaints. These complaints purport to assert federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, Inc., or ATI, and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  Discovery is underway and Plaintiffs filed motions for class certification on April 24, 2008.  Our oppositions to the motions were filed on May 20, 2008. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

Product Defect Contingencies

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and / or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

During the first quarter of fiscal year 2009, one of our customers asserted claims for incremental repair and replacement costs related to an alleged die/packaging material set defect in one of our notebook MCP products. This product was included in a significant number of the customer’s notebook products that have been sold to end users, and has also been shipped to other of our customers in significant quantities. We are evaluating the potential scope of this situation, including the nature and cause of the alleged defect and the merits of the customer’s claim, and to what extent the alleged defect might occur with other of our products.  We are currently unable to estimate the amount of costs that may be incurred by us beyond the normal product warranty accrual that we have taken related to this claim and the alleged defect and, therefore, we have not recorded any additional related costs or a liability in our Condensed Consolidated Financial statements as of, and for the three months ended, April 27, 2008.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Stockholders’ Equity

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

Through April 27, 2008, we had repurchased 68.0 million shares under our stock repurchase program for a total cost of $1.16 billion. During the first fiscal quarter ended April 27, 2008, we entered into a structured share repurchase transaction to repurchase 6.3 million shares for $123.9 million which we recorded on the trade date of the transaction.

Convertible Preferred Stock

As of April 27, 2008 and January 27, 2008, there were no shares of preferred stock outstanding.

Note 14 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	April 27, 2008	April 29, 2007
	(In thousands)
Net income	$176,805	$132,259
Net change in unrealized gains on available-for-sale securities, net of tax	(5,631)	(79)
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax	(854)	(73)
Total comprehensive income	$170,320	$132,107

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

We report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products; the professional solutions business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the media and communications processor, or MCP, business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our consumer products business, or CPB, which is comprised of our CPB is comprised of our GoForce and APX mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $76.2 million and $68.0 million for the three months ended April 27, 2008 and April 29, 2007, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended April 27, 2008:
Revenue	$701,489	$203,427	$195,093	$42,465	$10,914	$1,153,388
Depreciation and amortization expense	$12,714	$4,625	$7,670	$4,918	$11,641	$41,568
Operating income (loss)	$169,047	$110,328	$3,580	$(3,850)	$(76,126)	$202,979
Three Months Ended April 29, 2007:
Revenue	$483,495	$140,873	$148,750	$67,226	$3,936	$844,280
Depreciation and amortization expense	$8,285	$2,187	$6,593	$6,095	$9,162	$32,322
Operating income (loss)	$124,417	$69,307	$7,839	$10,168	$(70,485)	$141,246

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	April 27, 2008	April 29, 2007
Revenue:	(In thousands)
Taiwan	$391,628	$272,983
China	367,426	238,285
Other Asia Pacific	167,854	109,930
United States	93,831	101,866
Europe	131,954	81,550
Other Americas	695	39,666
Total revenue	$1,153,388	$844,280

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods is summarized as follows:

	Three Months Ended
	April 27, 2008	April 29, 2007
Revenue:
Customer A	11%	9%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts receivable from significant customers, those representing approximately 10% or more of total trade accounts receivable for the respective periods, is summarized as follows:

	April 27, 2008	January 27, 2008
Accounts Receivable:
Customer A	11%	12%
Customer B	11%	6%
Customer C	10%	9%

Note 16 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. Our financial assets and liabilities are determined using market prices from both active markets, or Level 1, and less active markets, or Level 2. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from readily-available pricing sources for identical instruments in less active markets. All of our cash equivalents and marketable securities valuations are classified as Level 1 or Level 2 because we value them using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

As of April 27, 2008, we did not have any assets or liabilities without observable market values, or Level 3 assets, that would require a high level of judgment to determine fair value.

  Financial assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 27, 2008	(Level 1)	(Level 2)
	(In thousands)
Asset-backed Securities (1)	$88,255	$-	$88,255
Commercial paper (2)	250,365	-	250,365
Corporate debt securities (3)	274,273	-	274,273
Debt securities issued by United States Treasury (1)	33,487	-	33,487
Other Debt securities issued by US Government agencies (4)	297,993	-	297,993
Mortgage-backed securities issued by Government-sponsored entities (1)	70,172	-	70,172
Money market funds (5)	304,774	304,774	-
Equity securities (1)	3,357	-	3,357
Total assets	$1,322,676	$304,774	$1,017,902

(1)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.
(2)	Includes $177,410 in Cash and cash equivalents and $72,955 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(3)	Includes $1,520 in Cash and cash equivalents and $272,753 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(4)	Includes $20,640 in Cash and cash equivalents and $277,353 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(5)	Included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include, but are not limited to, statements as to: the features, benefits, capabilities, performance, impact and production of our products and technologies; product defects and the impact of product defects; causes of product defects; our reliance on third parties to manufacture, assemble and test our products; reliance on a limited number of customers and suppliers; new product lines; design wins; our market position; our competition, sources of competition and our competitive position; the importance of our strategic relationships; average selling prices; enhanced visual experiences; seasonality; customer demand; our continued growth and factors contributing to our growth; our international operations; our ability to attract and retain qualified personnel; our inventory; acquisitions and investments; stock options; the impact of stock-based compensation expense; our financial results; mix and sources of revenue; capital and operating expenditures; our cash flow and cash balances; uses of cash; liquidity; our investment portfolio and marketable securities; our exchange rate risk; our stock repurchase program; our internal control over financial reporting; our disclosure controls and procedures; recent accounting pronouncements; our intellectual property; compliance with environmental laws and regulations; litigation arising from our historical stock option grant practices and financial restatements; the Department of Justice subpoena and investigation; and litigation matters.   Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the risks discussed below as well as difficulties associated with: conducting international operations; slower than anticipated growth; forecasting customer demand; product defects; software or manufacturing defects; defects in product design or materials used to manufacture a product; disruptions in our relationships with our partners and suppliers; supply constraints; unanticipated decreases in average selling prices; increased sales of lower margin products; difficulty in collecting accounts receivable; international and political conditions; changes in international laws; fluctuations in the global credit market; declines in global economic conditions; fixed operating expenses; our inability to decrease inventory purchase commitments; difficulties in entering new markets; slower than expected development of a new market; inventory write-downs; the impact of competitive pricing pressures; fluctuations in investments and the securities market; failure to achieve design wins; changes in customers’ purchasing behaviors; the concentration of sales of our products to a limited number of customers; decreases in demand for our products; delays in the development of new products by us or our partners; delays in volume production of our products; developments in and expenses related to litigation; our inability to realize the benefits of acquisitions; the outcome of litigation or regulatory actions; and the matters set forth under Part II, Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

NVIDIA, GeForce, SLI, Hybrid SLI, GoForce, NVIDIA Quadro, Quadro, NVIDIA nForce, Tesla, NVIDIA APX, PhysX, Ageia, Mental Images, and the NVIDIA logo are our trademarks and/or registered trademarks in the United States and other countries that are used in this document. We may also refer to trademarks of other corporations and organizations in this document.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

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

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

During the first quarter of fiscal year 2009, we launched several new GPUs in the GeForce family. The product launches included the GeForce 9600 GT, which provides more than double the performance of our previous GeForce 8600 GTS; the GeForce 9800 GX2, which provides a new dual GPU board featuring Quad SLI technology; GeForce 9800 GTX, which is a flexible GPU that supports both two-way and three-way Scalable Link Interface, or SLI technology.  Additionally, we also launched the GeForce 8800 GT, which is the first after-market consumer graphics card for the Mac Pro and is sold directly by us.

On February 10, 2008, we completed our acquisition of Ageia Technologies, Inc., or Ageia, an industry leader in gaming physics technology. Ageia's PhysX software is widely adopted in several PhysX-based games that are shipping or in development on Sony Playstation 3, Microsoft XBOX 360, Nintendo Wii, and gaming PCs. We believe that the combination of the GPU and physics engine brands will result in an enhanced visual experience for the gaming world.

During the first quarter of fiscal year 2009, we gained market share in the standalone desktop, standalone notebook, and integrated notebook graphics categories when compared to first quarter of fiscal year 2008 as reported in the 2008 PC Graphics Report from Mercury Research.

Professional Solutions Business

During the first quarter of fiscal year 2009, we launched the Quadro FX 3600M Professional which is among the highest performance notebook GPUs.

MCP Business

During the first quarter of fiscal year 2009, we shipped Hybrid SLI DX10 motherboard GPUs – the GeForce 8000 GPU series.  The GeForce 8000 GPU series includes GeForce Boost Hybrid SLI technology, which is designed to double performance when paired with a GeForce 8 desktop GPU.  Additionally, we also launched the NVIDIA nForce 790i Ultra SLI MCP which is among the industry’s highly rated overclockable platform for Intel processors.

Consumer Products Business

During the first quarter of fiscal year 2009, we launched the NVIDIA APX 2500 application processor.  The APX 2500 is a computer-on-a-chip designed to meet the growing multimedia demands of today's mobile phone and entertainment user.  We believe that the mobile application processor is an area where we can add a significant amount of value and we also believe it represents a revenue growth opportunity.

Seasonality

Our industry is largely focused on the consumer products market.  Due to seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to the back-to-school and holiday seasons.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on a operating segment basis for purposes of making operating decisions and assessing financial performance.

We report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the PSB which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our CPB, which is comprised of our CPB is comprised of our GoForce and APX mobile brands and products that support handheld PMPs, PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $76.2 million and $68.0 million for the three months ended April 27, 2008 and April 29, 2007, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue.

	Three Months Ended
	April 27, 2008	April 29, 2007
Revenue	100.0%	100.0%
Cost of revenue	55.4	55.0
Gross profit	44.6	45.0
Operating expenses:
Research and development	19.0	18.8
Sales, general and administrative	8.1	9.5
Total operating expenses	27.1	28.3
Income from operations	17.5	16.7
Interest and other income, net	0.9	1.5
Income before income tax expense	18.4	18.2
Income tax expense	3.1	2.6
Net income	15.3%	15.6%

First Quarter of Fiscal Years 2009 and 2008

Revenue

Revenue was $1.15 billion for the first quarter of fiscal year 2009, compared to $844.3 million for the first quarter of fiscal year 2008, which represents an increase of 37%.   For the second quarter of fiscal 2009, we expect a seasonal decline associated with the PC business, although overall, we believe our market and competitive positions continue to be strong.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 45% to $701.5 million in the first quarter of fiscal year 2009, compared to $483.5 million for the first quarter of fiscal year 2008. This improvement was primarily due to increased sales of our desktop GPU products and notebook GPU products.  Sales of our desktop GPU products increased by approximately 44% compared to the first quarter of fiscal year 2008, primarily due to growth of the Standalone Desktop market as reported in the 2008 PC Graphics Report from Mercury Research.  Our leadership position in the Standalone Desktop market was driven by our GeForce 8-based products and our new generation of GeForce 9-based products.  Sales of our notebook GPU products increased by approximately 99% compared to the first quarter of fiscal year 2008.  Notebook GPU revenue growth was primarily due to share gains in the Standalone Notebook category as reported in the 2008 PC Graphics Report from Mercury Research.  Our share gains in the Standalone Notebook category were primarily a result of shipments of products used in notebook PC design wins related to Intel’s Santa Rosa platform.

PSB. PSB revenue increased by 44% to $203.4 million in the first quarter of fiscal year 2009,  compared to $140.9 million for the first quarter of fiscal year 2008.  Our professional workstation product sales increased due to an overall increase in shipments of boards and chips.  This increase in shipments was primarily driven by strong shipments of NVIDIA Quadro professional workstation GeForce 8-based products.

MCP Business. MCP Business revenue increased by 31% to $195.1 million in the first quarter of fiscal year 2009, compared to $148.8 million for the first quarter of fiscal year 2008. The increase resulted from an increase in sales of both our Intel-based and AMD-based platform products as compared to the first quarter of fiscal year 2008.

CPB.  CPB revenue decreased by 37% to $42.5 million in the first quarter of fiscal year 2009, compared to $67.2 million for the first quarter of fiscal year 2008.  The overall decrease in CPB revenue is primarily driven by a combination of decreases in revenue from our cell phone products, our contractual development arrangements with Sony Computer Entertainment, or SCE, and a drop in royalties from SCE as they transition the PlayStation3 to a new process node.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 92% and 83% of total revenue for the first quarter of fiscal years 2009 and 2008, respectively.  Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

Sales to our significant customers accounted for approximately 11% of our total revenue from one customer during the first quarter of fiscal year 2009.  In the first quarter of fiscal year 2008, there were no sales to any customer in excess of 10% of our total revenue.

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

Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin was 44.6% and 45.0% for the first quarter of fiscal year 2009 and 2008, respectively.  The decline primarily reflects product transition challenges in our GPU business.

Our gross margin is significantly impacted by the mix of products we sell. Product mix is often difficult to estimate with accuracy.  Therefore, if we experience product transition challenges, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted. We expect gross margin to increase during the second quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2009. A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business decreased for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  This decrease was primarily due to product transition challenges associated with the transition from our previous generation of GeForce 8-series GPUs to ramp-up shipments of our new generation of GeForce 9-series GPUs.

PSB. The gross margin of our PSB increased for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  This increase was primarily due to increased sales of our GeForce 8-based NVIDIA Quadro products, which began selling in the fourth quarter of fiscal year 2007 and generally have higher gross margins than our previous generations of NVIDIA Quadro products.

MCP Business. The gross margin of our MCP Business decreased for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  This decrease was primarily due to a shift in product mix toward increased shipments of lower margin Intel-based and AMD-based platform products.

CPB. The gross margin of our CPB decreased for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  This decrease was due to a combination of declines including a decrease in gross profit realized from sales of our products for high-end feature cellular phones and other handheld devices as well as a drop in royalties from SCE as they transition the PlayStation3 to a new process node.

Operating Expenses

	Three Months Ended
	April 27, 2008	April 29, 2007	$ Change	% Change
	(In millions)
Research and development expenses	$218.8	$158.3	$60.5	38%
Sales, general and administrative expenses	93.1	80.6	12.5	16%
Total operating expenses	$311.9	$238.9	$73.0	31%
Research and development as a percentage of net revenue	19%	19%
Sales, general and administrative as a percentage of net revenue	8%	10%

Research and Development

Research and development expenses were $218.8 million and $158.3 million during the first quarters of fiscal years 2009 and 2008, respectively, an increase of $60.5 million, or 38%.  The increase is primarily related to an increase in salaries and benefits, and stock-based compensation by approximately $29.1 million as a result of personnel growth in departments related to research and development functions by approximately 1,000 additional personnel due to new hires and our acquisitions of Mental Images and Ageia, as compared to the first quarter of fiscal year 2008.  Development expenses increased by $8.1 million primarily as a result of increased in prototype materials and engineering consumption due to higher volume of activity related to the product ramps in the current year.  Other increases in research and development expenses are related to increased expenses related to facilities, depreciation and amortization and computer software and equipment as a result of the personnel growth.

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

Sales, General and Administrative

Sales, general and administrative expenses were $93.1 million and $80.6 million during the first quarters of fiscal years 2009 and 2008, respectively, an increase of $12.5 million, or 16%.  Labor related and employee expenses and stock-based compensation increased by approximately $7.1 million as a result of personnel growth.  Outside professional fees increased by $4.4 million primarily due to an increase in legal expenses incurred pertaining to the Department of Justice investigation and other litigation. Marketing expenses increased by $3.1 million, primarily due to expenses related to a worldwide sales conference and other marketing related activities.

We expect operating expenses to remain flat or increase slightly in the second quarter of fiscal year 2009 compared to the first quarter of fiscal year 2009.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income increased to $14.3 million in first quarter of fiscal year 2009, from $13.2 million in first quarter of fiscal year 2008, primarily due to the result of higher average balances of cash, cash equivalents and marketable securities even though the interest rates in the first quarter of fiscal year 2009 were significantly lower when compared to the first quarter of fiscal year 2008.

Other Expense, net

Other expense, net increased by $3.6 million from $0.7 million in first quarter of fiscal year 2008 to $4.3 million in first quarter of fiscal year 2009. The increased expense is primarily due to the impact of the continuing weakness of the U.S. Dollar on our foreign currency denominated liabilities, which resulted in foreign exchange losses in the quarter.

Income Taxes

We recognized income tax expense of $36.2 million and $21.5 million in the first quarters of fiscal years 2009 and 2008, respectively.  Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 17% and 14% in the first quarters of fiscal years 2009 and 2008, respectively.

Our effective tax rate is lower than the U.S. federal statutory tax rate of 35% primarily on account of foreign earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.  The increase in our effective tax rate to 17% as of April 27, 2008 from 14% at April 29, 2007 was primarily due to the expiration of the federal research tax credit.

Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of April 27, 2008	As of January 27, 2008
	(In millions)
Cash and cash equivalents	$803.3	$727.0
Marketable securities	818.3	1,082.5
Cash, cash equivalents, and marketable securities	$1,621.6	$1,809.5

	Three Months Ended
	April 27,	April 29,
	2008	2007
	(In millions)
Net cash provided by operating activities	$145.2	$295.2
Net cash used in investing activities	$24.5	$(79.8)
Net cash used in financing activities	$(93.4)	$(80.9)

As of April 27, 2008, we had $1.62 billion in cash, cash equivalents and marketable securities, a decrease of $187.8 million from $1.81 billion at the end of fiscal year 2008.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities generated cash of $145.2 million and $295.2 million during the first quarters of fiscal years 2009 and 2008, respectively. While our net income plus the impact of non-cash charges to earnings and deferred income taxes increased during the comparable periods, the changes in operating assets and liabilities resulted in a net decrease in cash flow from operations.  The changes in operating assets and liabilities, resulted from the timing of payments to vendors and an increase in inventories.  Additionally, we made payments of $5.0 million and $11.3 million during the first quarters of fiscal years 2009 and 2008, respectively, towards a confidential patent licensing arrangement that we entered into during fiscal year 2007.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisitions of businesses and purchases of property and equipment, which include the purchase of property, leasehold improvements for our facilities and intangible assets. Investing activities provided cash of $24.5 million and used cash of $79.8 million during the first quarters of fiscal years 2009 and 2008, respectively.  Investing activities for the first quarter of fiscal year 2009 used cash of approximately $150.0 million for a property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California, to facilitate the growth of our business.  Capital expenditures also included new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our headquarters and international offices.  Additionally, we acquired Ageia during the first quarter of fiscal year 2009.  The cash inflow from maturities of marketable securities provided cash of $545.8 million which offset the expenditures described above to provide a positive cash flow from investing activity.

We expect to spend approximately $150 million to $200 million for capital expenditures during the remainder of fiscal year 2009, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities used cash of $93.4 million and $80.9 million during the first quarters of fiscal years 2009 and 2008, respectively.  Net cash used by financing activities in the first quarter of fiscal year 2009 was primarily due to $123.9 million paid towards our stock repurchase program, offset by cash proceeds of $30.5 million from common stock issued under our employee stock plans.

Liquidity

Cash generated by operations is used as our primary source of liquidity.  Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of April 27, 2008, we did not have any investments in auction-rate preferred securities. These investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our condensed consolidated statements of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

At April 27, 2008 and January 27, 2008, we had $1.62 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of April 27, 2008, we were in compliance with our investment policy.  As of April 27, 2008, our investments in the financial sector and government agencies accounted for approximately 34% and 22%, respectively, of our total investment portfolio.  Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.  As of April 27, 2008, $872.6 million of our portfolio had a maturity of less than a year, and a substantial majority of our remaining investments have remaining maturities of three years or less.  In the first quarter of fiscal year 2009, we did not recognize any other-than-temporary impairments on our portfolio of available-for-sale investments.

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

During the first fiscal quarter ended April 27, 2008, we entered into a structured share repurchase transaction to repurchase 6.3 million shares for $123.9 million which we recorded on the trade date of the transaction.  Through April 27, 2008, we had repurchased 68.0 million shares under our stock repurchase program for a total cost of $1.16 billion.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

·	decreased demand and market acceptance for our products and/or our customers’ products;
·	inability to successfully develop and produce in volume production our next-generation products;
·	competitive pressures resulting in lower than expected average selling prices; and
·	new product announcements or product introductions by our competitors.

We may continue to use cash in connection with the acquisition of new businesses or assets and capital expenditures related to our property purchases.

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

On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007.  On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions with respect to each of the questions to be tried.  The Bankruptcy Court concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision does not entirely dispose of the Trustee's action, however; still pending are the Trustee's claims for successor liability and intentional fraudulent conveyance.  On May 12, 2008, the Trustee filed a motion for leave to pursue an interlocutory appeal.

   Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

Product Defect Contingencies

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and / or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

During the first quarter of fiscal year 2009, one of our customers asserted claims for incremental repair and replacement costs related to an alleged die/packaging material set defect in one of our notebook MCP products. This product was included in a significant number of the customer’s notebook products that have been sold to end users, and has also been shipped to other of our customers in significant quantities. We are evaluating the potential scope of this situation, including the nature and cause of the alleged defect and the merits of the customer’s claim, and to what extent the alleged defect might occur with other of our products.  We are currently unable to estimate the amount of costs that may be incurred by us beyond the normal product warranty accrual that we have taken related to this claim and the alleged defect and, therefore, we have not recorded any additional related costs or a liability in our Condensed Consolidated Financial statements as of, and for the three months ended, April 27, 2008.

Contractual Obligations

At April 27, 2008, we had outstanding inventory purchase obligations and capital purchase obligations totaling approximately $654.3 million and $44.1 million, respectively. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 27, 2008. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

  Off-Balance Sheet Arrangements

      As of April 27, 2008, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New Accounting Pronouncements

On January 28, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 for all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. Please refer to Note 16 of these Notes to the Condensed Consolidated Financial Statements for further details on our fair value measurements.

Additionally, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, or FSP No. 157-2, Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements. FSP No. 157-2 defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial position, results of operations and cash flows.

On January 28, 2008, we adopted the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Under SFAS No. 159, we did not elect the fair value option for any of our assets and liabilities. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. We adopted the provisions of EITF 07-3 beginning with our fiscal quarter ended April 27, 2008. The adoption of EITF 07-3 did not have any impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D, is capitalized as an intangible asset and amortized over its estimated useful life.  We are required to adopt the provisions of SFAS No. 141(R) beginning with our fiscal quarter ending April 26, 2009.  The adoption of SFAS No. 141(R) is expected to change our accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

At April 27, 2008 and January 27, 2008, we had $ 1.62 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of April 27, 2008, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our condensed consolidated statements of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

As of April 27, 2008, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both +/- 0.5% would result in changes in fair market values for these investments of approximately $3.6 million.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues during the third and fourth quarter of calendar 2007, leading to liquidity disruption in the market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results.  Our investments in the financial sector and government agencies accounted for approximately 34% and 22%, respectively, of our total investment portfolio. If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $15-$37 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future. The aggregate exchange loss included in determining net income was $4.2 million and $0.6 million during the first quarter of fiscal years 2009 and 2008, respectively.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at April 27, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 27, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of risk factors associated with our business previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

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

The markets for our products are highly competitive and are characterized by rapid technological change, new product introductions, evolving industry standards, and declining average selling prices. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand from our products and whether we are able to deliver consistent volumes of our products at acceptable prices and quality levels. We believe other factors impacting our ability to compete are:

·     product performance;
·     product bundling by competitors with multiple product lines;
·     breadth and frequency of product offerings;
·     access to customers and distribution channels;
·     backward-forward software support;
·     conformity to industry standard application programming interfaces; and
·     manufacturing capabilities.

We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products, any of which could harm our business. Some of these competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be better able to adapt to customer or technological changes. Currently, Intel, which has greater resources than we do, is working on a multi-core architecture code-named Larrabee, which may compete with our products in various markets.  Intel may also release an enthusiast level discrete graphics processing unit, or GPU, based on the Larrabee architecture. In order to compete, we may have to invest substantial amounts in research and development without assurance that our products will be superior to those of our competitors or that the products will achieve market acceptance.

An additional significant source of competition comes from companies that provide or intend to provide competing product solutions. For example, we are the largest supplier of AMD 64 chipsets with 61% segment share in the first quarter of calendar year 2008, as reported in the 2008 First Quarter PC Processor and Chipset report from Mercury Research. Decline in demand for our chipsets in the AMD segment as a result of the offerings of a new or existing competitor could materially impact our financial results.

Our current competitors include the following:

·     suppliers of discrete media and communication processors, or MCPs, that incorporate a combination of networking, audio, communications and input/output functionality as part of their existing solutions, such as AMD,
Broadcom, Silicon Integrated Systems Corporation, or SIS, VIA Technologies, Inc., or VIA, and Intel;

·     suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., SIS and VIA;

·     suppliers of GPUs or GPU intellectual property for handheld and digital consumer electronics devices that incorporate advanced graphics functionality as part of their existing solutions, such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd., or Marvell, NEC Corporation, Qualcomm Incorporated, or Qualcomm, Renesas Technology, Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.; and

·      suppliers of application processors for handheld and digital consumer electronics devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments Inc., Qualcomm, Marvell, Freescale Semiconductor Inc., Samsung and ST Microelectronics.

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

We are dependent on third parties for assembly, testing and packaging of our products, which reduces our control over the delivery schedule, product quantity or product quality.

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

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our new products to smaller geometry processes. Moreover, we are dependent on our third-party manufacturers to migrate to smaller geometry processes successfully. Some of our competitors own their manufacturing facilities and may be able to move to a new state of the art manufacturing process more quickly than our manufacturing partners.  For example, Intel released a 45 nanometer chip for desktop computers which it is manufacturing in its foundries.  If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

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

We have a limited number of customers and our sales are highly concentrated.  Sales to a significant customer represented approximately 11% of our total revenue during the first quarter of fiscal year 2009.  There were no significant customers during first quarter of fiscal year 2008.  Although a small number of our other customers represents the majority of our revenue, their end customers include a large number of original equipment manufacturers, or OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading personal computer, or PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, original design manufacturers, or ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, they were to significantly reduce the number of products they order from us, or we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  Three customers accounted for approximately 32% and 27% of our accounts receivable balance at April 27, 2008 and January 27, 2008, respectively.

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

Our products are complex and may contain defects or experience failures when first introduced or when we release new versions or enhancements. Such defects or failures could be due to any number of issues in design fabrication, packaging, materials and/or use within a system.  Past products have and future products or enhancements may contain defects, errors or bugs. Our products typically only go through one verification cycle prior to volume production and distribution. As a result, our products may contain undetected defects or flaws prior to volume production and distribution.  If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and decrease our gross margin. Additionally, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for their costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation, and could result in the shifting of business to our competitors.  Product liability claims brought against us, even if unsuccessful, would likely be time consuming and costly to defend.  Costs associated with finding and correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results and have other adverse results.

During the first quarter of fiscal year 2009, one of our customers asserted claims for incremental repair and replacement costs related to an alleged die/packaging material set defect in one of our notebook MCP products. This product was included in a significant number of the customer’s notebook products that have been sold to end users, and has also been shipped to other of our customers in significant quantities. We are evaluating the potential scope of this situation, including the nature and cause of the alleged defect and the merits of the customer’s claim, and to what extent the alleged defect might occur with other of our products.  We are currently unable to estimate the amount of costs that may be incurred by us beyond the normal product warranty accrual that we have taken related to this claim and the alleged defect and, therefore, we have not recorded any additional related costs or a liability in our Condensed Consolidated Financial statements as of, and for the three months ended, April 27, 2008.

Our failure to estimate customer demand properly could adversely affect our financial results.

Our inventory purchases are based upon future demand forecasts or orders from our customers and may not accurately predict the quantity or type of products that our customers will want or will ultimately purchase. In forecasting demand, we make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory, which could result in write-downs of the value of our inventory and/or a reduction in average selling prices, and where our gross margin could be adversely affected include:

  ·     if there were a sudden and significant decrease in demand for our products;
·	if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;
  ·     if we fail to estimate customer demand properly for our older products as our newer products are introduced; or
  ·     if our competition were to take unexpected competitive pricing actions.

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

In the past, we have experienced delays in the development of new products. Any delay or failure of our GPUs, our other products, or other technologies to meet or exceed specifications of our customers or competitive products could materially harm our business if customers do not buy our products. The success of our new product introductions will depend on many factors, including the following:

·        proper new product definition;
·        timely completion and introduction of new product designs;
·        availability of next-generation software development tools to design, simulate and verify our products;
.	our dependence on third-parties to effectively manufacture, assemble, test and package our new products in a timely manner while maintaining product quality;
·        differentiation of new products from those of our competitors;
·        market acceptance of our products and our customers' products; and
·        availability of adequate quantity and configurations of various types of memory products.

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

The success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, add-in board and motherboard manufacturers, are an integral part of our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers’ new system configurations. This requires that we:

·     anticipate the features and functionality that customers and consumers will demand;
·     incorporate those features and functionalities into products that meet the exacting design requirements of our customers;
·     price our products competitively; and
·     introduce products to the market within our customers’ limited design cycles.

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

Our ability to achieve design wins also depends in part on our ability to identify and be compliant with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers like AMD, Intel and Microsoft.  If our products are not in compliance with prevailing industry standards, we may not be designed into our customers’ product designs.  However, to be compliant with changes to industry standards, we may have to invest significant time and resources to redesign our products which could negatively impact our gross margin or operating results. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and had 3,683 and 2,657 full-time employees engaged in research and development as of April 27, 2008 and April 29, 2007, respectively.  Research and development expenditures were $218.8 million and $158.3 million for the first quarter of fiscal years 2009 and 2008, respectively.  Research and development expenses included non-cash stock-based compensation expense of $24.5 million and $22.4 million in the first quarters of fiscal years 2009 and 2008, respectively, which we began to record in the first quarter of fiscal year 2007 as a result of our adoption of SFAS No. 123(R). If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.

Because our gross margin for any period depends on a number of factors, our failure to forecast changes in any of these factors could adversely affect our gross margin.

We continue to pursue improved gross margin. Our gross margin for any period depends on a number of factors, including:

·        the mix of our products sold;
·        average selling prices;
·        introduction of new products;
·        product transitions;
·        sales discounts;
·        unexpected pricing actions by our competitors;
·        the cost of product components; and
·        the yield of wafers produced by the foundries that manufacture our products.

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

 We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

·        difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
·        difficulty in operating in a new or multiple new locations;
·        disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;
·        difficulty in realizing the potential financial or strategic benefits of the transaction;
·        difficulty in maintaining uniform standards, controls, procedures and policies;
·        disruption of or delays in ongoing research and development efforts;
·        diversion of capital and other resources;
·        assumption of liabilities;
· diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
· difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and

·         impairment of relationships with employees and customers, or the loss of any of our key employees or customers of our target's key employees or customers, as a result of our acquisition or investment

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we make an investment in cash or use cash to pay for all or a portion of an acquisition, our cash reserves would be reduced which could negatively impact the growth of our business or our ability to develop new products. However, if we pay the consideration with shares of common stock, or convertible debentures, the holdings of our existing stockholders would be diluted. We cannot forecast the number, timing or size of future strategic investments or acquisitions, or the effect that any such investments or acquisitions might have on our operations or financial results.

We are dependent on key employees and the loss of any of these employees could negatively impact our business.

Our future success and ability to compete is substantially dependent on our ability to identify, hire, train and retain highly qualified key personnel.  The market for key employees in the semiconductor industry can be competitive.  None of our key employees is bound by an employment agreement, meaning our relationships with all of our key employees are at will.  For instance, Marvin D. Burkett, Chief Financial Officer, or CFO, informed us on March 21, 2008 of his intention to retire.  Mr. Burkett is expected to remain as CFO while a search is conducted to find his replacement, and he may continue in some capacity with us thereafter. We have commenced the process to recruit a new CFO.  The loss of the services of Mr. Burkett or any of our other key employees without an adequate replacement or our inability to hire new employees as needed could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.

Our operating expenses are relatively fixed and we may not be able to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 27% and 28% of our total revenue during the first quarters of fiscal years 2009 and 2008, respectively.  Operating expenses included non-cash stock-based compensation expense of $39.0 million and $34.6 million in the first quarters of fiscal years 2009 and 2008, respectively, which we began to record in the first quarter of fiscal year 2007 as a result of our adoption of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls. Further, some of our operating expenses, like non-cash stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

Expensing employee stock options materially and adversely affects our reported operating results and could also adversely affect our competitive position.

Since inception, we have used stock options and our employee stock purchase program as fundamental components of our compensation packages. We believe that these incentives directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. As a result of adjustments arising from our restatement related to stock option grant dates, our operating results for fiscal years prior to fiscal year 2007 contain recorded amounts of non-cash stock-based compensation expense. For our fiscal years 2000 through 2006, this non-cash stock-based compensation expense was calculated using primarily the intrinsic value-based method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations.

In December 2004, the FASB issued SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards. During the first quarter of fiscal years 2009 and 2008 we recorded $42.1 million and $37.4 million, respectively, related to non-cash stock-based compensation, resulting from our compliance with SFAS No. 123(R), which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

Any one or more of the risks discussed in this Quarterly Report on Form 10-Q or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. Similarly, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year.

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

 At April 27, 2008 and January 27, 2008, we had $1.62 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities.  We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of April 27, 2008, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our condensed consolidated statements of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues during the third and fourth quarter of calendar 2007, leading to liquidity disruption in the market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results. As of April 27, 2008, our investments in the financial sector and government agencies accounted for approximately 34% and 22%, respectively, of our total investment portfolio. If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $15-$37 million.

We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States. We generated 92% and 83% of total revenues for the first quarter of fiscal years 2009 and 2008, respectively, from sales to customers outside the United States and other Americas. As of April 27, 2008, we had offices in thirteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

·	international economic and political conditions, such as political tensions between countries in which we do business;
·             unexpected changes in, or impositions of, legislative or regulatory requirements;
·             complying with a variety of foreign laws;
·             differing legal standards with respect to protection of intellectual property and employment practices;
·             cultural differences in the conduct of business;
·             inadequate local infrastructure that could result in business disruptions;
·	exporting or importing issues related to export or import restrictions, tariffs, quotas and other trade barriers and restrictions;
·	financial risks such as longer payment cycles, difficulty in collecting accounts receivable and fluctuations in currency exchange rates;
·             imposition of additional taxes and penalties; and
·	other factors beyond our control such as terrorism, civil unrest, war and diseases such as severe acute respiratory syndrome and the Avian flu.

If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

Our international operations in Australia, Taiwan, Japan, Korea, China, Hong Kong, India, France, Finland, Germany, Russia, Switzerland and the United Kingdom are subject to many of the above listed risks. We intend to continue to expand our existing operations and expect to open other international offices. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

If our products do not continue to be adopted by the desktop PC, notebook PC, workstation, high-performance computing, personal media players, or PMPs, personal digital assistants, or PDAs, cellular handheld devices, and video game console markets or if the demand for new and innovative products in these markets decreases, our business and operating results would suffer.

Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, PMPs, PDAs, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised of approximately 78% and 75% of our total revenue for the first quarters of fiscal years 2009 and 2008, respectively. As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, PMP, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

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

As of May 13, 2008, 55 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

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

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  Discovery is underway and Plaintiffs filed motions for class certification on April 24, 2008.  Our oppositions to the motions were filed on May 20, 2008. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.  Costs of defense and any damages resulting from a ruling against us or a settlement of the litigation could adversely affect our business.

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

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

· the commercial significance of our operations and our competitors’ operations in particular countries and regions;
·        the location in which our products are manufactured;
·        our strategic technology or product directions in different countries; and
·        the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

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

In addition, we may need to commence litigation or other legal proceedings in order to:

·     assert claims of infringement of our intellectual property;
·     enforce our patents;
·     protect our trade secrets or know-how; or
·     determine the enforceability, scope and validity of the propriety rights of others.

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

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. Tax rates vary among the jurisdictions in which we operate. Significant judgment is required in determining our provision for our income taxes as there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any of the below could cause our effective tax rate to be materially different than that which is reflected in historical income tax provisions and accruals:

·        the jurisdictions in which profits are determined to be earned and taxed;
·        adjustments to estimated taxes upon finalization of various tax returns;
·        changes in available tax credits;
·        changes in share-based compensation expense;
· changes in tax laws, the interpretation of tax laws either in the United States or abroad or the issuance of new interpretative accounting guidance related to uncertain transactions and calculations where the tax treatment was previously uncertain; and
·         the resolution of issues arising from tax audits with various tax authorities.

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

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

·        the ability of our Board to create and issue preferred stock without prior stockholder approval;
·        the prohibition of stockholder action by written consent;
·        a classified Board; and
·        advance notice requirements for director nominations and stockholder proposals.

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

During the three months ended April 27, 2008, we entered into a structured share repurchase transaction to repurchase 6.3 million shares for $123.9 million which we recorded on the trade date of the transaction. Through April 27, 2008, we had repurchased 68.0 million shares under our stock repurchase program for a total cost of $1.16 billion.

Period:	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 28, 2008 through February 24, 2008	-	-	-	$659,356,907
February 24, 2008 through March 30, 2008	-	-	-	$659,356,907
March 31, 2008 through April 27, 2008	6,250,000	$19.82	6,250,000	$535,460,657
Total	6,250,000	$19.82	6,250,000

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
(2) Represents weighted average price paid per share during the quarter ended April 27, 2008.
(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the three months ended April 27, 2008, we entered into a structured share repurchase transaction to repurchase 6.3 million shares for $123.9 million, which we recorded on the trade date of the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the first quarter of fiscal year 2009.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.1	+	Fiscal Year 2009 Variable Compensation Plan	Form 8-K	0-23985	10.1	4/21/2008

10.2	*+	NVIDIA Corporation 1998 Employee Stock Purchase Plan, as amended and restated

10.3	*	Amended and Restated Agreement of Purchase and Sale by and between Harvest-Granite San Tomas LLC and Harvest 2400, LLC dated January 31, 2008

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

    *  Filed Herewith
    + Management contract or compensatory plan or arrangement
    #  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2008
NVIDIA Corporation
By:	/s/ MARVIN D. BURKETT
Marvin D. Burkett
(Duly Authorized Officer and Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.1	+	Fiscal Year 2009 Variable Compensation Plan	Form 8-K	0-23985	10.1	4/21/2008

10.2	*+	NVIDIA Corporation 1998 Employee Stock Purchase Plan, as amended and restated

10.3	*	Amended and Restated Agreement of Purchase and Sale by and between Harvest-Granite San Tomas LLC and Harvest 2400, LLC dated January 31, 2008

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

    *  Filed Herewith
    + Management contract or compensatory plan or arrangement
    #  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.