Form 10-Q
period 2008-08-21
NVIDIA CORP
filed 2008-08-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2008

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

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

N/A
(Former name, former address and former fiscal year if changed since last report)

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

       The number of shares of registrant's common stock, $0.001 par value, outstanding as of August 15, 2008 was 556,581,921.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 27, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Revenue	$892,676	$935,253	$2,046,064	$1,779,533
Cost of revenue	742,759	511,261	1,381,304	975,403
Gross profit	149,917	423,992	664,760	804,130
Operating expenses
Research and development	212,910	157,952	431,740	316,273
Sales, general and administrative	92,399	81,280	185,433	161,851
Total operating expenses	305,309	239,232	617,173	478,124
Income (loss) from operations	(155,392)	184,760	47,587	326,006
Interest income	12,081	15,625	26,404	28,833
Other income (expense), net	(3,289)	466	(7,573)	(199)
Income (loss) before income tax expense	(146,600)	200,851	66,418	354,640
Income tax expense (benefit)	(25,671)	28,119	10,542	49,649
Net income (loss)	$(120,929)	$172,732	$55,876	$304,991

Basic net income (loss) per share	$(0.22)	$0.32	$0.10	$0.56
Shares used in basic per share computation (1)	555,417	547,305	555,531	544,275

Diluted net income (loss) per share	$(0.22)	$0.29	$0.09	$0.51
Shares used in diluted per share computation (1)	555,417	603,830	592,181	600,957

(1)	Reflects a three-for-two stock split effective on September 10, 2007.

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	July 27, 2008	January 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$719,143	$726,969
Marketable securities	938,087	1,082,509
Accounts receivable, net	679,416	666,494
Inventories	432,279	358,521
Prepaid expenses and other	45,294	54,336
Total current assets	2,814,219	2,888,829
Property and equipment, net	599,478	359,808
Goodwill	365,800	354,057
Intangible assets, net	145,148	106,926
Deposits and other assets	35,404	38,051
Total assets	$3,960,049	$3,747,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438,892	$492,099
Accrued liabilities	696,124	475,062
Total current liabilities	1,135,016	967,161
Other long-term liabilities	162,118	162,598
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock	-	-
Common stock	625	619
Additional paid-in capital	1,776,698	1,654,681
Treasury stock, at cost	(1,163,528)	(1,039,632)
Accumulated other comprehensive income (loss)	(966)	8,034
Retained earnings	2,050,086	1,994,210
Total stockholders' equity	2,662,915	2,617,912
Total liabilities and stockholders' equity	$3,960,049	$3,747,671

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	July 27, 2008	July 29, 2007
Cash flows from operating activities:
Net income	$55,876	$304,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,664	63,226
Stock-based compensation expense related to employees	81,423	66,865
Payments under patent licensing arrangement	(26,680)	(20,723)
Deferred income taxes	5,547	39,277
Other	3,145	185
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,373)	10,950
Inventories	(73,139)	78,489
Prepaid expenses and other current assets	9,136	(842)
Deposits and other assets	(491)	2,437
Accounts payable	(87,730)	50,685
Accrued liabilities and other long-term liabilities	183,824	21,337
Net cash provided by operating activities	226,202	616,877
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	810,508	374,661
Purchases of marketable securities	(678,704)	(455,909)
Purchases of property and equipment and intangible assets	(255,687)	(46,980)
Acquisition of businesses, net of cash and cash equivalents	(27,948)	-
Proceeds from sale of investment in non-affiliates	3,218	-
Purchases of investment in non-affiliates	(1,500)	-
Net cash used in investing activities	(150,113)	(128,228)
Cash flows from financing activities:
Payments for stock repurchases	(123,896)	(249,386)
Proceeds from issuance of common stock under employee stock plans	39,981	131,068
Net cash used in financing activities	(83,915)	(118,318)
Change in cash and cash equivalents	(7,826)	370,331
Cash and cash equivalents at beginning of period	726,969	544,414
Cash and cash equivalents at end of period	$719,143	$914,745

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$4,459	$3,505
Other non-cash activities:
Assets acquired by assuming related liabilities	$68,408	$-
Unrealized losses from marketable securities	$11,252	$564

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

Fiscal year

We operate on a 52 or 53-week year, ending on the last Sunday in January. The first and second quarters in fiscal years 2009 and 2008 were all 13-week quarters.

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

Product Warranties

We generally offer limited warranty that ranges from one to three years for products in order to repair or replace products for any manufacturing defects or hardware component failures. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, warranties, income taxes, goodwill, stock-based compensation and contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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

We record estimated reductions to revenue for customer programs at the time revenue is recognized. Our customer programs primarily involve rebates, which are designed to serve as sales incentives to purchasers of our products.  We account for rebates in accordance with Emerging Issues Task Force Issue 01-9, or EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, we accrue for 100% of the potential rebates and do not apply a breakage factor. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue upon expiration of the rebate.

Our customer programs also include marketing development funds, or MDFs. We account for MDFs as either a reduction of revenue or an operating expense in accordance with EITF 01-09. MDFs represent monies paid to retailers, system builders, original equipment manufacturers, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting our products. Depending on market conditions, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered.

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

Additionally, in February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, or FSP No. 157-2, Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements.  FSP No. 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not believe the adoption of FSP No. 157-2 will have a material impact on our consolidated financial position, results of operations and cash flows.

On January 28, 2008, we adopted Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Under SFAS No. 159, we did not elect the fair value option for any of our assets and liabilities. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

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

Our condensed consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Cost of revenue	$3,333	$2,702	$6,469	$5,511
Research and development	$24,226	$16,421	$48,760	$38,821
Sales, general and administrative	$12,806	$10,337	$27,260	$22,533

During the three and six months ended July 27, 2008, we granted approximately 0.9 million and 9.7 million stock options, respectively, with an estimated total grant-date fair value of $8.4 million and $95.4 million, respectively, and a per option weighted average grant-date fair value of $9.07 and $9.88, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $1.4 million and $15.7 million for the three and six months ended July 27, 2008, respectively.

During the three and six months ended July 29, 2007, we granted approximately 1.4 million and 8.6 million stock options, respectively, with an estimated total grant-date fair value of $13.7 million and $69.8 million, respectively, and a per option weighted average grant-date fair value of $10.35 and $8.15, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $2.6 million and $13.5 million for the three and six months ended July 29, 2007, respectively.

As of July 27, 2008 and July 29, 2007, the aggregate amount of unearned stock-based compensation expense related to our stock options was $223.9 million and $175.0 million, respectively, adjusted for estimated forfeitures.  We will recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 1.8 years and 2.0 years, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of stock options granted during the first half of fiscal years 2009 and 2008, respectively, under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Stock Options

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
(Using a binomial model)
Expected life (in years)	3.7 -5.0	3.8 - 5.2	3.6-5.7	3.8 - 5.8
Risk free interest rate	2.9% - 3.7%	5.0%	2.6% - 3.7%	4.6% - 5.0%
Volatility	52% - 63%	37% - 40%	52% - 68%	37% - 45%
Dividend Yield	-	-	-	-

Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
(Using a Black-Scholes model)
Expected life (in years)	-	-	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	-	-	1.6% - 1.8%	3.5% - 5.2%
Volatility	-	-	68%	38% - 47%
Dividend Yield	-	-	-	-

There were no grants made under the Employee Stock Purchase Plan during the three months ended July 27, 2008 and July 29, 2007.

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

The following summarizes the transactions under our equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 27, 2008	44,044,004	90,581,073	$13.18
Granted	(9,656,565)	9,656,565	$18.30
Exercised	-	(4,494,733)	$4.81
Cancelled	1,035,615	(1,035,615)	$22.25
Balances, July 27, 2008	35,423,054	94,707,290	$14.00

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Income Taxes

We recognized income tax expense (benefit) of ($25.7) million and $28.1 million for the three months ended July 27, 2008 and July 29, 2007, respectively, and $10.5 million and $49.6 million for the six months ended July 27, 2008 and July 29, 2007, respectively. Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was (17.5%) and 14.0% for the three months ended July 27, 2008 and July 29, 2007, respectively, and 15.9% and 14.0% for the six months ended July 27, 2008 and July 29, 2007, respectively.  Our effective tax rate is lower than the United States Federal Statutory rate of 35.0% due primarily to income earned in lower tax jurisdictions and U.S. tax benefit of the federal research tax credits available in the respective periods.

Our effective tax rates for the first half of fiscal year 2009 increased to 15.9% from 14.0% during the first half of fiscal year 2008 primarily due to the expiration of the federal research tax credit in fiscal year 2009.  In addition, during the three months ended July 27, 2008, we increased our estimate of the annual effective tax rate for fiscal year 2009 from 17.0% to 22.8%. The increase in our effective income tax rate was a result of the impact of non-deductible tax items to our annual effective tax rate caused by the change in our outlook for the financial results of fiscal year 2009.  This increase in our estimated annual effective tax rate was offset in the second quarter primarily by a favorable impact from the expiration of statues of limitations in certain non-U.S jurisdictions, resulting in an effective tax rate for the first half of fiscal year 2009 of 15.9%.

During the three months ended July 27, 2008, the Internal Revenue Service closed its review of our U.S. federal income tax returns for fiscal year 2004 through 2006 with no material changes to our income tax returns as filed.  However, due to net operating losses generated in those and other tax years, we remain subject to future examination of our U.S. federal income tax returns beginning in fiscal year 2002 through fiscal year 2008.  For the six months ended July 27, 2008, there have been no other material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 27, 2008.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 27, 2008, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Net Income (Loss) Per Share

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

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(120,929)	$172,732	$55,876	$304,991
Denominator:
Denominator for basic net income per share, weighted average shares	555,417	547,305	555,531	544,275
Effect of dilutive securities:
Stock options outstanding	-	56,525	36,650	56,682
Denominator for diluted net income (loss) per share, weighted average shares	555,417	603,830	592,181	600,957
Net income per share:
Basic net income (loss) per share	$(0.22)	$0.32	$0.10	$0.56
Diluted net income (loss) per share	$(0.22)	$0.29	$0.09	$0.51

Diluted net income (loss) per share for the three and six months ended July 27, 2008 does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 61.6 million and 33.1 million, respectively.  Diluted net income per share for three and six months ended July 29, 2007 does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 5.1 million and 16.8 million, respectively.

Note 5 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other expense section of our consolidated statements of operations.  Realized gain (loss) on the sale of marketable securities is determined using the specific-identification method. Net realized gain (loss) for the three and six months ended July 27, 2008 was ($0.1) million and $1.2 million, respectively.  Net realized gains for the three and six months ended July 29, 2007 were not significant. The unrealized gain (loss) as of July 27, 2008 and July 29, 2007 was ($0.5) million and $1.8 million, respectively.  Please refer to Note 16 of these Notes to the Condensed Consolidated Financial Statements for further details on our fair value measurements.

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

On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007.  On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions with respect to each of the questions to be tried.  The Bankruptcy Court concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision does not entirely dispose of the Trustee's action, however; still pending are the Trustee's claims for successor liability and intentional fraudulent conveyance.  On May 12, 2008, the Trustee filed a motion for leave to pursue an interlocutory appeal, but thereafter withdrew the motion.  NVIDIA has filed a motion for summary judgment on all causes of action in order to convert the Memorandum Decision After Trial to a final judgment.  That motion is scheduled to be heard on August 28, 2008.

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

On November 30, 2007, we completed our acquisition of Mental Images, Inc., or Mental Images, an industry leader in photorealistic rendering technology. Mental Images’ Mental Ray product is considered by many to be the most pervasive ray tracing renderer in the industry. The aggregate purchase price consisted of total consideration of approximately $88.3 million. The total consideration also includes approximately $7.8 million which reflects an initial investment we made in Mental Images in prior periods and $5.6 million primarily towards guaranteed payments subsequent to completion of our acquisition.

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

As of July 27, 2008, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the respective acquisition dates were as follows:
	Mental Images	Ageia
Fair Market Values	(In thousands)
Cash and cash equivalents	$988	$1,744
Marketable securities	-	28
Accounts receivable	1,462	911
Prepaid and other current assets	214	3,825
Property and equipment	1,212	166
In-process research and development	4,000	-
Goodwill	58,271	16,558
Intangible assets:
Existing technology	14,400	13,450
Customer relationships	6,500	170
Patents	5,000	-
Trademark	1,200	900
Total assets acquired	93,247	37,752
Current liabilities	(1,177)	(6,994)
Acquisition related costs	(1,208)	(1,038)
Long-term liabilities	(2,542)	-
Total liabilities assumed	(4,927)	(8,032)
Purchase price allocation	$88,320	$29,720

	Mental Images	Ageia
(Straight-line depreciation/amortization period)
Property and equipment	2 -5 years	1-2 years
Intangible assets:
Existing technology	4-5 years	4 years
Customer relationships	4-5 years	5 years
Patents	5 years	-
Trademark	5 years	5 years

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Goodwill

The carrying amount of goodwill is as follows:

	July 27, 2008	January 27, 2008
	(In thousands)
PortalPlayer	$104,473	$104,473
3dfx	75,326	75,326
Mental Images	58,271	63,086
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
Ageia	16,558	-
Other	16,984	16,984
Total goodwill	$365,800	$354,057

During the six months ended July 27, 2008, goodwill increased by $17.0 million due to our acquisition of Ageia on February 10, 2008.  This increase in goodwill was offset by a decrease of $4.8 million for Mental Images related to the reassessment of estimates made during the preliminary purchase price allocation.

Note 9 - Amortizable Intangible Assets

We are currently amortizing our intangible assets with definitive lives over periods ranging from one to seven years, primarily on a straight-line basis. The components of our amortizable intangible assets are as follows:

	July 27, 2008			January 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Technology licenses	$112,263	$(28,128)	$84,135	$94,970	$(32,630)	$62,340
Acquired intellectual property	75,880	(26,242)	49,638	77,900	(41,030)	36,870
Patents	17,183	(5,808)	11,375	35,348	(27,632)	7,716
Other	-	-	-	1,494	(1,494)	-
Total intangible assets	$205,326	$(60,178)	$145,148	$209,712	$(102,786)	$106,926

The increase in the net carrying amount of technology licenses as of July 27, 2008 when compared to January 27, 2008, is primarily related to approximately $26.7 million of net cash outflows under a confidential patent licensing arrangement entered into during fiscal year 2007, offset by amortization for the six months ended July 27, 2008. Additionally, the increase in the net carrying value of acquired intellectual property is primarily related to the intangible assets that resulted from our acquisition of Ageia during the first quarter of fiscal year 2009, offset by amortization for the six months ended July 27, 2008. Please refer to Note 7 of these Notes to Condensed Consolidated Financial Statements for further information. The decrease in the gross carrying amounts of the intangible assets as of July 27, 2008 when compared to January 27, 2008 is primarily due to the write-off of fully amortized intangible assets.

Amortization expense associated with intangible assets for the three and six months ended July 27, 2008 was $7.5 million and $15.0 million, respectively.  Amortization expense associated with intangible assets for the three and six months ended July 29, 2007 was $5.6 million and $12.6 million, respectively.  Future amortization expense related to the net carrying amount of intangible assets at July 27, 2008 is estimated to be $18.7 million for the remainder of fiscal year 2009, $28.5 million in fiscal 2010, $23.7 million in fiscal 2011, $22.0 million in fiscal 2012, $17.4 million in fiscal 2013, $13.3 million in fiscal 2014 and $21.5 million in fiscal years subsequent of fiscal 2014.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 27, 2008	January 27, 2008
Inventories:	(In thousands)
Raw materials	$27,549	$31,299
Work in-process	176,099	107,835
Finished goods	228,631	219,387
Total inventories	$432,279	$358,521

At July 27, 2008, we had outstanding inventory purchase obligations totaling approximately $615.6 million.

	July 27, 2008	January 27, 2008	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Test equipment	$225,546	$186,774	3
Land	208,908	38,442	(A)
Software and licenses	190,145	246,725	3 - 5
Computer equipment	138,588	137,642	3
Leasehold improvements	118,335	103,353	(B )
Office furniture and equipment	31,675	28,220	5
Building	29,199	4,104	25
Construction in process	9,990	8,258	(C )
	952,386	753,518
Accumulated depreciation and amortization	(352,908)	(393,710)
Total property and equipment, net	$599,478	$359,808

During the six months ended July 27, 2008, we wrote-off  $113.1 million of fully depreciated property and equipment, including $68.8 million of software and licenses.

(A) Land is a non-depreciable asset.
(B) Leasehold improvements are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

	July 27, 2008	January 27, 2008
Accrued Liabilities:	(In thousands)
Accrued customer programs (1)	$297,545	$271,869
Warranty accrual (2)	187,131	5,707
Accrued payroll and related expenses	91,276	122,284
Accrued costs related to purchase of property	37,948	-
Accrued legal settlement (3)	30,600	30,600
Deferred rent	12,273	11,982
Deferred revenue	10,823	5,856
Taxes payable	7,317	7,766
Other	21,211	18,998
Total accrued liabilities	$696,124	$475,062

(1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2) Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
(3) Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 27, 2008	January 27, 2008
Other Long-term Liabilities:	(In thousands)
Deferred income tax liability	$88,956	$86,900
Income taxes payable, long term	47,886	44,235
Asset retirement obligation	6,597	6,470
Other long-term liabilities	18,679	24,993
Total other long-term liabilities	$162,118	$162,598

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

Product Defect

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

During our fiscal quarter ended July 27, 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. While we have not been able to determine a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the MCP and GPU products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted MCP and GPU products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage. However, there can be no assurance that we will recover any such reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accrual for estimated product returns and product warranty liabilities

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. The estimated product returns and estimated product warranty liabilities for the three and six months ended July 27, 2008 and July 29, 2007 are as follows:

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
	(In thousands)
Balance at beginning of period	$25,100	$19,063	$24,432	$17,958
Additions (1),(4)	203,743	8,468	213,293	13,448
Deductions (2),(5)	(23,752)	(6,837)	(32,634)	(10,712)
Balance at end of period (3)	$205,091	$20,694	$205,091	$20,694

(1) Includes $7,173 and $16,039 for the three and six months ended July 27, 2008, respectively and $8,281 and $13,027 for the three and six months ended July 29, 2007, respectively, towards allowances for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(2) Includes $7,922 and $16,804 for the three and six months ended July 27, 2008, respectively and $6,837 and $10,712 for the three and six months ended July 29, 2007, respectively, written off against the allowance for sales returns.

(3) Includes $17,960 and $16,792 at July 27, 2008 and July 29, 2007, respectively, relating to allowance for sales returns.

(4) Includes $195,954 for the three and six months ended July 27, 2008 for incremental repair and replacement costs from a weak die/packaging material set.

(5) Includes $15,830 for the three and six months ended July 27, 2008 in deductions towards warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

  In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease, Carlyle Fortran Trust, or Carlyle. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease, CarrAmerica Realty Corporation. The landlords’ complaints both asserted claims for, among other things, interference with contract, successor liability and fraudulent transfer. The landlords’ sought to recover money damages, including amounts owed on their leases with 3dfx in the aggregate amount of approximately $15 million. In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In January 2003, the landlords’ actions were removed to the United States Bankruptcy Court for the Northern District of California and consolidated, for purposes of discovery, with a complaint filed against NVIDIA by the Trustee in the 3dfx bankruptcy case. Upon motion by NVIDIA in 2005, the District Court withdrew the reference to the Bankruptcy Court for the landlords’ actions, which were removed to the United States District Court for the Northern District of California. The Trustee’s lawsuit remained in the Bankruptcy Court.  On November 10, 2005, the District Court granted our motion to dismiss the landlords’ respective amended complaints and allowed the landlords until February 4, 2006 to amend their complaints. The landlords re-filed claims against NVIDIA in early February 2006, and NVIDIA again filed motions requesting the District Court to dismiss those claims. On September 29, 2006, the District Court dismissed the CarrAmerica action in its entirety and without leave to amend. The District Court found, among other things, that CarrAmerica lacked standing to bring the lawsuit and that standing rests exclusively with the bankruptcy Trustee. On October 27, 2006, CarrAmerica filed a notice of appeal from that order. On December 15, 2006, the District Court also dismissed the Carlyle action in its entirety, finding that Carlyle also lacked standing to pursue its claims, and that certain claims were substantively unmeritorious.  Carlyle filed a notice of appeal from that order on January 9, 2007.  Both landlords’ appeals are pending before the United States Court of Appeals for the Ninth Circuit, and briefing on both appeals has been consolidated. NVIDIA has filed motions to recover its litigation costs and attorneys fees against both Carlyle and CarrAmerica. The District Court has postponed consideration of those motions until after the appeals are resolved.  On July 17, 2008, the Ninth Circuit held oral argument on the landlords' appeals, and the matter now awaits that court's decision.

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

  On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007.  On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions with respect to each of the questions to be tried.  The Bankruptcy Court concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision does not entirely dispose of the Trustee's action, however; still pending are the Trustee's claims for successor liability and intentional fraudulent conveyance.  On May 12, 2008, the Trustee filed a motion for leave to pursue an interlocutory appeal, but thereafter withdrew the motion.  NVIDIA has filed a motion for summary judgment on all causes of action in order to convert the Memorandum Decision After Trial to a final judgment.  That motion is scheduled to be heard on August 28, 2008.

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

However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Holders’ Committee seeks a determination that the APA was not terminated before 3dfx filed for bankruptcy protection, that the 3dfx bankruptcy estate still holds some rights in the APA, and that the APA is capable of being assumed by the bankruptcy estate.  Because of the trial of the Trustee's fraudulent transfer claims against NVIDIA, the Equity Committee's lawsuit did not progress substantially in 2007.  On July 31, 2008, the Equity Holders' Committee filed a motion for summary judgment on its first three causes of action.  A hearing is scheduled on that motion for October 24, 2008.  The next status conference is scheduled for August 28, 2008.  In addition, the Equity Holders' Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment firm that has conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

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

On August 5, 2007, our Board authorized the formation of a Special Litigation Committee to investigate, evaluate, and make a determination as to how NVIDIA should proceed with respect to the claims and allegations asserted in the underlying derivative cases brought on behalf of NVIDIA. The Special Litigation Committee has made substantial progress in completing its work, but has not yet issued a report.

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

In the consolidated proceedings, two groups of plaintiffs (one putatively representing all direct purchasers of GPUs and the other putatively representing all indirect purchasers) filed consolidated, amended class-action complaints. These complaints purport to assert federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, ULC., or ATI, and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  Discovery is underway and Plaintiffs filed motions for class certification on April 24, 2008.  We filed oppositions to the motions on May 20, 2008.  On July 18, 2008, the Court ruled on Plaintiffs’ class certification motions.  The Court denied class certification for the proposed class of indirect purchasers.  The Court granted in part class certification for the direct purchasers but limited the direct purchaser class to individual purchasers that acquired graphics processing cards products directly from NVIDIA or ATI from their websites between December 4, 2002 and November 7, 2007.  The Court excluded from the direct purchaser class business entities that purchased graphics products from NVIDIA or ATI for resale.  The case will continue on behalf of the class of direct purchasers certified by the Court as well as for the several individual indirect purchasers suing on their own behalf.  The Court also instructed the parties to give written notice of the class certification order to all non-certified direct purchasers, who will then have thirty days from the notice to move to intervene in this action.  The Court's ruling on class certification is subject to interim appeal at the discretion of the United States Court of Appeals for the Ninth Circuit.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.

Rambus Corporation

On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  NVIDIA intends to pursue its offensive and defensive cases vigorously.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Stockholders’ Equity

Stock Repurchase Program

During fiscal year 2005, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal year 2008, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. On August 12, 2008, we announced that our Board further authorized an additional increase of $1.0 billion to the stock repurchase program. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

Through July 27, 2008, we had repurchased 68.0 million shares under our stock repurchase program for a total cost of $1.16 billion. During the three months ended July 27, 2008, we did not enter into any structured share repurchase transactions.

        Convertible Preferred Stock

As of July 27, 2008 and January 27, 2008, there were no shares of preferred stock outstanding.

Common Stock

At the Annual Meeting of Stockholders held on June 19, 2008, the stockholders approved an increase in our authorized number of shares of common stock to 2,000,000,000. The par value of common stock remains unchanged at $0.001 per share.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14 - Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
	(In thousands)
Net income (loss)	$(120,929)	$172,732	$55,876	$304,991
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(2,545)	320	(8,176)	241
Reclassification adjustments for net realized gains (losses) on available-for-sale securities included in net income (loss), net of tax	30	(18)	(824)	(90)
Total comprehensive income (loss)	$(123,444)	$173,034	$46,876	$305,142

Note 15 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

We report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the professional solutions business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our consumer products business, or CPB, which is comprised of our GoForce and APX mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

       In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $80.8 million and $62.9 million for second quarter of fiscal years 2009 and 2008, respectively, and total $156.9 million and $130.8 million for the first half of fiscal years 2009 and 2008, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA Corporation as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended July 27, 2008:
Revenue	$503,489	$179,653	$166,781	$34,625	$8,128	$892,676
Depreciation and amortization expense	$13,826	$5,241	$7,756	$4,600	$14,440	$45,863
Operating income (loss)	$(41,595)	$83,686	$(107,072)	$(6,359)	$(84,052)	$(155,392)
Three Months Ended July 29, 2007:
Revenue	$579,034	$127,321	$161,058	$62,182	$5,658	$935,253
Depreciation and amortization expense	$8,932	$1,960	$6,844	$5,004	$9,710	$32,450
Operating income (loss)	$167,828	$66,363	$12,401	$2,767	$(64,599)	$184,760
Six Months Ended July 27, 2008:
Revenue	$1,204,978	$383,080	$361,874	$77,090	$19,042	$2,046,064
Depreciation and amortization expense	$26,540	$9,866	$15,426	$9,518	$26,081	$87,431
Operating income (loss)	$127,452	$194,014	$(103,492)	$(10,209)	$(160,178)	$47,587
Six Months Ended July 29, 2007:
Revenue	$1,062,529	$268,194	$309,808	$129,408	$9,594	$1,779,533
Depreciation and amortization expense	$17,217	$4,147	$13,437	$11,099	$18,872	$64,772
Operating income (loss)	$292,245	$135,670	$20,240	$12,935	$(135,084)	$326,006

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
	(In thousands)
Revenue:
Taiwan	$272,078	$316,974	$663,706	$589,957
China	269,266	297,458	636,692	535,743
Other Asia Pacific	171,000	138,830	338,854	248,616
Europe	81,519	89,318	213,473	170,868
United States	77,464	72,524	171,295	174,390
Other Americas	21,349	20,149	22,044	59,959
Total revenue	$892,676	$935,253	$2,046,064	$1,779,533

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Revenue:
Customer A	13%	5%	11%	5%
Customer B	9%	12%	10%	11%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts receivable from significant customers, those representing approximately 10% or more of total trade accounts receivable for the respective periods, is summarized as follows:

	July 27, 2008	January 27, 2008
Accounts Receivable:
Customer A	11%	12%

Note 16 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. Our financial assets and liabilities are determined using market prices from both active markets, or Level 1, and less active markets, or Level 2. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from readily-available pricing sources for identical instruments in less active markets. All of our cash equivalents and marketable securities valuations are classified as Level 1 or Level 2 because we value those using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

As of July 27, 2008, we did not have any assets or liabilities without observable market values, or Level 3 assets, that would require a high level of judgment to determine fair value.

Financial assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 27, 2008	(Level 1)	(Level 2)
	(In thousands)
Asset-backed Securities (1)	$68,811	$-	$68,811
Commercial paper (2)	397,504	-	397,504
Corporate debt securities (3)	280,061	-	280,061
Debt securities issued by United States Treasury (1)	55,977	-	55,977
Other Debt securities issued by U.S. Government agencies (4)	434,899	-	434,899
Mortgage-backed securities issued by Government-sponsored entities (1)	124,120	-	124,120
Money market funds (5)	125,991	125,991	-
Equity securities (1)	1,358	-	1,358
Total assets	$1,488,721	$125,991	$1,362,730

(1)             Included in Marketable securities on the Condensed Consolidated Balance Sheet.
(2)             Includes $377,412 in Cash and cash equivalents and $20,092 in Marketable securities on the Condensed Consolidated Balance Sheet.
(3)             Includes $4,318 in Cash and cash equivalents and $275,743 in Marketable securities on the Condensed Consolidated Balance Sheet.
(4)             Includes $42,915 in Cash and cash equivalents and $391,984 in Marketable securities on the Condensed Consolidated Balance Sheet.
(5)             Included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

   When used in this Quarterly Report on Form 10-Q, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include, but are not limited to, statements as to: the features, benefits, capabilities, performance, impact and production of our products and technologies; product, manufacturing, design or software defects and the impact of such defects; defects in materials used to manufacture a product; causes of product defects; our reliance on third parties to manufacture, assemble and test our products; reliance on a limited number of customers and suppliers; new products or markets; design wins; our market position; our competition, sources of competition and our competitive position; our strategic relationships; average selling prices; seasonality; customer demand; growth; our international operations; our ability to attract and retain qualified personnel; our inventory; acquisitions and investments; stock options; the impact of stock-based compensation expense; our financial results; our tax positions; mix and sources of revenue; capital and operating expenditures; our cash;  liquidity; our investment portfolio and marketable securities; our exchange rate risk; our stock repurchase program; our internal control over financial reporting; our disclosure controls and procedures; recent accounting pronouncements; our intellectual property; compliance with environmental laws and regulations; ongoing and potential litigation; and the Department of Justice subpoena and investigation.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the risks discussed below as well as difficulties associated with: fluctuations in general economic conditions in the United States and worldwide; difficulties in entering new markets; slower than expected development of a new market; conducting international operations; slower than anticipated growth; forecasting customer demand; product, manufacturing, software and design defects; defects in product design or materials used to manufacture a product; supply constraints; the impact of competitive pricing pressures; unanticipated decreases in average selling prices; increased sales of lower margin products; international and political conditions; changes in international laws; fluctuations in the global credit market; fixed operating expenses; our inventory levels; fluctuations in investments and the securities market; changes in customers’ purchasing behaviors; the concentration of sales of our products to a limited number of customers; decreases in demand for our products; delays in the development of new products by us or our partners; delays in volume production of our products; developments in and expenses related to litigation or regulatory actions; our inability to realize the benefits of acquisitions; and the matters set forth under Part II, Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

NVIDIA, GeForce, SLI, Hybrid SLI, GoForce, Quadro, NVIDIA Quadro, NVIDIA nForce, Tesla, Tegra, CUDA, NVIDIA APX, PhysX, Ageia, Mental Images, and the NVIDIA logo are our trademarks and/or registered trademarks in the United States and other countries that are used in this document. We may also refer to trademarks of other corporations and organizations in this document.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2008 and Part II, “Item 1A. Risk Factors”, of our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

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

Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU, or mGPU products. Our CPB is comprised of our GoForce and APX mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, original design manufacturers, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

During the first half of fiscal year 2009, we launched several new GPUs in the GeForce family. The product launches included the GeForce 9600 GT, which provides more than double the performance of our previous GeForce 8600 GTS; the GeForce 9800 GX2, which provides a new dual GPU board featuring Quad SLI technology; and the GeForce 9800 GTX, which is a flexible GPU that supports both two-way and three-way Scalable Link Interface, or SLI, technology.  Additionally, we also launched the GeForce 8800 GT, which is the first after-market consumer graphics card for the Mac Pro and is sold directly by us.

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

During the second quarter of fiscal year 2009, we launched the GeForce GTX 280 and 260 GPUs.  These products represent the second-generation of our unified architecture. Based on a comparison between the GeForce GTX 280 and the GeForce 8800 Ultra in a variety of benchmarks and resolutions, the GeForce GTX 280 and 260 GPUs deliver 50 percent more gaming performance over our previous GeForce 8800 Ultra GPU. We also launched the GeForce 9800 GTX+, GeForce 9800 GT, and GeForce 9500 GT GPUs that provide support for our PhysX physics engine and CUDA parallel processing across a wide range of price segments.

Professional Solutions Business

During the first half of fiscal year 2009, we launched the Quadro FX 3600M Professional, which is among the highest performing notebook GPUs.

In the second quarter of fiscal year 2009, we launched the Tesla C1060 computing processor and the S1070 computing system, which is among the first teraflop processors and has a 1U system with up to four teraflops of performance.

MCP Business

During the first half of fiscal year 2009, we shipped Hybrid SLI DX10 mGPUs – the GeForce 8000 GPU series.  The GeForce 8000 GPU series includes GeForce Boost Hybrid SLI technology, which is designed to double performance when paired with a GeForce 8 series desktop GPU.  Additionally, we also launched the NVIDIA nForce 790i Ultra SLI MCP, which is one of the industry’s highly rated overclockable platform for Intel processors.

During the second quarter of fiscal year 2009, we launched the GeForce 9M series of notebook GPUs that enables improved performance in notebooks with Hybrid SLI technology and PhysX technology. We also launched SLI for Intel Broomfield CPU platforms.  When paired with the nForce 200 SLI MCP, Intel’s Bloomfield CPU and Tylersburg core logic chipset will deliver NVIDIA three-way SLI technology with up to a 2.8 times performance boost over traditional single graphics card platforms.

Consumer Products Business

During the first half of fiscal year 2009, we launched the NVIDIA APX 2500 application processor.  The APX 2500 is a computer-on-a-chip designed to meet the growing multimedia demands of today's mobile phone and entertainment user.  We believe that the mobile application processor is an area where we can add a significant amount of value and we also believe it represents a revenue growth opportunity.

During the second quarter of fiscal year 2009, we launched the Tegra 600 and 650 that represent a single-chip heterogeneous computer architecture designed for low-power mobile computing devices.

Product Defect

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

During our fiscal quarter ended July 27, 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. While we have not been able to determine a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the MCP and GPU products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted MCP and GPU products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage. However, there can be no assurance that we will recover any such reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

Dependence on PC Market

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. During the second quarter of fiscal year 2009, sales of our desktop GPU products decreased by approximately 25% compared to the second quarter of fiscal year 2008.  These decreases were primarily due to the Standalone Desktop GPU market segment decline as reported in the latest PC Graphics 2008 Report from Mercury Research.   Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

Seasonality

Our industry is largely focused on the consumer products market.  Due to seasonality in this market, we typically expect to see stronger revenue performance in the second half of the calendar year related to back-to-school and holiday seasons.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

We report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products; the PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and mGPU products; and our CPB, which is comprised of our GoForce and APX mobile brands and products that support handheld PMPs, PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

       In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $80.8 million and $62.9 million for second quarter of fiscal years 2009 and 2008, respectively, and total $156.9 million and $130.8 million for the first half of fiscal years 2009 and 2008, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	83.2	54.7	67.5	54.8
Gross profit	16.8	45.3	32.5	45.2
Operating expenses:
Research and development	23.9	16.9	21.1	17.8
Sales, general and administrative	10.4	8.7	9.1	9.1
Total operating expenses	34.3	25.6	30.2	26.9
Operating income (loss)	(17.5)	19.7	2.3	18.3
Interest and other income, net	1.0	1.7	0.9	1.6
Income (loss) before income tax expense (benefit)	(16.5)	21.4	3.2	19.9
Income tax expense (benefit)	(2.9)	3.0	0.5	2.8
Net income (loss)	(13.6)%	18.4%	2.7%	17.1%

Three and six months ended July 27, 2008 and July 29, 2007

Revenue

Revenue was $892.7 million for our second quarter of fiscal year 2009, compared to $935.3 million for our second quarter of fiscal year 2008, which represents a decrease of 5%.  Revenue was $2.05 billion for the first half of fiscal year 2009 and $1.78 billion for the first half of fiscal year 2008, which represented an increase of 15%.  We expect revenue to grow slightly during the third quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2009. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue decreased by 13% to $503.5 million in the second quarter of fiscal year 2009, compared to $579.0 million for the second quarter of fiscal year 2008. This decrease was primarily due to decreased sales of our desktop GPU and memory products offset by increased sales of our notebook GPU products.  Sales of our desktop GPU and memory products decreased by approximately 25% and 61%, respectively, compared to the second quarter of fiscal year 2008.  These decreases were primarily due to a decline in the Standalone Desktop market segment as reported in the latest PC Graphics 2008 Report from Mercury Research.  This decline was driven by negative macro-economic outlook and a shift in the mix of desktop GPU sales towards lower priced products. In addition, the average sales price, or ASP, of our GeForce 9-based products and our prior generation products declined and we experienced lower shipments of our prior generation products as we transitioned to our GeForce 9-based and GeForce 200-based products.  Sales of our NVIDIA notebook GPU products increased by approximately 43% compared to the second quarter of fiscal year 2008.  This notebook GPU revenue increase was primarily due to growth of the general market in the Standalone Notebook segment as reported in the latest PC Graphics 2008 Report from Mercury Research.  Our share position continued to hold in the Standalone Notebook segment primarily as a result of shipments of products used in notebook PC design wins related to Intel’s Santa Rosa platform.

GPU Business revenue increased by 13% to $1.20 billion for the first half of fiscal year 2009 compared to $1.06 billion for the first half of fiscal year 2008.  The increase was primarily the result of increased sales across desktop and notebook GPU categories.  Sales of our desktop GPU products increased approximately 7% and notebook GPU products increased by approximately 65% as compared to the first half of fiscal year 2008.  This increase was primarily due to share gains in the Standalone Desktop and the Standalone Notebook segments during the first half of fiscal year 2009 compared to fiscal year 2008 as reported in the latest PC Graphics 2008 Report from Mercury Research.  Our share gains in the Standalone Desktop segment were primarily driven by the leadership position of our GeForce 8-based and GeForce 9-based products during the first quarter of fiscal year 2009. Our share gains in the Standalone Notebook segment were primarily as a result of continued shipments of products used in notebook PC design wins related to Intel’s Santa Rosa platform.

PSB. PSB revenue increased by 41% to $179.7 million in the second quarter of fiscal year 2009, compared to $127.3 million for the second quarter of fiscal year 2008.  PSB revenue increased by 43% to $383.1 million for the first half of fiscal year 2009 as compared to $268.2 million for the first half of fiscal year 2008.  Our NVIDIA professional workstation product sales increased due to an overall increase in shipments of boards and chips as compared to the second quarter and first half of fiscal year 2008.  This increase was primarily driven by strong demand and our transition from the previous generations of NVIDIA Quadro professional workstation products to GeForce 8-based and GeForce 9-based products.

MCP Business. MCP Business revenue increased by 4% to $166.8 million in the second quarter of fiscal year 2009, compared to $161.1 million for the second quarter of fiscal year 2008.  The increase was a result of growth of approximately 300% in sales of our Intel-based platform products, offset by a decline of approximately 15% in sales of our AMD-based platform products as compared to the second quarter of fiscal year 2008.

MCP Business revenue increased by 17% to $361.9 million for the first half of fiscal year 2009 as compared to $309.8 million for first half of fiscal year 2008.  The increase was a result of approximately 140% increase in sales of our Intel-based platform products while sales of our AMD-based platform products remained flat as compared to the first half of fiscal year 2008.

CPB.  CPB revenue decreased by 44% to $34.6 million for the second quarter of fiscal year 2009, compared to $62.2 million for the second quarter of fiscal year 2008.  CPB revenue decreased by 40% to $77.1 million for the first half of fiscal year 2009 as compared to $129.4 million for the first half of fiscal year 2008. The decline in CPB revenue is primarily driven by a combination of a decrease in revenue from our cell phone products, a decrease in revenue from our contractual development arrangements with Sony Computer Entertainment, or SCE, and a drop in royalties from SCE as they transition the PlayStation3 to a new process node.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 89% and 90% of total revenue for the second quarter of fiscal years 2009 and 2008, respectively, and 91% and 87% for the first half of fiscal years 2009 and 2008, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

 In the second quarter of fiscal years 2009 and 2008, sales to one significant customer, in excess of 10% of our total revenue, accounted for approximately 13% and 12%, respectively, of our total revenue.  Aggregate sales to our two largest customers accounted for approximately 21% and approximately 16% of our total revenue for the first half of fiscal years 2009 and 2008, respectively.

Gross Profit and Gross Margin

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions, and shipping costs. Cost of revenue also includes development costs for license and service arrangements.

Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on a variety of factors including the mix of types of products sold. Product mix is often difficult to estimate with accuracy.  Therefore, if we experience product transition or competitive challenges, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.

Our gross margin was 16.8% and 45.3% for the second quarter of fiscal years 2009 and 2008, respectively.  The decline in gross margin for the second quarter of fiscal year 2009 reflects a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems, as well as the impact of average sales price regression we experienced in our desktop GPU products as a result of increased competition.

We will continue to focus on improving our gross margin during fiscal year 2009. A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business decreased during the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008, as well as during the first half of fiscal year 2008 as compared to the first half of fiscal year 2007.  This decrease was primarily due to ASP regression of our GeForce 9-based and previous generations of desktop products and a charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation GPU products used in notebook systems.

PSB. The gross margin of our PSB increased slightly during the second quarter of fiscal year 2009 as compared to the second quarter fiscal year 2008, as well as during the first half of fiscal year 2009 as compared to the first half of fiscal year 2008.  This increase was primarily due to increased sales of our GeForce 9-based NVIDIA Quadro products, which began selling in the fourth quarter of fiscal year 2008, and GeForce 8-based NVIDIA Quadro products, which generally have higher gross margins than our previous generations of NVIDIA Quadro products.

MCP Business. The gross margin of our MCP Business decreased during the second quarter of fiscal year 2009 as compared to the second quarter fiscal year 2008, as well as during the first half of fiscal year 2009 as compared to the first half of fiscal year 2008.  This decrease was primarily due a charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP products used in notebook systems.

CPB. The gross margin of our CPB increased during the second quarter of fiscal year 2009 as compared to the second quarter fiscal year 2008, as well as during the first half of fiscal year 2009 as compared to the first half of fiscal year 2008.  This increase was primarily due to changes in the product mix in our CPB product lines.  We experienced greater revenue decline in our lower margin cell phone and other handheld devices product lines as compared to higher margin SCE transactions.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 27, 2008	July 29, 2007	$ Change	% Change	July 27, 2008	July 29, 2007	$ Change	% Change
	(in millions)				(in millions)
Research and development expenses	$212.9	$158.0	$54.9	35%	$431.7	$316.3	$115.4	36%
Sales, general and administrative expenses	92.4	81.2	11.2	14%	185.5	161.8	23.7	15%
Total operating expenses	$305.3	$239.2	$66.1	28%	$617.2	$478.1	$139.1	29%
Research and development as a percentage of net revenue	23.9%	16.9%			21.1%	17.8%
Sales, general and administrative as a percentage of net revenue	10.4%	8.7%			9.1%	9.1%

Research and Development

Research and development expenses were $212.9 million and $158.0 million during the second quarter of fiscal years 2009 and 2008, respectively, an increase of $54.9 million, or 35%.  The increase is primarily related to an increase in salaries and benefits by approximately $20.8 million as a result of the addition of approximately 1,000 personnel in departments related to research and development functions, offset by lower expenses during the second quarter of fiscal year 2009 related to our variable compensation programs when compared to the second quarter of fiscal year 2008. Development expenses increased by $6.8 million primarily as a result of increased prototype materials and engineering consumption due to a higher volume of activity related to new product introductions in the current fiscal year.  Stock-based compensation expense increased by $7.8 million primarily because of the impact of stock awards granted subsequent to the first half of fiscal year 2008 for new hire and semi-annual grants, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009.  Other increases in research and development expenses are primarily related to costs that were driven by personnel growth, including depreciation and amortization, facilities, and computer software and equipment.

Research and development expenses were $431.7 million and $316.3 million in the first half of fiscal years 2009 and 2008, respectively, an increase of $115.4 million, or 36%.  The increase is primarily related to an increase in salaries and benefits by approximately $47.9 million as a result of the addition of approximately 1,000 personnel in departments related to research and development functions, offset by lower expenses during the first half of fiscal year 2009 related to our variable compensation programs when compared to the first half of fiscal year 2008. Development expenses increased by $14.9 million primarily as a result of increased prototype materials and engineering consumption due to a higher volume of activity related to new product introductions in the current fiscal year.  Stock-based compensation expense increased by $9.9 million primarily because of the impact of stock awards granted subsequent to the first half of fiscal year 2008 for new hire and semi-annual grants, offset by a reduction in expense related to older stock awards that became fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009.  Other increases in research and development expenses are primarily related to costs that were driven by personnel growth, including depreciation and amortization, facilities, and computer software and equipment.

While we will continue to monitor our allocation of resources to research and development, we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and greater number of products under development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Sales, General and Administrative

Sales, general and administrative expenses were $92.4 million and $81.2 million during the second quarter of fiscal years 2009 and 2008, respectively, an increase of $11.2 million, or 14%.  Labor and related expenses decreased despite marginal headcount growth of approximately 30 personnel, primarily due to lower expenses during the second quarter of fiscal year 2009 related to our variable compensation programs when compared to the second quarter of fiscal year 2008. Outside professional fees increased by $4.8 million primarily due to increased fees pertaining to licensing arrangements and legal expenses. Marketing and advertising expenses increased by $4.4 million, primarily due to increased advertising campaign related activities, trade shows and samples distributed in the current quarter. Depreciation and amortization expense increased by $4.6 million primarily due to amortization of intangible assets acquired from our acquisitions of Mental Images and Ageia; and from increased capital expenditures. Stock-based compensation expense increased by $2.5 million primarily due to stock awards granted subsequent to the first half of fiscal year 2008 for new hire and semi-annual grants, offset by a reduction in expense related to older stock awards that became fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009.

   Sales, general and administrative expenses were $185.5 million and $161.8 million for the first half of fiscal years 2009 and 2008, respectively, an increase of $23.7 million, or 15%.  Labor and related expenses increased marginally due to growth in headcount by approximately 70 personnel; however, the increase was offset by lower expenses during the first half of fiscal year 2009 related to our variable compensation programs when compared to the first half of fiscal year 2008. Stock-based compensation expense increased by $4.7 million primarily due to the impact of stock awards granted subsequent to the first half of fiscal year 2008 for new hire and semi-annual grants, offset by a reduction in expense related to older stock awards that became fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009. Outside professional fees increased by $9.2 million, primarily due to legal fees related to the 3dfx Interactive, Inc., or 3dfx, and Department of Justice matters described in Note 12 of the Notes to Condensed Consolidated Financial Statements. Marketing and advertising expenses increased by $7.4 million, primarily due to expenses related to a worldwide sales conference, increased advertising campaign costs and other marketing related activities.

We expect operating expenses to increase slightly in the third quarter of fiscal year 2009 compared to the second quarter of fiscal year 2009.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $12.1 million and $15.6 million in the second quarter of fiscal years 2009 and 2008, respectively, a decrease of $3.5 million.   Interest income was $26.4 million and $28.8 million for the first half of fiscal year 2009 and fiscal year 2008, respectively, a decrease of $2.4 million.  These decreases were primarily a result of the fall in interest rates and our relatively lower balances for cash, cash equivalents, and marketable securities during the first half of fiscal year 2009 when compared to the first half of fiscal year 2008.

Income Taxes

We recognized income tax expense (benefit) of ($25.7) million and $28.1 million for the second quarter of fiscal year 2009 and 2008, respectively, and $10.5 million and $49.6 million for the first half of fiscal year 2009 and 2008, respectively. Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was (17.5%) and 14.0% for the second quarter of fiscal year 2009 and 2008, respectively, and 15.9% and 14.0% for the first half of fiscal year 2009 and 2008, respectively.  Our effective tax rate is lower than the United States Federal Statutory rate of 35.0% due primarily to income earned in lower tax jurisdictions and U.S. tax benefit of the federal research tax credits available in the respective periods.

Our effective tax rates for the first half of fiscal year 2009 increased to 15.9% from 14.0% during the first half of fiscal year 2008 primarily due to the expiration of the federal research tax credit in fiscal year 2009.  In addition, during the second quarter of fiscal year 2009, we increased our estimate of the annual effective tax rate for fiscal year 2009 from 17.0% to 22.8%.  The increase in our effective income tax rate was a result of the impact of non-deductible tax items to our annual effective tax rate caused by the change in our outlook for the financial results of fiscal year 2009.  This increase in our estimated annual effective tax rate was offset in the second quarter of fiscal year 2009, primarily by a favorable impact from the expiration of statues of limitations in certain non-U.S jurisdictions, resulting in an effective tax rate for the first half of fiscal year 2009 of 15.9%.

Liquidity and Capital Resources

	As of July 27, 2008	As of January 27, 2008
	(In millions)
Cash and cash equivalents	$719.1	$727.0
Marketable securities	938.1	1,082.5
Cash, cash equivalents, and marketable securities	$1,657.2	$1,809.5

	Six Months Ended
	July 27,	July 29,
	2008	2007
	(In millions)
Net cash provided by operating activities	$226.2	$616.9
Net cash used in investing activities	$(150.1)	$(128.2)
Net cash used in financing activities	$(83.9)	$(118.3)

As of July 27, 2008, we had $1.66 billion in cash, cash equivalents and marketable securities, a decrease of $152.2 million from $1.81 billion at the end of fiscal year 2008.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities generated cash of $226.2 million and $616.9 million during the first half of fiscal years 2009 and 2008, respectively. Our net income (loss) plus the impact of non-cash charges to earnings and deferred income taxes decreased during the comparable periods.  Additionally, changes in operating assets and liabilities resulted in a net decrease in cash flow from operations.  The changes in operating assets and liabilities resulted from the timing of payments to vendors and an increase in inventories.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisitions of businesses and purchases of property and equipment, which includes purchases of property, leasehold improvements for our facilities and intangible assets. Investing activities used cash of $150.1 million and $128.2 million during the first half of fiscal years 2009 and 2008, respectively.  Investing activities for the first half of fiscal year 2009 used cash of approximately $150.0 million for a property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California.  Capital expenditures also included new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our campus and international offices.  Additionally, we acquired Ageia during the first quarter of fiscal year 2009.  The cash inflow from maturities of marketable securities provided cash of $131.8 million, which partially offset the expenditures described above.

We expect to spend approximately $100 million to $150 million for capital expenditures that are typical to our business during the remainder of fiscal year 2009, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  We are also currently in the process of planning to construct a new campus in Santa Clara, California. If we move forward with these plans, we may be required to fund significant construction costs using our cash, cash equivalents and marketable securities. While we expect that we will have sufficient balances of cash, cash equivalents and marketable securities available for this purpose, there is no assurance that we will not need to raise additional debt financing in order to fund this project. Such additional financing, if required, may not be available on favorable terms, or at all.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities used cash of $83.9 million and $118.3 million during the first half of fiscal years 2009 and 2008, respectively.  Net cash used by financing activities in the first half of fiscal year 2009 was primarily due to $123.9 million paid towards our stock repurchase program, offset by cash proceeds of $40.0 million from common stock issued under our employee stock plans. During the first half of fiscal year 2008, we used $249.4 million towards our stock repurchase program, while we received cash proceeds of $131.1 million from common stock issued under our employee stock plans.

Liquidity

Cash generated by operations is used as our primary source of liquidity.  Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of July 27, 2008, we did not have any investments in auction-rate preferred securities. These investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

At July 27, 2008 and January 27, 2008, we had $1.66 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 27, 2008, we were in compliance with our investment policy.  As of July 27, 2008, our investments in the financial sector and government agencies accounted for approximately 36% and 30%, respectively, of our total investment portfolio.  Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.  As of July 27, 2008, $892.6 million of our portfolio had a maturity of less than a year, and a substantial majority of our remaining investments have remaining maturities of three years or less.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues since the third and fourth quarter of calendar 2007, leading to liquidity disruption in the market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results.

    Stock Repurchase Program

During fiscal year 2005, we announced that our Board of Directors, or the Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal year 2008, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. On August 12, 2008, we announced that our Board further authorized an additional increase of $1.0 billion to the stock repurchase program. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Exchange Act Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

During the first half of fiscal year 2009, we entered into a structured share repurchase transaction to repurchase 6.3 million shares for $123.9 million which we recorded on the trade date of the transaction.  Through July 27, 2008, we had repurchased 68.0 million shares under our stock repurchase program for a total cost of $1.16 billion.  During the third quarter of fiscal year 2009, we expect to use cash in connection with the repurchase of shares under our stock repurchase program.

Common Stock

At the Annual Meeting of Stockholders held on June 19, 2008, the stockholders approved an increase in our authorized number of shares of common stock to 2,000,000,000. The par value of common stock remains unchanged at $0.001 per share.

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

In addition, we may continue to use cash in connection with the acquisition of new businesses or assets and capital expenditures related to our property purchases or property development activities. We are currently in the process of planning to construct a new campus in Santa Clara, California. If we move forward with these plans, we may be required to fund significant construction costs using our cash, cash equivalents and marketable securities. While we expect that we will have sufficient balances of cash, cash equivalents and marketable securities available for this purpose, there is no assurance that we will not need to raise additional debt financing in order to fund this project. Such additional financing may not be available on favorable terms, or at all.

 For additional factors that could impact our liquidity, please refer to “Item 1A. Risk Factors - Risks Related to Our Business and Products” - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.”

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

On December 21, 2005, the Bankruptcy Court determined that it would schedule trial of one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA exercised its right to terminate the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? At the conclusion of the evidence, the Bankruptcy Court asked the parties to submit post-trial briefing. That briefing was completed on May 25, 2007.  On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions with respect to each of the questions to be tried.  The Bankruptcy Court concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision does not entirely dispose of the Trustee's action, however; still pending are the Trustee's claims for successor liability and intentional fraudulent conveyance.  On May 12, 2008, the Trustee filed a motion for leave to pursue an interlocutory appeal, but thereafter withdrew the motion.  NVIDIA has filed a motion for summary judgment on all causes of action in order to convert the Memorandum Decision After Trial to a final judgment.  That motion is scheduled to be heard on August 28, 2008.

   Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

Product Defect

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

During our fiscal quarter ended July 27, 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. While we have not been able to determine a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the MCP and GPU products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted MCP and GPU products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage. However, there can be no assurance that we will recover any such reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

Contractual Obligations

At July 27, 2008, we had outstanding inventory purchase obligations and capital purchase obligations totaling approximately $615.6 million and $46.0 million, respectively. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 27, 2008. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

    Off-Balance Sheet Arrangements

As of July 27, 2008, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

Additionally, in February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, or FSP No. 157-2, Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements.  FSP No. 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not believe the adoption of FSP No. 157-2 will have a material impact on our consolidated financial position, results of operations and cash flows.

On January 28, 2008, we adopted Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Under SFAS No. 159, we did not elect the fair value option for any of our assets and liabilities. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  We are required to adopt the provisions of SFAS No. 141(R) beginning with our fiscal quarter ending April 26, 2009.  The adoption of SFAS No. 141(R) is expected to change our accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

At July 27, 2008 and January 27, 2008, we had $1.66 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of July 27, 2008, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

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

As of July 27, 2008, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $4.6 million.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues since the third and fourth quarter of calendar 2007, leading to liquidity disruption in the market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results.  Our investments in the financial sector and government agencies accounted for approximately 36% and 30%, respectively, of our total investment portfolio. If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $20-$49 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.  During the second quarter of fiscal years 2009 and 2008, the aggregate exchange loss included in determining net income (loss) was $0.9 million and $0.1 million, respectively. During the first half of fiscal years 2009 and 2008, the aggregate exchange loss included in determining net income was $5.1 million and $0.7 million, respectively.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at July 27, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 27, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended July 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of risk factors associated with our business previously disclosed in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2008.

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

We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, may provide better performance or additional features not provided by our products, or from companies that provide or intend to provide competing product solutions.  Any of these sources of competition could harm our business. For example, we were the largest supplier of AMD 64 chipsets with 60% segment share in the second quarter of calendar year 2008, as reported in the 2008 Second Quarter PC Processor and Chipset report from Mercury Research. Decline in demand for our chipsets in the AMD segment for any reason including competition from existing competitors or new market entrants could materially impact our financial results.

Some of our competitors may have or be able to obtain greater marketing, financial, distribution and manufacturing resources than we do and may be better able to adapt to customer or technological changes. Currently, Intel Corporation, or Intel, which has greater resources than we do, is working on a multi-core architecture code-named Larrabee, which is reported to combine the graphics processing capabilities of a graphics processing unit, or GPU, with an x86 architecture and is expected to compete with our products in various markets.  Intel is targeting the gaming market as well as other industries that demand high-performance graphics and computing with Larrabee, both of which are important markets for us. In order to compete, we may have to invest substantial amounts in research and development without assurance that our products will be superior to those of our competitors or that our products will achieve market acceptance.

Our current competitors include the following:

•
suppliers of discrete media and communication processors, or MCPs, that incorporate a combination of networking, audio, communications and input/output functionality as part of their existing solutions, such as Advanced Micro Devices, Inc., or AMD, Broadcom Corporation, or Broadcom, Silicon Integrated Systems Corporation, or SIS, and Intel;

•	suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., SIS and VIA Technologies, Inc.;
•
suppliers of GPUs or GPU intellectual property for handheld and digital consumer electronics devices that incorporate advanced graphics functionality as part of their existing solutions, such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd., or Marvell, NEC Corporation, Qualcomm Incorporated, or Qualcomm, Renesas Technology, Seiko-Epson, Texas Instruments Incorporated, or Texas Instruments, and Toshiba America, Inc.; and

•
suppliers of application processors for handheld and digital consumer electronics devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments, Qualcomm, Marvell, Freescale Semiconductor Inc., Samsung and ST Microelectronics.

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

We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility.  Instead, industry-leading foundries manufacture our semiconductor wafers using their state-of-the-art fabrication equipment and techniques. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any minimum quantity of product at any time or at any set price, except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation.

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

We use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we continuously evaluate the benefits of migrating our products to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive.  Our current product families are manufactured using 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer, 65 nanometer and 55 nanometer process technologies.   Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development, which could negatively impact our operating expenses and gross margin.

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our new products to smaller geometry processes. Moreover, we are dependent on our third-party manufacturers to invest sufficient funds in new manufacturing techniques in order to have ample capacity for all of their customers and to develop the techniques in a timely manner. Our product cycles may also depend on our third-party manufacturers migrating to smaller geometry processes successfully and in time for us to meet our customer demands.  Some of our competitors own their manufacturing facilities and may be able to move to a new state of the art manufacturing process more quickly or more successfully than our manufacturing partners.  For example, Intel has released a 45 nanometer chip for desktop computers which it is manufacturing in its foundries.  If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted.  If we are forced to use larger geometric processes in manufacturing a product than our competition, our gross margin may be reduced.  The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

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

We have a limited number of customers and our sales are highly concentrated.  Sales to a significant customer with revenue in excess of 10% of our total revenue, represented approximately 13% and 12% of our total revenue during the second quarter of fiscal years 2009 and 2008, respectively.  Aggregate sales to our two largest customers accounted for approximately 21% and 16% of our total revenue for the first half of fiscal years 2009 and 2008, respectively.  Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of original equipment manufacturers, or OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading personal computer, or PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, original design manufacturers, or ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, they were to significantly reduce the number of products they order from us, or we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  One customer accounted for approximately 11% and 12% of our accounts receivable balance at July 27, 2008 and January 27, 2008, respectively.

Difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Risks Related to Our Business and Products

If our products contain significant defects our financial results could be negatively impacted, our reputation could be damaged and we could lose market share.

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

During our fiscal quarter ended July 27, 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. While we have not been able to determine a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the MCP and GPU products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted MCP and GPU products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to engage in  discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We  also continue to seek to access our insurance coverage. However, there can be no assurance that we will recover any such reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

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

Because we order products or materials in advance of anticipated customer demand, our ability to reduce our inventory purchase commitments quickly in response to lower than expected demand is limited.

We manufacture our products based on forecasts of customer demand in order to have shorter shipment lead times for our customers.  As a result, we may build inventories for anticipated periods of growth which do not occur or may build inventory anticipating demand for a product that does not materialize.  Any inability to sell products to which we have devoted resources could harm our business. In addition, cancellation or deferral of customer purchase orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. Additionally, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs if growth slows or does not materialize, or if we incorrectly forecast product demand, which could negatively impact our financial results.

Our business results could be adversely affected if the identification and development of new products or entry into or development of a new market is delayed or unsuccessful.

In order to maintain or improve our financial results, we will need to continue to identify and develop new products as well as identify and enter new markets.  As our GPUs and other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, average selling prices and gross margins for our GPUs and other processors could decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices, our gross margin and our financial results. We believe the success of our new product introductions will depend on many factors outlined elsewhere in these risk factors as well as the following:

•	market demand for new products and enhancements to existing products;
•	timely completion and introduction of new product designs and new opportunities for existing products;
•	seamless transitions from an older product to a new product;
•	differentiation of our new products from those of our competitors;
•	delays in volume shipments of our products;
•	market acceptance of our products instead of our customers' products; and
•	availability of adequate quantity and configurations of various types of memory products.

In the past, we have experienced delays in the development and adoption of new products and have been unable to successfully manage product transitions from older to newer products resulting in obsolete inventory.

To be successful, we must also enter new markets or develop new uses for our future or existing products. We cannot accurately predict if our current or existing products or technologies will be successful in the new opportunities or markets that we identify for them or that we will compete successfully in any new markets we may enter. For example, we have developed products and other technology in order for certain general-purpose computing operations to be performed on a GPU rather than a CPU.  This general purpose computing, which is often referred to as GP computing, was a new use for the GPU which had been entirely used for graphics rendering.  During our fiscal year 2008 we introduced our NVIDIA Tesla family of products, which was our entry into the high-performance computing industry, a new market for us.  We also offer our CUDA software development solution, which is a C language programming environment for GPUs, that allows parallel computing on the GPU by using standard C language to create programs that process large quantities of data in parallel.  Some of our competitors, including Intel, are now developing their own solutions for the discrete graphics and computing markets. Our failure to successfully develop, introduce or achieve market acceptance for new GPUs, other products or other technologies or to enter into new markets or identify new uses for existing or future products, could result in rapidly declining average selling prices, reduced demand for our products or loss of market share any of which could cause our revenue, gross margin and overall financial results to suffer.

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

Our ability to achieve design wins also depends in part on our ability to identify and be compliant with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers like AMD, Intel and Microsoft Corporation, or Microsoft.  If our products are not in compliance with prevailing industry standards, we may not be designed into our customers’ product designs.  However, to be compliant with changes to industry standards, we may have to invest significant time and resources to redesign our products which could negatively impact our gross margin or operating results. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and had 3,876 and 2,865 full-time employees engaged in research and development as of July 27, 2008 and July 29, 2007, respectively.  Research and development expenditures were $212.9 and $158.0 million for the second quarter of fiscal years 2009 and 2008, respectively and $431.7 million and $316.3 million for the first half of fiscal years 2009 and 2008, respectively.  Research and development expenses included non-cash stock-based compensation expense of $24.2 million and $16.4 million for the second quarter of fiscal years 2009 and 2008, respectively and $48.8 million and $38.8 million for the first half of fiscal years 2009 and 2008, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

Because our gross margin for any period depends on a number of factors, our failure to forecast changes in any of these factors could adversely affect our gross margin.

We are focused on improving our gross margin. Our gross margin for any period depends on a number of factors, including:

•	the mix of our products sold;
•	average selling prices;
•	introduction of new products;
•	product transitions;
•	sales discounts;
•	unexpected pricing actions by our competitors;
•	the cost of product components; and
•	the yield of wafers produced by the foundries that manufacture our products.

During the second quarter of fiscal year 2009, our gross margin declined significantly to 16.8% as compared to 45.3% during the second quarter of fiscal year 2008 and 44.6% during the first quarter of fiscal year 2009. The decline in gross margin for the second quarter of fiscal year 2009 reflects a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems, as well as the impact of average sales price regression we experienced in our desktop GPU products as a result of increased competition. If we do not correctly forecast the impact of any of the relevant factors on our business, there may not be any actions we can take or we may not be able to take any possible actions in time to counteract any negative impact on our gross margin. In addition, if we are unable to meet our gross margin target for any period or the target set by analysts, the trading price of our common stock may decline.

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

 We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
•	difficulty in operating in a new or multiple new locations;
•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;
•	difficulty in realizing the potential financial or strategic benefits of the transaction;
•	difficulty in maintaining uniform standards, controls, procedures and policies;
•	disruption of or delays in ongoing research and development efforts;
•	diversion of capital and other resources;
•	assumption of liabilities;
•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and
•	impairment of relationships with employees and customers, or the loss of any of our key employees or customers of our target’s key employees or customers, as a result of our acquisition or investment.

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

Our future success and ability to compete is substantially dependent on our ability to identify, hire, train and retain highly qualified key personnel.  The market for key employees in the semiconductor industry can be competitive.  None of our key employees is bound by an employment agreement, meaning our relationships with all of our key employees are at will.  For instance, Marvin D. Burkett, Chief Financial Officer, or CFO, informed us on March 21, 2008 of his intention to retire.  Mr. Burkett is expected to remain as CFO while a search is conducted to find his replacement, and he may continue in some capacity with us thereafter. We are in the process of recruiting a new CFO.  The loss of the services of Mr. Burkett or any of our other key employees without an adequate replacement or our inability to hire new employees as needed could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.

Our operating expenses are relatively fixed and we may not be able to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 34% and 26% of our total revenue for the second quarter of fiscal years 2009 and 2008, respectively and 30% and 27% for the first half of fiscal years 2009 and 2008, respectively.  Operating expenses included stock-based compensation expense of $37.0 million and $26.8 million for the second quarter of fiscal years 2009 and 2008, respectively and $76.0 million and $61.4 million for the first half of fiscal years 2009 and 2008, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter as was in the case of the second quarter of fiscal year 2009. Further, some of our operating expenses, like non-cash stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

Expensing employee equity compensation materially and adversely affects our reported operating results and could also adversely affect our competitive position.

Since inception, we have used equity through our stock option plans and our employee stock purchase program as a fundamental component of our compensation packages. We believe that these programs directly motivate our employees and, through the use of vesting, encourage our employees to remain with us. As a result of adjustments arising from our restatement related to stock option grant dates, our operating results for fiscal years prior to fiscal year 2007 contain recorded amounts of non-cash stock-based compensation expense. For our fiscal years 2000 through 2006, this non-cash stock-based compensation expense was calculated using primarily the intrinsic value-based method under Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees and related interpretations.

In December 2004, the FASB issued SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards.  Stock-based compensation expense resulting from our compliance with SFAS No. 123(R), included $40.4 million and $29.5 million for the second quarter of fiscal years 2009 and 2008, respectively and  $82.5 and $66.9 million for the first half of fiscal years 2009 and 2008, respectively, which negatively impacted our operating results.  We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

 At July 27, 2008 and January 27, 2008, we had $1.66 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities.  We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. As of July 27, 2008, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues since the third and fourth quarter of calendar 2007, leading to liquidity disruption in the market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results. As of July 27, 2008, our investments in the financial sector and government agencies accounted for approximately 36% and 30%, respectively, of our total investment portfolio. If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $20-$49 million.

We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States.  We generated 89% and 90% of our revenue for the second quarter of fiscal years 2009 and 2008, respectively, and 91% and 87% of our revenue for the first half of fiscal years 2009 and 2008, respectively, from sales to customers outside the United States and other Americas. As of July 27, 2008, we had offices in thirteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, PMPs, PDAs, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised approximately 75% and 79% of our revenue for the second quarter of fiscal years 2009 and 2008, respectively, and 77% of our revenue during the first half of fiscal years 2009 and 2008, respectively.  As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, PMP, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, OEMs, ODMs, add-in-card and motherboard manufacturers, system builders and consumer electronics companies, do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline and the markets for our products could shrink. Decreased sales of our products for these markets could negatively impact our revenue and our financial results.

We are dependent on the PC market and its rate of growth in the future may have a negative impact on our business.

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. During the second quarter of fiscal year 2009, sales of our desktop GPU products decreased by approximately 25% compared to the second quarter of fiscal year 2008.  These decreases were primarily due to the Standalone Desktop GPU market segment decline as reported in the latest PC Graphics 2008 Report from Mercury Research.   Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

Our business is cyclical in nature and an industry downturn could harm our financial results.

Our business is directly affected by market conditions in the highly cyclical semiconductor industry, including alternating periods of overcapacity and capacity constraints, variations in manufacturing costs and yields, significant expenditures for capital equipment and product development, and rapid technological change. If we are unable to respond to changes in our industry, which can be unpredictable and rapid, in an efficient and timely manner, our operating results could suffer. In particular, from time to time, the semiconductor industry has experienced significant and sometimes prolonged downturns characterized by diminished product demand, increased inventory levels and accelerated erosion of average selling prices. If we cannot take appropriate actions such as reducing our manufacturing or operating expenses to sufficiently offset declines in demand, increased inventories, or decreased selling prices during a downturn, our revenue and operating results will suffer.

Risks Related to Regulatory, Legal and Other Matters

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

In the consolidated proceedings, two groups of plaintiffs (one putatively representing all direct purchasers of GPUs and the other putatively representing all indirect purchasers) filed consolidated, amended class-action complaints. These complaints purport to assert federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, ULC., , or ATI, and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

Plaintiffs filed their first consolidated complaints on June 14, 2007.  On July 16, 2007, we moved to dismiss those complaints.  The motions to dismiss were heard by Judge Alsup on September 20, 2007.  The Court subsequently granted and denied the motions in part, and gave the plaintiffs leave to move to amend the complaints.  On November 7, 2007, the Court granted plaintiffs’ motion to file amended complaints, ordered defendants to answer the complaints, lifted a previously entered stay on discovery, and set a trial date for January 12, 2009.  Discovery is underway and Plaintiffs filed motions for class certification on April 24, 2008.  We filed oppositions to the motions on May 20, 2008.  On July 18, 2008, the Court ruled on Plaintiffs’ class certification motions.  The Court denied class certification for the proposed class of indirect purchasers.  The Court granted in part class certification for the direct purchasers but limited the direct purchaser class to individual purchasers that acquired graphics processing cards products directly from NVIDIA or ATI from their websites between December 4, 2002 and November 7, 2007.  The Court excluded from the direct purchaser class business entities that purchased graphics products from NVIDIA or ATI for resale.  The case will continue on behalf of the class of direct purchasers certified by the Court as well as for the several individual indirect purchasers suing on their own behalf.  The Court also instructed the parties to give written notice of the class certification order to all non-certified direct purchasers, who will then have thirty days from the date of the notice to move to intervene in this action.  The Court's ruling on class certification is subject to interim appeal at the discretion of the United States Court of Appeals for the Ninth Circuit.  While we believe the allegations in the complaints are without merit and intend to vigorously defend the cases, the costs of defense and any damages resulting from a ruling against us or a settlement of the litigation could adversely affect our business.

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

An unfavorable ruling in any intellectual property related litigation could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

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

We are a party to litigation, including patent litigation, which, if determined adversely to us, could adversely affect our cash flow and financial results.

We are a party to litigation as both a defendant and as a plaintiff.  There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully asserted against us may cause us to pay substantial damages, including punitive damages, and other related fees. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

        We are subject to the risks of owning real property.

In the first half of fiscal year 2009, we used approximately $150.0 million of our cash to purchase real property in Santa Clara, California that includes approximately 25 acres of land and ten commercial buildings.  We also own real property in China and India.  We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;
•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;
•	increased cash commitments for the possible construction of a campus;
•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;
•	increased operating expenses for the buildings or the property or both;
•	possible disputes with third parties, such as neighboring owners or others, related to the buildings or the property or both; and
•
the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and or other natural disasters.

        We may need to raise additional capital to fund the construction of our new campus, which may not be available on favorable terms, or at all.

Currently, we are in the process of planning to construct a new campus in Santa Clara, California.  If we move forward with our plans, we will spend a significant amount for materials and related construction costs. If we are unable to control our construction related expenses or costs or such costs are higher than we anticipate, we may not have sufficient balances of cash, cash equivalents and marketable securities to fund our operations.  As a result, we may need to raise additional financing.  Such additional financing may not be available on favorable terms, or at all.  Use of our available funds may also prevent us from making other necessary investments in our business such as in research and development of new products.

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

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States.  These principles are constantly subject to review and interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Issuer Purchases of Equity Securities

 During fiscal year 2005, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal year 2008, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. On August 12, 2008, we announced that our Board further authorized an additional increase of $1.0 billion to the stock repurchase program. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010.

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

     Through July 27, 2008, we had repurchased 68.0 million shares under our stock repurchase program for a total cost of $1.16 billion.  During the three months ended July 27, 2008, we did not enter into any structured share repurchase transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on June 19, 2008 the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of management’s solicitation.

1.	The election of three (3) directors to serve for a three-year term until the 2011 Annual Meeting of Stockholders. The results of the voting were as follows:

a.	Steven Chu
	Number of shares For	487,245,948
	Number of shares Against	4,972,489
	Number of shares Abstain	4,012,543

b.	Harvey C. Jones
	Number of shares For	479,745,136
	Number of shares Against	12,460,467
	Number of shares Abstain	4,025,376

c.	William J. Miller
	Number of shares For	474,938,642
	Number of shares Against	17,017,103
	Number of shares Abstain	4,275,235

         The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Tench Coxe, James C. Gaither, Jen-Hsun Huang, Mark L. Perry and A. Brooke Seawell.

2.	The approval of the amendment to the NVIDIA Corporation Amended and Restated Certificate of Incorporation. The results of the voting were as follows:

Number of shares voted For	402,773,505
Number of shares voted Against	89,092,095
Number of shares Abstaining	4,365,380
Number of Broker Non-Votes	0

3.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered accounting firm for our fiscal year ending January 25, 2009. The results of the voting were as follows:

Number of shares voted For	488,656,413
Number of shares voted Against	3,637,439
Number of shares Abstaining	3,937,128
Number of Broker Non-Votes	0

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

3.1	*	Certificate of Amendment of Amended and Restated Certificate of Incorporation

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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

Date: August 21, 2008
NVIDIA Corporation
By:	/s/ MARVIN D. BURKETT
Marvin D. Burkett
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

3.1	*	Certificate of Amendment of Amended and Restated Certificate of Incorporation

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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