Form 10-Q
period 2008-12-01
NVIDIA CORP
filed 2008-12-02
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2008

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

       The number of shares of registrant's common stock, $0.001 par value, outstanding as of November 25, 2008 was 537,063,084.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 26, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007

Revenue	$897,655	$1,115,597	$2,943,719	$2,895,130
Cost of revenue	529,812	600,044	1,911,116	1,575,447
Gross profit	367,843	515,553	1,032,603	1,319,683
Operating expenses
Research and development	212,360	179,529	644,100	495,802
Sales, general and administrative	90,349	88,183	275,782	250,034
Restructuring charges	8,338	-	8,338	-
Total operating expenses	311,047	267,712	928,220	745,836
Income from operations	56,796	247,841	104,383	573,847
Interest income	9,447	17,416	35,851	46,250
Other income (expense), net	(5,240)	1,542	(12,813)	1,342
Income before income tax expense	61,003	266,799	127,421	621,439
Income tax expense (benefit)	(745)	31,138	9,797	80,787
Net income	$61,748	$235,661	$117,624	$540,652

Basic net income per share	$0.11	$0.42	$0.21	$0.99
Weighted average shares used in basic per share computation	543,807	554,966	551,623	547,796

Diluted net income per share	$0.11	$0.38	$0.20	$0.89
Weighted average shares used in diluted per share computation	564,536	612,985	590,490	605,733

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 26, 2008	January 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$461,253	$726,969
Marketable securities	843,635	1,082,509
Accounts receivable, net	607,834	666,494
Inventories	523,988	358,521
Prepaid expenses and other	43,389	54,336
Total current assets	2,480,099	2,888,829
Property and equipment, net	609,674	359,808
Goodwill	366,286	354,057
Intangible assets, net	155,646	106,926
Deposits and other assets	37,193	38,051
Total assets	$3,648,898	$3,747,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$387,252	$492,099
Accrued liabilities	617,213	475,062
Total current liabilities	1,004,465	967,161
Other long-term liabilities	157,358	162,598
Commitments and contingencies - see Note 13
Stockholders’ equity:
Preferred stock	-	-
Common stock	629	619
Additional paid-in capital	1,841,850	1,654,681
Treasury stock, at cost	(1,463,268)	(1,039,632)
Accumulated other comprehensive income (loss)	(3,970)	8,034
Retained earnings	2,111,834	1,994,210
Total stockholders' equity	2,487,075	2,617,912
Total liabilities and stockholders' equity	$3,648,898	$3,747,671

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	October 26, 2008	October 28, 2007
Cash flows from operating activities:
Net income	$117,624	$540,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,968	96,256
Stock-based compensation expense related to employees	120,873	98,868
Payments under patent licensing arrangement	(21,502)	(49,634)
Impairment charge on investments	9,891	-
Deferred income taxes	1,568	67,279
Other	1,899	618
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	59,276	(32,943)
Inventories	(165,154)	48,590
Prepaid expenses and other current assets	11,205	(4,327)
Deposits and other assets	(2,030)	3,193
Accounts payable	(114,292)	175,096
Accrued liabilities and other long-term liabilities	112,879	74,077
Net cash provided by operating activities	269,205	1,017,725
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,131,147	521,712
Purchases of marketable securities	(917,987)	(739,706)
Purchases of property and equipment and intangible assets	(364,695)	(117,406)
Acquisition of businesses, net of cash and cash equivalents	(27,948)	-
Other	1,468	-
Net cash used in investing activities	(178,015)	(335,400)
Cash flows from financing activities:
Payments for stock repurchases	(423,636)	(374,427)
Proceeds from issuance of common stock under employee stock plans	66,730	204,390
Net cash used in financing activities	(356,906)	(170,037)
Change in cash and cash equivalents	(265,716)	512,288
Cash and cash equivalents at beginning of period	726,969	544,414
Cash and cash equivalents at end of period	$461,253	$1,056,702

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$6,679	$4,299
Other non-cash activities:
Assets acquired by assuming related liabilities	$33,330	$16,348
Change in unrealized gains (losses) from marketable securities	$(14,886)	$2,571

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

Fiscal year

We operate on a 52 or 53-week year, ending on the last Sunday in January. Each quarter in fiscal years 2009 and 2008 was a 13-week quarter.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, warranties, income taxes, goodwill, fair value measurements, stock-based compensation and contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New Accounting Pronouncements

On January 28, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements for all financial assets and liabilities. SFAS No. 157 applies to all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. Please refer to Note 17 of these Notes to these Condensed Consolidated Financial Statements for further details on our fair value measurements.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, or FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP No. 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP No. 157-3 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

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

In April 2008, the FASB issued FASB Staff Position No. FAS No.142-3, or FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP No. 142-3 will have on our consolidated financial position, results of operations and cash flows.

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

Our Condensed Consolidated Statements of Income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(In thousands)
Cost of revenue	$3,558	$2,566	$10,027	$8,077
Research and development	$22,740	$18,650	$71,500	$57,471
Sales, general and administrative	$12,086	$10,787	$39,346	$33,320

During the three and nine months ended October 26, 2008, we granted approximately 7.7 million and 17.4 million stock options, respectively, with an estimated total grant-date fair value of $45.7 million and $141.1 million, respectively, and a per option weighted average grant-date fair value of $5.93 and $8.13, respectively. Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the awards that are not expected to vest was $7.5 million and $23.3 million for the three and nine months ended October 26, 2008, respectively.

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

As of October 26, 2008 and October 28, 2007, the aggregate amount of unearned stock-based compensation expense related to our stock options was $226.8 million and $244.7 million, respectively, adjusted for estimated forfeitures.  We will recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 1.9 years and 2.2 years, respectively.

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

The fair value of stock options granted during the first nine months of fiscal years 2009 and 2008, respectively, under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Options

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
(Using a binomial model)
Expected life (in years)	3.6 -5.8	3.8 - 5.8	3.6 - 5.8	3.8 - 5.8
Risk free interest rate	2.7% - 3.4%	4.1% - 4.7%	2.6% - 3.7%	4.1% - 5.0%
Volatility	61% - 105%	45% - 54%	52% - 105%	37% - 54%
Dividend Yield	-	-	-	-

Employee Stock Purchase Plan

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
(Using a Black-Scholes model)
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	2.0% - 2.4%	4.1% - 4.5%	1.6% - 2.4%	4.1% - 5.0%
Volatility	62%	54%	62% - 68%	47% - 54%
Dividend Yield	-	-	-	-

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

The description of the key features of the NVIDIA Corporation 2007 Equity Incentive Plan,  PortalPlayer, Inc. 1999 Stock Option Plan, and 1998 Employee Stock Purchase Plan, may be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 27, 2008.

The following summarizes the transactions under our equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 27, 2008	44,044,004	90,581,073	$13.18
Granted	(17,358,152)	17,358,152	$14.64
Exercised	-	(6,019,139)	$4.68
Cancelled	2,413,243	(2,413,243)	$22.00
Balances, October 26, 2008	29,099,095	99,506,843	$13.73

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Restructuring Charges

On September 18, 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During the third quarter of fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.3 million.

       The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities in our Condensed Consolidated Balance Sheet:

October 26, 2008
Accrued Restructuring Charges :	(In thousands)
Balance at January 27, 2008	$-
Charges	8,338
Cash payments	(7,241)
Non-cash charges	(330)
Balance at October 26, 2008	$767

  The remaining accrual of $0.8 million as of October 26, 2008 relates to severance and benefits payments, which are expected to be paid during the fourth quarter of fiscal year 2009.

Note 4 – Income Taxes

We recognized income tax expense (benefit) of ($0.7) million and $31.1 million for the three months ended October 26, 2008 and October 28, 2007, respectively, and $9.8 million and $80.8 million for the nine months ended October 26, 2008 and October 28, 2007, respectively. Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was (1.2%) and 11.7% for the three months ended October 26, 2008 and October 28, 2007, respectively, and 7.7% and 13.0% for the nine months ended October 26, 2008 and October 28, 2007, respectively.  Our effective tax rate is lower than the United States federal statutory tax rate of 35.0% due primarily to income earned in lower tax jurisdictions and the U.S. tax benefit of the federal research tax credits available in the respective periods.

Our effective tax rate of 7.7% for the first nine months of fiscal year 2009 was lower than our effective tax rate of 13.0% for the first nine months of fiscal year 2008 due primarily to a favorable impact from the expiration of statutes of limitations in certain non-U.S. jurisdictions and due to the reinstatement of the U.S. federal research tax credit under the Emergency Economic Stabilization Act of 2008, which was signed into law on October 3, 2008 and was retroactive to January 1, 2008.

During the second quarter of fiscal year 2009, the Internal Revenue Service closed its review of our U.S. federal income tax returns for fiscal year 2004 through 2006 with no material changes to our income tax returns as filed.  However, due to net operating losses generated in those and other tax years, we remain subject to future examination of our U.S. federal income tax returns beginning in fiscal year 2002 through fiscal year 2008.  For the nine months ended October 26, 2008, there have been no other material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 27, 2008.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 26, 2008, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Net Income Per Share

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

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(In thousands, except per share data)
Numerator:
Net income	$61,748	$235,661	$117,624	$540,652
Denominator:
Denominator for basic net income per share, weighted average shares	543,807	554,966	551,623	547,796
Effect of dilutive securities:
Stock options outstanding	20,729	58,019	38,867	57,937
Denominator for diluted net income per share, weighted average shares	564,536	612,985	590,490	605,733
Net income per share:
Basic net income per share	$0.11	$0.42	$0.21	$0.99
Diluted net income per share	$0.11	$0.38	$0.20	$0.89

Diluted net income per share for the three and nine months ended October 26, 2008 does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 58.8 million and 45.2 million, respectively.  Diluted net income per share for the three and nine months ended October 28, 2007 does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 8.5 million and 11.5 million, respectively.

Note 6 - 3dfx

      During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or the APA, to purchase certain graphics chip assets from 3dfx. Under the terms of the APA, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The APA also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx one million shares, which due to subsequent stock splits now totals six million shares, of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the APA to pay any additional consideration for the assets.  On April 18, 2001, NVIDIA paid the cash consideration, and 3dfx effected the conveyance of the assets NVIDIA had purchased.

  In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx’s bankruptcy estate served his complaint on NVIDIA.  The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us.  On October 13, 2005, the Bankruptcy Court heard the Trustee’s motion for summary adjudication, and on December 23, 2005, denied that motion in all material respects and held that NVIDIA may not dispute that the value of the 3dfx transaction was less than $108 million. The Bankruptcy Court denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA was at least $108 million. In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement. The conditional settlement never progressed substantially through the confirmation process.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? The parties completed post-trial briefing on May 25, 2007. On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 26, 2008, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the respective acquisition dates were as follows:

	Mental Images	Ageia
Fair Market Values	(In thousands)
Cash and cash equivalents	$988	$1,744
Marketable securities	-	28
Accounts receivable	1,462	911
Prepaid and other current assets	214	3,825
Property and equipment	1,212	169
In-process research and development	4,000	-
Goodwill	58,768	16,547
Intangible assets:
Existing technology	14,400	13,450
Customer relationships	6,500	170
Patents	5,000	-
Trademark	1,200	900
Total assets acquired	93,744	37,744
Current liabilities	(1,579)	(6,994)
Acquisition related costs	(1,303)	(1,030)
Long-term liabilities	(2,542)	-
Total liabilities assumed	(5,424)	(8,024)
Purchase price allocation	$88,320	$29,720

	Mental Images	Ageia
(Straight-line depreciation/amortization period)
Property and equipment	2 -5 years	1-2 years
Intangible assets:
Existing technology	4-5 years	4 years
Customer relationships	4-5 years	5 years
Patents	5 years	-
Trademark	5 years	5 years

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Marketable Securities

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased and some equity investments. We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income (expense) section of our consolidated statements of income.  Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense) section of our consolidated statements of income.

We performed an impairment review of our investment portfolio as of October 26, 2008. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Based on our quarterly impairment review and having considered the guidance in Statement of Financial Accounting Standards Staff Position No. 115-1, or FSP No. 115-1, A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, we recorded other than temporary impairment charges of $8.8 million for the three months ended October 26, 2008. These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund.  Please refer to Note 17 of these Notes to the Condensed Consolidated Financial Statements for further details. We concluded that our investments were appropriately valued and that, except for the $8.8 million impairment charges recognized in the quarter, no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of October 26, 2008.

Net realized gains for the three and nine months ended October 26, 2008 were $0.9 million and $2.1 million, respectively. Net realized gains for the three and nine months ended October 28, 2007 were not significant.  As of October 26, 2008, we had a net unrealized loss of $4.1 million, which was comprised of gross unrealized losses of $7.0 million, offset by $2.9 million of gross unrealized gains.  As of January 27, 2008, we had a net unrealized gain of $10.7 million, which was comprised of gross unrealized gains of $11.1 million, offset by $0.4 million of gross unrealized losses.

Note 9 - Goodwill

The carrying amount of goodwill is as follows:

	October 26, 2008	January 27, 2008
	(In thousands)
PortalPlayer	$104,473	$104,473
3dfx	75,326	75,326
Mental Images	58,768	63,086
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
Ageia	16,547	-
Other	16,984	16,984
Total goodwill	$366,286	$354,057

During the nine months ended October 26, 2008, goodwill increased by $12.2 million, primarily due to our acquisition of Ageia on February 10, 2008.  This increase in goodwill was offset by a decrease of $4.3 million for Mental Images related to the reassessment of estimates made during the preliminary purchase price allocation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Amortizable Intangible Assets

We currently amortize our intangible assets with definitive lives over periods ranging from one to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern can not be reliably determined, using a straight-line amortization method. The components of our amortizable intangible assets are as follows:

	October 26, 2008			January 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Technology licenses	$130,359	$(31,304)	$99,055	$94,970	$(32,630)	$62,340
Acquired intellectual property	75,280	(30,538)	44,742	77,900	(41,030)	36,870
Patents	18,588	(6,739)	11,849	35,348	(27,632)	7,716
Other	-	-	-	1,494	(1,494)	-
Total intangible assets	$224,227	$(68,581)	$155,646	$209,712	$(102,786)	$106,926

The increase in the net carrying amount of technology licenses as of October 26, 2008 when compared to January 27, 2008, is primarily related to approximately $21.5 million of net cash outflows under a confidential patent licensing arrangement entered into during fiscal year 2007 and $25.0 million towards the purchase of a non-exclusive license related to advanced power management and other computing technologies that we entered into during the third quarter of fiscal 2009.  These increases were offset by amortization for the nine months ended October 26, 2008. Additionally, the increase in the net carrying value of acquired intellectual property is primarily related to the intangible assets that resulted from our acquisition of Ageia during the first quarter of fiscal year 2009, offset by amortization for the nine months ended October 26, 2008. Please refer to Note 7 of these Notes to Condensed Consolidated Financial Statements for further information. During the nine months ended October 26, 2008, the increase in the gross carrying amount of the intangible assets was offset by the write-off of fully amortized intangible assets that are no longer in use.

Amortization expense associated with intangible assets for the three and nine months ended October 26, 2008 was $8.7 million and $23.7 million, respectively.  Amortization expense associated with intangible assets for the three and nine months ended October 28, 2007 was $5.7 million and $18.2 million, respectively.  Future amortization expense related to the net carrying amount of intangible assets at October 26, 2008 is estimated to be $8.8 million for the remainder of fiscal year 2009, $31.3 million in fiscal 2010, $27.1 million in fiscal 2011, $24.5 million in fiscal 2012, $18.6 million in fiscal 2013, $14.1 million in fiscal 2014 and $31.2 million in fiscal years subsequent of fiscal 2014.

Note 11 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 26, 2008	January 27, 2008
Inventories:	(In thousands)
Raw materials	$30,559	$31,299
Work in-process	161,534	107,835
Finished goods	331,895	219,387
Total inventories	$523,988	$358,521

The increase in inventories at October 26, 2008 when compared to January 27, 2008 was due primarily to increases in our newer GPU and MCP products. At October 26, 2008, we had outstanding inventory purchase obligations totaling approximately $446 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 26, 2008	January 27, 2008	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Test equipment	$232,290	$186,774	3
Land	213,929	38,442	(A)
Software and licenses	191,027	246,725	3 - 5
Computer equipment	130,174	137,642	3
Leasehold improvements	121,733	103,353	(B)
Office furniture and equipment	32,319	28,220	5
Building	29,216	4,104	25
Construction in process	13,997	8,258	(C)
	964,685	753,518
Accumulated depreciation and amortization	(355,011)	(393,710)
Total property and equipment, net	$609,674	$359,808

(A) Land is a non-depreciable asset.
(B) Leasehold improvements are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

The increase in property and equipment, net, at October 26, 2008 compared to January 27, 2008, includes the purchase of a property that is comprised of approximately 25 acres of land and ten commercial buildings in Santa Clara, California, which we purchased for approximately $150 million.  During the nine months ended October 26, 2008, we also wrote-off approximately $151.0 million of fully depreciated property and equipment that was no longer in use, including $74.6 million of software and licenses.

	October 26, 2008	January 27, 2008
Accrued Liabilities:	(In thousands)
Accrued customer programs (1)	$256,989	$271,869
Warranty accrual (2)	181,687	5,707
Accrued payroll and related expenses	76,666	122,284
Accrued legal settlement (3)	30,600	30,600
Accrued costs related to purchase of property	28,146	-
Deferred rent	12,065	11,982
Deferred revenue	4,031	5,856
Accrued restructuring (4)	767	-
Other	26,262	26,764
Total accrued liabilities	$617,213	$475,062

(1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2) Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
(3) Please refer to Note 13 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.
(4) Please refer to Note 3 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the Restructuring Charges.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 26, 2008	January 27, 2008
Other Long-term Liabilities:	(In thousands)
Deferred income tax liability	$85,007	$86,900
Income taxes payable, long-term	48,627	44,235
Asset retirement obligation	6,661	6,470
Other long-term liabilities	17,063	24,993
Total other long-term liabilities	$157,358	$162,598

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

In July 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

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

        In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 13 of these Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accrual for estimated product returns and product warranty liabilities

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. The estimated product returns and estimated product warranty liabilities for the three and nine months ended October 26, 2008 and October 28, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(In thousands)
Balance at beginning of period	$205,091	$20,694	$24,432	$17,958
Additions (1),(4)	6,550	7,362	219,842	20,810
Deductions (2),(5)	(12,129)	(5,546)	(44,762)	(16,258)
Balance at end of period (3)	$199,512	$22,510	$199,512	$22,510

(1) Includes $ 6,550 and $ 22,588 for the three and nine months ended October 26, 2008, respectively, and $6,584 and $19,611 for the three and nine months ended October 28, 2007, respectively, towards allowances for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(2) Includes $6,685 and $23,489 for the three and nine months ended October 26, 2008, respectively, and $5,546 and $16,258 for the three and nine months ended October 28, 2007, respectively, written off against the allowance for sales returns.

(3) Includes $17,825 and $17,830 at October 26, 2008 and October 28, 2007, respectively, relating to allowance for sales returns.

(4) Includes $195,954 for the nine months ended October 26, 2008 for incremental repair and replacement costs from a weak die/packaging material set.

(5) Includes $4,660 and $20,490 for the three and nine months ended October 26, 2008 in deductions towards warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

Note 13 - Commitments and Contingencies

         3dfx

On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx's October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx's former landlords, one by 3dfx's bankruptcy trustee and the fourth by a committee of 3dfx's equity security holders in the bankruptcy estate.

Landlord Lawsuits.

In May 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s San Jose, California commercial real estate lease, Carlyle Fortran Trust, or Carlyle. In December 2002, we were served with a California state court complaint filed by the landlord of 3dfx’s Austin, Texas commercial real estate lease, CarrAmerica Realty Corporation, or CarrAmerica. The landlords both asserted claims for, among other things, interference with contract, successor liability and fraudulent transfer. The landlords sought to recover damages in the aggregate amount of approximately $15 million, representing amounts then owed on the 3dfx leases.  The cases were later removed to the United States Bankruptcy Court for the Northern District of California when 3dfx filed its bankruptcy petition and consolidated for pretrial purposes with an action brought by the bankruptcy trustee.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In 2005, the U.S. District Court for the Northern District of California withdrew the reference to the Bankruptcy Court for the landlords’ actions, and on November 10, 2005, granted our motion to dismiss both landlords’ complaints.  The landlords filed amended complaints in early February 2006, and NVIDIA again filed motions to dismiss those claims. On September 29, 2006, the District Court dismissed the CarrAmerica action in its entirety and without leave to amend.  On December 15, 2006, the District Court also dismissed the Carlyle action in its entirety.  Both landlords filed timely notices of appeal from those orders.

On July 17, 2008, the United States Court of Appeals for the Ninth Circuit held oral argument on the landlords' appeals.  On November 25, 2008, the Court of Appeals issued its opinion affirming the dismissal of Carlyle’s complaint in its entirety.  The Court of Appeals also affirmed the dismissal of most of CarrAmerica’s complaint, but reversed the District Court’s dismissal of CarrAmerica’s claims for interference with contractual relations and fraud.  The Court of Appeals has not yet issued its mandate.  After the mandate issues, CarrAmerica’s case will be remanded back to the District Court for further proceedings. We continue to believe that there is no merit to Carr’s remaining claims.

Trustee Lawsuit.

In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx’s bankruptcy estate served his complaint on NVIDIA.  The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us.  The Trustee's fraudulent transfer theory alleged that NVIDIA had failed to pay reasonably equivalent value for 3dfx's assets, and sought recovery of the difference between the $70 million paid and the alleged fair value, which the Trustee estimated to exceed $50 million.  The Trustee's successor liability theory alleged NVIDIA was effectively 3dfx's legal successor and was therefore responsible for all of 3dfx's unpaid liabilities.  This action was consolidated for pretrial purposes with the landlord cases, as noted above.

On October 13, 2005, the Bankruptcy Court heard the Trustee’s motion for summary adjudication, and on December 23, 2005, denied that motion in all material respects and held that NVIDIA may not dispute that the value of the 3dfx transaction was less than $108 million. The Bankruptcy Court denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA was at least $108 million.

In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement. The conditional settlement never progressed substantially through the confirmation process.

On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? The parties completed post-trial briefing on May 25, 2007.

On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court.

The Equity Committee Lawsuit.

On December 8, 2005, the Trustee filed a Form 8-K on behalf of 3dfx, disclosing the terms of the conditional settlement agreement between NVIDIA and the Creditor’s Committee. Thereafter, certain 3dfx shareholders filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. The court granted that petition and appointed an Equity Securities Holders’ Committee, or the Equity Committee. The Equity Committee thereafter sought and obtained an order granting it standing to bring suit against NVIDIA, for the benefit of the bankruptcy estate, to compel NVIDIA to pay the Stock Consideration then unpaid from the APA, and filed its own competing plan of reorganization/liquidation. The Equity Committee’s plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts, and thus to trigger NVIDIA's obligation to pay six million shares of Stock Consideration specified in the APA. NVIDIA contends, among other things, that such a commitment is not sufficient and that its obligation to pay the stock consideration had long before been extinguished. On May 1, 2006, the Equity Committee filed its lawsuit for declaratory relief to compel NVIDIA to pay the Stock Consideration. In addition, the Equity Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment fund that conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

After losing an earlier motion to dismiss, the Equity Committee again amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. On December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Committee seeks determinations that (1) the APA was not terminated before 3dfx filed for bankruptcy protection, (2) the 3dfx bankruptcy estate still holds some rights in the APA, and (3) the APA is capable of being assumed by the bankruptcy estate.

Because of the trial of the Trustee's fraudulent transfer claims against NVIDIA, the Equity Committee's lawsuit did not progress substantially in 2007.  On July 31, 2008, the Equity Committee filed a motion for summary judgment on its first three causes of action.  On September 15, 2008, NVIDIA filed a cross-motion for summary judgment.  On October 24, 2008, the Court held a hearing on the parties’ cross-motions for summary judgment, and the matter now awaits that court’s decision.

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

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. The California Superior Court cases have been consolidated and plaintiffs filed a consolidated complaint on April 23, 2007. Plaintiffs in the Delaware action filed an Amended Shareholder Derivative Complaint on February 12, 2008. Plaintiffs in the federal action submitted a Second Amended Consolidated Verified Shareholders Derivative Complaint on March 18, 2008. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions allege claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleges violations of federal provisions, including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief. Between May 14, 2007 and May 17, 2007, we filed several motions to dismiss or to stay the federal, Delaware and Santa Clara actions. The Delaware motions were superseded when the Delaware plaintiffs filed the Amended Shareholder Derivative Complaint on February 28, 2008. The federal motions were superseded when the federal plaintiffs submitted the Second Amended Consolidated Verified Shareholders Derivative Complaint on March 18, 2008. NVIDIA has not yet responded to these complaints.

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

        Between June 2007 and September 2008 the parties to the actions engaged in settlement discussions, including four mediation sessions before the Honorable Edward Infante (Ret.).  On September 22, 2008, we disclosed that we had entered into Memoranda of Understanding regarding the settlement of all derivative actions concerning our historical stock option granting practices.  On November 10, 2008, the definitive settlement agreements were concurrently filed in the Chancery Court of Delaware and the United States District Court Northern District of California and are subject to approval by both such courts.  The settlement agreements do not contain any admission of wrongdoing or fault on the part of NVIDIA, our board of directors or executive officers.  The terms of the settlement agreements include, among other things, the agreement by the board of directors to continue and to implement certain corporate governance changes; acknowledgement of the prior amendment of certain options through re-pricings and limitations of the relevant exercise periods; an agreement by Jen-Hsun Huang, our president and chief executive officer, to amend additional options to increase the aggregate exercise price of such options by $3.5 million or to cancel options with an intrinsic value of $3.5 million; an $8.0 million cash payment by our insurance carrier to NVIDIA; and an agreement to not object to attorneys’ fees to be paid by NVIDIA to plaintiffs’ counsel of no more than $7.25 million, if approved by the courts.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Department of Justice Subpoena and Investigation, and Civil Cases

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to GPUs and cards.   On October 10, 2008, the DOJ formally notified us that the DOJ investigation has been closed. No specific allegations were made against NVIDIA during the investigation.

As of October 26, 2008, over 50 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

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

       On September 16, 2008, we executed a settlement agreement, or the Agreement, in connection with the claims of the certified class of direct purchaser plaintiffs approved by the court.  The Agreement calls for NVIDIA to pay $850,000 into a $1.7 million fund to be made available for payments to the certified class. We are not obligated under the Agreement to pay plaintiffs’ attorneys’ fees, costs, or make any other payments in connection with the settlement other than the payment of $850,000. The Agreement is subject to court approval and, if approved, would dispose of all claims and appeals raised by the certified class in the complaints against NVIDIA.  Because the Court certified a class consisting only of a narrow group of direct purchasers, the Agreement does not resolve any claims that other direct purchasers may assert.  In addition, on September 9, 2008, we reached a settlement agreement with the remaining individual indirect purchaser plaintiffs that provides for NVIDIA to pay $112,500 in exchange for a dismissal of all claims and appeals related to the complaints raised by the individual indirect purchaser plaintiffs. This settlement is not subject to the approval of the court. Pursuant to the settlement, the individual indirect purchaser plaintiffs in the complaints have dismissed their claims and withdrawn their appeal of the class certification ruling.  Because the Court did not certify a class of indirect purchasers, this settlement agreement resolves only the claims of those indirect purchasers that were named in  the various actions.

Rambus Corporation

        On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  NVIDIA has filed a motion to dismiss certain aspects of Rambus' lawsuit in the Northern District of California.  Rambus has filed a motion to transfer and a motion to dismiss in the case pending in the Middle District of North Carolina.  These two motions are currently pending.  A case management conference in the case pending in the Northern District of California is scheduled for January 30, 2009.  On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  The complaint seeks an exclusion order barring the importation of products that allegedly infringe nine Rambus patents.  The ITC is expected to decide whether to institute an investigation by December 8, 2008.  NVIDIA has retained counsel to defend against this litigation in the event an investigation is instituted.  NVIDIA intends to pursue its offensive and defensive cases vigorously.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Product Defect Litigation and Securities Cases

In September, October and November 2008, several putative consumer class action lawsuits were filed against us, asserting various claims arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems.  On August 8, 2008, a putative consumer class action titled Poirier v. Dell Inc. and NVIDIA Corp. was filed in the Western District of Pennsylvania.  The Poirier action asserted claims against us for breaches of implied warranties.  The Poirier action was voluntarily dismissed on September 24, 2008.

         On September 12, 2008, a putative consumer class action lawsuit titled Feinstein v. NVIDIA Corp. was filed in California Superior Court in Santa Clara.  The Feinstein complaint asserts claims against us for, among other things, violations of the Consumer Legal Remedies Act, Business & Professions Code sections 17200 and 17500, and strict liability.  We removed the Feinstein action to federal court in the Northern District of California in San Jose on October 2, 2008.  Also on September 12, 2008, a putative consumer class action lawsuit titled Nakash v. NVIDIA Corp. was filed in federal court in the Northern District of California in San Francisco.  The Nakash complaint asserts claims for breach of warranty, violations of the New Jersey Consumer Fraud Act and unjust enrichment.  The Nakash action was transferred to federal court in San Jose on October 28, 2008.

On September 15, 2008, a putative consumer class action lawsuit titled Inicom Networks, Inc. v. NVIDIA Corp., Dell, Inc. and Hewlett-Packard was filed in federal court in the Northern District of California in San Jose.  A First Amended Complaint was filed on October 27, 2008, which no longer asserted claims against Dell, Inc.  The First Amended Complaint asserts claims against us for, among other things, unfair and fraudulent business practices, breach of warranties, and declaratory relief.

On September 23, 2008, a putative consumer class action lawsuit titled Olivos v. NVIDIA Corp., Dell, Inc. and Hewlett-Packard was filed in federal court in the Eastern District of New York.  The Olivos complaint is substantially the same as the Inicom complaint in California, and asserts claims against us for, among other things, breach of warranty and violation of New York’s Deceptive Acts and Practices statute.  On October 27, 2008, we filed a request with the court seeking leave under the local court rules to file a motion to transfer the Olivos action to the Northern District of California, San Jose division.  On that same day, the plaintiff filed a motion with the Judicial Panel on Multidistrict Litigation, requesting that the Feinstein, Nakash and Inicom actions in California be transferred to New York and consolidated there.  The parties have agreed that the Olivos case will be transferred to California to be consolidated with the actions presently pending in the Northern District of California, San Jose Division, and have advised the Judicial Panel on Multidistrict Litigation of this fact.  Accordingly, the Company does not anticipate that there will be significant activity in connection with the Multidistrict Litigation proceeding.

On October 29, 2008, a putative consumer class action lawsuit titled Sielicki v. NVIDIA Corp. and Dell, Inc. was filed in federal court in the Western District of Texas—Austin Division, and served on us on November 5, 2008.  The Sielicki complaint is substantially the same as the Inicom and Olivos complaints, and asserts claims against us for, among other things, breach of warranty and unjust enrichment.  The plaintiff in the Sielicki action has agreed to transfer that case to California to be consolidated with the actions currently pending in the Northern District of California, San Jose Division.

On November 6, 2008, a putative consumer class action lawsuit titled Cormier v. NVIDIA Corp. was filed in federal court in the Northern District of California—San Jose Division.  This complaint has not yet been served on NVIDIA.  The Cormier complaint is substantially the same as the Feinstein complaint and asserts claims against us for, among other things, violations of the Consumer Legal Remedies Act, Business & Professions Code sections 17200 and 17500, unjust enrichment and strict liability.

On November 14, 2008, a putative consumer class action lawsuit titled National Business Officers Association, Inc. v. NVIDIA Corp. was filed in federal court in the Northern District of California—San Jose Division. This complaint has not yet been served on NVIDIA. The National Business complaint is substantially the same as the Inicom complaint and asserts claims against us for, among other things, violations of Business & Professions Code sections 17200, breach of express and implied warranties, unjust enrichment and declaratory relief.

On November 18, 2008, a putative consumer class action lawsuit titled West v. NVIDIA Corp. was filed in federal court in the Northern District of California's San Jose Division. This complaint has not yet been served on NVIDIA. The West complaint is substantially similar to the Nakash complaint and asserts claims against us for, among other things, breach of warranty, and unjust enrichment.

We are attempting to consolidate all of the aforementioned consumer class action cases.  If the parties are unable to agree to consolidation, we intend to file a motion to consolidate in the Northern District of California, San Jose Division, which would be scheduled for hearing on January 23, 2009.

In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal 2009.  The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On October 30, 2008, the Actions were consolidated under the caption “In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL)”.  Pursuant to the order consolidating the Actions, NVIDIA is not obligated to respond to any of the underlying complaints.  Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, motions for appointment of lead plaintiff and lead counsel were due by November 10, 2008.  A hearing on these motions is currently scheduled for December 22, 2008.

       We intend to take all appropriate action with respect to the above cases.

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

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

Through October 26, 2008, we had repurchased 91.1 million shares under our stock repurchase program for a total cost of $1.46 billion. During the three months ended October 26, 2008, we entered into a structured share repurchase transaction to repurchase 23.1 million shares for $299.7 million which we recorded on the trade date of the transaction.

        Convertible Preferred Stock

As of October 26, 2008 and January 27, 2008, there were no shares of preferred stock outstanding.

Common Stock

At the Annual Meeting of Stockholders held on June 19, 2008, the stockholders approved an increase in our authorized number of shares of common stock to 2,000,000,000. The par value of common stock remains unchanged at $0.001 per share.

Note 15 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(In thousands)
Net income	$61,748	$235,661	$117,624	$540,652
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(3,712)	1,830	(11,326)	2,071
Reclassification adjustments for net realized gains (losses) on available-for-sale securities included in net income (loss), net of tax	709	(67)	(677)	(157)
Total comprehensive income	$58,745	$237,424	$105,621	$542,566

Note 16 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

We report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the professional solutions business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our consumer products business, or CPB, which is comprised of our Tegra and GoForce mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, restructuring charges and corporate marketing expenses, which total $88.5 million and $66.2 million for third quarter of fiscal years 2009 and 2008, respectively, and total $245.4 million and $197.0 million for the first nine months of fiscal years 2009 and 2008, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA Corporation as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended October 26, 2008:
Revenue	$461,494	$199,322	$197,553	$34,174	$5,112	$897,655
Depreciation and amortization expense	$13,805	$5,635	$13,622	$4,864	$15,174	$53,100
Operating income (loss)	$51,758	$99,001	$(1,178)	$19	$(92,804)	$56,796
Three Months Ended October 28, 2007:
Revenue	$689,909	$152,158	$198,151	$65,873	$9,506	$1,115,597
Depreciation and amortization expense	$8,834	$1,926	$7,219	$5,676	$10,054	$33,709
Operating income (loss)	$207,938	$82,182	$17,005	$7,788	$(67,072)	$247,841
Nine Months Ended October 26, 2008:
Revenue	$1,666,472	$582,402	$559,426	$111,264	$24,155	$2,943,719
Depreciation and amortization expense	$40,345	$15,501	$29,048	$14,382	$41,255	$140,531
Operating income (loss)	$179,210	$293,015	$(104,670)	$(10,190)	$(252,982)	$104,383
Nine Months Ended October 28, 2007:
Revenue	$1,752,438	$420,353	$507,959	$195,281	$19,099	$2,895,130
Depreciation and amortization expense	$26,051	$6,073	$20,656	$16,775	$28,926	$98,481
Operating income (loss)	$500,182	$217,852	$37,245	$20,724	$(202,156)	$573,847

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
	(In thousands)
Revenue:
China	$289,778	$345,198	$926,470	$880,941
Taiwan	215,434	353,558	879,140	943,515
Other Asia Pacific	181,835	193,045	520,689	441,661
United States	84,588	82,783	255,883	257,173
Other Americas	64,305	26,734	86,349	86,693
Europe	61,715	114,279	275,188	285,147
Total revenue	$897,655	$1,115,597	$2,943,719	$2,895,130

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Revenue:
Customer A	13%	8%	11%	6%
Customer B	12%	4%	6%	6%
Customer C	4%	10%	6%	9%
Customer D	6%	9%	9%	10%

Accounts receivable from significant customers, those representing approximately 10% or more of total trade accounts receivable for the respective periods, is summarized as follows:

	October 26, 2008	January 27, 2008
Accounts Receivable:
Customer A	22%	4%
Customer B	5%	12%

Note 17 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Financial assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
	October 26,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Asset-backed securities (1)	$49,468	$-	$49,468	$-
Commercial paper (2)	13,382	-	13,382	-
Corporate debt securities (1)	200,444	-	200,444	-
Debt securities issued by United States Treasury (3)	119,734	-	119,734	-
Other debt securities issued by U.S. Government agencies (4)	322,904	-	322,904	-
Mortgage-backed securities issued by Government-sponsored entities (1)	154,201	-	154,201	-
Money market funds (5)	144,186	19,786		124,400
Total assets	$1,004,319	$19,786	$860,133	$124,400

(1)             Included in Marketable securities on the Condensed Consolidated Balance Sheet.
(2)             Includes $11,388 in Cash and cash equivalents and $1,994 in Marketable securities on the Condensed Consolidated Balance Sheet.
(3)             Includes $61,673 in Cash and cash equivalents and $58,061 in Marketable securities on the Condensed Consolidated Balance Sheet.
(4)             Includes $69,634 in Cash and cash equivalents and $253,270 in Marketable securities on the Condensed Consolidated Balance Sheet.
(5)             Includes $19,786 in Cash and cash equivalents and $124,400 in Marketable securities on the Condensed Consolidated Balance Sheet.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For our money market funds that were held by the International Reserve Fund at October 26, 2008, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. As the International Reserve Fund has halted redemption requests and is currently believed to be holding all of their securities until maturity, we valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that have filed for bankruptcy as of October 26, 2008 and, as such, our valuation of those securities was zero. The net result was that, as of October 26, 2008, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value prior to October 26, 2008. Based on this assessment, we recorded an other than temporary impairment charge of $5.6 million for the three months ended October 26, 2008. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

As of October 26, 2008, our money market investment in the International Reserve Fund, which was valued at $124.4 million, net of other than temporary impairment charges, was classified as marketable securities in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. We expect to receive the proceeds of our investment in the International Reserve Fund by no later than October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

	Three months ended October 26, 2008	Nine months ended October 26, 2008

Balance, beginning of period	$-	$-
Transfer into Level 3	130,000	130,000
Other than temporary impairment	(5,600)	(5,600)
Balance, end of period	$124,400	$124,400

        Total financial assets at fair value classified within Level 3 were 3.4% of total assets on our Condensed Consolidated Balance Sheet as of October 26, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

        When used in this Quarterly Report on Form 10-Q, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include, but are not limited to, statements as to: the features, benefits, capabilities, performance, impact and production of our products and technologies; product, manufacturing, design or software defects and the impact of such defects; defects in materials used to manufacture a product; causes of product defects; our reliance on third parties to manufacture, assemble and test our products; reliance on a limited number of customers and suppliers; new products or markets; design wins; our market position; our competition, sources of competition and our competitive position; our strategic relationships; average selling prices; seasonality; customer demand; growth; our international operations; our ability to attract and retain qualified personnel; our inventory; acquisitions and investments; stock options; the impact of stock-based compensation expense; our financial results; our tax positions; mix and sources of revenue; capital and operating expenditures; our cash;  liquidity; our investment portfolio and marketable securities; our exchange rate risk; our stock repurchase program; our internal control over financial reporting; our disclosure controls and procedures; recent accounting pronouncements; our intellectual property; compliance with environmental laws and regulations; ongoing and potential litigation.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, the risks discussed below as well as difficulties associated with: fluctuations in general economic conditions in the United States and worldwide; difficulties in entering new markets; slower than expected development of a new market; conducting international operations; slower than anticipated growth; forecasting customer demand; product, manufacturing, software and design defects; defects in product design or materials used to manufacture a product; supply constraints; the impact of competitive pricing pressures; unanticipated decreases in average selling prices; increased sales of lower margin products; international and political conditions; changes in international laws; fluctuations in the global credit market; fixed operating expenses; our inventory levels; fluctuations in investments and the securities market; changes in customers’ purchasing behaviors; the concentration of sales of our products to a limited number of customers; decreases in demand for our products; delays in the development of new products by us or our partners; delays in volume production of our products; developments in and expenses related to litigation or regulatory actions; our inability to realize the benefits of acquisitions; and the matters set forth under Part II, Item 1A. - Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU, or mGPU products. Our CPB is comprised of our Tegra and GoForce mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, original design manufacturers, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

During the first nine months of fiscal year 2009, we launched several new GPUs in the GeForce family. The product launches included the GeForce 9600 GT, which provides more than double the performance of our previous GeForce 8600 GTS; the GeForce 9800 GX2, which provides a new dual GPU board featuring Quad SLI technology; and the GeForce 9800 GTX, which is a flexible GPU that supports both two-way and three-way Scalable Link Interface, or SLI, technology.  Additionally, we also launched the GeForce 8800 GT, which is the first after-market consumer graphics card for the Mac Pro and is sold directly by us.

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

Professional Solutions Business

During the first quarter of fiscal year 2009, we launched the Quadro FX 3600M Professional, which is among the highest performing notebook GPUs.

In the second quarter of fiscal year 2009, we launched the Tesla C1060 computing processor and the S1070 computing system, which is among the first teraflop processors and has a 1U system with up to four teraflops of performance.

During the third quarter of fiscal year 2009, we launched five new Quadro FX notebook GPUs that spanned from ultra-high performance to ultra mobility.  We also launched the first desk side visual supercomputer with the Quadro Plex D Series. At this year’s SIGGRAPH 2008 conference, we set a new milestone in computer graphics by demonstrating the world’s first real-time fully-interactive ray tracer on the new Quadro Plex D2 system. We also launched the NVIDIA Quadro CX, the industry’s first accelerator for Adobe’s Creative Suite 4, or Adobe CS4, content creation software. Adobe CS4 software has added optimization to take advantage of GPU technology.  The Quadro CX is specifically designed to enhance the performance of the Adobe CS4 product line and to give creative professionals the ultimate performance and productivity.

MCP Business

During the first quarter of fiscal year 2009, we shipped Hybrid SLI DX10 mGPUs – the GeForce 8000 GPU series.  The GeForce 8000 GPU series includes GeForce Boost Hybrid SLI technology, which is designed to double performance when paired with a GeForce 8 series desktop GPU.  Additionally, we also launched the NVIDIA nForce 790i Ultra SLI MCP, which is one of the industry’s highly rated overclockable platform for Intel processors.

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

During the third quarter of fiscal year 2009, we launched the GeForce 9400M mGPU along with Apple, Inc., or Apple, for their new lineup of Mac notebooks. The GeForce 9400M integrates three complex chips – the northbridge, the input-output network processor, and the GeForce GPU into a single chip and, as a result, significantly improves performance over Intel integrated graphics.  Apple’s MacBook and MacBook Air notebook computers come standard with the GeForce 9400M. Apple’s MacBook Pro notebook computer comes standard with the hybrid combination of two GeForce GPUs - a GeForce 9400M for maximum battery life and a GeForce 9600M GT for high performance mode.  We also launched the GeForce 9400 and 9300 mGPUs for Intel desktop PCs.  These new mGPUs set a new price/performance standard for integrated graphics by combining the power of three different chips into one highly compact and efficient GPU.

Consumer Products Business

During the first nine months of fiscal year 2009, we launched the NVIDIA APX 2500 application processor.  The Tegra APX 2500 is a computer-on-a-chip designed to meet the growing multimedia demands of today's mobile phone and entertainment user.  We believe that the mobile application processor is an area where we can add a significant amount of value and we also believe it represents a revenue growth opportunity.

During the second quarter of fiscal year 2009, we launched the Tegra 600 and 650 that represent a single-chip heterogeneous computer architecture designed for low-power mobile computing devices.

Restructuring Charges

On September 18, 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During the third quarter of fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.3 million. The remaining accrual of $0.8 million as of October 26, 2008 relates to severance and benefits payments, which are expected to be paid over the fourth quarter of fiscal year 2009.  We anticipate that the expected decrease in operating expenses from this action will be offset by continued investment in strategic growth areas.

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

In July 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

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

        In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

Dependence on PC market

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products.   For the first nine months of fiscal year 2009, sales of our desktop GPU and memory products decreased approximately 11% and 53%, respectively, as compared to the first nine months of fiscal year 2008.  Changes in demand for our products could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

Seasonality

Historically, we have seen stronger revenue in the second half of our fiscal year than in the first half of our fiscal year, primarily due to back-to-school and holiday demand. While our revenue has generally followed this seasonal trend, there can be no assurance that this trend will continue. Our revenue outlook for the fourth quarter of fiscal year 2009 includes a wider than typical range due to the uncertainty regarding how the current economic environment will impact our business. We expect revenue to decline slightly during the fourth quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2009.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

We report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products; the PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and mGPU products; and our CPB, which is comprised of our Tegra and GoForce mobile brands and products that support handheld PMPs, PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, restructuring charges and corporate marketing expenses, which total $88.5 million and $66.2 million for third quarter of fiscal years 2009 and 2008, respectively, and total $245.4 million and $197.0 million for the first nine months of fiscal years 2009 and 2008, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.0	53.8	64.9	54.4
Gross profit	41.0	46.2	35.1	45.6
Operating expenses:
Research and development	23.7	16.1	21.9	17.1
Sales, general and administrative	10.1	7.9	9.4	8.6
Restructuring charges	0.9	-	0.3	-
Total operating expenses	34.7	24.0	31.6	25.7
Operating income	6.3	22.2	3.5	19.9
Interest and other income, net	0.5	1.7	0.8	1.6
Income before income tax expense (benefit)	6.8	23.9	4.3	21.5
Income tax expense (benefit)	(0.1)	2.8	0.3	2.8
Net income	6.9%	21.1%	4.0%	18.7%

Three and nine months ended October 26, 2008 and October 28, 2007

Revenue

Revenue was $897.7 million for our third quarter of fiscal year 2009, compared to $1.12 billion for our third quarter of fiscal year 2008, which represents a decrease of 20%.  Revenue was $2.94 billion for the first nine months of fiscal year 2009 and $2.90 billion for the first nine months of fiscal year 2008, which represented an increase of 2%.  We expect revenue to decline slightly during the fourth quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2009. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue decreased by 33% to $461.5 million in the third quarter of fiscal year 2009, compared to $689.9 million for the third quarter of fiscal year 2008. This decrease was primarily due to decreased sales of our desktop GPU  and memory products.  Sales of our desktop GPU and memory products decreased by approximately 42% and 61%, respectively, compared to the third quarter of fiscal year 2008.  These decreases were primarily due to a decline in the Standalone Desktop market segment as reported in the PC Graphics October 2008 Report from Mercury Research, driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products. The decline in revenue during the third quarter of fiscal year 2009 also reflects the impact of average sales price regression we experienced in our desktop GPU products as a result of increased competition. In addition, a decline in our share position caused by increased competition, as also reported in the PC Graphics October 2008 Report from Mercury Research, also contributed to the decrease in our desktop GPU revenue.  Sales of our NVIDIA notebook GPU products in the third quarter of fiscal year 2009 decreased by 2% when compared to the third quarter of fiscal year 2008, as higher unit sales aided by the market move toward notebook PCs were offset by lower average sales prices in the third quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2008.

GPU Business revenue decreased by 5% to $1.67 billion for the first nine months of fiscal year 2009 compared to $1.75 billion for the first nine months of fiscal year 2008.  This decrease was primarily due to decreased sales of our desktop GPU and memory products, offset by increased sales of our notebook GPU products.  Sales of our desktop GPU and memory products decreased approximately 11% and 53%, respectively, as compared to the first nine months of fiscal year 2008.  These decreases were primarily due to a decline in the Standalone Desktop market segment as reported in the PC Graphics October 2008 Report from Mercury Research, driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products. The decline in revenue during the first nine months of fiscal year 2009 also reflects the impact of average sales price regression we experienced in our desktop GPU products as a result of increased competition. In addition, a decline in our share position caused by increased competition, as also reported in the PC Graphics October 2008 Report from Mercury Research, also contributed to the decrease in our desktop GPU revenue. Sales of our NVIDIA notebook GPU products increased approximately 34% when compared to the first nine months of fiscal year 2008, due primarily to higher unit sales aided by the market move toward notebook PCs over desktop PCs.

PSB. PSB revenue increased by 31% to $199.3 million in the third quarter of fiscal year 2009, compared to $152.2 million for the third quarter of fiscal year 2008.  PSB revenue increased by 39% to $582.4 million for the first nine months of fiscal year 2009 as compared to $420.4 million for the first nine months of fiscal year 2008.  Our NVIDIA professional workstation product sales increased due to an overall increase in shipments of boards and chips as compared to the third quarter and first nine months of fiscal year 2008 due to strong demand and our transition from previous generations of NVIDIA Quadro professional workstation products to GeForce 8-based and GeForce 9-based products. Sales of NVIDIA Quadro CX for Adobe’s CS4 software, which we launched in the third quarter of fiscal year 2009, also contributed towards the increase in sales in the third quarter and first nine months of fiscal year 2009.

MCP Business. MCP Business revenue of $197.6 million in the third quarter of fiscal year 2009 was relatively flat when compared to revenue of $198.2 million for the third quarter of fiscal year 2008.  A decrease in sales of our AMD-based platform products was offset by an increase in sales of our Intel-based platform products as compared to the third quarter of fiscal year 2008.

MCP Business revenue increased by 10% to $559.4 million for the first nine months of fiscal year 2009 as compared to $508.0 million for first nine months of fiscal year 2008.  The increase was a result of an approximately 230% increase in sales of our Intel-based platform products while sales of our AMD-based platform products decreased by 19% as compared to the first nine months of fiscal year 2008.

CPB.  CPB revenue decreased by 48% to $34.2 million for the third quarter of fiscal year 2009, compared to $65.9 million for the third quarter of fiscal year 2008.  CPB revenue decreased by 43% to $111.3 million for the first nine months of fiscal year 2009 as compared to $195.3 million for the first nine months of fiscal year 2008. The decline in CPB revenue is primarily driven by a combination of a decrease in revenue from our cell phone products, a decrease in revenue from our contractual development arrangements with Sony Computer Entertainment, or SCE, and a drop in royalties from SCE resulting from a decrease in the number of units shipped due to the transition of the PlayStation3 to a new process node, which took place earlier in the fiscal year.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 83% and 90% of total revenue for the third quarter of fiscal years 2009 and 2008, respectively, and 88% for the first nine months for each fiscal year 2009 and 2008. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Revenue:
Customer A	13%	8%	11%	6%
Customer B	12%	4%	6%	6%
Customer C	4%	10%	6%	9%
Customer D	6%	9%	9%	10%

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

Our gross margin was 41.0% and 46.2% for the third quarter of fiscal years 2009 and 2008, respectively. The decline in gross margin for the third quarter of fiscal year 2009 reflects the impact of average sales price regression we experienced in our desktop GPU products as a result of increased competition. Our gross margin was 35.1% and 45.6% for the first nine months of fiscal years 2009 and 2008, respectively. The decline in gross margin for the first nine months of fiscal year 2009 reflects a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems, as well as the impact of average sales price regression we experienced in our desktop GPU products as a result of increased competition.

We will continue to focus on improving our gross margin. We expect it to remain relatively flat during the fourth quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2009. A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business decreased during the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008, as well as during the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007.  This decrease was primarily due to average sales price regression in our GeForce 9-based and previous generations of desktop products.  Additionally, the gross margin during the first nine months of fiscal year 2009 declined as compared to the first nine months of fiscal year 2008, primarily due to a charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation GPU products used in notebook systems.

PSB. The gross margin of our PSB increased slightly during the third quarter of fiscal year 2009 as compared to the third quarter fiscal year 2008, as well as during the first nine months of fiscal year 2009 as compared to the first nine months of fiscal year 2008.  This increase was primarily due to increased sales of our GeForce 9-based NVIDIA Quadro products, which began selling in the fourth quarter of fiscal year 2008, and GeForce 8-based NVIDIA Quadro products, which generally have higher gross margins than our previous generations of NVIDIA Quadro products.

MCP Business. The gross margin of our MCP Business decreased during the third quarter of fiscal year 2009 as compared to the third quarter fiscal year 2008, as well as during the first nine months of fiscal year 2009 as compared to the first nine months of fiscal year 2008 due to decline in the margins of our AMD and Intel-based products. During the first nine months of fiscal year 2009, gross margins declined primarily due to a charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP products used in notebook systems.

CPB. The gross margin of our CPB increased during the third quarter of fiscal year 2009 as compared to the third quarter fiscal year 2008, as well as during the first nine months of fiscal year 2009 as compared to the first nine months of fiscal year 2008.  This increase was primarily due to changes in the product mix in our CPB product lines.  We experienced greater revenue decline in our lower margin cell phone and other handheld devices product lines as compared to higher margin SCE transactions in the current year.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 26, 2008	October 28, 2007	$ Change	% Change	October 26, 2008	October 28, 2007	$ Change	% Change
	(in millions)				(in millions)
Research and development expenses	$212.4	$179.5	$32.9	18%	$644.1	$495.8	$148.3	30%
Sales, general and administrative expenses	90.3	88.2	2.1	2%	275.8	250.0	25.8	10%
Restructuring charges	8.3	-	8.3	100%	8.3	-	8.3	100%
Total operating expenses	$311.0	$267.7	$43.3	16%	$928.2	$745.8	$182.4	24%
Research and development as a percentage of net revenue	23.7%	16.1%			21.9%	17.1%
Sales, general and administrative as a percentage of net revenue	10.1%	7.9%			9.4%	8.6%

Research and Development

Research and development expenses were $212.4 million and $179.5 million during the third quarter of fiscal years 2009 and 2008, respectively, an increase of $32.9 million, or 18%.  The increase is primarily related to an increase in salaries and benefits by approximately $12.8 million as a result of the net addition of approximately 700 personnel in departments related to research and development functions, offset by lower expenses during the third quarter of fiscal year 2009 related to our variable compensation programs when compared to the third quarter of fiscal year 2008. Development expenses increased by $2.6 million primarily as a result of an increase in prototype materials used and higher engineering consumption.  Stock-based compensation expense increased by $4.1 million primarily because of the impact of new hire and semi-annual stock awards granted subsequent to the third quarter of fiscal year 2008, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009.  Other increases in research and development expenses are primarily related to costs that were driven by personnel growth, including depreciation and amortization, facilities, and computer software and equipment.

Research and development expenses were $644.1 million and $495.8 million in the first nine months of fiscal years 2009 and 2008, respectively, an increase of 148.3 million, or 30%.  The increase is primarily related to an increase in salaries and benefits by approximately $56.9 million as a result of the net addition of approximately 700 personnel in departments related to research and development functions, offset by lower expenses during the first nine months of fiscal year 2009 related to our variable compensation programs when compared to the first nine months of fiscal year 2008. Development expenses increased by $17.5 million primarily as a result of an increase in prototype materials used and higher engineering consumption due to higher volume of activity related to new product introductions in the current fiscal year.  Stock-based compensation expense increased by $14.0 million primarily because of the impact of new hire and semi-annual stock awards granted subsequent to the third quarter of fiscal year 2008, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009.  Other increases in research and development expenses are primarily related to costs that were driven by personnel growth, including depreciation and amortization, facilities, and computer software and equipment.

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

Sales, General and Administrative

Sales, general and administrative expenses were $90.3 million and $88.2 million during the third quarter of fiscal years 2009 and 2008, respectively, an increase of $2.1 million, or 2%.  Labor and related expenses decreased by $8.6 million due a headcount decline of approximately 7% as well as lower expenses during the third quarter of fiscal year 2009 related to our variable compensation programs when compared to the third quarter of fiscal 2008. Outside professional fees increased by $5.6 million primarily due to increased legal fees pertaining to ongoing litigation matters described in Note 13 of the Notes to Condensed Consolidated Financial Statements. Marketing and advertising expenses increased by $8.4 million, primarily due to increased advertising campaign related activities and trade shows in the current quarter. Depreciation and amortization expense increased by $4.7 million primarily due to amortization of intangible assets acquired from our acquisitions of Mental Images and Ageia; and from increased capital expenditures. Stock-based compensation expense increased by $1.3 million primarily due to the impact of new hire and semi-annual stock awards granted subsequent to the third quarter of fiscal year 2008, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009.

        Sales, general and administrative expenses were $275.8 million and $250.0 million for the first nine months of fiscal years 2009 and 2008, respectively, an increase of $25.8 million, or 10%.  Labor and related expenses decreased by $4.8 million or approximately 3%, primarily due to lower expenses during the first nine months of fiscal year 2009 related to our variable compensation programs when compared to the first nine months of fiscal year 2008. Stock-based compensation expense increased by $6.0 million primarily due to the impact of new hire and semi-annual stock awards granted subsequent to the third quarter of fiscal year 2008, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009. Outside professional fees increased by $14.8 million, primarily due to legal fees related to ongoing litigation matters described in Note 13 of the Notes to Condensed Consolidated Financial Statements. Marketing and advertising expenses increased by $15.8 million, primarily due to expenses related to a worldwide sales conference, increased advertising campaign and trade show costs, and other marketing related activities.

        Restructuring Charges

        On September 18, 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During the third quarter of fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.3 million. The remaining accrual of $0.8 million as of October 26, 2008 relates to severance and benefits payments, which are expected to be paid during the fourth quarter of fiscal year 2009.  We anticipate that the expected decrease in operating expenses from this action will be offset by continued investment in strategic growth areas.

        We expect operating expenses to be relatively flat in the fourth quarter of fiscal year 2009 compared to the third quarter of fiscal year 2009.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $9.4 million and $17.4 million in the third quarter of fiscal years 2009 and 2008, respectively, a decrease of $8.0 million.   Interest income was $35.9 million and $46.3 million for the first nine months of fiscal years 2009 and 2008, respectively, a decrease of $10.4 million.  These decreases were primarily a result of the fall in interest rates and our relatively lower balances for cash, cash equivalents, and marketable securities during the first nine months of fiscal year 2009 when compared to the first nine months of fiscal year 2008.

Other Income (expense), net

Other income (expense) was $(5.2) million and $1.5 million in the third quarter of fiscal years 2009 and 2008, respectively, a decrease of $6.7 million.   Other income (expense) was $(12.8) million and $1.3 million for the first nine months of fiscal year 2009 and fiscal year 2008, respectively, a decrease of $14.1 million.  These decreases were primarily due to other than temporary impairment charges of $8.8 million and $9.9 million that we recorded during the three and nine months ended October 26, 2008, respectively.  These charges include $5.6 million towards the other than temporary impairment of our investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund.  Please refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements for further details.

Income Taxes

We recognized income tax expense (benefit) of ($0.7) million and $31.1 million for the third quarters of fiscal year 2009 and 2008, respectively, and $9.8 million and $80.8 million for the first nine months of fiscal years 2009 and 2008, respectively. Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was (1.2%) and 11.7% for the third quarters of fiscal years 2009 and 2008, respectively, and 7.7% and 13.0% for the nine months of fiscal years 2009 and 2008, respectively. Our effective tax rate is lower than the United States federal statutory tax rate of 35.0% due primarily to income earned in lower tax jurisdictions and the U.S. tax benefit of the federal research tax credits available in the respective periods.

Our effective tax rate for the first nine months of fiscal year 2009 of 7.7% was lower than our effective tax rate of 13.0% for the first nine months of fiscal year 2008 due primarily to a favorable impact from the expiration of statutes of limitations in certain non-U.S. jurisdictions and due to the reinstatement of the U.S. federal research tax credit under the Emergency Economic Stabilization Act of 2008, which was signed into law on October 3, 2008 and was retroactive to January 1, 2008.

During the second quarter of fiscal year 2009, the Internal Revenue Service closed its review of our U.S. federal income tax returns for fiscal year 2004 through 2006 with no material changes to our income tax returns as filed.  However, due to net operating losses generated in those and other tax years, we remain subject to future examination of our U.S. federal income tax returns beginning in fiscal year 2002 through fiscal year 2008.  For the first nine months of fiscal year 2009, there have been no other material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 27, 2008.

Liquidity and Capital Resources

	As of October 26, 2008	As of January 27, 2008
	(In millions)
Cash and cash equivalents	$461.3	$727.0
Marketable securities	843.6	1,082.5
Cash, cash equivalents, and marketable securities	$1,304.9	$1,809.5

	Nine Months Ended
	October 26,	October 28,
	2008	2007
	(In millions)
Net cash provided by operating activities	$269.2	$1,017.7
Net cash used in investing activities	$(178.0)	$(335.4)
Net cash used in financing activities	$(356.9)	$(170.0)

As of October 26, 2008, we had $1.30 billion in cash, cash equivalents and marketable securities, a decrease of $504.6 million from $1.81 billion at the end of fiscal year 2008.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities generated cash of $269.2 million and $1,017.7 million during the first nine months of fiscal years 2009 and 2008, respectively. Our operating cash flows decreased due to the decrease in our net income plus the impact of non-cash charges to earnings and deferred income taxes during the comparable periods.  Additionally, changes in operating assets and liabilities resulted in a net decrease in cash flow from operations.  The changes in operating assets and liabilities resulted from the timing of payments to vendors and a significant increase in inventories.  The increase in inventories was due primarily to increases in our newer GPU and MCP products.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisition of businesses and purchases of property and equipment, which includes purchases of property, leasehold improvements for our facilities and intangible assets. Investing activities used cash of $178.0 million and $335.4 million during the first nine months of fiscal years 2009 and 2008, respectively.  Investing activities for the first nine months of fiscal year 2009 used cash of approximately $150.0 million for a property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California.  Capital expenditures also included new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our campus and international offices.  Additionally, we acquired Ageia during the first quarter of fiscal year 2009.  The cash inflow from maturities of marketable securities provided cash of $1.13 billion, which partially offset the expenditures described above.

We expect to spend approximately $40 million to $60 million for capital expenditures that are typical to our business during the remainder of fiscal year 2009, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations. We are also currently evaluating plans to construct a new campus in Santa Clara, California. If we move forward with these plans, we may be required to fund significant construction costs using our cash, cash equivalents and marketable securities. While we expect that we will have sufficient balances of cash, cash equivalents and marketable securities available for this purpose, there is no assurance that we will not need to raise additional debt financing in order to fund this project. Such additional financing, if required, may not be available on favorable terms, or at all.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities used cash of $356.9 million and $170.0 million during the first nine months of fiscal years 2009 and 2008, respectively.  Net cash used by financing activities in the first nine months of fiscal year 2009 was primarily due to $423.6 million paid towards our stock repurchase program, offset by cash proceeds of $66.7 million from common stock issued under our employee stock plans. During the first nine months of fiscal year 2008, we used $374.4 million towards our stock repurchase program, while we received cash proceeds of $204.4 million from common stock issued under our employee stock plans.

Liquidity

Cash generated by operations is used as our primary source of liquidity. Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 26, 2008, we did not have any investments in auction-rate preferred securities. These investments are denominated in United States dollars.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

At October 26, 2008 and January 27, 2008, we had $1.30 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 26, 2008, we were in compliance with our investment policy.  As of October 26, 2008, our investments in government agencies and government sponsored enterprises represented approximately 68% of our total investment portfolio, while the financial sector, which has been negatively impacted by recent market liquidity conditions, accounted for approximately 19%, of our total investment portfolio. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.

We performed an impairment review of our investment portfolio as of October 26, 2008. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Based on our quarterly impairment review and having considered the guidance in Statement of Financial Accounting Standards Staff Position No. 115-1, or FSP No. 115-1, A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, we recorded other than temporary impairment charges of $8.8 million for the three months ended October 26, 2008. These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the International Reserve Fund.  Please refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements for further details. We concluded that our investments were appropriately valued and that except for the $8.8 million impairment charges recognized in the quarter, no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of October 26, 2008.

Net realized gains for the three and nine months ended October 26, 2008 were $0.9 million and $2.1 million, respectively. Net realized gains for the three and nine months ended October 28, 2007 were not significant.  As of October 26, 2008, we had a net unrealized loss of $4.1 million, which was comprised of gross unrealized losses of $7.0 million, offset by $2.9 million of gross unrealized gains.  As of January 27, 2008, we had a net unrealized gain of $10.7 million, which was comprised of gross unrealized gains of $11.1 million, offset by $0.4 million of gross unrealized losses.

As of October 26, 2008, our money market investment in the International Reserve Fund, which was valued at $124.4 million, net of other than temporary impairment charges, was classified as marketable securities in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. We expect to receive the proceeds of our investment in the International Reserve Fund by no later than October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  One customer accounted for approximately 22% of our accounts receivable balance at October 26, 2008. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

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

During the first nine months of fiscal year 2009, we entered into structured share repurchase transactions to repurchase 29.4 million shares for $423.6 million which we recorded on the trade date of the transaction.  Through October 26, 2008, we had repurchased 91.1million shares under our stock repurchase program for a total cost of $1.46 billion.

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

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next 12 months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers’ products;
•	inability to successfully develop and produce in volume production our next-generation products;
•	competitive pressures resulting in lower than expected average selling prices; and
•	new product announcements or product introductions by our competitors

In addition, we may continue to use cash in connection with the acquisition of new businesses or assets and capital expenditures related to our property purchases or property development activities. We are also currently evaluating plans to construct a new campus in Santa Clara, California. If we move forward with these plans, we may be required to fund significant construction costs using our cash, cash equivalents and marketable securities. While we expect that we will have sufficient balances of cash, cash equivalents and marketable securities available for this purpose, there is no assurance that we will not need to raise additional debt financing in order to fund this project. Such additional financing may not be available on favorable terms, or at all.

 For additional factors that could impact our liquidity, please refer to “Item 1A. Risk Factors - Risks Related to Our Business and Products” - Our operating results are unpredictable and may fluctuate, and if our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.”

3dfx Asset Purchase

       During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or the APA to purchase certain graphics chip assets from 3dfx. Under the terms of the APA, the cash consideration due at the closing was $70.0 million, less $15.0 million that was loaned to 3dfx pursuant to a Credit Agreement dated December 15, 2000. The APA also provided, subject to the other provisions thereof, that if 3dfx properly certified that all its debts and other liabilities had been provided for, then we would have been obligated to pay 3dfx one million shares, which due to subsequent stock splits now totals six million shares, of NVIDIA common stock. If 3dfx could not make such a certification, but instead properly certified that its debts and liabilities could be satisfied for less than $25.0 million, then 3dfx could have elected to receive a cash payment equal to the amount of such debts and liabilities and a reduced number of shares of our common stock, with such reduction calculated by dividing the cash payment by $25.00 per share. If 3dfx could not certify that all of its debts and liabilities had been provided for, or could not be satisfied, for less than $25.0 million, we would not be obligated under the APA to pay any additional consideration for the assets.  On April 18, 2001, NVIDIA paid the cash consideration.

 In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx’s bankruptcy estate served his complaint on NVIDIA.  The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us.  On October 13, 2005, the Bankruptcy Court heard the Trustee’s motion for summary adjudication, and on December 23, 2005, denied that motion in all material respects and held that NVIDIA may not dispute that the value of the 3dfx transaction was less than $108 million. The Bankruptcy Court denied the Trustee’s request to find that the value of the 3dfx assets conveyed to NVIDIA was at least $108 million. In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement. The conditional settlement never progressed substantially through the confirmation process.

        On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? The parties completed post-trial briefing on May 25, 2007.  On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court.

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

In July 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

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

         In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding this litigation.

Contractual Obligations

At October 26, 2008, we had outstanding inventory purchase obligations and capital purchase obligations totaling approximately $446 million and approximately $35 million, respectively. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 27, 2008. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of October 26, 2008, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New Accounting Pronouncements

On January 28, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements for all financial assets and liabilities. SFAS No. 157 applies to all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. Please refer to Note 17 of these Notes to these Condensed Consolidated Financial Statements for further details on our fair value measurements.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, or FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP No. 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP No. 157-3 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

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

 In April 2008, the FASB issued FASB Staff Position No. FAS No.142-3, or FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP No. 142-3 will have on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

At October 26, 2008 and January 27, 2008, we had $1.30 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 26, 2008, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

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

As of October 26, 2008, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $3.6 million.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. For instance, we recorded other than temporary impairment charges of $8.8 million during the three months ended October 26, 2008. These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the International Reserve Fund.  Please refer to Note 17 of these Notes to the Condensed Consolidated Financial Statements for further details. As of October 26, 2008, our investments in government agencies and government sponsored enterprises represented approximately 68% of our total investment portfolio, while the financial sector accounted for approximately 19%, of our total investment portfolio. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.  If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $15-$38 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.  During the third quarter of fiscal years 2009 and 2008, the aggregate exchange gain (loss) included in determining net income was $3.3 million and $(0.6) million, respectively. During the first nine months of fiscal years 2009 and 2008, the aggregate exchange loss included in determining net income was $1.8 million and $1.3 million, respectively.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at October 26, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 26, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A.  RISK FACTORS

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of risk factors associated with our business previously disclosed in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 27, 2008.

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

We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours, may provide better performance or additional features not provided by our products, or from companies that provide or intend to provide competing product solutions.  Any of these sources of competition could harm our business. For example, we were the largest supplier of AMD 64 chipsets with 49% segment share in the third quarter of calendar year 2008, as reported in the October 2008  PC Processor and Chipset report from Mercury Research. Decline in demand for our chipsets in the AMD segment for any reason including competition from existing competitors or new market entrants could materially impact our financial results.

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

·	suppliers of GPUs, including MCPs, that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., SIS and VIA Technologies, Inc.;
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

Because the lead-time needed to establish a strategic relationship with a new manufacturing partner could be several quarters, we do not have an alternative source of supply for our products. In addition, the time and effort to qualify a new foundry could result in additional expense, diversion of resources, or lost sales, any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with the third-party manufacturers we use to ensure adequate product supply and competitive pricing to respond to customer demand.

Failure to achieve expected manufacturing yields for our products could negatively impact our financial results and damage our reputation.

 Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, which typically is proprietary to the manufacturer. Low yields may result from either product design or process technology failure.  We do not know a yield problem exists until our design is manufactured.  When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield problems may not be identified until well into the production process. Resolution of yield problems requires cooperation by, and communication between, us and the manufacturer. Because of our potentially limited access to wafer foundry capacity, decreases in manufacturing yields could result in an increase in our costs and force us to allocate our available product supply among our customers. Lower than expected yields could potentially harm customer relationships, our reputation and our financial results.

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

We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our new products to smaller geometry processes. Moreover, we are dependent on our third-party manufacturers to invest sufficient funds in new manufacturing techniques in order to have ample capacity for all of their customers and to develop the techniques in a timely manner. Our product cycles may also depend on our third-party manufacturers migrating to smaller geometry processes successfully and in time for us to meet our customer demands.  Some of our competitors own their manufacturing facilities and may be able to move to a new state of the art manufacturing process more quickly or more successfully than our manufacturing partners.  For example, Intel has released a 45 nanometer chip for desktop computers which it is manufacturing in its foundries.  In addition, in October 2008, AMD and the Advanced Technology Investment Company, a technology investment company backed by the government of Abu Dhabi, announced the establishment of a U.S. headquartered semiconductor manufacturing company that will manufacture AMD’s advance processors. If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted.  If we are forced to use larger geometric processes in manufacturing a product than our competition, our gross margin may be reduced.  The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

We rely on third-party vendors to supply software development tools to us for the development of our new products and we may be unable to obtain the tools necessary to develop or enhance new or existing products.

We rely on third-party software development tools to assist us in the design, simulation and verification of new products or product enhancements. To bring new products or product enhancements to market in a timely manner, or at all, we need software development tools that are sophisticated enough or technologically advanced enough to complete our design, simulations and verifications.  In the past, we have experienced delays in the introduction of products as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. In the future, the design requirements necessary to meet consumer demands for more features and greater functionality from our products may exceed the capabilities of available software development tools.  Unavailability of software development tools may result in our missing design cycles or losing design wins, either of which could result in a loss of market share or negatively impact our operating results.

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

We have a limited number of customers and our sales are highly concentrated.   In the third quarter of fiscal years 2009 and 2008, aggregate sales to significant customers, in excess of 10% of our total revenue, accounted for approximately 25% from two customers and 10% from another customer, respectively.  For the first nine months of fiscal years 2009 and 2008, aggregate sales to customers in excess of 10% of our total revenue accounted for approximately 11% of total revenue from one customer and approximately 10% of our total revenue from another customer, respectively.   Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of original equipment manufacturers, or OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading personal computer, or PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, original design manufacturers, or ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  One customer, Quanta Computer Incorporated, accounted for approximately 22% of our accounts receivable balance at October 26, 2008 and another customer, Asustek Computer Inc., accounted for approximately 12% of our accounts receivable balance at January 27, 2008, respectively.

Difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Risks Related to Our Business and Products

If our products contain significant defects our financial results could be negatively impacted, our reputation could be damaged and we could lose market share.

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field, which could cause our revenue to decline. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results. For example, in July 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and GPU products used in notebook systems. In September and October 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business” for the risk associated with this litigation.

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

In order to maintain or improve our financial results, we will need to continue to identify and develop new products as well as identify and enter new markets.  As our GPUs and other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, average selling prices and gross margins for our GPUs and other processors could decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices, our gross margin and our financial results. We believe the success of our new product introductions will depend on many factors outlined elsewhere in these risk factors as well as the following:

·      market demand for new products and enhancements to existing products;
·      timely completion and introduction of new product designs and new opportunities for existing products;
·      seamless transitions from an older product to a new product;
·      differentiation of our new products from those of our competitors;
·      delays in volume shipments of our products;
·      market acceptance of our products instead of our customers' products; and
·      availability of adequate quantity and configurations of various types of memory products.

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

The success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, add-in board and motherboard manufacturers, is an integral part of our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers’ new system configurations. This requires that we:

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

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We have increased our engineering and technical resources and had 3,710 and 3,020 full-time employees engaged in research and development as of October 26, 2008 and October 28, 2007, respectively.  Research and development expenditures were $212.4 million and $179.5 million for the third quarter of fiscal years 2009 and 2008, respectively, and $644.1 million and $495.8 million for the first nine months of fiscal years 2009 and 2008, respectively.  Research and development expenses included non-cash stock-based compensation expense of $22.7 million and $18.7 million for the third quarter of fiscal years 2009 and 2008, respectively, and $71.5 million and $57.5 million for the first nine months of fiscal years 2009 and 2008, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

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
                  ·
   During the third quarter of fiscal year 2009, our gross margin declined to 41% as compared to 46.2% during the third quarter of fiscal year 2008 and increased from 16.8% for the second quarter of fiscal year 2009. The decline in gross margin in the second quarter of fiscal year 2009 reflects a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems, as well as the impact of average sales price regression we experienced in our desktop GPU products as a result of increased competition. If we do not correctly forecast the impact of any of the relevant factors on our business, there may not be any actions we can take or we may not be able to take any possible actions in time to counteract any negative impact on our gross margin. In addition, if we are unable to meet our gross margin target for any period or the target set by analysts, the trading price of our common stock may decline.

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

 We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

·	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
·	difficulty in operating in a new or multiple new locations;
·	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;
·	difficulty in realizing the potential financial or strategic benefits of the transaction;
·	difficulty in maintaining uniform standards, controls, procedures and policies;
·	disruption of or delays in ongoing research and development efforts;
·	diversion of capital and other resources;
·	assumption of liabilities;
·	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
·	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and
·	impairment of relationships with employees and customers, or the loss of any of our key employees or customers our target’s key employees or customers, as a result of our acquisition or investment.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we make an investment in cash or use cash to pay for all or a portion of an acquisition, our cash reserves would be reduced which could negatively impact the growth of our business or our ability to develop new products. However, if we pay the consideration with shares of common stock, or convertible debentures, the holdings of our existing stockholders would be diluted. The significant decline in the trading price of our common stock would make the dilution to our stockholders more extreme and could negatively impact our ability to pay the consideration with shares of common stock or convertible debentures. We cannot forecast the number, timing or size of future strategic investments or acquisitions, or the effect that any such investments or acquisitions might have on our operations or financial results.

We are dependent on key employees and the loss of any of these employees could negatively impact our business.

Our future success and ability to compete is substantially dependent on our ability to identify, hire, train and retain highly qualified key personnel.  The market for key employees in the semiconductor industry can be competitive.  None of our key employees is bound by an employment agreement, meaning our relationships with all of our key employees are at will.  The loss of the services of any of our other key employees without an adequate replacement or our inability to hire new employees as needed could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.

In September 2008, we reduced our global workforce by approximately 6.5% as part of our efforts to allow continued investment in strategic growth areas.  This reduction in our workforce may impair our ability to recruit and retain qualified employees of our workforce as a result of a perceived risk of future workforce reductions.  Employees, whether or not directly affected by the reduction, may also seek future employment with our business partners, customers or competitors.   In addition, we rely on stock-based awards as one means for recruiting, motivating and retaining highly skilled talent.  If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.  The significant decline in the trading price of our common stock has resulted in the exercise price of a significant portion of our outstanding options to significantly exceed the current trading price of our common stock, thus lessening the effectiveness of these stock-based awards.  We may not continue to successfully attract and retain key personnel which would harm our business.

Our operating expenses are relatively fixed and we may not be able to reduce operating expenses quickly in response to any revenue shortfalls.

Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 34% and 24% of our total revenue for the third quarter of fiscal years 2009 and 2008, respectively, and 31% and 26% for the first nine months of fiscal years 2009 and 2008, respectively.  Operating expenses included stock-based compensation expense of $34.8 million and $29.4 million for the third quarter of fiscal years 2009 and 2008, respectively, and $110.8 million and $90.8 million for the first nine months of fiscal years 2009 and 2008, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter as was the case in the second quarter of fiscal year 2009.  Further, some of our operating expenses, like non-cash stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results would be negatively impacted.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards.  Stock-based compensation expense resulting from our compliance with SFAS No. 123(R), included $38.4 million and $32.0 million for the third quarter of fiscal years 2009 and 2008, respectively, and  $120.9 million and $98.9 million for the first nine months of fiscal years 2009 and 2008, respectively, which negatively impacted our operating results.  We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

Under accounting principles generally accepted in the United States, we review our amortizable intangible assets and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. For example, during the nine months ended October 26, 2008, our market capitalization declined from approximately $14 billion to approximately $4 billion. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations.

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

Risks related to Market Conditions

Global economic conditions could reduce demand for our products, adversely impact our customers and suppliers and harm our business.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. For example, during the third quarter of fiscal 2009, we recorded impairment charges of $8.8 million for the third quarter of fiscal year 2009. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

We are exposed to credit risk, fluctuations in the market values of our portfolio investments and in interest rates.

  Future declines in the market values of our cash, cash equivalents and marketable securities could have a material adverse effect on our financial condition and operating results.  At October 26, 2008 and January 27, 2008, we had $1.30 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 26, 2008, we did not have any investments in auction-rate preferred securities.  As of October 26, 2008, our investments in the financial sector, which has been negatively impacted by recent market liquidity conditions, and government agencies including government-sponsored enterprises accounted for approximately 19% and 68%, respectively, of our total investment portfolio. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors.  As a result, the value or liquidity of our cash, cash equivalents and marketable securities could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results. For example, during the third quarter of fiscal 2009, we recorded impairment charges of $8.8 million for the third quarter of fiscal year 2009. These charges include $5.6 million towards the other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund.  Please refer to Note 17 of the Notes to Condensed Consolidated Financial Statements for further detail.  As of October 26, 2008, our money market investment in the International Reserve Fund, which was valued at $124.4 million, net of other than temporary impairment charges, was classified as marketable securities in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. We expect to receive the proceeds of our investment in the International Reserve Fund by no later than October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds. In addition, we may determine that further impairment of our investment in the International Reserve Fund may be necessary.

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

Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, or uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, following our announcement on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second fiscal quarter, the trading price of our common stock declined.  In September 2008, several putative class action lawsuits were filed against us relating to this announcement.  Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding these lawsuits. Due to changes in the potential volatility of our stock price, we may be the target of securities litigation in the future. Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States.  We generated 83% and 90% of our revenue for the third quarter of fiscal years 2009 and 2008, respectively, and 88% of our revenue for the first nine months of each fiscal year 2009 and 2008, from sales to customers outside the United States and other Americas. As of October 26, 2008, we had offices in thirteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, PMPs, PDAs, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised approximately 73% and 80% of our revenue for the third quarter of fiscal years 2009 and 2008, respectively, and 76% and 78% of our revenue during the first nine of fiscal years 2009 and 2008, respectively.  As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, PMP, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

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

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. During the third quarter of fiscal year 2009, sales of our desktop GPU products decreased by approximately 42% compared to the third quarter of fiscal year 2008.  These decreases were primarily due to the Standalone Desktop GPU market segment decline as reported in the latest PC Graphics October 2008 Report from Mercury Research.   Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

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

Risks Related to Regulatory, Legal and Other Matters

We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

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

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from this litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

The ongoing civil actions or any new actions relating to the market for GPUs could adversely affect our business.

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to GPUs and cards. On October 10, 2008, the DOJ formally notified us that the DOJ investigation had been closed. No specific allegations were made against NVIDIA during the investigation.

Several putative civil complaints were filed against us by direct and indirect purchasers of GPUs, asserting federal antitrust claims based on alleged price fixing, market allocation, and other alleged anti-competitive agreements between us and ATI Technologies, ULC., or ATI, and Advanced Micro Devices, Inc., or AMD, as a result of its acquisition of ATI.  The indirect purchasers’ consolidated amended complaint also asserts a variety of state law antitrust, unfair competition and consumer protection claims on the same allegations, as well as a common law claim for unjust enrichment.

In September 2008, we executed a settlement agreement, or the Agreement, in connection with the claims of the certified class of direct purchaser plaintiffs.  The Agreement is subject to court approval and, if approved, would dispose of all claims and appeals raised by the certified class in the complaints against NVIDIA. In addition, in September 2008, we reached a settlement agreement with the remaining individual indirect purchaser plaintiffs that provides for a dismissal of all claims and appeals related to the complaints raised by the individual indirect purchaser plaintiffs. This settlement is not subject to the approval of the court. While we expect the courts to approve the settlement agreement with the direct purchasers, there can be no assurance that it will approved.  If the settlement agreement is not approved we may be required to pay damages or penalties or have other remedies imposed on us that could harm our business. In addition, additional parties may bring claims against us relating to the potential antitrust violations related to GPUs and cards. If additional claims are brought against us, such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from this litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

The matters relating to the Board of Director’s, or Board’s,  review of our historical stock option granting practices and the restatement of our consolidated financial statements have resulted in litigation, which could harm our financial results.

On August 10, 2006, we announced that the Audit Committee of our Board, with the assistance of outside legal counsel, was conducting a review of our stock option practices covering the time from our initial public offering in 1999, our fiscal year 2000, through June 2006. The Audit Committee reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, we recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants.  Ten derivative complaints were filed in state and federal court pertaining to allegations relating to stock option grants. In September 2008, we entered into Memoranda of Understanding regarding the settlement of the stockholder derivative lawsuits.  In November 2008, the definitive settlement agreements were concurrently filed in the Chancery Court of Delaware and the United States District Court Northern District of California and are subject to approval by both such courts.  The settlement agreements do not contain any admission of wrongdoing or fault on the part of NVIDIA, our board of directors or executive officers.  While we expect the courts to approve the settlement agreements, there can be no assurance that they will approved.  If the settlement agreements are not approved we may be required to pay damages or penalties or have other remedies imposed on us that could harm our business.

Government investigations and inquiries from regulatory agencies could lead to enforcement actions, fines or other penalties and could result in litigation against us.

We have been subject to government investigations and inquiries from regulatory agencies.  For example, on November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to GPUs and cards. On October 10, 2008, the DOJ formally notified us that the DOJ investigation had been closed. No specific allegations were made against NVIDIA during the investigation. In addition, in late August 2006, the Securities and Exchange Commission, or SEC initiated an inquiry related to our historical stock option grant practices. On October 26, 2007, the SEC formally notified us that the SEC's investigation concerning our historical stock option granting practices had been terminated and that no enforcement action was recommended. We may be subject to government investigations and receive additional inquiries from regulatory agencies in the future, which may lead to enforcement actions, fines or other penalties.

In the past, litigation has often been brought against a company in connection with the announcement of a government investigation or inquiry from a regulatory agency.  For example, following the announcement of the DOJ investigation, several putative civil complaints were filed against us. In addition, following our Audit Committee’s investigation and the SEC’s investigation concerning our historical stock option granting practices, ten derivative complaints were filed in state and federal court pertaining to allegations relating to stock option grants.  Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding these lawsuits. Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

In the first nine months of fiscal year 2009, we used approximately $150.0 million of our cash to purchase real property in Santa Clara, California that includes approximately 25 acres of land and ten commercial buildings.  We also own real property in China and India.  We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

·	the possibility of environmental contamination and the costs associated with fixing any environmental problems;
·	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;
·	increased cash commitments for the possible construction of a campus;
·	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;
·	increased operating expenses for the buildings or the property or both;
·	possible disputes with third parties, such as neighboring owners or others, related to the buildings or the property or both; and
·
the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and or other natural disasters.

        We may need to raise additional capital to fund the construction of a new campus, which may not be available on favorable terms, or at all.

Currently, we are considering construction of a new campus in Santa Clara, California.  If we move forward with our plans, we will spend a significant amount for materials and related construction costs. If we are unable to control our construction related expenses or costs or such costs are higher than we anticipate, we may not have sufficient balances of cash, cash equivalents and marketable securities to fund our operations.  As a result, we may need to raise additional financing.  Such additional financing may not be available on favorable terms, or at all.  Use of our available funds may also prevent us from making other necessary investments in our business such as in research and development of new products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, the manner in which companies and their independent public accounting firms apply these requirements and test companies’ internal controls remains subject to some judgment. To date, we have incurred, and we expect to continue to incur, increased expense and to devote additional management resources to Section 404 compliance. Despite our efforts, if we identify a material weakness in our internal controls, there can be no assurance that we will be able to remediate that material weakness in a timely manner, or that we will be able to maintain all of the controls necessary to determine that our internal control over financial reporting is effective. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

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

Through October 26, 2008, we had repurchased 91.1 million shares under our stock repurchase program for a total cost of $1.46 billion. During the three months ended October 26, 2008, we entered into a structured share repurchase transaction to repurchase 23.1 million shares for $299.7 million which we recorded on the trade date of the transaction.

Period:	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 28, 2008 through August 24, 2008	-	-	-	$1,535,460,657
August 25, 2008 through September 28, 2008	-	-	-	$1,535,460,657
September 29, 2008 through October 26, 2008	23,076,923	$12.99	23,076,923	$1,235,721,129
Total	23,076,923	$12.99	23,076,923

(1) On August 9, 2004, we announced that our Board had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300.0 million. On March 6, 2006, we announced that the Board had approved a $400.0 million increase to the original stock repurchase program. Subsequently, on May 21, 2007, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. Further, on August 12, 2008, we announced that our Board further authorized an additional increase of $1.0 billion to the stock repurchase program. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion on the open market, in negotiated transactions or through structured stock repurchase agreements that may be made in one or more larger repurchases.
(2) Represents weighted average price paid per share during the quarter ended October 26, 2008.
(3) As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the three months ended October 26, 2008, we entered into a structured share repurchase transaction to repurchase 23.1 million shares for $299.7 million, which we recorded on the trade date of the transaction.

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

    *  Filed Herewith
    #  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2008
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

    * Filed Herewith
    #  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.