Form 10-K
period 2009-01-25
NVIDIA CORP
filed 2009-03-13
CIK 1045810

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 25, 2009
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 27, 2008 was approximately $6.1 billion (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Select Market, on July 25, 2008). This calculation excludes approximately 26,237,509 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant’s outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of common stock outstanding as of March 6, 2009 was 542,453,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 6, 2009 are incorporated by reference.

NVIDIA CORPORATION

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our Company

   NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphic processing unit, or the GPU, a high-performance processor which generates realistic, interactive graphics on workstations, personal computers, game consoles, and mobile devices. Our products are designed to generate realistic, interactive graphics on consumer and professional computing devices. We serve the entertainment and consumer market with our GeForce graphics products, the professional design and visualization market with our Quadro graphics products, the high-performance computing market with our Tesla computing solutions products, and the handheld computing market with our Tegra computer-on-a-chip products. We have four major product-line operating segments: the GPU business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB.

   Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of nForce core logic and motherboard GPU, or mGPU products. Our CPB is comprised of our Tegra and GoForce mobile brands and products that support netbooks, personal navigation devices, or PNDs, handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

   We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-K.

   GPU Business

   Our GPU business is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products. Our GPU business is focused on Microsoft Windows and Apple PC platforms.  GeForce GPUs power PCs made by or distributed by most PC OEMs in the world for desktop PCs, notebook PCs, PCs loaded with Windows Media Center and media extenders such as the Apple TV.  GPUs enhance the user experience for playing video games, editing photos, viewing and editing videos and high-definition, or HD, movies. GPUs also enable the rich visual user interfaces of the Windows Vista and Apple OS X operating systems. The combination of the programmable Unified Shader GPU with Microsoft Corporation’s, or Microsoft’s, DirectX 10 high-level shading language is known as DirectX 10 GPUs. Combined with the ability to directly access the GPU via the new Windows Vista applications from Microsoft Office to Web 2.0, applications can now incorporate improved quality through 3D effects.

   We believe we are in an era where visual computing is becoming increasingly important to consumers and other end users of our products. Our strategy is to promote our GeForce brand as one of the most important processors through technology leadership, increasing programmability, and great content experience.  In fiscal year 2009, our strategy was to extend our architectural and technology advantage with our GeForce GPUs.

   The GeForce GTX 280 and 260 GPU products that we launched during fiscal year 2009 represent the second-generation of our unified architecture. Based on a comparison between the GeForce GTX 280 and the GeForce 8800 Ultra in a variety of benchmarks and resolutions, the GeForce GTX 280 and 260 GPUs deliver 50 percent more gaming performance over the GeForce 8800 Ultra GPU. Other significant product launches during fiscal year 2009 included the GeForce 9600 GT, which provides more than double the performance of our GeForce 8600 GTS product; the GeForce 9800 GX2, which provides a new dual GPU board featuring Quad Scalable Link Interface, or SLI, technology; and the GeForce 9800 GTX, which is a flexible GPU that supports both two-way and three-way SLI technology.

   We also launched the GeForce GTX 295 and GeForce GTX 285 which were designed based on Compute Unified Device Architecture, or CUDA, technology.  The GeForce GTX 295 is among the world’s fastest dual GPU solutions featuring the power of two GeForce GTX 200 GPUs on a single card. The GeForce GTX 285 is among the world’s most powerful single GPU solution and works efficiently in complex DirectX 10 environments with extreme HD resolutions. We also shipped notebook products from the GeForce 100M Series, which includes the GeForce G105M and the GeForce G110M to meet the performance demands of today’s visual computing applications.  The GeForce G105M is over 55 percent faster than our previous product in the mainstream segment, while the GeForce G110M is 35 percent faster than our previous mainstream GPU.

    In fiscal year 2009, we completed our acquisition of Ageia Technologies, Inc., or Ageia, an industry leader in gaming physics technology. Ageia's PhysX software is widely adopted in several PhysX-based games that are shipping or in development on Sony Playstation 3, Microsoft Xbox 360, Nintendo Wii, and gaming PCs. We believe that the combination of the GPU and physics engine brands  result in an enhanced visual experience for the gaming world. Subsequent to our acquisition of Ageia, we launched the GeForce 9800 GTX+, GeForce 9800 GT, and GeForce 9500 GT GPUs, which provide support for our PhysX physics engine and CUDA parallel processing across a wide range of price segments. Electronic Arts, THQ and 2K Games, a publishing label of Take-Two Interactive Software, have licensed PhysX technology as a development platform which will be available for use by each of the companies’ studios worldwide.

    Our share of the standalone desktop GPU category decreased from 64% to 63% in fiscal year 2009, according to the December 2007 and December 2008 PC Graphics Report from Mercury Research, respectively. Our share of the standalone notebook category decreased from 75% to 63%, according to the December 2007 and December 2008 PC Graphics Report from Mercury Research, respectively.

    Professional Solutions Business

    Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our Tesla high-performance computing products. Our Quadro brand products are designed to deliver the highest possible level of performance and compatibility for the professional industry.  The Quadro family consists of the Quadro Plex Visual Computing System, or VCS, Quadro FX, Quadro CX and the Quadro Night Vision Systems, or NVS, professional workstation processors. Quadro products are recognized by many as the standard for professional graphics solutions needed to solve many of the world’s most complex visual computing challenges in the manufacturing, entertainment, medical, science, and aerospace industries. NVIDIA Quadro products are fully certified by several software developers for professional workstation applications and are designed to deliver the graphics performance and precision required by professional applications.

   We believe that recent years have experienced an increasing level of global adoption for the computer-aided design approach of product creation.  We have achieved a leading position in the professional graphics category by providing innovative GPU technology, software, and tools that integrate the capabilities of our GPU with a broad array of visualization products.

    During fiscal year 2009, we launched several new Quadro solutions. These included the Quadro FX 3600M Professional, which is among the highest performing notebook GPUs, and the Quadro Plex D Series, a dedicated desk side VCS system that, alternatively, can be configured using two Quadro Plex D systems for a 3U configuration that fits a standard 19” rack environment.  At the SIGGRAPH 2008 conference, the Quadro Plex D2 system set a new milestone in computer graphics by demonstrating the world’s first real-time fully-interactive ray tracer. We also launched five new Quadro FX notebook GPUs that spanned from ultra-high performance to ultra mobility, as well as the Quadro CX, the industry’s first accelerator for Adobe’s Creative Suite 4, or Adobe CS4, content creation software. Adobe CS4 software has added optimization to take advantage of GPU technology.  The Quadro CX is specifically designed to enhance the performance of the Adobe CS4 product line and to give creative professionals the ultimate performance and productivity.

    During fiscal year 2009, we also we launched the Tesla C1060 computing processor and the Tesla S1070 computing system, which is among the first teraflop processors and has a 1U system demonstrating up to four teraflops of performance.  Tesla is a new family of GPU computing products that delivers processing capabilities for high-performance computing applications, and marks our entry into the high-performance computing industry. The Tesla family also consists of the C870 GPU computing processor, the D870 Deskside Supercomputer and the S870 1U Computing Server. We believe we are in an era of GPU computing, where our CUDA parallel processing architecture can accelerate compute-intensive applications by significant multiples over that of a central processing unit, or CPU, alone. NVIDIA CUDA is a general purpose parallel computing architecture that leverages the parallel compute engine in our graphics processing units to solve many complex computational problems in a fraction of the time required on a CPU. There are currently over 25,000 developers around the world using CUDA. In order to program using the CUDA architecture, developers can, today, use C, one of the most widely used high-level programming languages, which can then be run at great performance on a CUDA enabled processor. We expect other languages to be supported in the future, including FORTRAN and C++.

    With CUDA, we are able to speed up general purpose compute-intensive applications like we do for 3D graphics processing.  Developers are able to speed-up algorithms in areas ranging from nano molecular dynamics to image processing, medical image reconstruction and derivatives modeling for financial risk analysis.  Over 100 universities around the world now teach parallel programming with CUDA and many PC OEMs now offer high performance computing solutions with Tesla for use by customers around the world, including Motorola, Chevron, GE Health Care and even General Mills, the consumer products company. Researchers use CUDA to accelerate their time-to-discovery, and popular off-the-shelf software packages are now CUDA accelerated.

    MCP Business

    Our MCP business is comprised of nForce core logic and GeForce mGPU products.   Our nForce and GeForce mGPU families of products address the core logic market.  Core logic is the computer’s “central nervous system,” controlling and directing high speed data between the central processing unit, or CPU, the GPU, storage, and networks.  High quality, long-term reliability, and top performance are key customer demands of core logic suppliers.

    During fiscal year 2008, we announced a new technology named Hybrid SLI. This technology combines the multi-GPU technology with a powerful and energy-efficient engine. When GeForce add-in graphics cards are connected to GeForce mGPUs, Hybrid SLI kicks in, combining their processing power to deliver an improved experience. The technology is application aware so, depending on the processing demands of each application running on the host PC, the discrete GPU may be completely shut down in order to save power.

    During fiscal year 2009, we shipped Hybrid SLI DX10 mGPUs – the GeForce 8000 GPU series.  The GeForce 8000 GPU series includes GeForce Boost Hybrid SLI technology, which is designed to double performance when paired with a GeForce 8 series desktop GPU.  We also extended the reach of SLI technology into the performance category with the launch of our NVIDIA nForce 790i Ultra SLI MCP, a highly rated overclockable platform for Intel Corporation, or Intel, processors. During fiscal year 2009, we launched the GeForce 9M series of notebook GPUs that enables improved performance in notebooks with Hybrid SLI technology and PhysX technology. We also launched SLI for Intel Broomfield CPU platforms.  When paired with the nForce 200 SLI MCP, Intel’s Bloomfield CPU and Tylersburg core logic chipset will deliver NVIDIA three-way SLI technology with up to a 2.8 times performance boost over single graphics card platforms.

    In fiscal year 2009, we launched the GeForce 9400M mGPU along with Apple Inc., or Apple, for their new lineup of Mac notebooks. The GeForce 9400M integrates three complex chips – the northbridge, the input-output network processor, and the GeForce GPU into a single chip and, as a result, significantly improves performance over Intel integrated graphics.  Apple’s MacBook and MacBook Air notebook computers come standard with the GeForce 9400M. Apple’s MacBook Pro notebook computer comes standard with the hybrid combination of two GeForce GPUs - a GeForce 9400M for maximum battery life and a GeForce 9600M GT for high performance mode.  We also launched the GeForce 9400 and 9300 mGPUs for Intel desktop PCs.  These new mGPUs set a new price/performance standard for integrated graphics by combining the power of three different chips into one highly compact and efficient GPU.

    Additionally, in the fourth quarter of fiscal year 2009, we announced the NVIDIA Ion Platform, which combines the GeForce 9400 GPU with the Intel Atom CPU. The combination enables netbooks, small form factor and all-in-one PCs to play rich media and popular games in high definition.

    Our MCP strategy is to bring the benefits of GeForce GPUs to the most price sensitive categories while creating exciting platform architectures like SLI, Hybrid SLI, and Enthusiast System Architecture, or ESA.  ESA is a standard for system information protocol that links a PC system’s various critical components – such as fan, power supply, smart chassis, GPUs, and motherboards.  It enables a unified architecture for applications and users to control and optimize the performance of their system.  SLI, Hybrid SLI, and ESA are examples of how we create architectures that advance the capabilities of the PC.

    Consumer Products Business

    Our CPB is comprised of our Tegra and GoForce mobile brands and products that support netbooks, PMPs,  PDAs, cellular phones and other handheld devices. This business also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

    We believe that mobile devices like phones, music players, and portable navigation devices will increasingly become multi-function, multi-tasking, PCs.  As such, we anticipate the architecture of these devices will increasingly become more consumer PC-like and be capable of delivering all the entertainment and web experiences that end users currently enjoy on a PC, but in a form-factor that fits nicely in their hands.  Our mobile strategy is to create a computer-on-a-chip that enables this experience. NVIDIA Tegra and GoForce mobile products implement design techniques, both inside the chips and at the system level, which result in high performance and long battery life. These technologies enhance visual display capabilities, improve connectivity, and minimize chip and system-level power consumption. NVIDIA Tegra and GoForce products can be found primarily in multimedia cellular phones and other handheld devices.

    During fiscal year 2009, we launched the NVIDIA Tegra APX 2500 computer-on-a-chip.  The NVIDIA Tegra APX 2500 is a computer-on-a-chip designed to meet the growing multimedia demands of today's mobile phone and entertainment user   In February 2009, we announced the NVIDIA Tegra APX 2600 computer-on-a-chip and that we have worked closely with Google, Inc., or Google, and the Open Handset Alliance to unleash Android, an open mobile phone software stack, with the NVIDIA Tegra series of ‘computer-on-a-chip’ processors. The NVIDIA Tegra APX 2600 and 2500 enable a compelling user interface and high-definition video playback for a low-power, visually rich experience, and we expect that these products will be key to building next-generation Microsoft Windows Mobile, Windows CE, and Android-based devices, including smartphones, PNDs, and PMPs.

    Additionally, we also launched the NVIDIA Tegra 600 and 650 products, which are small, advanced, highly-integrated visual computer-on-a-chip products. These products, which represent a single-chip heterogeneous computer architecture designed for low-power mobile computing devices, feature enhanced multimedia functionality—including high definition, or HD, 1080p video and advanced 3D technology—and deliver many times the power efficiency of competing products on a broad range of connected devices.

    Additionally, in the fourth quarter of fiscal year 2009, we also introduced GeForce 3D Vision, a high-definition 3D stereo solution for the home. 3D Vision is a combination of high-tech wireless glasses, a high-power infrared emitter and advanced software that transforms hundreds of PC games into full stereoscopic 3D.

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

    Our objective is to be the leading supplier of performance GPUs, MCPs and computer-on-a-chip products that support netbooks, PNDs, PDAs, PMPs, cellular phones and other handheld devices. Our current focus is on the desktop PC, professional workstation, notebook PC, high-performance computing, application processor, multimedia-rich cellular phone and video game console product lines, and we plan to expand into other product lines. Our strategy to achieve this objective includes the following key elements:

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

    Sustain Technology and Product Leadership in 3D Graphics and HD Video, and Media Communications and Ultra-Low Power.    We are focused on using our advanced engineering capabilities to accelerate the quality and performance of 3D graphics, HD video, media communications and ultra-low power processing in PCs and handheld devices. A fundamental aspect of our strategy is to actively recruit the best 3D graphics and HD video, networking and communications engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, including GPUs for high-performance computing, MCPs and mobile and consumer products that support netbooks, PNDs, PMPs, PDAs, cellular phones and other handheld devices using independent design teams. As we have in the past, we intend to use this strategy to achieve new levels of graphics, networking and communications features and performance and ultra-low power designs, enabling our customers to achieve superior performance in their products.

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

    Revolutionize computing with CUDA and Tesla.  Tesla is a family of GPU computing products that delivers processing capabilities for high-performance computing applications, and marks our entry into the high-performance computing industry. NVIDIA CUDA is a general purpose parallel computing architecture that leverages the parallel compute engine in NVIDIA GPUs to solve many complex computational problems in a fraction of the time required on a CPU. We believe we are in an era of GPU computing, where our CUDA parallel processing architecture can accelerate compute-intensive applications by significant multiples over that of a CPU alone. We are working with developers around the world to adopt and write application programs for the CUDA architecture using C, one of the most widely used high-level programming languages, which can then be run at great execution speeds on a CUDA enabled processor. We expect other languages to be supported in the future, including FORTRAN and C++.  With CUDA, we are able to speed up general purpose compute-intensive applications like we do for 3D graphics processing.  Developers are able to speed-up algorithms in areas ranging from nano molecular dynamics to image processing, medical image reconstruction and derivatives modeling for financial risk analysis.  We are also working with universities around the world who now teach parallel programming with CUDA and we are also working with many PC OEMs who now offer high performance computing solutions with Tesla for use by their customers around the world. Researchers also use CUDA to accelerate their time-to-discovery, and popular off-the-shelf software packages are now CUDA accelerated.

Sales and Marketing

    Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of performance GPUs, MCPs, and applications processors that support netbooks, PNDs, PMPs, PDAs, cellular phones and other handheld devices. Our sales and marketing teams work closely with each industry’s respective OEMs, ODMs, system builders, motherboard manufacturers, add-in board manufacturers and industry trendsetters, collectively referred to as our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist our Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are keys to improving our Channel’s time-to-market, maintaining a high level of customer satisfaction within our Channel and fostering relationships that encourage customers to use the next generation of our products.

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

    Although a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system builders throughout the world.  As a result of our Channel strategy, our sales are focused on a small number of customers. Sales to our largest customer, Hewlett-Packard Company, accounted for 11% of our total revenue for fiscal year 2009.

    To encourage software title developers and publishers to develop games optimized for platforms utilizing our products, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel interact with and visit key software developers to promote and discuss our products, as well as to ascertain product requirements and solve technical problems. Our developer program makes certain that our products are available to developers prior to volume availability in order to encourage the development of software titles that are optimized for our products.

Backlog

    Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as our shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we believe that only a small portion of our backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant. Consequently, we do not believe that a backlog as of any particular date is indicative of future results.

Dependence on PC market

    We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products.  Changes in demand for our products could be large and sudden.  During fiscal year 2009, sales of our desktop GPU products decreased approximately 29% compared to fiscal year 2008.  These decreases were primarily due to the Standalone Desktop and Standalone Notebook GPU market segment decline as reported in the PC Graphics December 2008 Report from Mercury Research.  Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

Seasonality

    Our industry is largely focused on the consumer products market. Historically, we have seen stronger revenue in the second half of our fiscal year than in the first half of our fiscal year, primarily due to back-to-school and holiday demand. This seasonal trend did not occur in fiscal year 2009.  Revenue in the second half of fiscal year 2009 declined by 33% when compared to revenue from the first half of fiscal year 2009. The current recessionary economic environment has created substantial uncertainty in our business. There can be no assurance that the historical seasonal trend will resume in the future.

Manufacturing

    Fabless Manufacturing Strategy

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

    Product Defect

    Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

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

    We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage, which provided us with $8.0 million in related reimbursement during fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

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

    We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business.

Research and Development

    We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics, HD video, audio, ultra-low power communications, storage, and secure networking performance and features is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, MCPs and our consumer products that support netbooks, PNDs, PMPs, PDAs, cellular phones or other handheld devices using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

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

    We substantially increased our engineering and technical resources in fiscal year 2009, and had 3,772 full-time employees engaged in research and development as of January 25, 2009, compared to 3,255 employees as of January 27, 2008 and 2,668 employees as of January 28, 2007. During fiscal years 2009, 2008 and 2007, we incurred research and development expenditures of $855.9 million, $691.6 million and $553.5 million, respectively.

Competition

   The market for GPUs, MCPs, and computer-on-a-chip products that support netbooks, PNDs, PMPs, PDAs, cellular phones or other handheld devices is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, software support, conformity to industry standard Application Programming Interfaces, or APIs, manufacturing capabilities, processor pricing, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

    A significant source of competition is from companies that provide or intend to provide GPU, MCP, and computer-on-a-chip products that support netbooks, PNDs, PMPs, PDAs, cellular phones or other handheld devices. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Currently, Intel, which has greater resources than we do, is working on a multi-core architecture code-named Larrabee, which may compete with our products in various markets.  Intel may also release an enthusiast level discrete GPU based on the Larrabee architecture. Additionally, in fiscal year 2009, Intel also introduced the Intel Atom processor which is designed for lower cost PCs. Intel may also release a second generation of Atom chips by 2010 which is expected to have an improved battery life. The Intel Atom processor may compete with our products that support netbooks, PDAs, cellular phones and other handheld devices.

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
•
suppliers of computer-on-a-chip products that support netbooks, PNDs, PMPs, PDAs, cellular phones or other handheld devices such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd, or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Samsung, Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.; and

•
suppliers of computer-on-a-chip products for handheld and embedded devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments Inc., Qualcomm Incorporated, Marvell, Freescale Semiconductor Inc., Renesas Technology, Samsung, and ST Microelectronics.

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

    If and to the extent we offer products in new markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. For example, in the case of our CPB, our Tegra and GoForce products primarily compete in architecture used in multimedia cellular phones and handheld devices.  We believe that mobile devices like phones, music players, and portable navigation devices will increasingly become more consumer PC-like and be capable of delivering all the entertainment and web experiences in a handheld device. We cannot accurately predict if we will compete successfully in any of the new markets we may enter. If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.

    Our GPU and MCP products are currently used with both Intel and AMD processors.   In February 2009, Intel filed suit against us, related to a patent license agreement that we signed with Intel in 2004. Intel seeks an order from the court declaring that the license does not extend to a new Intel processor architecture and enjoining us from stating that we have licensing rights for this architecture.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with these Intel processors and our competitive position would be harmed.  In addition, in order to continue to sell MCP products for use with these Intel processors we could be required to negotiate a new license agreement with Intel and we may not be able to do so on reasonable terms, if at all.

Patents and Proprietary Rights

    We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our issued patents have expiration dates from April 10, 2009 to October 1, 2028.  We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

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

Employees

   As of January 25, 2009 we had 5,420 employees, 3,772 of whom were engaged in research and development and 1,648 of whom were engaged in sales, marketing, operations and administrative positions. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

   Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.  During the first quarter of fiscal year 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the PSB which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our CPB, which is comprised of our Tegra and GoForce mobile brands and products that support netbooks, PNDs, PMPs, PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices. In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $346.1 million, $266.2 million and $239.6 million for fiscal years 2009, 2008 and 2007, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  Certain prior period amounts have been revised to conform to the presentation of our current fiscal year.

    Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.  The accounting policies for segment reporting are the same as for NVIDIA as a whole.  The information included in Note 16 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K, including financial information by business segment and revenue and long-lived assets by geographic region, is hereby incorporated by reference.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and their positions as of February 27, 2009:

Name	Age	Position
Jen-Hsun Huang	45	President, Chief Executive Officer and Director
David L. White*	53	Executive Vice President and Chief Financial Officer
Ajay K. Puri	54	Executive Vice President, Worldwide Sales
David M. Shannon	53	Executive Vice President, General Counsel and Secretary
Debora Shoquist	54	Executive Vice President, Operations
* On February 27, 2009, we announced that David L. White was appointed as our Executive Vice President and Chief Financial Officer, succeeding Marvin Burkett, whose decision to retire was disclosed in March 2008.

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

    David White joined NVIDIA in February 2009 as Executive Vice President and Chief Financial Officer. From August 2004 to February 2009, Mr. White served as the Executive Vice President of Finance and Chief Financial Officer of Sanmina-SCI Corporation, a global provider of customized, integrated electronics manufacturing services to original equipment manufacturers in the communications, enterprise computing and medical industries and various other end markets. From 2003 to 2004, Mr. White was Senior Vice President and Chief Financial Officer of Asyst Technologies, Inc., a provider of integrated hardware and software automation solutions that enhance semiconductor and flat-panel display manufacturing productivity. Mr. White served as President and Chief Executive Officer of Candescent Technologies Corporation, a developer of field emission display technology for next-generation thin flat-panel displays, and held various other positions, from 1995 to 2002. Mr. White holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Washington.

    Ajay K. Puri joined NVIDIA in December 2005 as Senior Vice President, Worldwide Sales and became Executive Vice President, Worldwide Sales in January 2009. Prior to NVIDIA, he held positions in sales, marketing, and general management over a 22-year career at Sun Microsystems, Inc. Mr. Puri previously held marketing, management consulting, and product development positions at Hewlett-Packard Company, Booz Allen Hamilton Inc., and Texas Instruments Incorporated. Mr. Puri holds an M.B.A. degree from Harvard University, an M.S.E.E. degree from the California Institute of Technology and a B.S.E.E. degree from the University of Minnesota.

    David M. Shannon joined NVIDIA in August 2002 as Vice President and General Counsel. Mr. Shannon became Secretary of NVIDIA in April 2005, a Senior Vice President in December 2005 and an Executive Vice President in January 2009. From 1993 to 2002, Mr. Shannon held various counsel positions at Intel, including the most recent position of Vice President and Assistant General Counsel. Mr. Shannon also practiced for eight years in the law firm of Gibson Dunn and Crutcher, focusing on complex commercial and high-technology related litigation. Mr. Shannon holds B.A. and J.D. degrees from Pepperdine University.

    Debora Shoquist joined NVIDIA in September 2007 as Senior Vice President of Operations and became Executive Vice President of Operations in January 2009.  From 2004 to 2007, Ms. Shoquist served as Senior Vice President of Operations at JDS Uniphase Corporation, a provider of communications test and measurement solutions and optical products for the telecommunications industry. From 2002 to 2004, she served as Senior Vice President and General Manager of the Electro-Optics business at Coherent, Inc., a manufacturer of commercial and scientific laser equipment. Her experience includes her role at Quantum Corporation as the President of the Personal Computer Hard Disk Drive Division. Her experience also includes senior roles at Hewlett-Packard Corporation. She holds a B.S degree in Electrical Engineering from Kansas State University and a B.S. degree in Biology from Santa Clara University.

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

Risks Related to Our Business and Industry

    Global economic conditions have reduced demand for our products, adversely impacted our customers and suppliers and harmed our business.

    Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a continuing risk to our business as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have reduced the demand for our products. Other factors that could depress demand for our products in the future include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have reduced demand for our products and could further harm our business, financial condition and operating results.

    The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. For example, during fiscal year 2009, we recorded impairment charges of $5.6 million related to our money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

    Our business is cyclical in nature and is currently experiencing a severe downturn, which has harmed and may continue to harm our financial results.

    Our business is directly affected by market conditions in the highly cyclical semiconductor industry, which is currently experiencing a severe downturn. The semiconductor industry has been adversely affected by many factors, including the current global downturn, ongoing efforts by our customers to reduce their spending, diminished product demand, increased inventory levels, lower average selling prices, uncertainty regarding long-term growth rates and underlying financial health and increased competition. These factors, could, among other things, limit our ability to maintain or increase our sales or recognize revenue and in turn adversely affect our business, operating results and financial condition.  If our actions to reduce our operating expenses to sufficiently offset these factors during this downturn are unsuccessful, our operating results will suffer.

    Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.

    Demand for many of our revenue components fluctuate and are difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses, sales, general and administrative expenses and restructuring and other charges, represented 36%, 25% and 28% of our total revenue for fiscal years 2009, 2008 and 2007, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter as was the case in the fourth quarter of fiscal year 2009. Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses and restructuring and other charges, represented 66% of our total revenue for the fourth quarter of fiscal year 2009. Further, some of our operating expenses, like stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

    In September 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.0 million. We anticipate that the expected decrease in operating expenses from this action will be offset by continued investment in strategic growth areas. In addition, in response to the current economic environment, we have commenced several cost reduction measures which are designed to reduce our operating expenses and will continue to focus on reducing our operating expenses during fiscal year 2010. Please refer to the discussion in Note 19 to the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for the potential impact of the tender offer on operating expenses during the first quarter of fiscal year 2010.

    Any one or more of the risks discussed in this Annual Report on Form 10-K or other factors could prevent us from achieving our expected future revenue or net income. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. Similarly, the results of any quarterly or full fiscal year period are not necessarily indicative of results to be expected for a subsequent quarter or a full fiscal year. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline. We believe that our quarterly and annual results of operations may continue to be affected by a variety of factors that could harm our revenue, gross profit and results of operations.

    Our failure to estimate customer demand properly could adversely affect our financial results.

    We manufacture our products based on forecasts of customer demand in order to have shorter shipment lead times and quicker delivery schedules for our customers.  As a result, we may build inventories for anticipated periods of growth which do not occur or may build inventory anticipating demand for a product that does not materialize. The current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends. In forecasting demand, we make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory include:

•	if there were a sudden and significant decrease in demand for our products;
•	if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;
•	if we fail to estimate customer demand properly for our older products as our newer products are introduced; or
•	if our competition were to take unexpected competitive pricing actions.

    Any inability to sell products to which we have devoted resources could harm our business. In addition, cancellation or deferral of customer purchase orders could result in our holding excess inventory, which could adversely affect our gross margin and restrict our ability to fund operations. Additionally, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals. We could be subject to excess or obsolete inventories and be required to take corresponding inventory write-downs and/or a reduction in average selling prices if growth slows or does not materialize, or if we incorrectly forecast product demand, which could negatively impact our financial results.

    Conversely, if we underestimate our customers’ demand for our products, our third party manufacturing partners may not have adequate lead-time or capacity to increase production for us meaning that we may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fulfill our customers’ orders on a timely basis, or at all, could damage our customer relationships, result in lost revenue, cause a loss in market share, impact our customer relationships or damage our reputation, any of which could adversely impact our business.

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

    During the fourth quarter of fiscal year 2009, our gross margin declined to 29.4% as compared to 45.7% during the fourth quarter of fiscal year 2008 and decreased from 41.0% from the third quarter of fiscal year 2009. If we do not correctly forecast the impact of any of the relevant factors on our business, there may not be any actions we can take or we may not be able to take any possible actions in time to counteract any negative impact on our gross margin. Additionally, during fiscal year 2009, the revenue and gross margins from our sale of desktop products decreased primarily due to a decline in the Standalone Desktop market segment as reported in the December 2008 PC Graphics Report from Mercury Research. This decline was driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products. If the overall shift in the demand from the consumer continues to shift towards lower priced products, it will have an adverse impact on our gross margin. In addition, if we are unable to meet our gross margin target for any period or the target set by analysts, the trading price of our common stock may decline.

    We are dependent on the personal computer market and its rate of growth in the future may have a negative impact on our business.

    We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop personal computer, or PC, and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. During fiscal year 2009, sales of our desktop GPU products decreased by approximately 29% compared to fiscal year 2008. These decreases were primarily due to the Standalone Desktop GPU market segment decline as reported in the PC Graphics December 2008 Report from Mercury Research.   Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

    If we are unable to compete in the markets for our products, our financial results could be adversely impacted.

    The market for GPUs, MCPs, and computer-on-a-chip products that support netbooks, PNDs, PMPs, PDAs, cellular phones or other handheld devices is intensely competitive and is characterized by rapid technological change, new product introductions, evolving industry standards and declining average selling prices.  We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, software support, conformity to industry standard Application Programming Interface, or APIs, manufacturing capabilities, price of processors, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.  We believe other factors impacting our ability to compete are:

•	product performance;
•	product bundling by competitors with multiple product lines;
•	breadth and frequency of product offerings;
•	access to customers and distribution channels;
•	backward-forward software support;
•	conformity to industry standard application programming interfaces; and
•	manufacturing capabilities.

    A significant source of competition is from companies that provide or intend to provide GPU, MCP, and computer-on-a-chip products that support netbooks, PNDs, PMPs, PDAs, cellular phones or other handheld devices. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes. Currently, Intel Corporation, or Intel, which has greater resources than we do, is working on a multi-core architecture code-named Larrabee, which may compete with our products in various markets.  Intel may also release an enthusiast level discrete GPU based on the Larrabee architecture. Additionally, in fiscal year 2009, Intel also introduced the Intel Atom processor which is designed for lower cost PCs. Intel may also release a second generation of Atom chips by 2010 which is expected to have an improved battery life. The Intel Atom processor may compete with our products that support netbooks, PDAs, cellular phones and other handheld devices.

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
•
suppliers of computer-on-a-chip products that support netbooks, PNDs, PMPs, PDAs, cellular phones or other handheld devices such as AMD, Broadcom, Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd, or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Samsung, Seiko-Epson, Texas Instruments Incorporated, and Toshiba America, Inc.; and

•
suppliers of computer-on-a-chip products for handheld and embedded devices that incorporate multimedia processing as part of their existing solutions such as Broadcom, Texas Instruments Inc., Qualcomm Incorporated, Marvell, Freescale Semiconductor Inc., Renesas Technology, Samsung, and ST Microelectronics.

    If and to the extent we offer products in new markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. For example, in the case of our CPB, our Tegra and GoForce products primarily compete in architecture used in multimedia cellular phones and handheld devices.  We believe that mobile devices like phones, music players, and portable navigation devices will increasingly become more consumer PC-like and be capable of delivering all the entertainment and web experiences in a handheld device. We cannot accurately predict if we will compete successfully in any of the new markets we may enter. If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.

    Our GPU and MCP products are currently used with both Intel and AMD processors.   In February 2009, Intel filed suit against us, related to a patent license agreement that we signed with Intel in 2004. Intel seeks an order from the court declaring that the license does not extend to a new Intel processor architecture and enjoining us from stating that we have licensing rights for this architecture.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with these Intel processors and our competitive position would be harmed.  In addition, in order to continue to sell MCP products for use with these Intel processors we could be required to negotiate a new license agreement with Intel and we may not be able to do so on reasonable terms, if at all.

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

    Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results. For example, in July 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and GPU products used in notebook systems. In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business” for the risk associated with this litigation.

    We are subject to risks associated with international operations which may harm our business.

    We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States.  We generated 87%, 89% and 86% of our revenue for fiscal years 2009, 2008 and 2007, respectively, from sales to customers outside the United States and other Americas. As of January 25, 2009, we had offices in fifteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

    Our international operations in Australia, China, Finland, France, Germany, Hong Kong, India, Japan, Korea, Russia, Singapore, Sweden, Switzerland, Taiwan, and the United Kingdom are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

    If our products do not continue to be adopted by the desktop PC, notebook PC, workstation, high-performance computing, netbook, personal media player, or PMP, personal digital assistant, or PDA, cellular handheld device, and video game console markets or if the demand for new and innovative products in these markets decreases, our business and operating results would suffer.

    Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, netbooks, PMPs, PDAs, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised approximately 75%, 79% and 77% of our revenue during fiscal years 2009, 2008 and 2007, respectively.  As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, netbook, PMP, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

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

    To be successful, we must also enter new markets or develop new uses for our future or existing products. We cannot accurately predict if our current or existing products or technologies will be successful in the new opportunities or markets that we identify for them or that we will compete successfully in any new markets we may enter. For example, we have developed products and other technology in order for certain general-purpose computing operations to be performed on a GPU rather than a CPU.  This general purpose computing, which is often referred to as GP computing, was a new use for the GPU which had been entirely used for graphics rendering.  During fiscal year 2008, we introduced our NVIDIA Tesla family of products, which was our entry into the high-performance computing industry, a new market for us.  We also offer our CUDA software development solution, which is a C language programming environment for GPUs, that allows parallel computing on the GPU by using standard C language to create programs that process large quantities of data in parallel.  Some of our competitors, including Intel, are now developing their own solutions for the discrete graphics and computing markets. Our failure to successfully develop, introduce or achieve market acceptance for new GPUs, other products or other technologies or to enter into new markets or identify new uses for existing or future products, could result in rapidly declining average selling prices, reduced demand for our products or loss of market share any of which could cause our revenue, gross margin and overall financial results to suffer.

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

    If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We had 3,772 full-time employees engaged in research and development as of January 25, 2009, compared to 3,255 employees as of January 27, 2008 and 2,668 employees as of January 28, 2007, respectively.  Research and development expenditures were $855.9 million, $691.6 million and $553.5 million, for fiscal years 2009, 2008 and 2007, respectively.  Research and development expenses included stock-based compensation expense of $98.0 million, $76.6 million and $70.1 million for fiscal years 2009, 2008 and 2007, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could further decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development.

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

    We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. Future declines in the market values of our cash, cash equivalents and marketable securities could have a material adverse effect on our financial condition and operating results.  However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our Consolidated Statements of Operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary.

    At January 25, 2009 and January 27, 2008, we had $1.26 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of January 25, 2009, we did not have any investments in auction-rate preferred securities.  As of January 25, 2009, our investments in government agencies and government sponsored enterprises represented approximately 71% of our total investment portfolio, while the financial sector accounted for approximately 17% of our total investment portfolio.

    The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. For instance, we recorded other than temporary impairment charges of $9.9 million during fiscal year 2009. These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund; $2.5 million related to a decline in the value of publicly traded equity securities and $1.8 million related to debt securities held by us that were issued by companies that have filed for bankruptcy as of January 25, 2009.  Please refer to Note 17 of these Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further details. Subsequent to year-end, on January 30, 2009, we received $84.4 million from the International Reserve Fund. This was our portion of a payout of approximately 65% of the total assets of the Fund. Each shareholder’s percentage of this distribution was determined by dividing the shareholder’s total unfunded redeemed shares by the aggregate unfunded redeemed shares of the Fund, which was then used to calculate the shareholder’s pro rata portion of this distribution. We expect to receive the proceeds of our remaining investment in the International Reserve Fund, excluding the $5.6 million that we have recorded as an other than temporary impairment, by no later than October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds. In addition, we may determine that further impairment of our investment in the International Reserve Fund may be necessary.

Risks Related to Our Partners and Customers

    We depend on foundries to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

    We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Corporation, or TSMC, to manufacture our semiconductor wafers using their state-of-the-art fabrication equipment and techniques. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any minimum quantity of product at any time or at any set price, except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation.

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

           We have a limited number of customers and our sales are highly concentrated.   For fiscal years 2009, 2008 and 2007, aggregate sales to customers in excess of 10% of our total revenue accounted for approximately 11% of total revenue from one customer and approximately 10% and 12% of our total revenue from another customer, respectively.   Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of original equipment manufacturers, or OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, original design manufacturers, or ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

       Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

     Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 38% of our accounts receivable balance from three customers at January 25, 2009 and approximately 12% of our accounts receivable balance from one customer at January 27, 2008.

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

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

    We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

    During the second fiscal quarter of 2009, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems.  The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates.  While we have not been able to determine a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage, which provided us with $8 million in related reimbursement during fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

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

    In November 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ's investigation into potential antitrust violations related to GPUs and cards. In October 2008, the DOJ formally notified us that the DOJ investigation had been closed. No specific allegations were made against NVIDIA during the investigation.

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

    The matters relating to the Board of Director’s review of our historical stock option granting practices and the restatement of our consolidated financial statements have resulted in litigation, which could harm our financial results.

    In August 2006, we announced that the Audit Committee of our Board, with the assistance of outside legal counsel, was conducting a review of our stock option practices covering the time from our initial public offering in 1999, our fiscal year 2000, through June 2006. The Audit Committee reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, we recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants.  Ten derivative complaints were filed in state and federal court pertaining to allegations relating to stock option grants. In September 2008, we entered into Memoranda of Understanding regarding the settlement of the stockholder derivative lawsuits.  In November 2008, the definitive settlement agreements were concurrently filed in the Chancery Court of Delaware and the United States District Court Northern District of California and are subject to approval by both such courts.  The settlement agreements do not contain any admission of wrongdoing or fault on the part of NVIDIA, our board of directors or executive officers.  While we expect the courts to approve the settlement agreements, there can be no assurance that they will approved.  If the settlement agreements are not approved we may be required to pay damages or penalties or have other remedies imposed on us that could harm our business.

    We are a party to other litigation, including patent litigation, which, if determined adversely to us, could adversely affect our cash flow and financial results.

    We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with Intel Corporation, Rambus Corporation and with various parties related to our acquisition of 3dfx in 2001. Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further detail on these lawsuits. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

    Litigation to defend against alleged infringement of intellectual property rights or to enforce our intellectual property rights and the outcome of such litigation could result in substantial costs to us.

    We expect that as the number of issued hardware and software patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may increase. We may in the future become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or by our customers that we have agreed to indemnify them for certain claims of infringement.

    An unfavorable ruling in any such intellectual property related litigation could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

    In addition, in the future, we may need to commence litigation or other legal proceedings in order to:

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

    In the past, we have been subject to government investigations and inquiries from regulatory agencies such as the DOJ and the SEC.  We may be subject to government investigations and receive additional inquiries from regulatory agencies in the future, which may lead to enforcement actions, fines or other penalties.

    In addition, litigation has often been brought against a company in connection with the announcement of a government investigation or inquiry from a regulatory agency.  For example, following the announcement of the DOJ investigation, several putative civil complaints were filed against us. In addition, following our Audit Committee’s investigation and the SEC’s investigation concerning our historical stock option granting practices, ten derivative complaints were filed in state and federal court pertaining to allegations relating to stock option grants.  Please refer to Note 12 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding these lawsuits. Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

    We are subject to the risks of owning real property.

    In fiscal year 2009, we used approximately $183.8 million of our cash to purchase real property in Santa Clara, California that includes approximately 25 acres of land and ten commercial buildings.  We also own real property in China and India.  We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;
•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;
•	the risk of loss if we decide to sell and are not able to recover all capitalized costs;
•	increased cash commitments for the possible construction of a campus;
•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;
•	increased operating expenses for the buildings or the property or both;
•	possible disputes with third parties, such as neighboring owners or others, related to the buildings or the property or both; and
•
the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and or other natural disasters.

    Expensing employee equity compensation adversely affects our operating results and could also adversely affect our competitive position.

    Since inception, we have used equity through our stock option plans and our employee stock purchase program as a fundamental component of our compensation packages. We believe that these programs directly motivate our employees and, through the use of vesting, encourage our employees to remain with us.

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards.  Stock-based compensation expense resulting from our compliance with SFAS No. 123(R), was $162.7 million, $133.4 million and $116.7 million for fiscal years 2009, 2008 and 2007, respectively, which negatively impacted our operating results.  Additionally, on February 11, 2009, we announced that our Board of Directors approved a cash tender offer for certain employee stock options. The tender offer commenced on February 11, 2009 and expired at 12:00 midnight (Pacific Time) on March 11, 2009. As of January 25, 2009, there were approximately 33.1 million options eligible to participate in the tender offer. If all these options were tendered and accepted in the offer, the aggregate cash purchase price for these options would be approximately $92.0 million. As a result of the tender offer, we may incur a non-recurring charge of up to approximately $150.0 million if all of the unvested eligible options are tendered. This charge would be reflected in our financial results for the first fiscal quarter of fiscal year 2010 and represents stock-based compensation expense, consisting of the remaining unamortized stock-based compensation expense associated with the unvested portion of the eligible options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, if any, plus associated payroll taxes and professional fees. We are currently tallying information on the number of options tendered under the offer to determine the actual aggregate cash to be paid in exchange for the cancellation of the eligible options and the non-recurring charge to be incurred pertaining to the unvested eligible options that have been tendered. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

    Under accounting principles generally accepted in the United States, we review our amortizable intangible assets and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. For example, during the twelve months ended January 25, 2009, our market capitalization declined from approximately $14 billion to approximately $4 billion. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations.

    Our stock price continues to be volatile and investors may suffer losses.

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

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, following our announcement in July 2008 that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second fiscal quarter of 2009, the trading price of our common stock declined.  In September, October and November 2008, several putative class action lawsuits were filed against us relating to this announcement.  Please refer to Note 12 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding these lawsuits. Due to changes in the potential volatility of our stock price, we may be the target of securities litigation in the future. Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

    Our headquarters complex is located in Santa Clara, California. During fiscal year 2009, we purchased property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California for approximately $194.8 million of which we occupy four buildings, sublease two buildings, and four are unoccupied.  Our original plans for the purchased property included constructing a new campus on the site. We are currently re-evaluating those plans. Additionally, our corporate campus is comprised of seven other leased buildings with four used primarily as office buildings, one used as warehouse space, and the other two used primarily as lab space. We also entered into a lease for data center space in Santa Clara in fiscal year 2009.

    Outside of Santa Clara, we lease space in Marina Del Rey, San Jose and San Francisco, California; Austin and Houston, Texas; Beaverton and Portland, Oregon; Bedford, Massachusetts; Bellevue and Bothell, Washington; Madison, Alabama; Durham, North Carolina; Greenville, South Carolina; Salt Lake City, Utah; St. Louis, Missouri; and Fort Collins and Boulder, Colorado. These facilities are used as design centers and/or sales and administrative offices.

    Outside of the United States, we lease space in Hsin Chu City, Taiwan; Tokyo, Japan; Seoul, Korea; Beijing and Shanghai, China; Wanchai, and Shatin, New Territories, Hong Kong; Mumbai, India; Paris, France; Moscow, Russia; Berlin and Munich, Germany; Helsinki, Finland; Theale and London, United Kingdom; Melbourne, Australia; Singapore; Uppsala, Sweden; and Zurich, Switzerland. These facilities are used primarily to support our customers and operations and as sales and administrative offices.  We also lease spaces in Wurselen, Germany; Shenzhen, China; Neihu, Taiwan; and Bangalore and Pune, India, which are used primarily as design centers.  Additionally, we own buildings in Hyderabad, India and Shanghai, China which are being used primarily as research and development centers.

    We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

    3dfx

    On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx's October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx's former landlords, one by 3dfx's bankruptcy trustee and the fourth by a committee of 3dfx's equity security holders in the bankruptcy estate.

    Landlord Lawsuits

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

On July 17, 2008, the United States Court of Appeals for the Ninth Circuit held oral argument on the landlords' appeals.  On November 25, 2008, the Court of Appeals issued its opinion affirming the dismissal of Carlyle’s complaint in its entirety.  The Court of Appeals also affirmed the dismissal of most of CarrAmerica’s complaint, but reversed the District Court’s dismissal of CarrAmerica’s claims for interference with contractual relations and fraud.  On December 8, 2008, Carlyle filed a Request for Rehearing En Banc, which CarrAmerica joined. That same day, Carlyle also filed a Motion for Clarification of the Court’s Opinion.  On January 22, 2009, the Court of Appeals denied the Request for Rehearing En Banc, but clarified its opinion affirming dismissal of the claims by stating that CarrAmerica had standing to pursue claims for interference with contractual relations, fraud, conspiracy and tort of another, and remanding Carlyle’s case with instructions that the District Court evaluate whether the Trustee had abandoned any claims, which Carlyle might have standing to pursue.

The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle will withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009. We continue to believe that there is no merit to Carlyle or CarrAmerica’s remaining claims.

    Trustee Lawsuit

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

    On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court, where the appeal is pending.

    While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case. We do not believe the resolution of this matter will have a material impact on our results of operations or financial position.

    The Equity Committee Lawsuit

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

    After the Bankruptcy Court denied our motion to dismiss on September 6, 2006, the Equity Committee again amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. On December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Committee seeks determinations that (1) the APA was not terminated before 3dfx filed for bankruptcy protection, (2) the 3dfx bankruptcy estate still holds some rights in the APA, and (3) the APA is capable of being assumed by the bankruptcy estate.

    Because of the trial of the Trustee's fraudulent transfer claims against NVIDIA, the Equity Committee's lawsuit did not progress substantially in 2007.  On July 31, 2008, the Equity Committee filed a motion for summary judgment on its first three causes of action.  On September 15, 2008, NVIDIA filed a cross-motion for summary judgment.  On October 24, 2008, the Court held a hearing on the parties’ cross-motions for summary judgment.  On January 6, 2009, the Bankruptcy Court issued a Memorandum Decision granting NVIDIA’s motion and denying the Equity Committee’s motion, and entered an Order to that effect on January 30, 2009. On February 27, 2009, the Bankruptcy Court entered judgment in favor of NVIDIA. The Equity Committee has waived its right to appeal by stipulation entered on February 18, 2009, and the judgment is now final.

    Proceedings, SEC inquiry and lawsuits related to our historical stock option granting practices

    In June 2006, the Audit Committee of the Board of NVIDIA ("Audit Committee"), began a review of our stock option practices based on the results of an internal review voluntarily undertaken by management. The Audit Committee, with the assistance of outside legal counsel, completed its review on November 13, 2006 when the Audit Committee reported its findings to our full Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes.

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

    Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. The California Superior Court cases were subsequently consolidated as were the cases pending in the Northern District of California. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions allege claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleges violations of federal provisions, including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief.

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

    Between June 2007 and September 2008 the parties to the actions engaged in settlement discussions, including four mediation sessions before the Honorable Edward Infante (Ret.).  On September 22, 2008, we disclosed that we had entered into Memoranda of Understanding regarding the settlement of all derivative actions concerning our historical stock option granting practices.  On November 10, 2008, the definitive settlement agreements were concurrently filed in the Chancery Court of Delaware and the United States District Court for the Northern District of California and are subject to approval by both such courts.  The settlement agreements do not contain any admission of wrongdoing or fault on the part of NVIDIA, our board of directors or executive officers.  The terms of the settlement agreements include, among other things, the agreement by the board of directors to continue and to implement certain corporate governance changes; acknowledgement of the prior amendment of certain options through re-pricings and limitations of the relevant exercise periods; an agreement by Jen-Hsun Huang, our president and chief executive officer, to amend additional options to increase the aggregate exercise price of such options by $3.5 million or to cancel options with an intrinsic value of $3.5 million; an $8.0 million cash payment by our insurance carrier to NVIDIA; and an agreement to not object to attorneys’ fees to be paid by NVIDIA to plaintiffs’ counsel of no more than $7.25 million, if approved by the courts.  On January 24, 2009, a Notice of Pendency and Settlement of Shareholder Derivative Actions was mailed to shareholders of record and posted on www.nvidia.com.  On March 11, 2009, a final settlement hearing was held in the Delaware Chancery Court and, on the same date, the Court entered a Final Order and Judgment, which approved the requested attorneys' fees and dismissed the Delaware action with prejudice.  The final approval hearing in the Northern District of California is scheduled for March 17, 2009.

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

    As of January 25, 2009, over 50 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

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

    On September 16, 2008, we executed a settlement agreement, or the Agreement, in connection with the claims of the certified class of direct purchaser plaintiffs approved by the court.  Pursuant to the Agreement, NVIDIA has paid $850,000 into a $1.7 million fund to be made available for payments to the certified class. We are not obligated under the Agreement to pay plaintiffs’ attorneys’ fees, costs, or make any other payments in connection with the settlement other than the payment of $850,000. The Agreement is subject to court approval and, if approved, would dispose of all claims and appeals raised by the certified class in the complaints against NVIDIA.  A final settlement approval hearing is scheduled for March 26, 2009.  Because the Court certified a class consisting only of a narrow group of direct purchasers, the Agreement does not resolve any claims that other direct purchasers may assert.  In addition, on September 9, 2008, we reached a settlement agreement with the remaining individual indirect purchaser plaintiffs pursuant to which NVIDIA paid $112,500 in exchange for a dismissal of all claims and appeals related to the complaints raised by the individual indirect purchaser plaintiffs. This settlement is not subject to the approval of the court. Pursuant to the settlement, the individual indirect purchaser plaintiffs in the complaints have dismissed their claims and withdrawn their appeal of the class certification ruling.  Because the Court did not certify a class of indirect purchasers, this settlement agreement resolves only the claims of those indirect purchasers that were named in the various actions.

    Rambus Corporation

    On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus. Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have recently been consolidated into a single action in the Northern District of California.  A case management conference in the case pending in the Northern District of California is scheduled for March 30, 2009.  On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  The complaint seeks an exclusion order barring the importation of products that allegedly infringe nine Rambus patents.  The ITC has instituted the investigation.  NVIDIA intends to pursue its offensive and defensive cases vigorously.

    Product Defect Litigation and Securities Cases

    In September, October and November 2008, several putative consumer class action lawsuits were filed against us, asserting various claims arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems.  Most of the lawsuits were filed in Federal Court in the Northern District of California, but three were filed in state court in California, in Federal Court in New York, and in Federal Court in Texas.  Those three actions have since been removed or transferred to the United States District Court for the Northern District of California, San Jose Division, where all of the actions now are currently pending.  The various lawsuits are titled Nakash v. NVIDIA Corp., Feinstein v. NVIDIA Corp., Inicom Networks, Inc. v. NVIDIA Corp. and Dell, Inc. and Hewlett Packard, Olivos v. NVIDIA Corp., Dell, Inc. and Hewlett Packard, Sielicki v. NVIDIA Corp. and Dell, Inc., Cormier v. NVIDIA Corp., National Business Officers Association, Inc. v. NVIDIA Corp., and West v. NVIDIA Corp.  The First Amended Complaint was filed on October 27, 2008, which no longer asserted claims against Dell, Inc.  The various complaints assert claims for, among other things, breach of warranty, violations of the Consumer Legal Remedies Act, Business & Professions Code sections 17200 and 17500 and other consumer protection statutes under the laws of various jurisdictions, unjust enrichment, and strict liability.

   The District Court has entered orders deeming all of the above cases related under the relevant local rules.  On December 11, 2008, NVIDIA filed a motion to consolidate all of the aforementioned consumer class action cases.  The District Court held a case management conference for the above cases on February 23, 2009.  On February 26, 2009, the District Court consolidated the cases, as well as two other cases pending against Hewlett-Packard, under the caption “The NVIDIA GPU Litigation” and ordered the plaintiffs to file lead counsel motions by March 2, 2009.  On March 2, 2009, several of the parties filed motions for appointment of lead counsel and briefs addressing certain related issues.  A hearing on appointment of lead counsel is scheduled for March 23, 2009.  The District Court also ordered that a consolidated amended complaint be filed on or before May 6, 2009.

  In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs' Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs' Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. The Writ is still pending in the Court of Appeals. We intend to take all appropriate action with respect to the above cases.

        Intel Corporation

        On February 17, 2009, Intel Corporation filed suit against NVIDIA Corporation, seeking declaratory and injunctive relief relating to a licensing agreement that the parties signed in 2004.  The lawsuit was filed in Delaware Chancery Court.  Intel seeks an order from the Court declaring that the license does not extend to certain future NVIDIA chipset products, and enjoining NVIDIA from stating that it has licensing rights for these products. The lawsuit seeks no damages from NVIDIA.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with Intel processors and our competitive position would be harmed.   NVIDIA’s response to the Intel complaint is currently due on March 23, 2009.  NVIDIA disputes Intel’s positions and intends to vigorously defend the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 10, 2009, we had approximately 460 registered stockholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 31, 2010
First Quarter (through March 10, 2009)	$9.97	$7.21

Fiscal year ended January 25, 2009
Fourth Quarter	$9.45	$5.75
Third Quarter	$14.12	$5.97
Second Quarter	$25.35	$10.70
First Quarter	$27.59	$17.31

Fiscal year ended January 27, 2008
Fourth Quarter	$38.20	$22.33
Third Quarter (1)	$39.67	$27.00
Second Quarter (1)	$31.89	$21.47
First Quarter (1)	$23.27	$18.69
(1)  Reflects a three-for-two stock split effective on September 10, 2007.

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

    During the three months ended January 25, 2009, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. During fiscal year 2009, we entered into structured share repurchase transactions to repurchase 29.3 million shares for $423.6 million, which we recorded on the trade date of the transactions.  Through fiscal year 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 25, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

    Additionally, during fiscal year 2009, we granted approximately 17.9 million stock options under the 2007 Equity Incentive Plan. Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding stock-based compensation and stock options granted under our equity incentive program.

Stock Performance Graphs

    The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the five years ended January 25, 2009. The graph assumes that $100 was invested on January 25, 2004 in our common stock or on January 31, 2004 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
1/25/04
1/30/05
1/29/06
1/28/07
1/27/08
1/25/09
NVIDIA Corporation
S&P 500
S&P Semiconductors

	1/25/2004	1/30/2005	1/29/2006	1/28/2007	1/27/2008	1/25/2009
NVIDIA Corporation	$100.00	$99.09	$200.30	$272.59	$324.17	$100.17
S & P 500	$100.00	$106.23	$117.26	$134.28	$131.17	$80.50
S & P Semiconductors	$100.00	$75.16	$86.90	$81.82	$76.25	$45.17
*$100 invested on January 25, 2004 in stock or index, including reinvestment of dividends.  Indexes calculated on month-end basis.

 The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the period commencing with our initial public offering through the year ended January 25, 2009. The graph assumes that $100 was invested at our initial public offering on January 21, 1999 in our common stock or on December 31, 1998 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 10 YEAR CUMULATIVE TOTAL RETURN*

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
1/21/99
1/31/99
1/30/00
1/28/01
1/27/02
1/24/03
1/25/04
1/30/05
1/29/06
1/28/07
1/27/08
1/25/09
NVIDIA Corporation
S&P 500
S&P Semiconductors

	1/21/1999	1/31/1999	1/30/2000	1/28/2001	1/27/2002	1/24/2003	1/25/2004	1/30/2005	1/29/2006	1/28/2007	1/27/2008	1/25/2009
NVIDIA Corporation	$100.00	$158.33	$311.46	$846.88	$2,182.33	$339.00	$769.67	$762.67	$1,541.67	$2,098.00	$2,495.00	$ 771.00
S&P 500	$100.00	$104.18	$114.96	$113.93	$95.53	$73.54	$98.97	$105.13	$116.05	$132.89	$129.82	$ 79.67
S&P Semiconductors	$100.00	$119.64	$180.33	$145.17	$112.96	$50.00	$99.52	$74.79	$86.48	$81.43	$75.88	$ 45.49
*$100 invested on January 21, 1999 in stock or December 31, 1998, in index, including reinvestment of dividends.  Indexes calculated on month-end basis.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the years ended January 25, 2009, January 27, 2008 and January 28, 2007 and the consolidated balance sheet data as of January 25, 2009 and January 27, 2008 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 29, 2006 and January 30, 2005 and the consolidated balance sheet data for the year ended January 28, 2007, January 29, 2006 and January 30, 2005 are derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended
	January 25,	January 27,	January 28,	January 29,	January 30,
	2009 (B)	2008 (C)	2007 (C,D)	2006 (E)	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$3,424,859	$4,097,860	$3,068,771	$2,375,687	$2,010,033
Income (loss) from operations	$(70,700)	$836,346	$453,452	$336,664	$95,176
Net income (loss)	$(30,041)	$797,645	$448,834	$301,176	$88,615
Basic net income (loss) per share	$(0.05)	$1.45	$0.85	$0.59	$0.18
Diluted net income (loss) per share	$(0.05)	$1.31	$0.76	$0.55	$0.17
Shares used in basic per share computation (A)	548,126	550,108	528,606	509,070	498,186
Shares used in diluted per share computation (A)	548,126	606,732	587,256	548,556	527,436

	January 25,	January 27,	January 28,	January 29,	January 30,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,255,390	$1,809,478	$1,117,850	$950,174	$670,045
Total assets	$3,350,727	$3,747,671	$2,675,263	$1,954,687	$1,663,551
Capital lease obligations, less current portion	$25,634	$-	$-	$-	$-
Total stockholders’ equity	$2,394,652	$2,617,912	$2,006,919	$1,495,992	$1,221,091
Cash dividends declared per common share	$-	$-	$-	$-	$-

(A) Reflects a three-for-two stock-split effective September 10, 2007 and a two-for-one stock-split effective April 6, 2006.
(B) Fiscal year 2009 includes $196.0 million for a warranty charge against cost of revenue arising from a weak die/packaging material set; a benefit of $8.0 million received from an insurance provider as reimbursement for some of the claims towards the warranty cost arising from a weak die/packaging material set; $18.9 million for a non-recurring charge resulting from the termination of a development contract related to a new campus construction project we have put on hold and $8.0 million for restructuring charges.
(C) Fiscal years 2008 and 2007 include a charge of $4.0 million and $13.4 million towards in-process research and development expense related to our purchase of Mental Images Inc. and PortalPlayer Inc., respectively, that had not yet reached technological feasibility and have no alternative future use.
(D) Fiscal year 2007 included a charge of $17.5 million associated with a confidential patent licensing arrangement.
(E) Fiscal year 2006 included a charge of $14.2 million related to settlement costs associated with two litigation matters, 3dfx and American Video Graphics, LP, or AVG.

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

Overview

Our Company

    NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphic processing unit, or the GPU, a high-performance processor which generates realistic, interactive graphics on workstations, personal computers, game consoles, and mobile devices. Our products are designed to generate realistic, interactive graphics on consumer and professional computing devices. We serve the entertainment and consumer market with our GeForce graphics products, the professional design and visualization market with our Quadro graphics products, the high-performance computing market with our Tesla computing solutions products, and the handheld computing market with our Tegra computer-on-a-chip products. We have four major product-line operating segments: the GPU business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB.

    Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU, or mGPU products. Our CPB is comprised of our Tegra and GoForce mobile brands and products that support netbooks, personal navigation devices, or PNDs, handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, original design manufacturers, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

    We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-K.

Recent Developments, Future Objectives and Challenges

    GPU Business

    Our GPU business is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products. During fiscal year 2009, we launched several new GPUs in the GeForce family, including the GeForce 9600 GT, the GeForce 9800 GX2, and the GeForce 9800 GTX.  We also launched the GeForce GTX 280 and 260 GPU products, which represent the second generation of our unified architecture and, based on a variety of benchmarks and resolutions, deliver approximately 50 percent more gaming performance than our GeForce 8800 Ultra GPU. We also launched the GeForce GTX 295 and GeForce GTX 285 which were designed based on Compute Unified Device Architecture, or CUDA, technology.  The GeForce GTX 295 is among the world’s fastest dual GPU solutions featuring the power of two GeForce GTX 200 GPUs on a single card. The GeForce GTX 285 is among the world’s most powerful single GPU solution and works efficiently in complex DirectX 10 environments with extreme HD resolutions. We also shipped notebook products from the GeForce 100M Series, which includes the GeForce G105M and the GeForce G110M to meet the performance demands of today’s visual computing applications.  The GeForce G105M is over 55 percent faster than our previous product in its segment, while the GeForce G110M is 35 percent faster than our previous mainstream GPU.

    In fiscal year 2009, we completed our acquisition of Ageia Technologies, Inc., or Ageia, an industry leader in gaming physics technology. We believe that the combination of the GPU and physics engine brands results in an enhanced visual experience for the gaming world. Subsequent to our acquisition of Ageia, we launched the GeForce 9800 GTX+, GeForce 9800 GT, and GeForce 9500 GT GPUs, which provide support for our PhysX physics engine and CUDA parallel processing across a wide range of price segments.

    Our share of the standalone desktop GPU category decreased from 64% to 63% in fiscal year 2009, according to the December 2007 and December 2008 PC Graphics Report from Mercury Research, respectively. Our share of the standalone notebook category decreased from 75% to 63%, according to the December 2007 and December 2008 PC Graphics Report from Mercury Research, respectively, due to increased competition in the marketplace. During fiscal year 2009, our revenue from Desktop GPU products declined approximately 29% compared to fiscal year 2008. This decline was driven primarily as a result of a decline of over 20% in the number of units of Desktop GPU products that we sold, while average selling prices of our Desktop GPU products were flat to slightly lower in fiscal year 2009 when compared to fiscal year 2008. We believe that some portion of the decline in our Desktop GPU unit sales reflects a shift in consumer preference towards notebook PCs and away from desktop PCs, and that the overall global economic recessionary climate also contributed to the decline. As such, we noted that unit sales of our Notebook GPU products increased over 10% during fiscal year 2009 when compared to fiscal year 2008. However, the overall global economic recessionary climate contributed to a significant decline in the demand for total graphics during the fourth quarter of fiscal year 2009. If consumer preferences towards notebook PCs, and away from desktop PCs, continue or escalate, we may see further declines in sales of our Desktop GPU products. In addition, if the global economic climate does not recover during fiscal year 2010, or deteriorates further, we may see consumer preferences move towards lower-priced notebook PCs, which may negatively impact sales of our Notebook PC products.

    Professional Solutions Business

    Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. During fiscal year 2009, we launched several new Quadro solutions, including the Quadro FX 3600M Professional, and the Quadro Plex D Series, a dedicated desk side Visual Computing System, or VCS, system that also can be configured (using two Quadro Plex D systems) for a 3U configuration. We also launched five new Quadro FX notebook GPUs that spanned from ultra-high performance to ultra mobility, as well as the Quadro CX accelerator for Adobe’s Creative Suite 4, or Adobe CS4, content creation software.

    During fiscal year 2009, we also launched the Tesla C1060 computing processor and the Tesla S1070 computing system. Tesla is a new family of GPU computing products that delivers processing capabilities for high-performance computing applications, and marks our entry into the high-performance computing industry. The Tesla family also consists of the C870 GPU computing processor, the D870 Deskside Supercomputer and the S870 1U Computing Server. We believe we are in an era of GPU computing, where our Compute Unified Device Architecture, or CUDA, parallel processing architecture can accelerate compute-intensive applications by significant multiples over that of a CPU alone. NVIDIA CUDA is a general purpose parallel computing architecture that leverages the parallel compute engine in our graphics processing units to solve many complex computational problems in a fraction of the time required on a CPU. In order to program using the CUDA architecture, developers can, today, use C, one of the most widely used high-level programming languages, which can then be run at great performance on a CUDA enabled processor. We expect other languages to be supported in the future, including FORTRAN and C++. With CUDA, we are able to speed up general purpose compute-intensive applications like we do for 3D graphics processing.  Developers are able to speed-up algorithms in areas ranging from nano molecular dynamics to image processing, medical image reconstruction and derivatives modeling for financial risk analysis.  Many PC OEMs now offer high performance computing solutions with Tesla for use by customers around the world. Researchers use CUDA to accelerate their time-to-discovery, and popular off-the-shelf software packages are now CUDA accelerated.

    We have achieved a leading position in the professional graphics category by providing innovative GPU technology, software, and tools that integrate the capabilities of our GPU with a broad array of visualization products.

    MCP Business

    Our MCP business is comprised of NVIDIA nForce core logic and NVIDIA GeForce mGPU products.   Our NVIDIA nForce and GeForce mGPU families of products address the core logic market.  During fiscal year 2008, we announced a new technology named Hybrid SLI, which combines a powerful yet energy-efficient engine with our multi-GPU SLI technology. During fiscal year 2009, we shipped Hybrid SLI DirectX 10, or DX10, mGPUs – the GeForce 8000 GPU series.  We also extended the reach of SLI technology into the performance category with the launch of our overclockable NVIDIA nForce 790i Ultra SLI MCP for Intel processors. We also launched SLI for Intel Broomfield CPU platforms.

    In fiscal year 2009, we also launched the GeForce 9400M mGPU along with Apple, Inc., or Apple, for their new lineup of Mac notebooks. The GeForce 9400M integrates three complex chips – the northbridge, the input-output network processor, and the GeForce GPU into a single chip and, as a result, significantly improves performance over Intel integrated graphics.  Apple’s MacBook and MacBook Air notebook computers come standard with the GeForce 9400M. Apple’s MacBook Pro notebook computer comes standard with the hybrid combination of two GeForce GPUs - a GeForce 9400M for maximum battery life and a GeForce 9600M GT for high performance mode.  We also launched the GeForce 9400 and 9300 mGPUs for Intel desktop PCs.  These new mGPUs set a new price/performance standard for integrated graphics by combining the power of three different chips into one highly compact and efficient GPU.

    Additionally, in fiscal year 2009, we announced the NVIDIA Ion Platform, which combines the GeForce 9400 GPU with the Intel Atom CPU. The combination enables netbooks, small form factor and all-in-one PCs to play rich media and popular games in high definition.

    Consumer Products Business

    Our CPB is comprised of our Tegra and GoForce mobile brands and products that support netbooks, PMPs, PDAs, cellular phones and other handheld devices. This business also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

    During fiscal year 2009, we launched the NVIDIA Tegra APX 2500 computer-on-a-chip. In February 2009, we announced the NVIDIA Tegra APX 2600 computer-on-a-chip and that we have worked closely with Google Inc., or Google, and the Open Handset Alliance to utilize Android, an open mobile phone software stack, with the NVIDIA Tegra series. During fiscal year 2009, we also launched the NVIDIA Tegra 600 and 650 products, which are small, advanced, highly-integrated visual computer-on-a-chip products. These products feature enhanced multimedia functionality and deliver many times the power efficiency of competing products.

   We also introduced GeForce 3D Vision, a high-definition 3D stereo solution for the home. 3D Vision is a combination of high-tech wireless glasses, a high-power infrared emitter and advanced software that transforms hundreds of PC games into full stereoscopic 3D.

   Restructuring Charges

   On September 18, 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.0 million. We anticipate that the expected decrease in operating expenses from this action will be offset by continued investment in strategic growth areas.

   Product Defect

   Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

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

   We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage, which provided us with $8.0 million in related reimbursement during fiscal year 2009.  However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

   In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding this litigation.

   Common Stock

   At the Annual Meeting of Stockholders held on June 19, 2008, our stockholders approved an increase in our authorized number of shares of common stock to 2,000,000,000. The par value of our common stock remained unchanged at $0.001 per share.

Dependence on PC market

   We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop PC and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products.  Changes in demand for our products could be large and sudden.  During fiscal year 2009, sales of our desktop GPU products decreased approximately 29% compared to fiscal year 2008. These decreases were primarily due to the Standalone Desktop and Standalone Notebook GPU market segment decline as reported in the PC Graphics December 2008 Report from Mercury Research.  Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

Seasonality

   Our industry is largely focused on the consumer products market. Historically, we have seen stronger revenue in the second half of our fiscal year than in the first half of our fiscal year, primarily due to back-to-school and holiday demand. This seasonal trend did not occur in fiscal year 2009.  Revenue in the second half of fiscal year 2009 declined by 33% when compared to revenue from the first half of fiscal year 2009. The current recessionary economic environment has created substantial uncertainty in our business. There can be no assurance that the historical seasonal trend will resume in the future.

Subsequent Event

    Tender Offer

    On February 11, 2009, we announced that our Board of Directors approved a cash tender offer for certain employee stock options. The tender offer commenced on February 11, 2009 and expired at 12:00 midnight (Pacific Time) on March 11, 2009. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, including our former Chief Financial Officer, Marvin D. Burkett, were eligible to participate in the Offer. All eligible options with exercise prices less than $28.00 per share, but not less than $17.50 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option.

We use equity to promote employee retention and provide an incentive vehicle valued by employees that is also aligned to stockholder interest. However, our stock price has declined significantly over the past year, and all of our eligible options are “out-of-the-money” (i.e., have exercise prices above our stock price).  Therefore, we provided an incentive to employees with an opportunity to obtain cash payment for their eligible options. Also, the tender offer is expected to increase the number of shares available for issuance under our 2007 Equity Incentive Plan to the extent eligible options were tendered in this tender offer. The tender offer is also expected to reduce the potential dilution to our stockholders that is represented by outstanding stock options, which become additional outstanding shares of our common stock upon exercise.

   As of January 25, 2009, there were approximately 33.1 million options eligible to participate in the tender offer. If all these options were tendered and accepted in the offer, the aggregate cash purchase price for these options would be approximately $92.0 million. As a result of the tender offer, we may incur a non-recurring charge of up to approximately $150.0 million if all of the unvested eligible options are tendered. This charge would be reflected in our financial results for the first fiscal quarter of fiscal year 2010 and represents stock-based compensation expense, consisting of the remaining unamortized stock-based compensation expense associated with the unvested portion of the eligible options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, if any, plus associated payroll taxes and professional fees.

   We are currently tallying information on the number of options tendered under the offer to determine the actual aggregate cash to be paid in exchange for the cancellation of the eligible options and the non-recurring charge to be incurred pertaining to the unvested eligible options that have been tendered.

Critical Accounting Policies and Estimates

   Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

   Accounts Receivable

   We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Management determines this allowance, which consists of an amount identified for specific customer issues as well as an amount based on overall estimated exposure. Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  For example, one customer accounted for approximately 18% of our accounts receivable balance at January 25, 2009, and we continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. Our overall estimated exposure excludes significant amounts that are covered by credit insurance and letters of credit. If the financial condition of our customers, the financial institutions providing letters of credit, or our credit insurance carrier were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could adversely affect our operating results. This risk is heightened during periods when economic conditions worsen, such as the current period when the worldwide economy is experiencing a downturn. The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, insolvencies and failure of financial institutions, which may negatively impact our financial results. Furthermore, there can be no assurance that we will be able to obtain credit insurance in the future. Our current credit insurance agreement expires on December 31, 2009.

   As of January 25, 2009, our allowance for doubtful accounts receivable was $1.1 million and our gross accounts receivable balance was $336.8 million. Of the $336.8 million, $94.5 million was covered by credit insurance and $5.3 million was covered by letters of credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may have to record additional reserves or write-offs on certain sales transactions in the future. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit. As a percentage of our gross accounts receivable balance, our allowance for doubtful accounts receivable has ranged between 0.1% and 0.3% during fiscal years 2009 and 2008, respectively. As of January 25, 2009, our allowance for doubtful accounts receivable represented the high end of this range, at 0.3% of our gross accounts receivable balance.

    Inventories

    Inventory cost is computed on an adjusted standard basis; which approximates actual cost on an average or first-in, first-out basis. We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. For example, during the fourth quarter of fiscal year 2009, we recorded new inventory write-downs of approximately $50.0 million, which was approximately five to ten times higher than the level of inventory reserves we recorded during the first three quarters of fiscal year 2009, reflecting a significant decline in our forecasted future demand for the related products. This increased level of inventory reserves had a negative impact on our gross margin and our results of operations. If actual market conditions are more favorable, we may have higher gross margins when products are sold, however, sales to date of such products have not had a significant impact on our gross margin. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped. As of January 25, 2009, our inventory reserve was $86.9 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 7.8% and 13.9% during fiscal years 2009 and 2008. As of January 25, 2009, our inventory reserve represented the high end of this range at 13.9% of our gross inventory balance.

     Warranty Liabilities

    Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

    In July 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. The MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. While we have not been able to determine a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We intend to fully support our customers in their repair and replacement of these impacted MCP and GPU products that fail, and their other efforts to mitigate the consequences of these failures. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

    Determining the amount of the $196.0 million charge related to this issue required management to make estimates and judgments based on historical experience, test data and various other assumptions including estimated field failure rates that we believe to be reasonable under the circumstances. The results of these judgments formed the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs. However, if actual repair, return, replacement and other associated costs and/or actual field failure rates exceed our estimates, we may be required to record additional reserves, which would increase our cost of revenue and materially harm our financial results.

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

    As of January 25, 2009, we had a valuation allowance of $92.5 million. Of the total valuation allowance, $5.3 million relates to state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $87.2 million relates to state and foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes more-likely-than-not, recognition of these acquired tax benefits would be reported as a reduction to income tax expense in accordance with the recent accounting pronouncement, Statement of Financial Accounting Standards No. 141(R), or SFAS No. 141(R), Business Combinations, issued by the FASB in December 2007.  We would also recognize an income tax benefit during the period that the realization of the deferred tax assets related to state or foreign tax benefits of $87.2 million becomes more-likely-than-not.

    In accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share Based Payment, our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $588.7 million as of January 25, 2009. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to do a with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

    On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, issued in July 2006. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. Under FIN 48 we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing the FIN 48. Please refer to Note 13 of these Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

    Goodwill

   Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We determined that our reporting units are equivalent to our operating segments or components of an operating segment for the purposes of completing our Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets, impairment test.  We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities. Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach.  We completed our most recent annual impairment test during the fourth quarter of fiscal year 2009 and concluded that there was no impairment.  This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance such as revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models, which increase the risk of differences between the projected and actual performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In addition, determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.    The long-term financial forecast represents the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in a charge to earnings in future periods due to the potential for a write-down of goodwill in connection with such tests.

    Cash Equivalents and Marketable Securities

    Fair Value

    In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements, establishes three levels of inputs that may be used to measure fair value. Please refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K. We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. While most of our cash equivalents and marketable securities are valued based on Level 2 inputs, the valuation of our holdings of the Reserve International Liquidity Fund, Ltd., or International Reserve Fund are classified as a Level 3 input due to the inherent subjectivity and the significant judgment involved in its valuation. Total financial assets at fair value classified within Level 3 were 3.7% of total assets on our Consolidated Balance Sheet as of January 25, 2009.

    Other Than Temporary Impairment

    We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary when the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time. The evaluation that we use to determine whether a marketable security is impaired is based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value.  We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. During fiscal year 2009, we recorded other than temporary impairment charges of $9.9 million. These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the International Reserve Fund; $2.5 million related to a decline in the value of publicly traded equity securities and $1.8 million related to debt securities held by us that were issued by companies that have filed for bankruptcy as of January 25, 2009.

    Stock-based Compensation

    Effective January 30, 2006, we adopted the provisions of SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period. Stock-based compensation expense recognized during fiscal years 2009, 2008 and 2007 was $162.7 million, $133.4 million and $116.7 million, respectively, which consisted of stock-based compensation expense related to stock options and our employee stock purchase plan. Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information.

    We elected to adopt the modified prospective application method as provided by SFAS No. 123(R), beginning January 30, 2006. We recognize stock-based compensation expense using the straight-line attribution method. We estimate the value of employee stock options on the date of grant using a binomial model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, vesting schedules, death and disability probabilities, expected volatility and risk-free interest. Our management determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. We began segregating options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.

    Using the binomial model, the fair value of the stock options granted under our stock option plans have been estimated using the following assumptions during the year ended January 25, 2009:

Weighted average expected life of stock options (in years)	3.6 - 5.8
Risk free interest rate	1.7% - 3.7%
Volatility	52% - 105%
Dividend yield	-

 For our employee stock purchase plan we continue to use the Black-Scholes model. The fair value of the shares issued under the employee stock purchase plan has been estimated using the following assumptions during year ended January 25, 2009:

Weighted average expected life of stock options (in years)	0.5 - 2.0
Risk free interest rate	1.6% - 2.4%
Volatility	62% - 68%
Dividend yield	-

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

	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Revenue	100.0%	100.0%	100.0%
Cost of revenue	65.7	54.4	57.6
Gross profit	34.3	45.6	42.4
Operating expenses:
Research and development	25.0	16.9	18.0
Sales, general and administrative	10.6	8.3	9.6
Restructuring charges and other	0.8	-	-
Total operating expenses	36.4	25.2	27.6
Income (loss) from operations	(2.1)	20.4	14.8
Interest and other income, net	0.8	1.6	1.3
Income (loss) before income taxes	(1.3)	22.0	16.1
Income tax expense (benefit)	(0.4)	2.5	1.5
Net income (loss)	(0.9)%	19.5%	14.6%

Fiscal Years Ended January 25, 2009, January 27, 2008 and January 28, 2007

Revenue

    We report financial information for four major product-line operating segments to our Chief Executive Officer, who is considered to be our chief operating decision maker, as follows: the GPU business, PSB, MCP business, and CPB. Revenue in the "All Other" category is primarily derived from sales of components.  Please refer to Note 16 of our Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information.

    Fiscal Year 2009 vs. Fiscal Year 2008

    Revenue was $3.42 billion for fiscal year 2009, compared to $4.10 billion for fiscal year 2008, which represents a decrease of 16%.   For the first quarter of fiscal 2010, we expect revenue to remain flat or improve slightly when compared to the fourth quarter of fiscal year 2009.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business.  GPU business revenue decreased by 24% to $1.91 billion for fiscal year 2009, compared to $2.52 billion for fiscal year 2008. This decrease resulted from decreased sales of our desktop GPU and memory products, offset by increased sales of our notebook GPU products. Sales of our desktop GPU and memory products decreased approximately 29% and 59%, respectively, in fiscal year 2009 when compared to fiscal year 2008.  These decreases were primarily due to a decline in the Standalone Desktop market segment as reported in the December 2008 PC Graphics Report from Mercury Research, driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products. This overall market decline translated into a decline of over 20% in the number of units of desktop GPU products that we sold in fiscal year 2009 compared to fiscal year 2008. The decline in desktop GPU revenue also reflects the impact of a slight average sales price regression in our products and a decline in our share position during the middle portion of fiscal year 2009 as a result of increased competition. Memory sales declined as a result of a decline in sales of our high-end desktop GPU products. Sales of our notebook GPU products increased approximately 3% in fiscal year 2009 when compared to fiscal year 2008, due to higher unit sales aided by a market move toward notebook PCs over desktop PCs, offset by a slight decline in average selling prices.  Additionally, the overall global economic recessionary climate contributed to a significant decline in the demand for total graphics during the fourth quarter of fiscal year 2009.

PSB. PSB revenue increased by 18% to $693.4 million for fiscal year 2009, compared to $588.4 million for fiscal year 2008. Our NVIDIA professional workstation product sales increased due to an overall unit increase of approximately 15% in shipments of boards and chips as compared to fiscal year 2008, due to strong demand and our transition from previous generations of NVIDIA Quadro professional workstation products to GeForce 8-based and GeForce 9-based products. Sales of NVIDIA Quadro CX for Adobe’s CS4 software, which we launched in the third quarter of fiscal year 2009, also contributed towards the increase in sales in fiscal year 2009.

    MCP Business. MCP business revenue decreased by 8% to $655.6 million for fiscal year 2009, compared to $710.4 million for fiscal year 2008. This decrease was due to a decline of approximately 32% in sales of our AMD-based platform products resulting from increased competition in AMD-based products, offset by an increase of approximately 120% in sales of our Intel-based platform products. The increase in Intel-based product sales was driven by sales of our GeForce 9400M mGPU, which we launched in October 2008 along with Apple Inc., or Apple, for their new lineup of Mac notebooks, and our new GeForce 9400 and 9300 mGPUs for Intel desktop PCs.

    CPB. CPB revenue decreased by 46% to $136.3 million for fiscal year 2009, compared to $251.1 million for fiscal year 2008. The decline in CPB revenue is primarily driven by a combination of a decrease in revenue from our cell phone products and a decrease in revenue from Sony Computer Entertainment, or SCE. The decrease in revenue from our cell phone products resulted from our shift from marketing and developing legacy products to achieving design wins and marketing our newer Tegra products.  The decrease in our revenue from SCE resulted from a decline in license revenue and a decline in royalty revenue that was caused by a lower number of units shipped as well as by a step-down in the per unit royalty rate during the year due to achievement of a unit-based milestone in our agreement with SCE.

            Fiscal Year 2008 vs. Fiscal Year 2007

    Revenue was $4.10 billion for fiscal year 2008, compared to $3.07 billion for fiscal year 2007, which represents an increase of 34%.  A discussion of our revenue results for each of our operating segments is as follows:

    GPU Business. GPU business revenue increased by 47% to $2.52 billion in fiscal year 2008, compared to $1.71 billion in fiscal year 2007. This improvement was primarily due to increased sales of our desktop GPU products and notebook GPU products.  Sales of our desktop GPU products increased by approximately 38% compared to fiscal year 2007, primarily due to growth of the Standalone Desktop market as reported in the December 2007 PC Graphics Report from Mercury Research.  Our leadership position in the Standalone Desktop market was driven by our GeForce 8-based products.  Sales of our notebook GPU products increased by approximately 114% compared to fiscal year 2007.  Notebook GPU revenue growth was primarily due to share gains in the Standalone Notebook category as reported in the December 2007 PC Graphics Report from Mercury Research.  Our share gains in the Standalone Notebook category were primarily a result of shipments of products used in notebook PC design wins related to Intel’s Santa Rosa platform used in notebooks.

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

    Concentration of Revenue

    We generated 87%, 89% and 86% of our total revenue for fiscal years 2009, 2008 and 2007, respectively, from sales to customers outside the United States and other Americas. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

    Revenue from significant customers, those representing approximately 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Revenue:
Customer A	11%	7%	4%
Customer B	8%	10%	12%

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

    Gross margin is the percentage of gross profit to revenue. Our gross margin was 34.3%, 45.6% and 42.4% for fiscal years 2009, 2008 and 2007, respectively.  Our gross margin is significantly impacted by the mix of products we sell. Product mix is often difficult to estimate with accuracy.  Therefore, if we experience product transition or competitive challenges, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.

    We will continue to focus on improving our gross margin by delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  A discussion of our gross margin results for each of our operating segments is as follows:

    Fiscal Year 2009 vs. Fiscal Year 2008

    Our gross margin declined to 34.3% in fiscal year 2009 from 45.6% for fiscal year 2008. The gross margin for fiscal year 2009 includes the impact of a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems offset by allocated insurance claim proceeds of $6.7 million from an insurance provider. This warranty charge had an adverse impact of approximately 6.0% on our gross margin for fiscal year 2009. Additionally, inventory reserves taken during fiscal year 2009 were approximately $50.0 million higher compared to fiscal year 2008, reflecting a significant decline in our forecasted future demand for the related products and having a negative impact on our gross margin.

    GPU Business. The gross margin of our GPU business decreased during fiscal year 2009 as compared to fiscal year 2008.  This decrease was due to a charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation GPU products used in notebook systems, the negative impact of inventory reserves taken during the fourth quarter of fiscal year 2009, and average sales price regression in our GeForce 9-based and previous generations of desktop products resulting from increased competition. The average sales price regression was also driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products.

    PSB. The gross margin of our PSB increased slightly during fiscal year 2009 as compared to fiscal year 2008.  This increase was primarily due to increased sales of our GeForce 9-based NVIDIA Quadro products, which began selling in the fourth quarter of fiscal year 2008, and GeForce 8-based NVIDIA Quadro products, which generally have higher gross margins than our previous generations of NVIDIA Quadro products.

    MCP Business. The gross margin of our MCP business decreased during fiscal year 2009 as compared to fiscal year 2008, due to decline in the margins of our AMD and Intel-based products. During fiscal year 2009, gross margins declined primarily due to a charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP products used in notebook systems.

    CPB. The gross margin of our CPB increased during fiscal year 2009 as compared to fiscal year 2008.  This increase was primarily due to changes in the product mix in our CPB product lines.  We experienced greater revenue decline in our lower margin cell phone and other handheld devices product lines as compared to higher margin SCE transactions in the current year.

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

Operating Expenses

	Year Ended				Year Ended
	January 25, 2009	January 27, 2008	$ Change	% Change	January 27, 2008	January 28, 2007	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$855.9	$691.6	$164.3	24%	$691.6	$553.5	$138.1	25%
Sales, general and administrative expenses	362.2	341.3	20.9	6%	341.3	293.5	47.8	16%
Restructuring charges and other	26.9	-	26.9	100%	-	-	-	-
Total operating expenses	$1,245.0	$1,032.9	$212.1	21%	$1,032.9	$847.0	$185.9	22%
Research and development as a percentage of net revenue	25%	17%			17%	18%
Sales, general and administrative as a percentage of net revenue	11%	8%			8%	10%

    Research and Development

    Fiscal Year 2009 vs. Fiscal Year 2008

    Research and development expenses were $855.9 million and $691.6 million during fiscal years 2009 and 2008, respectively, an increase of $164.3 million, or 24%. The increase was primarily due to increase in salaries and benefits by approximately $64.9 million primarily as a result of the net addition of approximately 500 personnel in departments related to research and development functions, offset by lower expenses during fiscal year 2009 related to our variable compensation programs when compared to fiscal year 2008. Stock-based compensation expense increased by $21.4 million primarily because of the impact of new hire and semi-annual stock awards granted subsequent to the third quarter of fiscal year 2008, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009.  Development expenses increased by $18.8 million primarily due to increase in expenses related to engineering services, prototype materials and internal board requests.  Other increases in research and development expenses are primarily related to costs that were driven by personnel growth, including depreciation and amortization, facilities, and computer software and equipment.

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

    Sales, General and Administrative

    Fiscal Year 2009 vs. Fiscal Year 2008

   Sales, general and administrative expenses were $362.2 million and $341.3 million during fiscal years 2009 and 2008, respectively, an increase of $20.9 million, or 6%.   Outside professional fees increased by $17.5 million primarily due to increased legal fees pertaining to ongoing litigation matters described in Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K. Marketing and advertising expenses increased by $22.3 million, primarily due to increased advertising campaign related activities and trade shows in the current year. Depreciation and amortization expense increased by $15.4 million primarily due to amortization of intangible assets acquired from our acquisitions of Mental Images and Ageia, and from increased capital expenditures. Stock-based compensation expense increased by $6.9 million primarily due to the impact of new hire and semi-annual stock awards granted subsequent to the third quarter of fiscal year 2008, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009. Headcount related to personnel in departments related to sales, general and administrative functions remained relatively flat year-over-year, but labor and related expenses decreased by $13.9 million due to lower expenses during fiscal year 2009 related to our variable compensation programs when compared to fiscal year 2008.

    Fiscal Year 2008 vs. Fiscal Year 2007

    Sales, general and administrative expenses were $341.3 million and $293.5 million during fiscal years 2008 and 2007, respectively, an increase of $47.8 million, or 16%.  The increase is primarily due to an increase in salaries and benefits by approximately $31.4 million related to the growth in personnel by approximately 180 additional personnel. Additionally, salaries and benefits expenses also increased due to the increase in our variable compensation expense as a result of our financial performance for fiscal year 2008. Advertising and promotion expenses increased by $4.2 million primarily due to costs incurred for sponsorships and increased advertising campaign costs.  The increase in personnel during the year and the expansion of our facilities worldwide to support additional personnel resulted in increases in our facilities expenses, stock-based compensation expense and depreciation and amortization expenses.

    In response to the current economic environment, we have commenced several cost reduction measures which are designed to reduce our operating expenses and will continue to focus on reducing our operating expenses during fiscal year 2010. Please refer to the discussion in Note 19 to the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for the potential impact of the tender offer on operating expenses during the first quarter of fiscal year 2010.

    In-process research and development

    In connection with our acquisition of Mental Images in November 2007 and PortalPlayer in January 2007, we wrote-off $4.0 million and $13.4 million during fiscal years 2008 and 2007, respectively, of in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of SFAS No. 2, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price.

    Restructuring Charges and Other

          On September 18, 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.0 million. We anticipate that the expected decrease in operating expenses from this action will be offset by continued investment in strategic growth areas.

    Restructuring and other expenses also included a non-recurring charge of $18.9 million associated with the termination of a development contract related to a new campus construction project that has been put on hold.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $42.9 million in fiscal year 2009, from $64.3 million in fiscal year 2008, primarily due to the result of lower average balances of cash, cash equivalents and marketable securities and lower interest rates in fiscal year 2009 compared to fiscal year 2008. Interest income increased to $64.3 million in fiscal year 2008 from $41.8 million in fiscal year 2007 primarily due to the result of higher average balances of cash, cash equivalents and marketable securities and higher interest rates in fiscal year 2008 compared to fiscal year 2007.

Other Income (Expense), net

    Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other income (expense) was $(14.7) million and $0.8 million in fiscal years 2009 and 2008, respectively, a decrease of $15.5 million.  This decrease was primarily due to other than temporary impairment charges of $9.9 million that we recorded during fiscal year 2009.  These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund; $2.5 million related to a decline in the value of publicly traded equity securities and $1.8 million related to debt securities held by us that were issued by companies that have filed for bankruptcy as of January 25, 2009.  Please refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further discussion. Other income (expense) was $0.8 million and $(0.8) million for fiscal years 2008 and 2007, respectively, an increase of $1.5 million. The increase in other income during fiscal year 2008 compared to fiscal year 2007 is primarily due to approximately $2.0 million of realized gains on sale of an investment offset by an increase in foreign currency transaction losses in fiscal year 2008.

Income Taxes

    We recognized income tax expense (benefit) of $(12.9) million, $103.7 million and $46.4 million during fiscal years 2009, 2008 and 2007, respectively. Income tax expense (benefit) as a percentage of income (loss) before taxes, or our annual effective tax rate, was (30.0) % in fiscal year 2009, 11.5% in fiscal year 2008 and 9.4% in fiscal year 2007.

    The difference in the effective tax rates amongst the three years was primarily a result of changes in our geographic mix of income subject to tax, with the additional impact of the federal research tax credit recognized in fiscal year 2009 relative to the loss before taxes in such fiscal year.

    Please refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	January 25, 2009	January 27, 2008
	(In millions)
Cash and cash equivalents	$417.7	$727.0
Marketable securities	837.7	1,082.5
Cash, cash equivalents, and marketable securities	$1,255.4	$1,809.5

	Year Ended
	January 25,	January 27,	January 28,
	2009	2008	2007
	(In millions)
Net cash provided by operating activities	$249.4	$1,270.2	$572.7
Net cash used in investing activities	(209.4)	(761.3)	(526.4)
Net cash used in financing activities	(349.3)	(326.3)	(53.6)

    As of January 25, 2009, we had $1.26 billion in cash, cash equivalents and marketable securities, a decrease of $554.1 million from the end of fiscal year 2008. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration.

    Operating activities

    Operating activities generated cash of $249.4 million, $1.27 billion and $572.7 million during fiscal years 2009, 2008 and 2007, respectively. The cash provided by operating activities decreased in fiscal year 2009 due to a decrease in our net income compared to fiscal year 2008 plus the impact of non-cash charges to earnings and deferred income taxes.  During fiscal year 2009, non-cash charges to earnings included stock-based compensation of $162.7 million and depreciation and amortization on our long-term assets of $185.0 million.  Additionally, operating cash flows for fiscal year 2009 also declined due to changes in operating assets and liabilities, including the timing of payments to vendors and a decrease in inventory turnover.  Additionally, we incurred $21.8 million in net cash outflows in fiscal year 2009 towards a confidential patent licensing agreement that we entered into in fiscal year 2007.

    The increase in cash flows from operating activities in fiscal year 2008 when compared to fiscal year 2007 was primarily due to an increase in our net income during the comparable periods plus the impact of non-cash charges to earnings.  During fiscal year 2008, non-cash charges to earnings included stock-based compensation of $133.4 million and depreciation and amortization on our long-term assets of $133.2 million.  Additionally, operating cash flows for fiscal year 2008 also improved due to changes in operating assets and liabilities, including the timing of payments to vendors and an improvement in inventory turnover.  These increases were offset by approximately $57.3 million in net cash outflows towards a confidential patent licensing agreement that we entered into in fiscal year 2007.

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

    Investing activities

    Investing activities have consisted primarily of purchases and sales of marketable securities, acquisition of businesses and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $209.4 million, $761.3 million and $526.4 million during fiscal years 2009, 2008 and 2007, respectively.  Investing activities for fiscal year 2009 provided cash of $226.7 million from the net proceeds from sales of marketable securities and used $27.9 million in connection with our acquisition of Ageia.  Investing activities also included $407.7 million cash used for capital expenditures, as we built additional facilities to accommodate our growing employee headcount, new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various international locations. Investing activities for capital expenditures in fiscal year 2009 included payment of approximately $183.8 million for purchase of a property in Santa Clara, California, that includes approximately 25 acres of land and ten commercial buildings. Our original plans for the purchased property included constructing a new campus on the site. We are currently re-evaluating those plans.

    Investing activities for fiscal year 2008 used cash of $496.4 million towards the net purchases of marketable securities, resulting from the need to invest the additional amounts of cash we received from operating activities, and $75.5 million for our acquisition of Mental Images.  Investing activities for fiscal 2008 also included $187.7 million of capital expenditures. Capital expenditures included purchase of property in anticipation of building additional facilities to accommodate our growing employee headcount, new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various international locations.

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

    Financing activities

    Financing activities used cash of $349.3 million, $326.3 million and $53.6 million during fiscal years 2009, 2008 and 2007, respectively.  Net cash used by financing activities in fiscal year 2009 was primarily due to $423.6 million used in our stock repurchase program, offset by cash proceeds of $73.5 million from common stock issued under our employee stock plans.

    Net cash used by financing activities in fiscal year 2008 was primarily due to $552.5 million used in our stock repurchase program, offset by cash proceeds of $226.0 million from common stock issued under our employee stock plans.

    During fiscal year 2007, net cash used by financing activities towards payments under our stock repurchase program was $275.0 million. These uses of cash in financing activities were offset by cash proceeds from common stock issued under our employee stock plans of $221.2 million for fiscal year 2007.

    Liquidity

    Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of January 25, 2009, we did not have any investments in auction-rate preferred securities.

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

    As of January 25, 2009 and January 27, 2008, we had $1.26 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of January 25, 2009, we were in compliance with our investment policy.  As of January 25, 2009, our investments in government agencies and government sponsored enterprises represented approximately 71% of our total investment portfolio, while the financial sector, which has been negatively impacted by recent market liquidity conditions, accounted for approximately 17% of our total investment portfolio. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.

    We performed an impairment review of our investment portfolio as of January 25, 2009. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Based on our quarterly impairment review and having considered the guidance in Statement of Financial Accounting Standards Staff Position No. 115-1, or FSP No. 115-1, A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, we recorded other than temporary impairment charges of $9.9 million during fiscal year 2009. These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund; $2.5 million related to a decline in the value of publicly traded equity securities and $1.8 million related to debt securities held by us that were issued by companies that have filed for bankruptcy as of January 25, 2009.   Please refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further details. We concluded that our investments were appropriately valued and that except for the $9.9 million impairment charges recognized in the year, no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 25, 2009.

   Net realized gains (losses), excluding any impairment charges, for fiscal year 2009 was $2.1 million. Net realized gains (losses) for fiscal years 2008 and 2007 were not material. As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $3.4 million of gross unrealized losses.  As of January 27, 2008, we had a net unrealized gain of $10.7 million, which was comprised of gross unrealized gains of $11.1 million, offset by $0.4 million of gross unrealized losses.

    As of January 25, 2009, our money market investment in the International Reserve Fund, which was valued at $124.4 million, net of other than temporary impairment charges, was classified as marketable securities in our Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. Subsequent to year-end, on January 30, 2009, we received $84.4 million from the International Reserve Fund. This was our portion of a payout of approximately 65% of the total assets of the Fund. Each shareholder’s percentage of this distribution was determined by dividing the shareholder’s total unfunded redeemed shares by the aggregate unfunded redeemed shares of the Fund, which was then used to calculate the shareholder’s pro rata portion of this distribution. We expect to receive the proceeds of our remaining investment in the International Reserve Fund, excluding the $5.6 million that we have recorded as an other than temporary impairment, by no later than October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

   Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  One customer accounted for approximately 18% of our accounts receivable balance at January 25, 2009. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

   Cash Tender Offer

   On February 11, 2009, we announced that our Board of Directors approved a cash tender offer for certain employee stock options. The tender offer commenced on February 11, 2009 and expired at 12:00 midnight (Pacific Time) on March 11, 2009. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, including our former Chief Financial Officer, Marvin D. Burkett, were eligible to participate in the Offer. All eligible options with exercise prices less than $28.00 per share, but not less than $17.50 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option. Please refer to Note 19 for further discussion regarding the cash tender offer for certain employee stock options that our Board of Directors approved in February 2009.

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

    During the three months ended January 25, 2009, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. During fiscal year 2009, we entered into structured share repurchase transactions to repurchase 29.3 million shares for $423.6 million, which we recorded on the trade date of the transactions.  Through fiscal year 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 25, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

    Operating Capital and Capital Expenditure Requirements.

    We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers’ products;
•	inability to successfully develop and produce in volume production our next-generation products;
•	competitive pressures resulting in lower than expected average selling prices; and
•	new product announcements or product introductions by our competitors.

    We expect to spend approximately $200 million to $250 million for capital expenditures during fiscal year 2010, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

    For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business and Industry - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

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

    On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court, where the appeal is pending.

    While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case. We do not believe the resolution of this matter will have a material impact on our results of operations or financial position.

    Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding this litigation.

       Product Defect

    Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

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

    We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage, which provided us with $8.0 million in related reimbursement during fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

    Determining the amount of the $196.0 million charge related to this issue required management to make estimates and judgments based on historical experience, test data and various other assumptions including estimated field failure rates that we believe to be reasonable under the circumstances. The results of these judgments formed the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs. However, if actual repair, return, replacement and other associated costs and/or actual field failure rates exceed our estimates, we may be required to record additional reserves, which would increase our cost of revenue and materially harm our financial results.

          In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding this litigation.

    Contractual Obligations

    The following table summarizes our contractual obligations as of January 25, 2009:

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	All Other
	(In thousands)
Operating leases	$153,625	$44,448	$83,959	$21,150	$4,068	$-
Capital lease	47,976	4,185	8,751	9,283	25,757	-
Purchase obligations (1)	290,662	290,662	-	-	-	-
FIN 48 liability and interest (2)	107,116	-	-	-	-	107,116
Capital purchase obligations	20,328	20,328	-	-	-	-
Total contractual obligations	$619,707	$359,623	$92,710	$30,433	$29,825	$107,116

(1)  Represents our inventory purchase commitments as of January 25, 2009.
(2)  Represents our FIN 48 liability and FIN 48 net interest/penalty payable for $95.3 million and $11.8 million, respectively, as of January 25, 2009.  We are unable to reasonably estimate the timing of FIN 48 liability and interest/penalty payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

    Off-Balance Sheet Arrangements

    As of January 25, 2009, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New Accounting Pronouncements

    Please see Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for a discussion of adoption of new accounting pronouncements.

Recently Issued Accounting Pronouncements

    Please see Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

    As of January 25, 2009 and January 27, 2008, we had $1.26 billion and $1.81 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of January 25, 2009, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

    We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our Consolidated Statements of Operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.

    As of January 25, 2009, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $4.4 million.

    The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. For instance, we recorded other than temporary impairment charges of $9.9 million during fiscal year 2009. These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund; $2.5 million related to a decline in the value of publicly traded equity securities and $1.8 million related to debt securities held by us that were issued by companies that have filed for bankruptcy as of January 25, 2009.   Please refer to Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further details. As of January 25, 2009, our investments in government agencies and government sponsored enterprises represented approximately 71% of our total investment portfolio, while the financial sector accounted for approximately 17% of our total investment portfolio. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.  If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $25-$63 million.

Exchange Rate Risk

    We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income (loss) for fiscal years 2009, 2008 and 2007 was $2.0 million, $1.7 million and $0.5 million, respectively.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

    We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at January 25, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

    Based on their evaluation as of January 25, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 25, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 25, 2009.

    The effectiveness of our internal control over financial reporting as of January 25, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

ITEM 9B.  OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

    Reference is made to the information regarding directors appearing under the heading “Proposal 1 - Election of Directors” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

           Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

    Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

    Reference is made to the information regarding directors appearing under the heading “Information about the Board of Directors and Corporate Governance” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

    Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

    Reference is made to the information appearing under the heading “Information about the Board of Directors and Corporate Governance - Code of Conduct” in our 2009 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Worldwide Code of Conduct” and “Financial Team Code of Conduct” are published on the Investor Relations portion of our web site, under Corporate Governance, at www.nvidia.com.  The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporate by reference from the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation”  and “Compensation Committee Report” in our 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

  The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement.

Equity Compensation Plan Information

     Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our 2009 Proxy Statement under the caption "Equity Compensation Plan Information," and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item is hereby incorporated by reference from the sections entitled “Transactions with Related Persons”, “Review of Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this item is hereby incorporated by reference from the section entitled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2009 Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nvidia Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 25, 2009 and January 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 25, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 25, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
March 13, 2009

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Revenue	$3,424,859	$4,097,860	$3,068,771
Cost of revenue	2,250,590	2,228,580	1,768,322
Gross profit	1,174,269	1,869,280	1,300,449
Operating expenses:
Research and development	855,879	691,637	553,467
Sales, general and administrative	362,222	341,297	293,530
Restructuring charges and other	26,868	-	-
Total operating expenses	1,244,969	1,032,934	846,997
Income (loss) from operations	(70,700)	836,346	453,452
Interest income	42,859	64,289	41,820
Interest expense	(406)	(54)	(21)
Other income (expense), net	(14,707)	760	(771)
Income (loss) before income tax	(42,954)	901,341	494,480
Income tax expense (benefit)	(12,913)	103,696	46,350
Income (loss) before change in accounting principle	(30,041)	797,645	448,130
Cumulative effect of change in accounting principle, net of tax	-	-	704
Net income (loss)	$(30,041)	$797,645	$448,834

Basic income (loss) per share:
Income (loss) before change in accounting principle	$(0.05)	$1.45	$0.85
Cumulative effect of change in accounting principle	-	-	-
Basic net income (loss) per share	$(0.05)	$1.45	$0.85
Shares used in basic per share computation (1)	548,126	550,108	528,606

Diluted income (loss) per share:
Income (loss) before change in accounting principle	$(0.05)	$1.31	$0.76
Cumulative effect of change in accounting principle	-	-	-
Diluted net income (loss) per share	$(0.05)	$1.31	$0.76
Shares used in diluted per share computation (1)	548,126	606,732	587,256

(1)  Reflects a three-for-two stock split effective on September 10, 2007 and a two-for-one stock split effective on April 6, 2006.

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 25, 2009	January 27, 2008
ASSETS
Current assets :
Cash and cash equivalents	$417,688	$726,969
Marketable securities	837,702	1,082,509
Accounts receivable, less allowances of $18,399 and $19,693 in 2009 and 2008, respectively	318,435	666,494
Inventories	537,834	358,521
Prepaid expenses and other	39,794	43,068
Deferred income taxes	16,505	11,268
Total current assets	2,167,958	2,888,829
Property and equipment, net	625,798	359,808
Goodwill	369,844	354,057
Intangible assets, net	147,101	106,926
Deposits and other assets	40,026	38,051
Total assets	$3,350,727	$3,747,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,864	$492,099
Accrued liabilities and other	559,727	475,062
Total current liabilities	778,591	967,161
Other long-term liabilities	151,850	162,598
Capital lease obligations, long term	25,634	—
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000,000,000 shares authorized; 629,386,584 shares issued and 538,460,766 outstanding in 2009; and 618,701,483 shares issued and 557,102,588 outstanding in 2008, respectively	629	619
Additional paid-in capital	1,889,257	1,654,681
Treasury stock, at cost (90,925,818 shares in 2009 and 61,598,895 shares in 2008)	(1,463,268)	(1,039,632)
Accumulated other comprehensive income	3,865	8,034
Retained earnings	1,964,169	1,994,210
Total stockholders' equity	2,394,652	2,617,912
Total liabilities and stockholders' equity	$3,350,727	$3,747,671

See accompanying notes to the consolidated financial statements.

 NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Common Stock
	Outstanding Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders' Equity	Total Comprehensive Income
Balances, January 29, 2006	514,432,368	$540	$965,424	$(3,604)	$(212,142)	$(1,957)	$747,731	$1,495,992	$302,682
Issuance of common stock from stock plans	42,571,532	43	221,117	-	-	-	-	221,160
Stock repurchase	(15,506,144)	-	-	-	(274,978)	-	-	(274,978)
Tax deficit from stock-based compensation	-	-	(8,482)	-	-	-	-	(8,482)
Reversal of deferred compensation upon adoption of SFAS No. 123(R)	-	-	(3,604)	3,604	-	-	-	-
Stock-based compensation expense related to acquisitions	-	-	2,914	-	-	-	-	2,914
Stock-based compensation related to employees	-	-	118,790	-	-	-	-	118,790
Unrealized gain, net of $1,223 tax effect	-	-	-	-	-	3,509	-	3,509	3,509
Reclassification adjustment for net realized gains included in net income, net of $78 tax effect	-	-	-	-	-	(116)	-	(116)	(116)
Impact of change in accounting principle, net of ($379) tax effect	-	-	(704)	-	-	-	-	(704)
Net Income	-	-	-	-	-	-	448,834	448,834	448,834
Balances, January 28, 2007	541,497,756	583	1,295,455	-	(487,120)	1,436	1,196,565	2,006,919	452,227
Issuance of common stock from stock plans	36,238,014	36	225,933	-	-	-	-	225,969
Stock repurchase	(20,633,182)	-	-	-	(552,512)	-	-	(552,512)
Tax benefit from stock-based compensation	-	-	220	-	-	-	-	220
Stock-based compensation related to employees	-	-	133,073	-	-	-	-	133,073
Unrealized gain, net of $2,860 tax effect	-	-	-	-	-	6,703	-	6,703	6,703
Reclassification adjustment for net realized gains included in net income, net of $4 tax effect	-	-	-	-	-	(105)	-	(105)	(105)
Net Income	-	-	-	-		-	797,645	797,645	797,645
Balances, January 27, 2008	557,102,588	619	1,654,681	-	(1,039,632)	8,034	1,994,210	2,617,912	804,243
Issuance of common stock from stock plans	10,685,101	10	73,537	-	-	-	-	73,547
Stock repurchase	(29,326,923)	-	-	-	(423,636)	-	-	(423,636)
Tax deficit from stock-based compensation	-	-	(2,946)	-	-	-	-	(2,946)
Stock-based compensation related to employees	-	-	163,985	-	-	-	-	163,985
Unrealized loss, net of $2,054 tax effect	-	-	-	-	-	(3,920)	-	(3,920)	(3,920)
Reclassification adjustment for net realized gains included in net income, net of $135 tax effect	-	-	-	-	-	(249)	-	(249)	(249)
Net Loss	-	-	-	-	-	-	(30,041)	(30,041)	(30,041)
Balances, January 25, 2009	538,460,766	$629	$1,889,257	$-	$(1,463,268)	$3,865	$1,964,169	$2,394,652	$(34,210)

(1)	Reflects a three-for-two stock split effective on September 10, 2007 and a two-for-one stock split effective on April 6, 2006.

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	January 25, 2009	January 27, 2008	January 28, 2007
Cash flows from operating activities:
Net income (loss)	$(30,041)	$797,645	$448,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense related to employees	162,706	133,365	116,735
Depreciation and amortization	185,023	133,192	107,562
Impairment charge on investments	9,891	-	-
Deferred income taxes	(23,277)	89,516	41,766
Payments under patent licensing arrangement	(21,797)	(57,255)	(14,430)
In-process research and development expenses	-	4,000	14,002
Tax benefit (deficit) from stock-based compensation	(2,946)	220	(8,482)
Cumulative effect of change in accounting principle	-	-	(704)
Other	3,134	(436)	268
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	348,873	(146,055)	(175,261)
Inventories	(177,295)	(3,690)	(91,395)
Prepaid expenses and other current assets	21,528	(6,293)	(5,294)
Deposits and other assets	(2,108)	(13,914)	7,314
Accounts payable	(283,207)	216,875	38,613
Accrued liabilities and other long-term liabilities	58,876	123,026	93,153
Net cash provided by operating activities	249,360	1,270,196	572,681
Cash flows from investing activities:
Purchases of marketable securities	(999,953)	(1,250,248)	(220,834)
Proceeds from sales and maturities of marketable securities	1,226,646	753,839	227,067
Purchases of property and equipment and intangible assets	(407,670)	(187,745)	(130,826)
Acquisition of businesses, net of cash and cash equivalents	(27,948)	(75,542)	(401,800)
Other	(442)	(1,622)	-
Net cash used in investing activities	(209,367)	(761,318)	(526,393)
Cash flows from financing activities:
Payments for stock repurchases	(423,636)	(552,512)	(274,978)
Proceeds from issuance of common stock under employee stock plans	73,547	225,969	221,160
Other	815	220	188
Net cash used in financing activities	(349,274)	(326,323)	(53,630)
Change in cash and cash equivalents	(309,281)	182,555	(7,342)
Cash and cash equivalents at beginning of period	726,969	544,414	551,756
Cash and cash equivalents at end of period	$417,688	$726,969	$544,414

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$7,620	$2,328	$26,628

	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Non-cash activities:
Change in unrealized gains (losses) from marketable securities	$(6,360)	$9,462	$4,492
Assets acquired by assuming related liabilities	$47,236	$18,072	$37,251
Acquisition of business - goodwill adjustment	$3,411	$2,633	$17,862
Deferred stock-based compensation	$-	$-	$3,604
Acquisition of business - stock option conversion	$-	$-	$2,914

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

    Our Company

            NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphics processing unit, or GPU. Our products are designed to generate realistic, interactive graphics on consumer and professional computing devices. We have four major product-line operating segments: the graphics processing unit, or GPU, business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB.  Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU products. Our CPB is comprised of our Tegra and GoForce mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com.  The contents of our website are not a part of these Notes to the consolidated financial statements.

    All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

    Fiscal Year

    We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal years 2009, 2008 and 2007 were 52-week years.

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

    Principles of Consolidation

           Our consolidated financial statements include the accounts of NVIDIA Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Advertising Expenses

    We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2009, 2008 and 2007 were $28.5 million, $11.4 million and $14.8 million, respectively.

    Rent Expense

    We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred, but not paid.

    Product Warranties

    We generally offer limited warranty to end-users that ranges from one to three years for products in order to repair or replace products for any manufacturing defects or hardware component failures. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. We also accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated.

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

    Foreign Currency Translation

    We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment, and equity, are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Consolidated Financial Statements and to date have not been significant.

    The impact of foreign currency transaction loss included in determining net income (loss) for fiscal years 2009, 2008 and 2007 was $2.0 million, $1.7 million and $0.5 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

    On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, issued in July 2006. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. Under FIN 48 we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing the FIN 48. Please refer to Note 13 of these Notes to the Consolidated Financial Statements for additional information.

    Comprehensive Income (Loss)

    Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax.

    Net Income (Loss) Per Share

    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income (loss) per share for periods when their effect is anti-dilutive.

    Cash and Cash Equivalents

    We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 25, 2009 and January 27, 2008, our cash and cash equivalents were $417.7 million and $727.0 million, which includes $14.6 million and $218.1 million invested in money market funds for fiscal year 2009 and fiscal year 2008, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Marketable Securities

    We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with a maturity of greater than three months when purchased.  We classify our marketable securities at the date of acquisition in the available-for-sale category as our intention is to convert them into cash for operations. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income (expense) section of our consolidated statements of operations.  Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense) section of our consolidated statements of operations.

    All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary when the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time. The evaluation that we use to determine whether a marketable security is impaired is based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value.  We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value.

    Fair Value of Financial Instruments

    The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 25, 2009 and January 27, 2008. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

    Concentration of Credit Risk

    Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement.  Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 38% of our accounts receivable balance from three customers at January 25, 2009 and approximately 12% of our accounts receivable balance from one customer at January 27, 2008. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

    Accounts Receivable

    We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We determine this allowance, which consists of an amount identified for specific customer issues as well as an amount based on overall estimated exposure. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

    Property and Equipment

    Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets, generally three to five years.  The estimated useful lives of our buildings have estimated useful lives of up to twenty-five years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Accounting for Asset Retirement Obligations

    We account for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, or SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. During fiscal years 2009 and 2008, we recorded asset retirement obligations to return the leasehold improvements to their original condition upon lease termination at our headquarters facility in Santa Clara, California and certain laboratories at our international locations.  As of January 25, 2009 and January 27, 2008, our net asset retirement obligations were $9.5 million and $6.5 million, respectively.

    Adoption of New Accounting Pronouncements

    On January 28, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements for all financial assets and liabilities. SFAS No. 157 applies to all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. Please refer to Note 17 of these Notes to the Consolidated Financial Statements for further details on our fair value measurements.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Note 2 - Stock-Based Compensation

    The statement of operations includes stock-based compensation expense and the amortization of amounts capitalized as inventory, as follows:

	Year Ended
	January 25,	January 27,	January 28,
	2009	2008	2007
	(In thousands)
Cost of revenue	$11,939	$10,886	$8,200
Research and development	98,007	76,617	70,077
Sales, general and administrative	52,760	45,862	38,458
Total	$162,706	$133,365	$116,735

    Impact of the adoption of SFAS No. 123(R)

    We elected to adopt the modified prospective application method beginning January 30, 2006 as provided by SFAS No. 123(R). Accordingly, during fiscal year 2007, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 29, 2006, equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. Previously reported amounts have not been restated.

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

    Stock-based compensation expense that would have been recorded under APB No. 25 during the year ended January 28, 2007 was approximately $3.0 million. Upon our adoption of SFAS No. 123(R), at January 30, 2006, we reclassified the unearned stock-based compensation expense balance of approximately $3.6 million that would have been recorded under APB No. 25 to additional paid-in capital in our Consolidated Balance Sheet. The adoption of SFAS No. 123(R) reduced our basic and diluted earnings per share by $0.19 and $0.17, respectively, and reduced our net income by $102.7 million for the year ended January 28, 2007.

   Prior to adopting SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. However, as required by our adoption of SFAS No. 123(R), since fiscal year 2007, we began classifying cash flows resulting from gross tax benefits as a part of cash flows from financing activities. Gross tax benefits are realized tax benefits from tax deductions for exercised options in excess of cumulative compensation cost for those instruments recognized in our consolidated financial statements. The effect of this change in classification on our Consolidated Statement of Cash Flows resulted in cash used from operations of $0.9 million and $0.2 million and cash provided by financing activities of $0.9 million and $0.2 million for the years ended January 25, 2009 and January 27, 2008, respectively. During year ended January 28, 2007, cash  used from operations and cash provided by financing activities was $0.2 million each.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Subsequent to the adoption of SFAS No. 123(R)

   As of January 25, 2009 and January 27, 2008, the aggregate amount of unearned stock-based compensation expense related to our stock options was $193.8 million and $233.6 million, respectively, adjusted for estimated forfeitures, which we will recognize over an estimated weighted average amortization period of 1.82 and 2.08 years, respectively.

    Stock-based compensation capitalized in inventories resulted in a benefit of $2.0 million and a charge of $0.3 million in cost of revenue during the years ended January 25, 2009 and January 27, 2008, respectively.

    During fiscal years 2009, 2008 and 2007, we granted approximately 17.9 million, 17.2 million and 17.9 million stock options, respectively, with estimated total grant-date fair values of $143.6 million, $207.4 million and $138.4 million, respectively, and weighted average grant-date fair values of $8.03, $11.98 and $7.85 per option, respectively. Of these amounts, we estimated that the stock-based compensation expense related to the awards that are not expected to vest for fiscal years 2009, 2008 and 2007 was $23.8 million, $40.0 million and $26.7 million, respectively.

    Valuation Assumptions

We utilize a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  We have determined that the use of implied volatility is expected to be reflective of market conditions and, therefore, can be expected to be a reasonable indicator of our expected volatility. We also segregate options into groups of employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a reasonable estimate of the fair value of our employee stock options. For our employee stock purchase plan we continue to use the Black-Scholes model.

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

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Stock Options	(Using a binomial model)
Weighted average expected life of stock options (in years)	3.6 - 5.8	3.8 - 5.8	3.6 - 5.1
Risk free interest rate	1.7% - 3.7%	3.3% - 5.0%	4.7% - 5.1%
Volatility	52% - 105%	37% - 54%	39% - 51%
Dividend yield	—	—	—

Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Employee Stock Purchase Plan	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	1.6% - 2.4%	3.5% - 5.2%	1.6% - 5.2%
Volatility	62% - 68%	38% - 54%	30% - 47%
Dividend yield	—	—	—

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

    The 2007 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. The 2007 Plan succeeds our 1998 Equity Incentive Plan, our 1998 Non-Employee Directors’ Stock Option Plan, our 2000 Nonstatutory Equity Incentive Plan, and the PortalPlayer, Inc. 2004 Stock Incentive Plan, or the Prior Plans. All options and stock awards granted under the Prior Plans shall remain subject to the terms of the Prior Plans with respect to which they were originally granted. Up to 101,845,177 shares which, due to the subsequent stock split now totals 152,767,766 shares, of our common stock may be issued pursuant to stock awards granted under the 2007 Plan or the Prior Plans.  As of January 25, 2009, 29.5 million shares were available for future issuance under the 2007 Plan.

    Options granted to new employees generally vest ratably quarterly over a three-year period. Grants to existing employees in recognition of performance generally vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option in equal quarterly installments over a nine month period. Options granted under the 2007 Plan generally expire in six years from the date of grant.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Generally, options granted under the 1999 Plan are exercisable for a period of ten years from the date of grant, and shares vest at a rate of 25% on the first anniversary of the grant date of the option, and an additional 1/48th of the shares upon completion of each succeeding full month of continuous employment thereafter.

 1998 Employee Stock Purchase Plan

In February 1998, our Board approved the 1998 Employee Stock Purchase Plan, or the Purchase Plan. In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of our fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 52,000,000 shares which, due to subsequent stock-splits, is now 78,000,0000 shares. The number of shares will no longer be increased annually as we reached the maximum permissible number of shares at the end of fiscal year 2006. There are a total of 78,000,000 shares authorized for issuance. At January 25, 2009, 33,395,699 shares had been issued under the Purchase Plan and 44,604,301 shares were available for future issuance.

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

   Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period at 85% at the fair market value of the common stock on the relevant purchase date. During fiscal years 2009, 2008 and 2007, employees purchased approximately 3.0 million, 2.1 million and 5.7 million shares with weighted-average prices of $12.79, $14.29 and $4.28 per share, respectively, and grant-date fair values of $5.90, $5.48 and $2.43 per share, respectively. Employees may end their participation in the Purchase Plan at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

    The following summarizes the transactions under our equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 29, 2006	46,966,464	131,937,720	$6.33
Authorized	1,637,075	-	-
Granted and assumed	(18,809,418)	18,809,418	$19.73
Exercised	-	(36,878,840)	$5.34
Cancelled	2,876,306	(2,876,306)	$8.95
Balances, January 28, 2007	32,670,427	110,991,992	$8.86
Authorized	25,114,550	-	-
Granted	(17,201,305)	17,201,305	$27.32
Exercised	-	(34,151,892)	$5.74
Cancelled	3,460,332	(3,460,332)	$18.45
Balances, January 27, 2008	44,044,004	90,581,073	$13.18
Authorized	-	-	-
Granted	(17,888,695)	17,888,695	$8.03
Exercised	-	(7,670,038)	$3.14
Cancelled	3,345,450	(3,345,450)	$7.66
Balances, January 25, 2009	29,500,759	97,454,280	$13.83

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    The total intrinsic value of options exercised was $84.9 million, $757.5 million and $530.7 million for fiscal years 2009, 2008 and 2007, respectively. The total fair value of options vested was $117.0 million, $102.8 million and $100.9 million for fiscal years 2009, 2008 and 2007, respectively.

            The following table summarizes the options outstanding, options vested and expected to vest and options exercisable as of January 25, 2009:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Options outstanding	3.16 years	$59.1 million
Options vested and expected to vest (2)	3.09 years	$59.1 million
Options exercisable	2.18 years	$59.0 million

(1)  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 25, 2009, based on the $7.71 closing stock price of our common stock on the NASDAQ Global Select Market, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of January 25, 2009 was 19.7 million shares and 19.2 million shares, respectively.

(2)   Options vested and expected to vest include 93.7 million options with a weighted average exercise price of $13.59 per share.

The following table summarizes information about stock options outstanding as of January 25, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $5.00	11,047,215	1.3	$3.49	11,047,215	$3.49
5.01 - 7.50	7,920,796	1.7	$6.14	7,729,362	$6.11
7.51 - 10.00	27,082,933	2.9	$8.86	18,645,057	$8.46
10.01 - 15.00	14,067,091	2.8	$12.15	12,997,641	$12.13
15.01 - 20.00	24,566,194	4.2	$18.63	6,022,747	$18.75
20.01 - 50.00	12,744,164	4.5	$30.56	3,424,924	$26.79
50.00 and above	25,887	6.7	$64.05	25,887	$67.12
	97,454,280	3.2	$13.83	59,892,833	$10.15

    We settle employee stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than the options described above as of January 25, 2009.

    Please refer to Note 19 for further discussion regarding the cash tender offer for certain employee stock options that our Board of Directors approved in February 2009.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 – Restructuring Charges and Other

    On September 18, 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.0 million. The remaining accrual of $0.2 million as of January 25, 2009 relates to severance and benefits payments, which are expected to be paid during the first quarter of fiscal year 2010.

           The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities in our Consolidated Balance Sheet as of January 25, 2009:

Accrued Restructuring Charges :	(In thousands)
Balance at January 27, 2008	$-
Charges	7,956
Cash payments	(7,440)
Non-cash charges	(330)
Balance at January 25, 2009	$186

    Restructuring and other expenses for fiscal year 2009 also included a non-recurring charge of $18.9 million associated with the termination of a development contract related to a new campus construction project that has been put on hold.

Note 4 – Net Income (Loss) Per Share

    The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(30,041)	$797,645	$448,834
Denominator:
Denominator for basic net income (loss) per share, weighted average shares	548,126	550,108	528,606
Effect of dilutive securities:
Stock options outstanding	-	56,624	58,650
Denominator for diluted net income (loss) per share, weighted average shares	548,126	606,732	587,256

Net income (loss) per share:
Basic net income (loss) per share	$(0.05)	$1.45	$0.85
Diluted net income (loss) per share	$(0.05)	$1.31	$0.76

    All of our outstanding stock options were anti-dilutive during fiscal year 2009 and excluded from the computation of diluted earnings per share due to the net loss for fiscal year 2009. Diluted net income (loss) per share does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 11.9 million and 13.4 million for fiscal years 2008 and 2007, respectively. The weighted average exercise price of stock options excluded from the computation of diluted earnings per share was $32.05 and $20.09 for fiscal years 2008 and 2007, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

    On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as "property" subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the "property" identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid "reasonably equivalent" to the fair market value of that property? The parties completed post-trial briefing on May 25, 2007. On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court, where the appeal is pending.

    While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case. We do not believe the resolution of this matter will have a material impact on our results of operations or financial position.

    The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 12 of these Notes to the Consolidated Financial Statements for further information regarding this litigation.
	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	--
Total	$99,161

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 6 – Business Combinations

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

As of January 25, 2009, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the respective acquisition dates were as follows:

	Mental Images	Ageia
Fair Market Values	(In thousands)
Cash and cash equivalents	$988	$1,744
Marketable securities	-	28
Accounts receivable	1,462	911
Prepaid and other current assets	214	1,149
Property and equipment	830	169
In-process research and development	4,000	-
Goodwill	59,252	19,198
Intangible assets:
Existing technology	14,400	13,450
Customer relationships	6,500	170
Patents	5,000	-
Trademark	1,200	900
Total assets acquired	93,846	37,719
Current liabilities	(1,243)	(6,969)
Acquisition related costs	(1,313)	(1,030)
Long-term liabilities	(2,970)	-
Total liabilities assumed	(5,526)	(7,999)
Purchase price allocation	$88,320	$29,720

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Mental Images	Ageia
(Straight-line depreciation/amortization period)
Property and equipment	2 -5 years	1-2 years
Intangible assets:
Existing technology	4-5 years	4 years
Customer relationships	4-5 years	5 years
Patents	5 years	-
Trademark	5 years	5 years

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

    The pro forma results of operations for our acquisitions during fiscal years 2009 and 2008 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our results.

Note 7 - Goodwill

The carrying amount of goodwill is as follows:
	January 25, 2009	January 27, 2008
	(In thousands)
PortalPlayer	$104,896	$104,473
3dfx	75,326	75,326
Mental Images	59,252	63,086
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
Ageia	19,198	-
Other	16,984	16,984
Total goodwill	$369,844	$354,057

    During fiscal year 2009, goodwill increased by $15.8 million, primarily due to $19.2 million of goodwill associated with our acquisition of Ageia on February 10, 2008.  This increase in goodwill was offset by a decrease of $3.8 million for Mental Images related to the reassessment of estimates made during the preliminary purchase price allocation.

    Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach.  We completed our most recent annual impairment test during the fourth quarter of fiscal year 2009 and concluded that there was no impairment.  In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance such as revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models, which increase the risk of differences between the projected and actual performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In addition, determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.    The long-term financial forecast represents the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in a charge to earnings in future periods due to the potential for a write-down of goodwill in connection with such tests.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    The amount of goodwill allocated to our GPU, PSB, MCP and CPB segments as of January 25, 2009, was $86.9 million, $95.1 million, $46.2 million and $141.6 million, respectively.  As of January 27, 2008, the amount of goodwill allocated to our GPU, PSB, MCP and CPB segments, was  $67.8 million, $99.0 million, $46.3 million and $141.0 million, respectively.  Please refer to Note 16 of these Notes to the Consolidated Financial Statements for further segment information.

Note 8 - Amortizable Intangible Assets

    The components of our amortizable intangible assets are as follows:

	January 25, 2009				January 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(In thousands)			(In years)	(In thousands)			(In years)
Technology licenses	$130,654	$(34,610)	$96,044	9.4	$94,970	$(32,630)	$62,340	9.1
Acquired intellectual property	75,340	(35,200)	40,140	4.0	77,900	(41,030)	36,870	4.1
Patents	18,588	(7,671)	10,917	5.3	35,348	(27,632)	7,716	4.3
Other	-	-	-	-	1,494	(1,494)	-	-
Total intangible assets	$224,582	$(77,481)	$147,101		$209,712	$(102,786)	$106,926

    The increase in the gross carrying amount of technology licenses as of January 25, 2009 when compared to January 27, 2008 is primarily related to approximately $21.8 million of net cash outflows during fiscal year 2009 under a confidential patent licensing arrangement that we originally entered into during fiscal year 2007 and $25.0 million towards the purchase of a non-exclusive license related to advanced power management and other computing technologies that we entered into during fiscal year 2009.  These increases were offset by amortization for fiscal year 2009. Additionally, the increase in the net carrying value of acquired intellectual property is primarily related to the intangible assets that resulted from our acquisition of Ageia during fiscal year 2009, offset by amortization for fiscal year 2009. Please refer to Note 6 of these Notes to the Consolidated Financial Statements for further information. During fiscal year 2009, the increase in the gross carrying amount of the intangible assets was offset by the write-off of fully amortized intangible assets that are no longer in use.

    Amortization expense associated with intangible assets for fiscal years 2009, 2008 and 2007 was $32.6 million, $24.5 million and $19.8 million, respectively. Future amortization expense for the net carrying amount of intangible assets at January 25, 2009 is estimated to be, $30.9 million in fiscal year 2010, $27.2 million in fiscal year 2011, $24.6 million in fiscal year 2012, $18.6 million in fiscal year 2013, $14.1million in fiscal year 2014 and $31.7 million in fiscal years subsequent to fiscal year 2014.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 - Marketable Securities

    We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. The following is a summary of cash equivalents and marketable securities at January 25, 2009 and January 27, 2008:

	January 25, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$313,319	$4,815	$(13)	$318,121
Corporate debt securities	252,265	680	(1,771)	251,174
Mortgage backed securities issued by United States government-sponsored enterprises	162,243	361	(1,405)	161,199
Money market funds	139,046	-	-	139,046
Commercial paper	56,995	2	-	56,997
Debt securities issued by United States Treasury	53,407	1,868	-	55,275
Asset-backed securities	39,014	71	(227)	38,858
Total	$1,016,289	$7,797	$(3,416)	$1,020,670
Classified as:
Cash equivalents				$182,968
Marketable securities				837,702
Total				$1,020,670

	January 27, 2008
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Commercial paper	$513,887	$31	$(2)	$513,916
Debt securities of United States government agencies	363,434	4,365	(69)	367,730
Corporate debt securities	361,452	2,844	(281)	364,015
Money market funds	218,055	-	-	218,055
Asset-backed securities	110,287	1,232	(11)	111,508
Mortgage backed securities issued by United States government-sponsored enterprises	69,620	769	(5)	70,384
Debt securities issued by United States Treasury	29,327	256	-	29,583
Equity securities	2,491	1,613	-	4,104
Total	$1,668,553	$11,110	$(368)	$1,679,295
Classified as:
Cash equivalents				$596,786
Marketable securities				1,082,509
Total				$1,679,295

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the breakdown of the investments with unrealized losses at January 25, 2009:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	90,253	(885)	55,888	(886)	146,141	(1,771)
Mortgage backed securities issued by United States government-sponsored enterprises	4,851	(79)	95,552	(1,326)	100,403	(1,405)
Debt securities of United States government agencies	24,971	(3)	20,003	(10)	44,974	(13)
Asset-backed securities	$18,484	$(151)	$3,669	$(76)	$22,153	$(227)
Total	$138,559	$(1,118)	$175,112	$(2,298)	$313,671	$(3,416)

    We performed an impairment review of our investment portfolio as of January 25, 2009. Factors consider general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value.  We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment was other than temporarily impaired.

    As of January 25, 2009 we had fifty seven investments that were in an unrealized loss position with unrealized loss duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 25, 2009 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Based on our quarterly impairment review and having considered the guidance in Statement of Financial Accounting Standards Staff Position No. 115-1, or FSP No. 115-1, A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, we recorded other than temporary impairment charges of $9.9 million during the year ended January 25, 2009. These charges include $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund; $2.5 million related to a decline in the value of publicly traded equity securities and $1.8 million related to debt securities held by us that were issued by companies that have filed for bankruptcy as of January 25, 2009.  Please refer to Note 17 of these Notes to the Consolidated Financial Statements for further details. We concluded that our investments were appropriately valued and that, except for the $9.9 million impairment charges recognized during fiscal year 2009, no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 25, 2009.

    Net realized gains (losses), excluding any impairment charges, for fiscal year 2009 was $2.1 million. Net realized gains (losses) for fiscal years 2008 and 2007 were not material. As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $3.4 million of gross unrealized losses.  As of January 27, 2008, we had a net unrealized gain of $10.7 million, which was comprised of gross unrealized gains of $11.1 million, offset by $0.4 million of gross unrealized losses.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments, are classified as available-for-sale at January 25, 2009 and January 27, 2008 and are shown below by contractual maturity.

	January 25, 2009		January 27, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$484,869	$484,616	$1,141,725	$1,144,021
Due in 1 - 5 years	369,177	374,855	454,717	460,786
Due in 6 - 7 years	-	-	-	-
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	162,243	161,199	69,620	70,384
Total	$1,016,289	$1,020,670	$1,666,062	$1,675,191

Note 10 - Balance Sheet Components

    Certain balance sheet components are as follows:

	January 25, 2009	January 27, 2008
Inventories:	(In thousands)
Raw materials	$27,804	$31,299
Work in-process	132,960	107,835
Finished goods	377,070	219,387
Total inventories	$537,834	$358,521

	January 25, 2009	January 27, 2008	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Land	$217,866	$38,442	(A)
Building	29,216	4,104	3-25
Test equipment	234,368	186,774	3
Software and licenses	201,560	246,725	3 - 5
Leasehold improvements	136,008	103,353	(B)
Computer equipment	125,533	137,642	3
Office furniture and equipment	32,224	28,220	5
Capital leases	26,618	-	(C)
Construction in process	5,360	8,258	(D)
	1,008,753	753,518
Accumulated depreciation and amortization	(382,955)	(393,710)
Total property and equipment, net	$625,798	$359,808

    The increase in property and equipment, net, at January 25, 2009 compared to January 27, 2008, includes the purchase of a property that is comprised of approximately 25 acres of land and ten commercial buildings in Santa Clara, California, for approximately $194.8 million.  During fiscal year 2009, the increase in the gross carrying amount of the property and equipment was offset by the write-off of fully depreciated assets that were no longer in use.

(A) Land is a non-depreciable asset.
(B) Leasehold improvements are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(C) Capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(D) Construction in process represents assets that are not in service as of the balance sheet date.

    Depreciation expense for fiscal years 2009, 2008 and 2007 was $152.4 million, $111.0 million and $88.0 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 25, 2009	January 27, 2008
Prepaid Expenses and Other	(In thousands)
Prepaid maintenance	$11,268	$10,996
Prepaid insurance	5,400	6,140
Prepaid taxes	3,571	3
Prepaid rent	3,254	2,912
Other	16,301	23,017
Total prepaid expenses and other	$39,794	$43,068

	January 25, 2009	January 27, 2008
Deposits and Other Assets	(In thousands)
Prepaid maintenance, long term	$20,005	$20,958
Lease deposits	10,583	8,372
Investment in non-affiliates	6,412	7,481
Other	3,026	1,240
Total deposits and other assets	$40,026	$38,051

	January 25, 2009	January 27, 2008
Accrued Liabilities:	(In thousands)
Accrued customer programs (1)	$239,797	$271,869
Warranty accrual (2)	150,629	5,707
Accrued payroll and related expenses	82,449	122,284
Accrued legal settlement (3)	30,600	30,600
Deferred rent	11,643	11,982
Deferred revenue	3,774	5,856
Other	40,835	26,764
Total accrued liabilities and other	$559,727	$475,062

    The decrease in accrued payroll and related expenses as of as of January 25, 2009 when compared to January 27, 2008 primarily relates to decreases in accrued bonus and variable compensation accruals in fiscal year 2009.

(1) Please refer to Note 1 of these Notes to these Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2) Please refer to Note 11 of these Notes to these Consolidated Financial Statements for discussion regarding the warranty accrual.
(3) Please refer to Note 12 of these Notes to these Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	January 25, 2009	January 27, 2008
Other Long Term Liabilities:	(In thousands)
Deferred income tax liability	$75,252	$86,900
Income tax payable	49,248	44,235
Asset retirement obligations	9,515	6,469
Other	17,835	24,994
Total other long-term liabilities	$151,850	$162,598

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

    Product Defect

    Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our management’s and engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including for customers’ costs to repair or replace the products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation and could result in the shifting of business to our competitors. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.

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

    We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage, which provided us with $8.0 million in related reimbursement during fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

            In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of these Notes to these Consolidated Financial Statements for further information regarding this litigation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Accrual for estimated product returns and product warranty liabilities

    We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product returns and estimated product warranty liabilities for fiscal years 2009, 2008 and 2007 are as follows:

	January 25, 2009	January 27, 2008	January 28, 2007
	(In thousands)
Balance at beginning of period	$24,432	$17,959	$10,239
Additions (1),(4)	217,114	27,763	40,515
Deductions (2),(5)	(73,579)	(21,290)	(32,795)
Balance at end of period (3)	$167,967	$24,432	$17,959

(1) Includes $27.9 million, $25.5 million and $37.0 million, respectively, for fiscal years 2009, 2008 and 2007, towards allowance for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(2) Includes $29.2 million, $21.3 million and $32.8 million, respectively, for fiscal years 2009, 2008 and 2007, written off against allowance for sales returns.

(3) Includes $17.3 million, $18.7 million and $14.5 million, respectively, as of January 25, 2009, January 27, 2008 and January 28, 2007 relating to allowance for sales returns.

(4) Includes $196.0 million for fiscal year 2009 for incremental repair and replacement costs from a weak die/packaging material set, offset by $6.7 million for fiscal year 2009 related to the reimbursement of claims received from an insurance provider that were allocated to cost of revenue.

(5) Includes $43.6 million for fiscal year 2009 in deductions towards warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

Note 12 - Financial Arrangements, Commitments and Contingencies

    Inventory Purchase Obligations

    At January 25, 2009 and January 27, 2008, we had outstanding inventory purchase obligations totaling $290.7 million and $651.6 million, respectively.

    Capital Purchase Obligations

    At January 25, 2009 and January 27, 2008, we had outstanding capital purchase obligations totaling $20.3 million and $11.8 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Lease Obligations

    Our headquarters complex is located in Santa Clara, California and is comprised of eleven buildings that are a combination of owned and leased properties. The lease agreements for five of the seven leased properties expire in fiscal year 2013 and include two seven-year renewals at our option; one leased property expires in fiscal year 2012 with an option to extend for one year; and the remaining leased building expires in fiscal year 2015 with one option to extend for seven years.  Future minimum lease payments under these operating leases total $92.3 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

    In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2018. Future minimum lease payments under our non-cancelable operating leases as of January 25, 2009, are as follows:

Future Minimum Lease Obligations
(In thousands)
Year ending January:
2010	$44,448
2011	42,763
2012	41,196
2013	13,244
2014	7,906
2015 and thereafter	4,068
Total	$153,625

    Rent expense for the years ended January 25, 2009, January 27, 2008 and January 28, 2007 was $43.0 million, $38.2 million and $32.6 million, respectively.

    In addition to these operating leases, we have a capital lease for a data center located near our headquarters complex in Santa Clara, California. Future minimum lease payments under this capital lease total $48.0 million over the remaining lease term, including predetermined rent escalations, and are included in the future minimum lease payment schedule below:

Future Capital Lease Obligations
(In thousands)
Year ending January:
2010	$4,185
2011	4,311
2012	4,440
2013	4,573
2014	4,710
2015 and thereafter	25,757
Total	$47,976
Present Value of minimum lease payments	$26,562

Current portion	$928
Long term portion	$25,634

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
    Litigation

    3dfx

    On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx's October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx's former landlords, one by 3dfx's bankruptcy trustee and the fourth by a committee of 3dfx's equity security holders in the bankruptcy estate.

    Landlord Lawsuits

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

  On July 17, 2008, the United States Court of Appeals for the Ninth Circuit held oral argument on the landlords' appeals.  On November 25, 2008, the Court of Appeals issued its opinion affirming the dismissal of Carlyle’s complaint in its entirety.  The Court of Appeals also affirmed the dismissal of most of CarrAmerica’s complaint, but reversed the District Court’s dismissal of CarrAmerica’s claims for interference with contractual relations and fraud.  On December 8, 2008, Carlyle filed a Request for Rehearing En Banc, which CarrAmerica joined. That same day, Carlyle also filed a Motion for Clarification of the Court’s Opinion.  On January 22, 2009, the Court of Appeals denied the Request for Rehearing En Banc, but clarified its opinion affirming dismissal of the claims by stating that CarrAmerica had standing to pursue claims for interference with contractual relations, fraud, conspiracy and tort of another, and remanding Carlyle’s case with instructions that the District Court evaluate whether the Trustee had abandoned any claims, which Carlyle might have standing to pursue.

   The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle will withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009. We continue to believe that there is no merit to Carlyle or CarrAmerica’s remaining claims.

    Trustee Lawsuit

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

    On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that "the creditors of 3dfx were not injured by the Transaction."  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court, where the appeal is pending.

    While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case. We do not believe the resolution of this matter will have a material impact on our results of operations or financial position.

    The Equity Committee Lawsuit

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

 NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    After the Bankruptcy Court denied our motion to dismiss on September 6, 2006, the Equity Committee again amended its complaint, and NVIDIA moved to dismiss that amended complaint as well. On December 21, 2006, the Bankruptcy Court granted the motion as to one of the Equity Committee’s claims, and denied it as to the others. However, the Bankruptcy Court also ruled that NVIDIA would only be required to answer the first three causes of action by which the Equity Committee seeks determinations that (1) the APA was not terminated before 3dfx filed for bankruptcy protection, (2) the 3dfx bankruptcy estate still holds some rights in the APA, and (3) the APA is capable of being assumed by the bankruptcy estate.

    Because of the trial of the Trustee's fraudulent transfer claims against NVIDIA, the Equity Committee's lawsuit did not progress substantially in 2007.  On July 31, 2008, the Equity Committee filed a motion for summary judgment on its first three causes of action.  On September 15, 2008, NVIDIA filed a cross-motion for summary judgment.  On October 24, 2008, the Court held a hearing on the parties’ cross-motions for summary judgment.  On January 6, 2009, the Bankruptcy Court issued a Memorandum Decision granting NVIDIA’s motion and denying the Equity Committee’s motion, and entered an Order to that effect on January 30, 2009. On February 27, 2009, the Bankruptcy Court entered judgment in favor of NVIDIA. The Equity Committee has waived its right to appeal by stipulation entered on February 18, 2009, and the judgment is now final.

    Proceedings, SEC inquiry and lawsuits related to our historical stock option granting practices

    In June 2006, the Audit Committee of the Board of NVIDIA ("Audit Committee"), began a review of our stock option practices based on the results of an internal review voluntarily undertaken by management. The Audit Committee, with the assistance of outside legal counsel, completed its review on November 13, 2006 when the Audit Committee reported its findings to our full Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes.

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

    Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases have been filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints have been filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. The California Superior Court cases were subsequently consolidated as were the cases pending in the Northern District of California. All of the cases purport to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions allege claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleges violations of federal provisions, including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also seek an accounting, a constructive trust and other equitable relief.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

  Between June 2007 and September 2008 the parties to the actions engaged in settlement discussions, including four mediation sessions before the Honorable Edward Infante (Ret.).  On September 22, 2008, we disclosed that we had entered into Memoranda of Understanding regarding the settlement of all derivative actions concerning our historical stock option granting practices.  On November 10, 2008, the definitive settlement agreements were concurrently filed in the Chancery Court of Delaware and the United States District Court for the Northern District of California and are subject to approval by both such courts.  The settlement agreements do not contain any admission of wrongdoing or fault on the part of NVIDIA, our board of directors or executive officers.  The terms of the settlement agreements include, among other things, the agreement by the board of directors to continue and to implement certain corporate governance changes; acknowledgement of the prior amendment of certain options through re-pricings and limitations of the relevant exercise periods; an agreement by Jen-Hsun Huang, our president and chief executive officer, to amend additional options to increase the aggregate exercise price of such options by $3.5 million or to cancel options with an intrinsic value of $3.5 million; an $8.0 million cash payment by our insurance carrier to NVIDIA; and an agreement to not object to attorneys’ fees to be paid by NVIDIA to plaintiffs’ counsel of no more than $7.25 million, if approved by the courts.  On January 24, 2009, a Notice of Pendency and Settlement of Shareholder Derivative Actions was mailed to shareholders of record and posted on www.nvidia.com.  On March 11, 2009, a final settlement hearing was held in the Delaware Chancery Court and, on the same date, the Court entered a Final Order and Judgment, which approved the requested attorneys' fees and dismissed the Delaware action with prejudice.  The final approval hearing in the Northern District of California is scheduled for March 17, 2009.

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

    As of January 25, 2009, over 50 civil complaints have been filed against us. The majority of the complaints were filed in the Northern District of California, several were filed in the Central District of California, and other cases were filed in several other Federal district courts.  On April 18, 2007, the Judicial Panel on Multidistrict Litigation transferred the actions currently pending outside of the Northern District of California to the Northern District of California for coordination of pretrial proceedings before the Honorable William H. Alsup.  By agreement of the parties, Judge Alsup will retain jurisdiction over the consolidated cases through trial or other resolution.

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

    On September 16, 2008, we executed a settlement agreement, or the Agreement, in connection with the claims of the certified class of direct purchaser plaintiffs approved by the court.  Pursuant to the Agreement, NVIDIA has paid $850,000 into a $1.7 million fund to be made available for payments to the certified class. We are not obligated under the Agreement to pay plaintiffs’ attorneys’ fees, costs, or make any other payments in connection with the settlement other than the payment of $850,000. The Agreement is subject to court approval and, if approved, would dispose of all claims and appeals raised by the certified class in the complaints against NVIDIA.  A final settlement approval hearing is scheduled for March 26, 2009. Because the Court certified a class consisting only of a narrow group of direct purchasers, the Agreement does not resolve any claims that other direct purchasers may assert.  In addition, on September 9, 2008, we reached a settlement agreement with the remaining individual indirect purchaser plaintiffs pursuant to which NVIDIA paid $112,500 in exchange for a dismissal of all claims and appeals related to the complaints raised by the individual indirect purchaser plaintiffs. This settlement is not subject to the approval of the court. Pursuant to the settlement, the individual indirect purchaser plaintiffs in the complaints have dismissed their claims and withdrawn their appeal of the class certification ruling.  Because the Court did not certify a class of indirect purchasers, this settlement agreement resolves only the claims of those indirect purchasers that were named in the various actions.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Rambus Corporation

    On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus. Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have recently been consolidated into a single action in the Northern District of California.  A case management conference in the case pending in the Northern District of California is scheduled for March 30, 2009.  On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  The complaint seeks an exclusion order barring the importation of products that allegedly infringe nine Rambus patents.  The ITC has instituted the investigation.  NVIDIA intends to pursue its offensive and defensive cases vigorously.

  Product Defect Litigation and Securities Cases

  In September, October and November 2008, several putative consumer class action lawsuits were filed against us, asserting various claims arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems.  Most of the lawsuits were filed in Federal Court in the Northern District of California, but three were filed in state court in California, in Federal Court in New York, and in Federal Court in Texas.  Those three actions have since been removed or transferred to the United States District Court for the Northern District of California, San Jose Division, where all of the actions now are currently pending.  The various lawsuits are titled Nakash v. NVIDIA Corp., Feinstein v. NVIDIA Corp., Inicom Networks, Inc. v. NVIDIA Corp. and Dell, Inc. and Hewlett Packard, Olivos v. NVIDIA Corp., Dell, Inc. and Hewlett Packard, Sielicki v. NVIDIA Corp. and Dell, Inc., Cormier v. NVIDIA Corp., National Business Officers Association, Inc. v. NVIDIA Corp., and West v. NVIDIA Corp.  The First Amended Complaint was filed on October 27, 2008, which no longer asserted claims against Dell, Inc.  The various complaints assert claims for, among other things, breach of warranty, violations of the Consumer Legal Remedies Act, Business & Professions Code sections 17200 and 17500 and other consumer protection statutes under the laws of various jurisdictions, unjust enrichment, and strict liability.

  The District Court has entered orders deeming all of the above cases related under the relevant local rules.  On December 11, 2008, NVIDIA filed a motion to consolidate all of the aforementioned consumer class action cases.  The District Court held a case management conference for the above cases on February 23, 2009.  On February 26, 2009, the District Court consolidated the cases, as well as two other cases pending against Hewlett-Packard, under the caption “The NVIDIA GPU Litigation” and ordered the plaintiffs to file lead counsel motions by March 2, 2009.  On March 2, 2009, several of the parties filed motions for appointment of lead counsel and briefs addressing certain related issues.  A hearing on appointment of lead counsel is scheduled for March 23, 2009.  The District Court also ordered that a consolidated amended complaint be filed on or before May 6, 2009.

  In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs' Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs' Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. The Writ is still pending in the Court of Appeals.  We intend to take all appropriate action with respect to the above cases.

    Intel Corporation

          On February 17, 2009, Intel Corporation filed suit against NVIDIA Corporation, seeking declaratory and injunctive relief relating to a licensing agreement that the parties signed in 2004.  The lawsuit was filed in Delaware Chancery Court.  Intel seeks an order from the Court declaring that the license does not extend to certain future NVIDIA chipset products, and enjoining NVIDIA from stating that it has licensing rights for these products. The lawsuit seeks no damages from NVIDIA.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with Intel processors and our competitive position would be harmed.   NVIDIA’s response to the Intel complaint is currently due on March 23, 2009.  NVIDIA disputes Intel’s positions and intends to vigorously defend the case.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes

The income tax expense (benefit) applicable to income before income taxes consists of the following:
	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
	(In thousands)
Current income taxes:
Federal	$(31)	$(988)	$(17)
State	133	516	(2,401)
Foreign	8,923	14,665	6,758
Total current	9,025	14,193	4,340
Deferred taxes:
Federal	(21,348)	90,178	41,721
State	—	—	—
Foreign	(1,929)	(1,014)	—
Total deferred	(23,277)	89,164	41,721
Charge in lieu of taxes attributable to employer stock option plans	1,339	339	289
Income tax expense (benefit)	$(12,913)	$103,696	$46,350

    Income (loss) before income taxes consists of the following:
	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
	(In thousands)
Domestic	$(174,412)	$6,416	$(19,617)
Foreign	131,458	894,925	514,097
	$(42,954)	$901,341	$494,480

The income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes as follows:

	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
	(In thousands)
Tax expense computed at federal statutory rate	$(15,034)	$315,470	$173,068
State income taxes, net of federal tax effect	957	555	(1,372)
Foreign tax rate differential	18,875	(178,358)	(97,390)
Research tax credit	(22,766)	(38,857)	(35,359)
In-process research and development	-	-	4,690
Stock-based compensation	5,342	4,828	3,564
Other	(287))	58	(851)
Income tax expense (benefit)	$(12,913)	$103,696	$46,350

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 25, 2009	January 27, 2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,593	$22,814
Accruals and reserves, not currently deductible for tax purposes	26,015	20,769
Property, equipment and intangible assets	23,935	7,513
Research and other tax credit carryforwards	123,620	147,417
Stock-based compensation	55,680	36,413
Gross deferred tax assets	256,843	234,926
Less: valuation allowance	(92,541)	(82,522)
Total deferred tax assets	164,302	152,404
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(223,223)	(228,227)
Net deferred tax asset (liability)	$(58,921)	$(75,823)

    Income tax expense (benefit) as a percentage of income (loss) before taxes, or our annual effective tax rate, was (30.0%), 11.5% and 9.4% for the years ended January 25, 2009, January 27, 2008 and January 28, 2007, respectively. The difference in the effective tax rates amongst the three years was primarily a result of changes in our geographic mix of income subject to tax, with the additional impact of the federal research tax credit recognized in fiscal year 2009 relative to the loss before taxes in such fiscal year.

As of January 25, 2009, we had a valuation allowance of $92.5 million. Of the total valuation allowance, $5.3 million relates to state tax attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not likely to be realized due, in part, to potential utilization limitations as a result of stock ownership changes, and $87.2 million relates to state and foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets related to certain acquisitions becomes more-likely-than-not, recognition of these acquired tax benefits would be reported as a reduction to income tax expense in accordance with the recent accounting pronouncement, Statement of Financial Accounting Standards No. 141(R), or SFAS No. 141(R), Business Combinations, issued by the FASB in December 2007.  We would also recognize an income tax benefit during the period that the realization of the deferred tax assets related to state or foreign tax benefits of $87.2 million becomes more-likely-than-not.

In accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share Based Payment, our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $588.7 million as of January 25, 2009. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to do a with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

    As of January 25, 2009, we had a federal net operating loss carryforward of $1.16 billion, cumulative state net operating loss carryforwards of $791.6 million, and a foreign net operating loss carryforward of $25.3 million. The federal net operating loss carryforward will expire beginning in fiscal 2012, the state net operating loss carryforwards will begin to expire in fiscal 2010 in accordance with the rules of each particular state, and the foreign net operating loss carryforward may be carried forward indefinitely.  As of January 25, 2009, we had federal research tax credit carryforwards of $223.0 million that will begin to expire in fiscal 2010.  We have other federal tax credit carryforwards of $1.9 million that will begin to expire in fiscal 2011. The research tax credit carryforwards attributable to states is in the amount of $212.3 million, of which $204.8 million is attributable to the State of California and may be carried over indefinitely, and $7.5 million is attributable to various other states and will expire beginning in fiscal 2010 according to the rules of each particular state.  We have other state tax credit carryforwards of $7.0 million that will begin to expire in fiscal 2010.  Utilization of federal and state net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions.  Utilization of the foreign net operating loss may be limited due to a change in business in connection with an ownership change.   If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    As of January 25, 2009, United States federal and state income taxes have not been provided on approximately $823.6 million of undistributed earnings of non-United States subsidiaries as such earnings are considered to be permanently reinvested.

    The Company has a tax holiday in effect for its business operations in India which will terminate in March 2010.  This tax holiday provides for a lower rate of taxation on certain classes of income based on various thresholds of investment and employment in such jurisdiction.  For fiscal year 2009, the tax savings of this holiday was approximately $0.9 million with no material per-share impact.

               On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes.  The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits.  As of January 25, 2009, we had $95.3 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  However, included in the unrecognized tax benefits that would affect our effective tax rate if recognized of $95.3 million is $19.7 million related to state income tax that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $95.3 million of unrecognized tax benefits as of January 25, 2009 consists of $37.4 million recorded in non-current income taxes payable and $57.9 million reflected as a reduction to the related deferred tax assets.

   A reconciliation of unrecognized tax benefits is as follows:

	January 25, 2009	January 27, 2008
	(In thousands)
Balance at beginning of period	$77,791	$57,544
Increases in tax positions for prior years	6,297	3,900
Decreases in tax positions for prior years	(272)	(433)
Increases in tax positions for current year	13,622	21,716
Settlements	(181)	(2,445)
Lapse in statute of limitations	(1,938)	(2,491)
Balance at end of period	$95,319	$77,791

    We have historically classified certain unrecognized tax benefits as income taxes payable, which was included within the current liabilities section of our Consolidated Balance Sheet. As a result of our adoption of FIN 48, we now classify an unrecognized tax benefit as a current liability, or as a reduction of the amount of a net operating loss carryforward or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year.  Likewise, the amount is classified as a long-term liability if we anticipate payment or receipt of cash for income taxes during a period beyond a year.

Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing FIN 48.  As of January 25, 2009 and January 27, 2008, we had accrued $11.8 million and $11.2 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 25, 2009, non-current income taxes payable of $49.2 million consists of unrecognized tax benefits of $37.4 million and the related interest and penalties of $11.8 million.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 25, 2009, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

    We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 25, 2009, the material tax jurisdictions that are subject to examination include the United States, Hong Kong, Taiwan, China, India, and Germany and include our fiscal years 2003 through 2009. As of January 25, 2009, the material tax jurisdictions for which we are currently under examination include India for fiscal years 2003 through 2007 and Germany for fiscal years 2004 through 2006.

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

    During the three months ended January 25, 2009, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. During fiscal year 2009, we entered into structured share repurchase transactions to repurchase 29.3 million shares for $423.6 million, which we recorded on the trade date of the transactions.  Through fiscal year 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 25, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

    Please refer to Note 2 of these Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding stock-based compensation and stock options granted under equity incentive programs.

    Convertible Preferred Stock

    As of January 25, 2009 and January 27, 2008, there were no shares of preferred stock outstanding.

    Common Stock

    At the Annual Meeting of Stockholders held on June 19, 2008, our stockholders approved an increase in our authorized number of shares of common stock to 2,000,000,000. The par value of our common stock remained unchanged at $0.001 per share.

    Please refer to Note 19 for further discussion regarding the cash tender offer for certain employee stock options that our Board of Directors approved in February 2009.

Note 15 - Employee Retirement Plans

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16 - Segment Information

    Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal year 2008, we reorganized our operating segments. We now report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the PSB which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our CPB, which is comprised of our CPB is comprised of our Tegra and GoForce mobile brands and products that support netbooks, personal navigation devices, or PNDs, handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration and corporate marketing expenses, which total $346.1 million, $266.2 million and $239.6 million for fiscal years 2009, 2008 and 2007, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  Certain prior period amounts have been revised to conform to the presentation of our current fiscal year.

 Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Year Ended January 25, 2009:
Revenue	$1,912,262	$693,376	$655,565	$136,334	$27,322	$3,424,859
Depreciation and amortization expense	$55,405	$21,587	$32,442	$19,372	$56,217	$185,023
Operating income (loss)	$122,111	$322,514	$(132,921)	$(24,293)	$(358,111)	$(70,700)
Year Ended January 27, 2008:
Revenue	$2,518,281	$588,358	$710,353	$251,137	$29,731	$4,097,860
Depreciation and amortization expense	$38,272	$9,596	$28,409	$21,482	$37,715	$135,474
Operating income (loss)	$717,985	$305,395	$57,214	$28,104	$(272,352)	$836,346
Year Ended January 28, 2007:
Revenue	$1,712,370	$454,735	$661,483	$233,223	$6,960	$3,068,771
Depreciation and amortization expense	$27,851	$7,381	$20,751	$18,073	$33,776	$107,832
Operating income (loss)	$383,109	$213,966	$77,952	$42,375	$(263,950)	$453,452

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Revenue:	(In thousands)
China	$1,087,739	$1,256,209	$659,711
Taiwan	974,077	1,293,645	1,118,631
Other Asia Pacific	601,480	662,448	544,700
Europe	321,117	438,321	302,080
United States	309,540	341,670	332,609
Other Americas	130,906	105,567	111,040
Total revenue	$3,424,859	$4,097,860	$3,068,771

    The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property and equipment and deposits and other assets and exclude goodwill and intangible assets.

	January 25, 2009	January 27, 2008
Long-lived assets:	(In thousands)
United States	$500,162	$298,765
Taiwan	81,761	31,788
China	42,969	24,655
India	29,639	28,677
Europe	6,865	7,052
Other Asia Pacific	2,500	1,510
Other Americas	1,928	5,412
Total long-lived assets	$665,824	$397,859

    Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Revenue:
Customer A	11%	7%	5%
Customer B	8%	10%	12%

    Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 25, 2009	January 27, 2008
Accounts Receivable:
Customer A	18%	4%
Customer B	10%	9%
Customer C	10%	8%
Customer D	2%	12%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

    Financial assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	January 25, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Other debt securities issued by U.S. Government agencies (4)	$318,121	$-	$318,121	$-
Corporate debt securities (3)	251,174	-	251,174	-
Mortgage-backed securities issued by Government-sponsored entities (1)	161,199	-	161,199	-
Money market funds (5)	139,046	14,646	-	124,400
Commercial paper (2)	56,997	-	56,997	-
Debt securities issued by United States Treasury (1)	55,275	-	55,275	-
Asset-backed securities (1)	38,858	-	38,858	-
Total assets	$1,020,670	$14,646	$881,624	$124,400

(1)  Included in Marketable securities on the Consolidated Balance Sheet.
(2)  Included in Cash and cash equivalents on the Consolidated Balance Sheet.
(3)  Includes $38,091 in Cash and cash equivalents and $213,083 in Marketable securities on the Consolidated Balance Sheet.
(4)  Includes $73,233 in Cash and cash equivalents and $244,888 in Marketable securities on the Consolidated Balance Sheet.
(5)  Includes $14,646 in Cash and cash equivalents and $124,400 in Marketable securities on the Consolidated Balance Sheet.

    For our money market funds that were held by the International Reserve Fund at January 25, 2009, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. As the International Reserve Fund has halted redemption requests and is currently believed to be holding all of their securities until maturity, we valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that have filed for bankruptcy as of January 25, 2009 and, as such, our valuation of those securities was zero. The net result was that, as of January 25, 2009, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value prior to January 25, 2009. Based on this assessment, we recorded an other than temporary impairment charge of $5.6 million during fiscal year 2009. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

    As of January 25, 2009, our money market investment in the International Reserve Fund, which was valued at $124.4 million, net of other than temporary impairment charges, was classified as marketable securities in our Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Subsequent to year-end, on January 30, 2009, we received $84.4 million from the International Reserve Fund. This was our portion of a payout of approximately 65% of the total assets of the Fund. Each shareholder’s percentage of this distribution was determined by dividing the shareholder’s total unfunded redeemed shares by the aggregate unfunded redeemed shares of the Fund, which was then used to calculate the shareholder’s pro rata portion of this distribution. We expect to receive the proceeds of our remaining investment in the International Reserve Fund, excluding the $5.6 million that we have recorded as an other than temporary impairment, by no later than October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

    Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:
Year ended January 25, 2009

Balance, beginning of period	$-
Transfer into Level 3	130,000
Other than temporary impairment	(5,600)
Balance, end of period	$124,400

    Total financial assets at fair value classified within Level 3 were 3.7% of total assets on our Consolidated Balance Sheet as of January 25, 2009.

 Note 18 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial, for the last eight fiscal quarters ended January 25, 2009.
	Fiscal Year 2009 Quarters Ended
	January 25, 2009 (A,B)	October 26, 2008 (C, D)	July 27, 2008 (E)	April 27, 2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$481,140	$897,655	$892,676	$1,153,388
Cost of revenue	$339,474	$529,812	$742,759	$638,545
Gross profit	$141,666	$367,843	$149,917	$514,843
Net income (loss)	$(147,665)	$61,748	$(120,929)	$176,805
Basic net income (loss) per share	$(0.27)	$0.11	$(0.22)	$0.32
Diluted net income (loss) per share	$(0.27)	$0.11	$(0.22)	$0.30

	Fiscal Year 2008 Quarters Ended
	January 27, 2008 (F)	October 28, 2007	July 29, 2007	April 29, 2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$1,202,730	$1,115,597	$935,253	$844,280
Cost of revenue	$653,133	$600,044	$511,261	$464,142
Gross profit	$549,597	$515,553	$423,992	$380,138
Net income	$256,993	$235,661	$172,732	$132,259
Basic net income per share	$0.46	$0.42	$0.32	$0.24
Diluted net income per share	$0.42	$0.38	$0.29	$0.22
(A) Included $18.9 million for a non-recurring charge related to a termination of development contract related to a new campus construction project we have put on hold.
(B) Included $8.0 million benefit from an insurance provider as reimbursement for some claims against us towards the cost arising from a weak die/packaging material set.
(C) Included $4.5 million charge towards non-recurring charge related to a royalty dispute.
(D) Included $8.3 million towards restructuring charges.
(E) Included $196.0 million warranty charge against cost of revenue arising from a weak die/packaging material set.
(F) Included a charge of $4.0 million related to the write-off of acquired research and development expense from our acquisitions of Mental Images in fiscal year 2008.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 19 - Subsequent Event

Tender Offer

    On February 11, 2009, we announced that our Board of Directors approved a cash tender offer for certain employee stock options. The tender offer commenced on February 11, 2009 and expired at 12:00 midnight (Pacific Time) on March 11, 2009. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, including our former Chief Financial Officer, Marvin D. Burkett, were eligible to participate in the Offer. All eligible options with exercise prices less than $28.00 per share, but not less than $17.50 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option.

We use equity to promote employee retention and provide an incentive vehicle valued by employees that is also aligned to stockholder interest. However, our stock price has declined significantly over the past year, and all of our eligible options are “out-of-the-money” (i.e., have exercise prices above our stock price).  Therefore, we provided an incentive to employees with an opportunity to obtain cash payment for their eligible options. Also, the tender offer is expected to increase the number of shares available for issuance under our 2007 Equity Incentive Plan to the extent eligible options were tendered in this tender offer. The tender offer is also expected to reduce the potential dilution to our stockholders that is represented by outstanding stock options, which become additional outstanding shares of our common stock upon exercise.

    As of January 25, 2009, there were approximately 33.1 million options eligible to participate in the tender offer. If all these options were tendered and accepted in the offer, the aggregate cash purchase price for these options would be approximately $92.0 million. As a result of the tender offer, we may incur a non-recurring charge of up to approximately $150.0 million if all of the unvested eligible options are tendered. This charge would be reflected in our financial results for the first fiscal quarter of fiscal year 2010 and represents stock-based compensation expense, consisting of the remaining unamortized stock-based compensation expense associated with the unvested portion of the eligible options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, if any, plus associated payroll taxes and professional fees.

    We are currently tallying information on the number of options tendered under the offer to determine the actual aggregate cash to be paid in exchange for the cancellation of the eligible options and the non-recurring charge to be incurred pertaining to the unvested eligible options that have been tendered.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 25, 2009
Deferred tax valuation allowance	$82,522	$10,019	(4)	$-		$92,541
Allowance for doubtful accounts	$968	$608	(1)	$514	(2)	$1,062

Year ended January 27, 2008
Deferred tax valuation allowance	$68,563	$13,959	(4)	$-		$82,522
Allowance for doubtful accounts	$1,271	$505	(1)	$(808)	(2)	$968

Year ended January 28, 2007
Deferred tax valuation allowance	$233,016	$13,867	(4)	$(178,320)	(5)	$68,563
Allowance for doubtful accounts	$598	$676	(1),(3)	$(3)	(2)	$1,271

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit		Filing Date
2.1		Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1		11/9/2006
3.1		Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1		3/23/1999
3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1		8/21/2008
3.3		Bylaws of NVIDIA Corporation, Amended and Restated as of February 12, 2009	8-K	0-23985	3.1		2/19/2009
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2		Specimen Stock Certificate	S-1/A	333-47495	4.2		4/24/1998
10.1		Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1		3/7/2006
10.2	+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2		3/13/2006
10.3	+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5		11/22/2004
10.4	+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6		11/22/2004
10.5	+	Certificate of Stock Option Grant	10-Q	0-23985	10.7		11/22/2004
10.6	+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1		4/3/2006
10.7	+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1		11/22/2004
10.8	+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2		11/22/2004
10.9	+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3		11/22/2004
10.10	+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2		5/22/2008
10.11	+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99	(d)(1)(A)	11/29/2006
10.12	+	2000 NonStatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1	(d)(1)(B)	11/29/2006
10.13	+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1		1/16/2007
10.14	+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2		1/16/2007
10.15	+	2007 Equity Incentive Plan	8-K	0-23985	10.1		6/27/2007
10.16	+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)	10-Q	0-23985	10.2		8/22/2007
10.17	+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service)	10-Q	0-23985	10.3		8/22/2007
10.18	+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant)	10-Q	0-23985	10.4		8/22/2007

EXHIBIT INDEX
(Continued)

			Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
10.19	+	2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.5	8/22/2007
10.20	+	2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.6	8/22/2007
10.21	+	2007 Equity Incentive Plan – Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	8-K	0-23985	10.1	2/11/2009
10.22	+	Fiscal Year 2008 Variable Compensation Plan	8-K	0-23985	10.1	4/5/2007
10.23	+	Fiscal Year 2009 Variable Compensation Plan	8-K	0-23985	10.1	4/21/2008
10.24		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.25		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.26		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.27		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.28		Amended and Restated Agreement of Purchase and Sale by and between Harvest-Granite San Tomas LLC and Harvest 2400, LLC dated January 31, 2008	10-Q	0-23985	10.3	5/22/2008
10.29	+	Offer Letter, dated January 28, 2009, with David White	8-K	0-23985	10.1	2/27/2009
21.1	*	List of Registrant’s Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
24.1	*	Power of Attorney (included in signature page)
31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

NVIDIA Corporation
By:	/s/ Jen-Hsun Huang
Jen-Hsun Huang
President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jen-Hsun Huang and David L. White, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009
Jen-Hsun Huang
/s/ DAVID L. WHITE	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009
David L. White
/s/ TENCH COXE	Director	March 13, 2009
Tench Coxe
/s/ MARK STEVENS	Director	March 13, 2009
Mark Stevens
/s/ JAMES C. GAITHER	Director	March 13, 2009
James C. Gaither
/s/ HARVEY C. JONES	Director	March 13, 2009
Harvey C. Jones
/s/ MARK L. PERRY	Director	March 13, 2009
Mark L. Perry
/s/ WILLIAM J. MILLER	Director	March 13, 2009
William J. Miller
/s/ A. BROOKE SEAWELL	Director	March 13, 2009
A. Brooke Seawell

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit		Filing Date
2.1		Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1		11/9/2006
3.1		Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1		3/23/1999
3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1		8/21/2008
3.3		Bylaws of NVIDIA Corporation, Amended and Restated as of February 12, 2009	8-K	0-23985	3.1		2/19/2009
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2		Specimen Stock Certificate	S-1/A	333-47495	4.2		4/24/1998
10.1		Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1		3/7/2006
10.2	+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2		3/13/2006
10.3	+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5		11/22/2004
10.4	+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6		11/22/2004
10.5	+	Certificate of Stock Option Grant	10-Q	0-23985	10.7		11/22/2004
10.6	+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1		4/3/2006
10.7	+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1		11/22/2004
10.8	+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2		11/22/2004
10.9	+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3		11/22/2004
10.10	+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2		5/22/2008
10.11	+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99	(d)(1)(A)	11/29/2006
10.12	+	2000 NonStatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1	(d)(1)(B)	11/29/2006
10.13	+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1		1/16/2007
10.14	+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2		1/16/2007
10.15	+	2007 Equity Incentive Plan	8-K	0-23985	10.1		6/27/2007
10.16	+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)	10-Q	0-23985	10.2		8/22/2007
10.17	+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service)	10-Q	0-23985	10.3		8/22/2007
10.18	+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant)	10-Q	0-23985	10.4		8/22/2007

EXHIBIT INDEX
(Continued)
			Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
10.19	+	2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.5	8/22/2007
10.20	+	2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.6	8/22/2007
10.21	+	2007 Equity Incentive Plan – Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	8-K	0-23985	10.1	2/11/2009
10.22	+	Fiscal Year 2008 Variable Compensation Plan	8-K	0-23985	10.1	4/5/2007
10.23	+	Fiscal Year 2009 Variable Compensation Plan	8-K	0-23985	10.1	4/21/2008
10.24		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.25		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.26		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.27		Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.28		Amended and Restated Agreement of Purchase and Sale by and between Harvest-Granite San Tomas LLC and Harvest 2400, LLC dated January 31, 2008	10-Q	0-23985	10.3	5/22/2008
10.29	+	Offer Letter, dated January 28, 2009, with David White	8-K	0-23985	10.1	2/27/2009
21.1	*	List of Registrant’s Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP
24.1	*	Power of Attorney (included in signature page)
31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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