Form 10-Q
period 2009-04-26
NVIDIA CORP
filed 2009-05-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐ No ☒

        The number of shares of common stock, $0.001 par value, outstanding as of May 15, 2009 was 546.2 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 26, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	April 26, 2009	April 27, 2008
Revenue	$664,231	$1,153,388
Cost of revenue	474,535	638,545
Gross profit	189,696	514,843
Operating expenses:
Research and development	301,797	218,830
Sales, general and administrative	118,864	93,034
Total operating expenses	420,661	311,864
Income (loss) from operations	(230,965)	202,979
Interest income	6,124	14,323
Other income (expense), net	20	(4,284)
Income (loss) before income tax expense (benefit)	(224,821)	213,018
Income tax expense (benefit)	(23,483)	36,213
Net income (loss)	$(201,338)	$176,805

Basic income (loss) per share	$(0.37)	$0.32
Shares used in basic per share computation	542,307	555,673

Diluted income (loss) per share	$(0.37)	$0.30
Shares used in diluted per share computation	542,307	591,989

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	April 26, 2009	January 25, 2009
Current assets:
Cash and cash equivalents	$512,274	$417,688
Marketable securities	825,873	837,702
Accounts receivable, net	304,393	318,435
Inventories	327,259	537,834
Prepaid expenses and other	50,885	39,794
Deferred income taxes	-	16,505
Total current assets	2,020,684	2,167,958
Property and equipment, net	601,053	625,798
Goodwill	369,844	369,844
Intangible assets, net	142,446	147,101
Deposits and other assets	44,677	40,026
Total assets	$3,178,704	$3,350,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,114	$218,864
Accrued liabilities and other	476,058	559,727
Total current liabilities	702,172	778,591
Other long-term liabilities	132,305	151,850
Capital lease obligations, long term	25,351	25,634
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock	-	-
Common stock	636	629
Additional paid-in capital	2,013,746	1,889,257
Treasury stock, at cost	(1,463,268)	(1,463,268)
Accumulated other comprehensive income	4,931	3,865
Retained earnings	1,762,831	1,964,169
Total stockholders' equity	2,318,876	2,394,652
Total liabilities and stockholders' equity	$3,178,704	$3,350,727

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 26, 2009	April 27, 2008
Cash flows from operating activities:
Net income (loss)	$(201,338)	$176,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense related to stock option purchase	135,735	-
Depreciation and amortization	50,658	41,358
Stock based compensation expense	34,113	42,124
Tax benefit from stock options	(7,595)	-
Other	1,474	1,238
Deferred income taxes	(15,378)	31,186
Payments under patent licensing arrangement	(88)	(4,980)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,171	15,826
Inventories	211,233	(61,149)
Prepaid expenses and other current assets	5,414	(831)
Deposits and other assets	(4,969)	(2,258)
Accounts payable	7,250	(68,608)
Accrued liabilities and other long-term liabilities	(88,552)	(25,466)
Net cash provided by operating activities	142,128	145,245
Cash flows from investing activities:
Purchases of marketable securities	(215,088)	(289,649)
Proceeds from sales and maturities of marketable securities	226,960	545,803
Purchases of property and equipment and intangible assets	(20,777)	(202,173)
Acquisition of businesses, net of cash and cash equivalents	-	(27,948)
Other	-	(1,500)
Net cash provided by (used in) investing activities	(8,905)	24,533
Cash flows from financing activities:
Payments related to stock option purchase	(78,075)	-
Proceeds from issuance of common stock under employee stock plans	39,660	30,457
Payments related to repurchases of common stock	-	(123,896)
Payments under capital lease obligations	(222)	-
Net cash used in financing activities	(38,637)	(93,439)
Change in cash and cash equivalents	94,586	76,339
Cash and cash equivalents at beginning of period	417,688	726,969
Cash and cash equivalents at end of period	$512,274	$803,308

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$919	$1,982
Other non-cash activities:
Change in unrealized gains from marketable securities	$1,066	$8,234

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

        Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009.

Fiscal year

We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal year 2010 is a 53-week year, compared to fiscal year 2009 which was a 52-week year. The first quarter of fiscal years 2010 and 2009 are both 13-week quarters.

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

Our policy on sales to certain distributors, with rights of return, is to defer recognition of revenue and related cost of revenue until the distributors resell the product. We record estimated reductions to revenue for customer programs at the time revenue is recognized. Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates in accordance with Emerging Issues Task Force Issue 01-9, or EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, we accrue for 100% of the potential rebates and do not apply a breakage factor. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue upon expiration of the rebate.

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

Inventories

Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory for estimated amounts related to lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

Adoption of New Accounting Pronouncements

        Business Combinations. In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is measured at fair value, capitalized as an indefinite-life intangible asset and tested for impairment pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. We adopted SFAS No. 141(R) in the first quarter of 2010 and will apply this new accounting standard to any future business combinations.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2009, the FASB issued FASB Staff Position No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP 141R-1 in the first quarter of 2010 and will apply this new accounting standard to any future business combinations.

Life of Intangible Assets. In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. We adopted FSP 142-3 in the first quarter of 2010. The adoption of FSP 142-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. We will be required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of fiscal year 2010. We do not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

Other-Than-Temporary Impairment. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP No. 115-2 and FAS No. 124-2, which clarify the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. We will be required to adopt FSP No. 115-2 and FAS No. 124-2 in the second quarter of fiscal year 2010. We do not believe the adoption of FSP No. 115-2 and FAS No. 124-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Considering Volume and Level of Activity. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.  We will be required to adopt FSP No. 157-4 in the second quarter of fiscal year 2010. We do not believe the adoption of FSP No. 157-4 will have a material impact on our consolidated financial position, results of operations or cash flows.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 – Net Income (Loss) Per Share

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

	Three Months Ended
	April 26, 2009	April 27, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(201,338)	$176,805
Denominator:
Denominator for basic net income (loss) per share, weighted average shares	542,307	555,673
Effect of dilutive securities:
Stock options outstanding	-	36,316
Denominator for diluted net income (loss) per share, weighted average shares	542,307	591,989

Net income (loss) per share:
Basic net income (loss) per share	$(0.37)	$0.32
Diluted net income (loss) per share	$(0.37)	$0.30

All of our outstanding stock options and restricted stock units were anti-dilutive during the three months ended April 26, 2009 and excluded from the computation of diluted earnings per share due to the net loss for the first quarter of fiscal year 2010. Diluted net income (loss) per share does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 32.3 million for the three months ended April 27, 2008.

Note 3 – Stock Option Purchase

In March 2009, we completed a cash tender offer for certain employee stock options. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934 were eligible to participate in the tender offer. All eligible options with exercise prices equal to or greater than $17.50 per share but less than $28.00 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices equal to or greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option.

Our condensed consolidated statement of operations for the three months ended April 26, 2009 includes stock-based compensation charges related to the stock option purchase (in thousands):

Cost of revenue	$11,412
Research and development	90,456
Sales, general and administrative	38,373
Total	$140,241

   A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, which was paid in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of $124.1 million related to the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, $11.6 million related to stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus $4.5 million related to associated payroll taxes, professional fees and other costs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 - Stock-Based Compensation

We measure stock-based compensation expense at the grant date of the related equity awards, based on the fair value of the awards, and recognize the expense using the straight-line attribution method over the requisite employee service period. We estimate the fair value of employee stock options on the date of grant using a binomial model and we use the closing trading price of our common stock on the date of grant as the fair value of awards of restricted stock units, or RSUs. We calculate the fair value of our employee stock purchase plan using the Black-Scholes model.

Equity Incentive Plans

We consider equity compensation to be long-term compensation and an integral component of our efforts to attract and retain exceptional executives, senior management and world-class employees. In March 2009, we introduced RSUs as a form of equity compensation to all employees. Currently, we grant stock options and RSUs under our equity incentive plans.  The description of the key features of the NVIDIA Corporation 2007 Equity Incentive Plan, or the 2007 Plan, PortalPlayer, Inc. 1999 Stock Option Plan, or 1999 Plan, and 1998 Employee Stock Purchase Plan, may be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 25, 2009.

Options granted to new employees that started before the beginning of fiscal year 2010 generally vest ratably quarterly over a three-year period. In addition, options granted prior to the beginning of fiscal year 2010 to existing employees in recognition of performance generally vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option in equal quarterly installments over a nine month period. Beginning in fiscal 2010, options granted to new employees and to existing employees in recognition of performance generally vest as to 33.36% of the shares one year after the date of grant and as to the remaining 66.64% of the shares subject to the option in equal quarterly installments over the remaining period. Options granted under the 2007 Plan generally expire in six years from the date of grant. In general, RSUs vest over three years and are subject to the recipient’s continuing service to NVIDIA. RSUs vest over three years at the rate of 33.36% on pre-determined dates that are close to the anniversary of the grant date and vest ratably on a semi-annual basis thereafter.

In addition to the stock-based compensation expense related to our cash tender offer to purchase certain employee stock options as described in Note 3 – Stock Option Purchase, our condensed consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 26, 2009	April 27, 2008
	(In thousands)
Cost of revenue	$2,230	$3,136
Research and development	21,270	24,534
Sales, general and administrative	10,613	14,454
Total	$34,113	$42,124

During the three months ended April 26, 2009 and April 27, 2008, we granted approximately 4.9 million and 8.7 million stock options, respectively, with an estimated total grant-date fair value of $27.0 million and $87.0 million, respectively, and a per option weighted average grant-date fair value of $5.45 and $9.97, respectively. During the three months ended April 26, 2009, we granted approximately 4.6 million RSUs, with an estimated total grant-date fair value of $46.4 million, and a per RSU weighted average grant-date fair value of $10.17. We did not grant any RSUs during the three months ended April 27, 2008.

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $11.8 million and $17.0 million for the three months ended April 26, 2009 and April 27, 2008, respectively. As of April 26, 2009 and April 27, 2008, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $130.1 million and $272.9 million, respectively, adjusted for estimated forfeitures.  As of both April 26, 2009 and April 27, 2008, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.2 years. As of April 26, 2009, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.9 years.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Valuation Assumptions

We calculate the grant-date fair value of our equity awards under the provisions of Statement of Financial Accounting Standards No. 123 (R), or SFAS No. 123(R), Share-based Payment.

Our calculation of the fair value of stock option awards uses implied volatility rather than historical volatility as we expect that implied volatility will be more reflective of market conditions and thus a better indicator of our expected volatility than historical volatility. We also segregate options into groups of employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock option awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a reasonable estimate of the fair value of our employee stock options.

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

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Three Months Ended
	April 26, 2009	April 27, 2008
Stock Options	(Using a binomial model)
Weighted average expected life of stock options (in years)	3.8 - 5.8	3.6 - 5.7
Risk free interest rate	1.8% - 2.2%	2.6% - 2.9%
Volatility	65% - 72%	60% - 68%
Dividend yield	-	-

Three Months Ended
	April 26, 2009	April 27, 2008
(Using a Black-Scholes model)
Employee Stock Purchase Plan
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	0.5% - 1.0%	1.6% - 1.8%
Volatility	73%	68%
Dividend yield	-	-

Equity Award Activity

The following summarizes the stock option and RSU activities under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per Share)
Balances, January 25, 2009	97,454	$13.83
Granted	4,949	$9.96
Exercised	(4,158)	$4.17
Cancelled	(743)	$16.92
Cancellations related to stock options purchase (1)	(28,532)	$23.35
Balances, April 26, 2009	68,970	$8.92
 (1) Please refer to Note 3 of these condensed consolidated statements of operations for further discussion related to our stock option purchase in March 2009.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	RSUs	Weighted Average Grant-date fair value
Restricted Stock Units	(In thousands)	(Per Share)
Balances, January 25, 2009	-	$-
Awarded	4,563	$10.17
Vested	-	$10.20
Forfeited	(10)	$10.20
Balances, April 26, 2009	4,553	$10.17

The following summarizes the stock options and RSUs, or equity awards, available for grant under our equity incentive plans (in thousands):

Balances, January 25, 2009	29,501
Stock options:
Granted	(4,949)
Exercised	-
Cancelled	743
Cancellations related to stock option purchase (1)	28,532
Restricted Stock Units:
Granted	(4,563)
Cancelled	10
Balances, April 26, 2009	49,274
        (1) Please refer to Note 3 of these condensed consolidated statements of operations for further discussion related to our stock option purchase in March 2009.

Note 5 – Income Taxes

We recognized income tax (benefit) expense of ($23.5) million and $36.2 million for the three months ended April 26, 2009 and April 27, 2008, respectively.  Income tax (benefit) expense as a percentage of income before taxes, or our effective tax rate, was (10.5%) and 17.0% for the three months ended April 26, 2009 and April 27, 2008, respectively.

The expected tax benefit derived from our loss before tax for the first three months of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of (10.5%) due primarily to permanent tax differences related to stock-based compensation and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.  Further, our annual projected effective tax rate of (7.0%) differs from our actual effective tax rate of (10.5%) primarily due to a one-time discrete item related to our stock option purchase completed in March 2009.

Our effective tax rate on income before tax for the first three months of fiscal year 2009 is lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where that tax rate is lower than the United States federal statutory tax rate.

For the three months ended April 26, 2009, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 25, 2009.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 26, 2009, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of April 26, 2009. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Based on our quarterly impairment review and having considered the guidance in Statement of Financial Accounting Standards Staff Position No. 115-1, or FSP No. 115-1, A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, we did not record any other than temporary impairment charges during the first quarters of fiscal years 2010 and 2009. We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of April 26, 2009.

Net realized gains for the first quarter of fiscal year 2010 were $0.8 million. Net realized gains or losses for the first quarter of fiscal year 2009 were not material. As of April 26, 2009, we had a net unrealized gain of $5.4 million, which was comprised of gross unrealized gains of $7.4 million, offset by $2.0 million of gross unrealized losses.  As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $3.4 million of gross unrealized losses.

As of April 26, 2009, our money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $40.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009, was classified as marketable securities in our Condensed Consolidated Balance Sheet as of April 26, 2009 due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $40.0 million value of our holdings in the International Reserve Fund as of April 26, 2009 reflects an initial investment of $130.0 million, reduced by $84.4 million that we received from the International Reserve Fund during the first quarter of fiscal 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $84.4 million we received was our portion of a payout of approximately 65% of the total assets of the International Reserve Fund. We expect to receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million, by October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 – Fair Value of Cash Equivalents and Marketable Securities

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

Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	April 26, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by US Government agencies (1)	$386,569	$-	$386,569	$-
Corporate debt securities (2)	234,978	-	234,978	-
Debt securities issued by United States Treasury (3)	209,430	-	209,430	-
Money market funds (4)	193,333	153,358	-	39,975
Mortgage-backed securities issued by Government-sponsored entities (2)	160,956	-	160,956	-
Asset-backed Securities (2)	22,704	-	22,704	-
Commercial paper (5)	2,799	-	2,799	-
Total cash equivalents and marketable securities	$1,210,769	$153,358	$1,017,436	$39,975

        (1) Includes $102,650 in Cash and cash equivalents and $283,919 in Marketable Securities on the Condensed Consolidated Balance Sheet.
        (2) Included in Marketable Securities on the Condensed Consolidated Balance Sheet.
        (3) Includes $126,089 in Cash and cash equivalents and $83,341 in Marketable Securities on the Condensed Consolidated Balance Sheet.
        (4) Includes $153,358 in Cash and cash equivalents and $39,975 in Marketable Securities on the Condensed Consolidated Balance Sheet.
        (5) Included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet.

         For our money market funds that were held by the International Reserve Fund at April 26, 2009, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. As the International Reserve Fund has halted redemption requests and is currently believed to be holding all of their securities until maturity, we valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that had filed for bankruptcy during fiscal year 2009 and, as such, our valuation of those securities was zero. The net result was that, during the third quarter of fiscal year 2009, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value and we recorded an other than temporary impairment charge of $5.6 million. The $40.0 million value of our holdings in the International Reserve Fund as of April 26, 2009 reflects an initial investment of $130.0 million, reduced by $84.4 million that we received from the International Reserve Fund during the first quarter of fiscal 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs (in thousands):

Balance, beginning of period, January 25, 2009	$124,400
Transfer into Level 3	-
Other than temporary impairment	-
Redemption of funds	(84,425)
Balance, end of period, April 26, 2009	$39,975

Total financial assets at fair value classified within Level 3 were 1.3% of total assets on our Condensed Consolidated Balance Sheet as of April 26, 2009.

Note 8 - 3dfx

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of approximately $74.2 million. On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or the APA, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx.

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx’s bankruptcy estate served his complaint on NVIDIA.  The Trustee’s complaint asserted claims for, among other things, successor liability and fraudulent transfer and sought additional payments from us.   In early November 2005, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement.

The conditional settlement reached in November 2005 never progressed through the confirmation process and the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case. We do not believe the resolution of this matter will have a material impact on our results of operations or financial position.

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

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	-
Total	$99,161

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Intangible Assets

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

	April 26, 2009			January 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$134,343	$(37,968)	$96,375	$130,654	$(34,610)	$96,044
Acquired intellectual property	75,339	(39,274)	36,065	75,340	(35,200)	40,140
Patents	18,588	(8,582)	10,006	18,588	(7,671)	10,917
Total intangible assets	$228,270	$(85,824)	$142,446	$224,582	$(77,481)	$147,101

Amortization expense associated with intangible assets was $8.3 million and $7.5 million for the three months ended April 26, 2009 and April 27, 2008, respectively.  Future amortization expense related to the net carrying amount of intangible assets at April 26, 2009 is estimated to be $25.8 million for the remainder of fiscal 2010, $27.6 million in fiscal 2011, $25.1 million in fiscal 2012, $19.0 million in fiscal 2013, $14.6 million in fiscal 2014, and a total of $30.3 million in fiscal 2015 and fiscal years subsequent of fiscal 2015.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 26, 2009	January 25, 2009
Inventories:	(In thousands)
Raw materials	$25,569	$27,804
Work in-process	94,770	132,960
Finished goods	206,920	377,070
Total inventories	$327,259	$537,834

At April 26, 2009, we had outstanding inventory purchase obligations totaling approximately $457 million.

	April 26, 2009	January 25, 2009
Accrued Liabilities:	(In thousands)
Accrued customer programs (1)	$229,246	$239,797
Warranty accrual (2)	112,016	150,629
Accrued payroll and related expenses	49,466	82,449
Accrued legal settlement (3)	30,600	30,600
Deferred rent	11,354	11,643
Deferred revenue	3,907	3,774
Other	39,469	40,835
Total accrued liabilities and other	$476,058	$559,727

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	April 26, 2009	January 25, 2009
Other Long-term Liabilities:	(In thousands)
Deferred income tax liability	$59,877	$75,252
Income taxes payable, long term	46,713	49,248
Asset retirement obligation	9,664	9,515
Other long-term liabilities	16,051	17,835
Total other long-term liabilities	$132,305	$151,850

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

During fiscal year 2009, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accrual for product warranty liabilities

Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated.  The estimated product warranty liabilities for the three months ended April 26, 2009 and April 27, 2008 are as follows:

	April 26, 2009		April 27, 2008
	(In thousands)
Balance at beginning of period	$150,629	(1)	$5,707
Additions	-		685
Deductions	(38,613)	(2)	-
Balance at end of period	$112,016		$6,392

        (1) Includes a balance of $145.7 million associated with incremental repair and replacement costs from a weak die/packaging material set.  In July 2008, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set. This charge was subsequently offset by deductions of $50.3 million in deductions towards warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

        (2) Includes $31.2 million for the three months ended April 26, 2009 in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

Note 12 - Commitments and Contingencies

 3dfx

On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx’s October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx’s former landlords, one by 3dfx’s bankruptcy trustee and the fourth by a committee of 3dfx’s equity security holders in the bankruptcy estate.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On July 17, 2008, the United States Court of Appeals for the Ninth Circuit held oral argument on the landlords’ appeals.  On November 25, 2008, the Court of Appeals issued its opinion affirming the dismissal of Carlyle’s complaint in its entirety.  The Court of Appeals also affirmed the dismissal of most of CarrAmerica’s complaint, but reversed the District Court’s dismissal of CarrAmerica’s claims for interference with contractual relations and fraud.  On December 8, 2008, Carlyle filed a Request for Rehearing En Banc, which CarrAmerica joined. That same day, Carlyle also filed a Motion for Clarification of the Court’s Opinion.  On January 22, 2009, the Court of Appeals denied the Request for Rehearing En Banc, but clarified its opinion affirming dismissal of the claims by stating that CarrAmerica had standing to pursue claims for interference with contractual relations, fraud, conspiracy and tort of another, and remanding Carlyle’s case with instructions that the District Court evaluate whether the Trustee had abandoned any claims, which Carlyle might have standing to pursue.

The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle will withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009.  The parties have filed a stipulation requesting that the District Court vacate the May 18, 2009 Case Management Conference date until after Bankruptcy Court renders its decision.  At a hearing on May 13, 2009, the Bankruptcy Court ruled that the Trustee had not abandoned any claims against us, and denied the Trustee's Notice of Intention to Compromise Controversy with Carlyle Fortran Trust without prejudice.

On April 2, 2009, Carlyle filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the Court of Appeals decision.  We continue to believe that there is no merit to Carlyle or CarrAmerica’s remaining claims.

Trustee Lawsuit.

In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx’s bankruptcy estate served his complaint on NVIDIA.  The Trustee’s complaint asserts claims for, among other things, successor liability and fraudulent transfer and seeks additional payments from us.  The Trustee’s fraudulent transfer theory alleged that NVIDIA had failed to pay reasonably equivalent value for 3dfx’s assets, and sought recovery of the difference between the $70 million paid and the alleged fair value, which the Trustee estimated to exceed $50 million.  The Trustee’s successor liability theory alleged NVIDIA was effectively 3dfx’s legal successor and was therefore responsible for all of 3dfx’s unpaid liabilities.  This action was consolidated for pretrial purposes with the landlord cases, as noted above.

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

On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee’s constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA?; (2) of what was transferred, what qualifies as “property” subject to the Bankruptcy Court’s avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions?; (3) what is the fair market value of the “property” identified in answer to question (2)?; and (4) was the $70 million that NVIDIA paid “reasonably equivalent” to the fair market value of that property? The parties completed post-trial briefing on May 25, 2007.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties’ contentions and evidence and concluded that “the creditors of 3dfx were not injured by the Transaction.”  This decision did not entirely dispose of the Trustee’s action, however, as the Trustee’s claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court, where the appeal is pending.   The District Court has set the Trustee’s appeal for hearing on June 10, 2009.

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

The Equity Committee Lawsuit.

On December 8, 2005, the Trustee filed a Form 8-K on behalf of 3dfx, disclosing the terms of the conditional settlement agreement between NVIDIA and the Creditor’s Committee. Thereafter, certain 3dfx shareholders filed a petition with the Bankruptcy Court to appoint an official committee to represent the claimed interests of 3dfx shareholders. The court granted that petition and appointed an Equity Securities Holders’ Committee, or the Equity Committee. The Equity Committee thereafter sought and obtained an order granting it standing to bring suit against NVIDIA, for the benefit of the bankruptcy estate, to compel NVIDIA to pay the stock consideration then unpaid from the APA, and filed its own competing plan of reorganization/liquidation. The Equity Committee’s plan assumes that 3dfx can raise additional equity capital that would be used to retire all of 3dfx’s debts, and thus to trigger NVIDIA’s obligation to pay six million shares of stock consideration specified in the APA. NVIDIA contends, among other things, that such a commitment is not sufficient and that its obligation to pay the stock consideration had long before been extinguished. On May 1, 2006, the Equity Committee filed its lawsuit for declaratory relief to compel NVIDIA to pay the stock consideration. In addition, the Equity Committee filed a motion seeking Bankruptcy Court approval of investor protections for Harbinger Capital Partners Master Fund I, Ltd., an equity investment fund that conditionally agreed to pay no more than $51.5 million for preferred stock in 3dfx. The hearing on that motion was held on January 18, 2007, and the Bankruptcy Court approved the proposed protections.

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

Because of the trial of the Trustee’s fraudulent transfer claims against NVIDIA, the Equity Committee’s lawsuit did not progress substantially in 2007.  On July 31, 2008, the Equity Committee filed a motion for summary judgment on its first three causes of action.  On September 15, 2008, NVIDIA filed a cross-motion for summary judgment.  On October 24, 2008, the Court held a hearing on the parties’ cross-motions for summary judgment.  On January 6, 2009, the Bankruptcy Court issued a Memorandum Decision granting NVIDIA’s motion and denying the Equity Committee’s motion, and entered an Order to that effect on January 30, 2009. On February 27, 2009, the Bankruptcy Court entered judgment in favor of NVIDIA. The Equity Committee has waived its right to appeal by stipulation entered on February 18, 2009, and the judgment is now final.

Proceedings, SEC inquiry and lawsuits related to our historical stock option granting practices

In June 2006, the Audit Committee of the Board of NVIDIA, or Audit Committee, began a review of our stock option practices based on the results of an internal review voluntarily undertaken by management. The Audit Committee, with the assistance of outside legal counsel, completed its review on November 13, 2006 when the Audit Committee reported its findings to our full Board. The review covered option grants to all employees, directors and consultants for all grant dates during the period from our initial public offering in January 1999 through June 2006. Based on the findings of the Audit Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We voluntarily contacted the SEC regarding the Audit Committee’s review.  In late August 2006, the SEC initiated an inquiry related to our historical stock option grant practices. In October 2006, we met with the SEC and provided it with a review of the status of the Audit Committee’s review. In November 2006, we voluntarily provided the SEC with additional documents. We continued to cooperate with the SEC throughout its inquiry.  On October 26, 2007, the SEC formally notified us that the SEC’s investigation concerning our historical stock option granting practices had been terminated and that no enforcement action was recommended.

Concurrently with our internal review and the SEC’s inquiry, since September 29, 2006, ten derivative cases were filed in state and federal courts asserting claims concerning errors related to our historical stock option granting practices and associated accounting for stock-based compensation expense. These complaints were filed in various courts, including the California Superior Court, Santa Clara County, the United States District Court for the Northern District of California, and the Court of Chancery of the State of Delaware in and for New Castle County. The California Superior Court cases were subsequently consolidated as were the cases pending in the Northern District of California. All of the cases purported to be brought derivatively on behalf of NVIDIA against members of our Board and several of our current and former officers and directors. Plaintiffs in these actions alleged claims for, among other things, breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, gross mismanagement, waste, and constructive fraud. The Northern District of California action also alleged violations of federal provisions, including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs sought to recover for NVIDIA, among other things, damages in an unspecified amount, rescission, punitive damages, treble damages for insider selling, and fees and costs. Plaintiffs also sought an accounting, a constructive trust and other equitable relief.

On August 5, 2007, our Board authorized the formation of a Special Litigation Committee to investigate, evaluate, and make a determination as to how NVIDIA should proceed with respect to the claims and allegations asserted in the underlying derivative cases brought on behalf of NVIDIA.  Between June 2007 and September 2008 the parties to the actions and the Special Litigation Committee engaged in settlement discussions, including four mediation sessions before the Honorable Edward Infante (Ret.).  On September 22, 2008, we disclosed that we had entered into Memoranda of Understanding regarding the settlement of all derivative actions concerning our historical stock option granting practices.  On November 10, 2008, the definitive settlement agreements were concurrently filed in the Chancery Court of Delaware and the United States District Court for the Northern District of California.  The settlement agreements do not contain any admission of wrongdoing or fault on the part of NVIDIA, our board of directors or executive officers.  The terms of the settlement agreements include, among other things, the agreement by the board of directors to continue and to implement certain corporate governance changes; acknowledgement of the prior amendment of certain options through re-pricings and limitations of the relevant exercise periods; an agreement by Jen-Hsun Huang, our president and chief executive officer, to amend additional options to increase the aggregate exercise price of such options by $3.5 million or to cancel options with an intrinsic value of $3.5 million; an $8.0 million cash payment by our insurance carrier to NVIDIA; and an agreement to not object to attorneys’ fees to be paid by NVIDIA to plaintiffs’ counsel of no more than $7.25 million, if approved by the courts.  On January 24, 2009, a Notice of Pendency and Settlement of Shareholder Derivative Actions was mailed to shareholders of record and posted on www.nvidia.com.  On March 11, 2009, a final settlement hearing was held in the Delaware Chancery Court and, on the same date, the Court entered a Final Order and Judgment, which approved the settlement and requested attorneys’ fees, and dismissed the Delaware action with prejudice.  On March 17, 2009, a final settlement hearing was held in the District Court for the Northern District of California.  The following day, the District Court entered an Order and Final Judgment approving the settlement and requested attorneys’ fees, and dismissing the action with prejudice.  On April 2, 2009, pursuant to the settlement approved by the District Court, the parties to the action pending in the California Superior Court, Santa Clara County filed a stipulation to have the Santa Clara action dismissed.  On April 6, 2009, the Santa Clara Superior Court granted the stipulation and dismissed the action with prejudice.

 Department of Justice Subpoena and Investigation, and Civil Cases

On November 29, 2006, we received a subpoena from the San Francisco Office of the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ’s investigation into potential antitrust violations related to GPUs and cards.   On October 10, 2008, the DOJ formally notified us that the DOJ investigation has been closed. No specific allegations were made against NVIDIA during the investigation.

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

On September 16, 2008, we executed a settlement agreement, or the Agreement, in connection with the claims of the certified class of direct purchaser plaintiffs approved by the court.  Pursuant to the Agreement, NVIDIA has paid $850,000 into a $1.7 million fund to be made available for payments to the certified class. We are not obligated under the Agreement to pay plaintiffs’ attorneys’ fees, costs, or make any other payments in connection with the settlement other than the payment of $850,000. The Agreement has received final approval from the court and disposes of all claims and appeals raised by the certified class in the complaints against NVIDIA. Because the Court certified a class consisting only of a narrow group of direct purchasers, the Agreement does not resolve any claims that other direct purchasers may assert.  In addition, on September 9, 2008, we reached a settlement agreement with the remaining individual indirect purchaser plaintiffs pursuant to which NVIDIA paid $112,500 in exchange for a dismissal of all claims and appeals related to the complaints raised by the individual indirect purchaser plaintiffs. This settlement is not subject to the approval of the court. Pursuant to the settlement, the individual indirect purchaser plaintiffs in the complaints have dismissed their claims and withdrawn their appeal of the class certification ruling.  Because the Court did not certify a class of indirect purchasers, this settlement agreement resolves only the claims of those indirect purchasers that were named in the various actions.

Rambus Corporation

On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.   On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.   NVIDIA seeks damages, enhanced damages and injunctive relief.   Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have recently been consolidated into a single proceeding in the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only document discovery to proceed.  A case management conference is scheduled for August 21, 2009.  On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  The complaint seeks an exclusion order barring the importation of products that allegedly infringe nine Rambus patents.  The ITC has instituted the investigation and a trial is currently scheduled to begin August 17, 2009.  NVIDIA intends to pursue its offensive and defensive cases vigorously in both actions.

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

The District Court has entered orders deeming all of the above cases related under the relevant local rules.  On December 11, 2008, NVIDIA filed a motion to consolidate all of the aforementioned consumer class action cases.  On February 26, 2009, the District Court consolidated the cases, as well as two other cases pending against Hewlett-Packard, under the caption “The NVIDIA GPU Litigation” and ordered the plaintiffs to file lead counsel motions by March 2, 2009.  On March 2, 2009, several of the parties filed motions for appointment of lead counsel and briefs addressing certain related issues.   On April 10, 2009, the District Court appointed Milberg LLP lead counsel.  On May 6, 2009, the plaintiffs filed an Amended Consolidated Complaint, alleging claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of the Implied Warranty of Merchantability under the laws of 27 other states, Breach of Warranty under the Magnuson-Moss Warranty Act, Unjust Enrichment, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California’s Consumer Legal Remedies Act.  On May 14, 2009, the District Court entered a case schedule order, which sets a  September 28, 2009 hearing date for an anticipated motion to dismiss, a December 7, 2009 hearing date for anticipated class certification motion, and a July 12, 2010 fact discovery deadline.

In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs’ Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs’ Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. The Writ is still pending in the Court of Appeals. We intend to take all appropriate action with respect to the above cases.

Intel Corporation

On February 17, 2009, Intel Corporation filed suit against NVIDIA Corporation, seeking declaratory and injunctive relief relating to a licensing agreement that the parties signed in 2004.  The lawsuit was filed in Delaware Chancery Court.  Intel seeks an order from the Court declaring that the license does not extend to certain future NVIDIA chipset products, and enjoining NVIDIA from stating that it has licensing rights for these products. The lawsuit seeks no damages from NVIDIA.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with certain Intel processors and our competitive position would be harmed.

On March 23, 2009, we filed our answer to Intel's complaint and also asserted counterclaims for declaratory relief, injunctive relief, breach of contract, and breach of the implied covenant of good faith and fair dealing.  Our counterclaims seek an order declaring that NVIDIA has the right to sell certain chipset products with Intel's processors under the 2004 licensing agreement, and enjoining Intel from interfering with NVIDIA's licensing rights.  In addition, the counterclaims seek a finding that Intel has materially breached its obligations under the 2004 licensing agreement, and requests various remedies for that breach, including termination of Intel's cross licensing rights.  On April 16, 2009, Intel filed its answer to our counterclaims.

The case is still in its preliminary stages and no trial date has been set.  NVIDIA disputes Intel’s claims and intends to vigorously defend these claims, as well as pursue its counterclaims.

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

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934 Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

During the three months ended April 26, 2009, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. Through April 26, 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of April 26, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

 Please refer to Note 3 and Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

Convertible Preferred Stock

As of April 26, 2009 and January 25, 2009, there were no shares of preferred stock outstanding.

Note 14 - Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	April 26, 2009	April 27, 2008
	(In thousands)
Net income (loss)	$(201,338)	$176,805
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	1,609	(5,631)
Reclassification adjustments for net realized gains (losses) on available-for-sale securities included in net income (loss), net of tax	(543)	(854)
Total comprehensive income (loss)	$(200,272)	$170,320

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

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses and charges related to the stock option purchase, all of which total up to $199.4 million and $76.2 million for the three months ended April 26, 2009 and April 27, 2008, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
Three Months Ended April 26, 2009:	(In thousands)
Revenue	$354,871	$106,148	$186,444	$11,881	$4,887	$664,231
Depreciation and amortization expense	$15,455	$5,122	$9,750	$4,371	$15,960	$50,658
Operating income (loss)	$(11,647)	$32,282	$(7,873)	$(29,885)	$(213,842)	$(230,965)
Three Months Ended April 27, 2008:
Revenue	$701,489	$203,427	$195,093	$42,465	$10,914	$1,153,388
Depreciation and amortization expense	$12,714	$4,625	$7,670	$4,918	$11,641	$41,568
Operating income (loss)	$169,047	$110,328	$3,580	$(3,850)	$(76,126)	$202,979

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	April 26, 2009	April 27, 2008
Revenue:	(In thousands)
China	$260,150	$367,426
Taiwan	166,436	391,628
Other Americas	70,603	695
Other Asia Pacific	70,484	167,854
United States	51,890	93,831
Europe	44,668	131,954
Total revenue	$664,231	$1,153,388

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 22% of our total revenue from two customers for the three months ended April 26, 2009 and approximately 11% of our total revenue from another customer for the three months ended April 27, 2008.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 27% of our accounts receivable balance from two customers at April 26, 2009 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 25, 2009 and Part II, “Item 1A. Risk Factors”, of our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

Overview

Our Company

NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphics processing unit, or the GPU. Our products are designed to generate realistic, interactive graphics on workstations, personal computers, game consoles and mobile devices. We serve the entertainment and consumer market with our GeForce products, the professional design and visualization market with our Quadro products, and the high-performance computing market with our Tesla products. We have four major product-line operating segments: the GPU Business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB.

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

Recent Developments, Future Objectives and Challenges

GPU Business

Our market share in the total desktop standalone GPU segment grew from 63 percent to 69 percent from the fourth quarter of calendar 2008 to the first quarter of calendar 2009, as reported in Mercury Research’s First Quarter PC Graphics Report in April 2009.  In addition to graphics leadership, we are focusing on leading the industry with physics processing and evangelizing the benefits of utilizing the GPU for parallel computing.

Our PhysX engine and library is now available for PCs, game consoles and smart phones. Game developers can utilize PhysX to create environments using physics simulations that are dynamic, realistic and interactive. PhysX has been adopted by many of the video game industry’s top companies.

Microsoft’s DirectX Compute is a new GPU Computing application programming interface, or API, that runs on our current CUDA architecture under both Windows VISTA and Windows 7. DirectX Compute allows developers to harness the parallel computing power of our GPU’s to create compelling computing applications in consumer and professional markets. As part of the DirectX Compute presentation at the Game Developer Conference (GDC) in March 2009, we demonstrated three such applications running on a GeForce GTX 280 GPU. We support languages and API’s that enable developers to access the parallel processing power of the GPU. In addition to DirectX Compute and our CUDA C extensions, there are other programming models available including OpenCL. During the first quarter of fiscal year 2010, we released our OpenCL driver and software development kit to developers participating in our OpenCL software Early Access Program.

Professional Solutions Business

Corporate demand, which comprises a substantial percentage of the demand for professional workstation products, has not shown any significant signs of economic recovery. This appears to reflect ongoing constrained corporate budgets and redeployment and/or upgrade activity of older equipment by customers. Workstation product revenue currently comprises a significant portion of our total PSB revenue. Therefore, until corporate demand recovers, we expect this trend to continue to have a negative impact on our overall Company gross profit and gross margin, as the gross margin experienced by our PSB is generally higher than our overall Company gross margin.

During the first quarter of fiscal year 2010, five new consumer applications were launched that are accelerated by the CUDA architecture on our GPUs – Super LoiloScope Mars, for video editing, ArcSoft SimHD, for DVD image enhancement, Nero Move It and Cyberlink MediaShow Espresso, for video format conversion, and Motion DSP vReveal, for real-time video quality enhancement.  We recently collaborated with a leading Chinese geophysical services provider to unveil the launch of a new Tesla-based hardware and seismic software suite that accelerates the performance of complex seismic data computation for oil and gas companies in China. We also collaborated with the investment banking division of a leading European financial institution to replace their CPU cores with a smaller cluster consisting of CPU servers and two Tesla GPU-based S1070 systems, which require significantly less power.  Factoring the acceleration in processing times achieved using Tesla GPUs, the division is using almost 200 times less electricity than before.

MCP Business

We are currently focused on energizing the PC market by transforming Intel Atom PCs into a premium experience typically found in higher priced laptops and desktops. Our strategy is to combine the GeForce® 9400 GPU found in new desktop and notebook PCs with the Intel Atom CPU. This combination, which is code-named Ion, creates a platform that enables a premium PC experience in a small form factor – enabling netbooks, small form factor, all-in-one PCs to play rich media content and popular games in high definition.

During the first quarter of fiscal year 2010, we saw signs of increased demand for our products designed for the mainstream AMD integrated desktop market as well as for our Ion products and other products that are designed for the Intel-based integrated notebook market.

During the first quarter of fiscal year 2010, we collaborated with Acer to introduce the Acer AspireRevo. The Acer AspireRevo is no larger than a typical hardcover book, but has a fully capable desktop with advanced graphics and several multimedia features.

Consumer Products Business

During the first quarter of fiscal year 2010, we demonstrated the Tegra 600 Series computer-on-a-chip that enables an always-on, always-connected HD netbook that can go days between battery charges.

Stock Option Purchase

In March 2009, we completed a cash tender offer for certain employee stock options. We use equity to promote employee retention and provide an incentive vehicle valued by employees that is also aligned to stockholder interest. However, our stock price had declined significantly during fiscal 2009, and all of the eligible options were “out-of-the-money” (i.e., had exercise prices above our then-current common stock price).  Therefore, we provided an incentive to employees with an opportunity to obtain a cash payment for their eligible options, while reducing our existing overhang and potential stockholder dilution from such stock options. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, including our former Chief Financial Officer, Marvin D. Burkett, were eligible to participate in the tender offer.

All eligible options with exercise prices equal to or greater than $17.50 per share but less than $28.00 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices equal to or greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option. A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, which was paid in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.  The stock option purchase charge of $140.2 million relates to personnel associated with cost of revenue (for manufacturing personnel), research and development, and sales, general and administrative of $11.4 million, $90.5 million, and $38.3 million, respectively.

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

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses and charges related to the stock option purchase, all of which total up to $199.4 million and $76.2 million for the three months ended April 26, 2009 and April 27, 2008, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended
	April 26, 2009	April 27, 2008
Revenue	100.0%	100.0%
Cost of revenue	71.4	55.4
Gross margin	28.6	44.6
Operating expenses:
Research and development	45.4	19.0
Sales, general and administrative	17.9	8.1
Total operating expenses	63.3	27.1
Income (loss) from operations	(34.7)	17.5
Interest and other income, net	0.9	0.9
Income (loss) before income tax expense	(33.8)	18.4
Income tax expense (benefit)	(3.5)	3.1
Net income (loss)	(30.3)%	15.3%

First Quarter of Fiscal Years 2010 and 2009

Revenue

Revenue was $664.2 million for the first quarter of fiscal year 2010, compared to $1.15 billion for the first quarter of fiscal year 2009, which represents a decrease of 42%.   We expect revenue to increase slightly during the second quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2010.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue decreased by 49% to $354.9 million in the first quarter of fiscal year 2010, compared to $701.5 million for the first quarter of fiscal year 2009. This decrease resulted from decreased sales of our desktop GPU, notebook GPU and memory products. Sales of our desktop GPU and memory products decreased approximately 48% and 64%, respectively, in fiscal year 2010 when compared to fiscal year 2009.  These decreases were primarily due to the year-over-year decline in the Standalone Desktop market segment as reported in the May 2009 PC Graphics Report from Mercury Research.  This decline was primarily driven by the decline in unit demand due to the recessionary conditions in the economy, a combination of market migration from desktop PCs towards notebook PCs and a shift in the mix of products sold towards lower priced products which negatively impacted the average sales price, or ASP, of our products.  However, as an offset to these conditions, we maintained our leadership position in the Standalone Desktop market segment as reported in the May 2009 PC Graphics Report from Mercury Research which was driven primarily by our GeForce 9-based products.   Sales of our notebook GPU products decreased by approximately 51% compared to the first quarter of fiscal year 2009.  This decline was primarily driven by a combination of the decline in unit demand due to the recessionary conditions in the economy and a decline in the ASPs due to increased competition in the marketplace. Memory sales declined as a result of a decline in sales of our high-end desktop GPU products.

PSB. PSB revenue decreased by 48% to $106.1 million in the first quarter of fiscal year 2010,  compared to $203.4 million for the first quarter of fiscal year 2009.  Both ASPs and unit shipments of professional workstation products decreased primarily due to the decline in corporate spending as a result of the recessionary conditions in the economy.  This appears to reflect ongoing constrained corporate budgets and redeployment and/or upgrade activity of older equipment by customers.

MCP Business. MCP Business revenue decreased by 4% to $186.4 million in the first quarter of fiscal year 2010, compared to $195.1 million for the first quarter of fiscal year 2009. The decrease resulted from a decline in the sale of our higher priced AMD-based platform products offset by an increase in sales of our Intel-based platform products as compared to the first quarter of fiscal year 2009. The increase in Intel-based product sales was driven by sales of our GeForce 9400M mGPU, which we launched in October 2008 along with Apple Inc. for their new lineup of Mac notebooks, and our new GeForce 9400 and 9300 mGPUs for Intel desktop PCs.

CPB.  CPB revenue decreased by 72% to $11.9 million in the first quarter of fiscal year 2010, compared to $42.5 million for the first quarter of fiscal year 2009.  The overall decrease in CPB revenue is primarily driven by a combination of decreases in revenue from our cell phone products, decreases in revenue from certain contractual development arrangements with Sony Computer Entertainment, or SCE, and a drop in royalties from SCE due to lower seasonal sales of PS3 Playstations.

Concentration of Revenue

Revenue from sales to customers outside of the United States accounted for 92% of total revenue for both the first quarter of fiscal year 2009 and the first quarter of fiscal year 2008.  Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 22% of our total revenue from two customers for the first quarter of fiscal year 2010 and approximately 11% of our total revenue from another customer for the first quarter of fiscal year 2009.

Gross Profit and Gross Margin

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions and shipping costs. Cost of revenue also includes development costs for license, service arrangements and stock-based compensation related to personnel associated with manufacturing.

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

Our overall gross margin was 28.6% and 44.6% for the first quarter of fiscal year 2010 and 2009, respectively.  The decline in gross margin for the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009 was driven primarily by the decline in desktop GPU gross margin and the impact of the stock-based compensation charges related to the stock option purchase completed in March 2009. The decline in desktop GPU gross margin reflects the impact of ASP regression in our products caused by a combination of the recessionary conditions in the economy and increased competitive pricing pressures that we began to experience during the second quarter of fiscal year 2009. The ASP regression was also driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products. These factors were further exacerbated in the first quarter of fiscal year 2010 as a result of losses we incurred selling certain older, transitioning products.  These losses were only partially offset by a net benefit of approximately $8 million arising from a combination of new inventory write downs that we recorded during the first quarter of fiscal year 2010 offset by the sell-through of inventory that had previously been written down in the fourth quarter of 2009.

 We will continue to focus on improving our gross margin by delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  As such, we expect gross margin to increase during the second quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2010.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business decreased during fiscal year 2010 as compared to fiscal year 2009.  This decrease was primarily due to the ASP decline in our GeForce 9-based and previous generations of desktop products resulting from the recessionary conditions in the economy and increased competition. The ASP regression was also driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products. These factors were further exacerbated in the first quarter of fiscal year 2010 as a result of losses we incurred selling certain older, transitioning products.  This decrease in gross margins was only partially offset by a net benefit arising from a combination of new inventory write downs that we recorded during the first quarter of fiscal year 2010 offset by the sell-through of inventory that had previously been written down in the fourth quarter of 2009.

PSB. The gross margin of our PSB decreased during fiscal year 2010 as compared to fiscal year 2009.  This decrease was primarily due to a decline in ASPs caused primarily by pricing pressure from an overall decline in corporate spending as a result of the recessionary conditions in the economy.

MCP Business. The gross margin of our MCP Business decreased slightly for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009.  This decrease was primarily due to a shift in product mix toward increased shipments of lower margin Intel-based and AMD-based platform products.

CPB. The gross margin of our CPB decreased for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009.  This decrease was due to a decline in the sales of our cell phone products and other handheld devices, the negative impact of approximately $10.0 million of additional inventory reserves taken during the quarter related to this business, as well as a drop in royalties from SCE.

Operating Expenses

	Three Months Ended
	April 26, 2009	April 27, 2008	$ Change	% Change
	(In millions)
Research and development expenses	$301.8	$218.8	$83.0	38%
Sales, general and administrative expenses	118.9	93.1	25.8	28%
Total operating expenses	$420.7	$311.9	$108.8	35%
Research and development as a percentage of net revenue	45.4%	19.0%
Sales, general and administrative as a percentage of net revenue	17.9%	8.1%

Research and Development

Research and development expenses were $301.8 million and $218.8 million during the first quarters of fiscal years 2010 and 2009, respectively, an increase of $83.0 million, or 38%.  During the first quarter of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  The increase in research and development expenses was also driven by an increase of $2.5 million in depreciation and amortization due to the impact of the property and equipment and intangible asset purchased since fiscal year 2009. These increases were offset by decreases that were primarily related to our cost reduction initiatives across several discretionary spending areas, which resulted in decreased expenses related to travel and entertainment by $2.4 million, development expenses by $4.1 million and computer software and equipment by $3.1 million.   Additionally, stock-based compensation related to on-going vesting of equity awards during the first quarter of fiscal year 2010 decreased by $3.3 million primarily due to the cancellation of stock options as a result of the purchase of certain outstanding options that were tendered in March 2009.  Salaries and benefits remained comparable during the periods as a result of a decline in the bonus and incentive expense for the first quarter of fiscal year 2010 offset by the growth in headcount in departments related to research and development functions by approximately 100 personnel.

In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Sales, General and Administrative

Sales, general and administrative expenses were $118.9 million and $93.1 million during the first quarters of fiscal years 2010 and 2009, respectively, an increase of $25.8 million, or 28%. During the first quarter of fiscal year 2010, sales, general and administrative expenses included stock-based compensation of $38.3 million related to the purchase of certain outstanding options that were tendered in March 2009. The increase in sales, general and administrative expenses was also driven by an increase in depreciation and amortization by $3.5 million due to the impact of the property and equipment purchased since fiscal year 2009. Outside professional fees also increased by $5.2 million primarily due to an increase in legal expenses incurred pertaining to on-going litigation matters. These increases were offset by decreases in salaries and benefits primarily due to the decrease in the bonus and incentives expenses for the first quarter of fiscal year 2010.  Additionally, as a result of our cost reduction initiatives across several discretionary spending areas, we decreased expenses related to travel and entertainment by $2.5 million, employee expenses by $1.8 million, fees and charges by $1.3 million, marketing expenses by $2.0 million and computer software and equipment by $2.9 million.  Additionally, stock-based compensation related to on-going vesting of equity awards decreased by $3.8 million primarily due to the cancellation of stock options as a result of the purchase of certain outstanding options that were tendered in March 2009.

We expect operating expenses to decrease in the second quarter of fiscal year 2010 compared to the first quarter of fiscal year 2010.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $6.1 million in first quarter of fiscal year 2010, from $14.3 million in first quarter of fiscal year 2009, primarily due to the result of lower interest rates in the first quarter of fiscal year 2010 which were lower when compared to the first quarter of fiscal year 2009. Additionally, average balances of cash, cash equivalents and marketable securities were lower in the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009.

Other Expense, net

Net other expenses decreased by $4.3 million in the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009. During the first quarter of fiscal year 2009, other expense was higher, primarily due to the impact of the weakness of the U.S. Dollar on our foreign currency denominated liabilities, which resulted in foreign exchange losses.  During the first quarter of 2010, the fluctuations in the U.S. Dollar did not result in material foreign exchange losses.

Income Taxes

We recognized income tax expense (benefit) of ($23.5) million and $36.2 million for the first quarter of fiscal year 2010 and 2009, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was (10.5%) and 17.0% for the first quarter of fiscal year 2010 and 2009, respectively.

The expected tax benefit derived from our loss before tax for the first three months of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of (10.5%) due primarily to permanent tax differences related to stock-based compensation and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.  Further, our annual projected effective tax rate of (7.0%) differs from our actual effective tax rate of (10.5%) primarily due to a one-time discrete item related to our stock option purchase completed in March 2009.

Our effective tax rate on income before tax for the first quarter of fiscal year 2009 is lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where that tax rate is lower than the U.S. federal statutory tax rate.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of April 26, 2009	As of January 25, 2009
	(In millions)
Cash and cash equivalents	$512.3	$417.7
Marketable securities	825.8	837.7
Cash, cash equivalents, and marketable securities	$1,338.1	$1,255.4

	Three Months Ended
	April 26,	April 27,
	2009	2008
	(In millions)
Net cash provided by operating activities	$142.1	$145.2
Net cash provided by (used in) investing activities	$(8.9)	$24.5
Net cash used in financing activities	$(38.6)	$(93.4)

As of April 26, 2009, we had $1.34 billion in cash, cash equivalents and marketable securities, an increase of $82.7 million from $1.26 billion at the end of fiscal year 2009.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities generated cash of $142.1 million and $145.2 million during the first quarters of fiscal years 2010 and 2009, respectively. Our net income (loss) plus the impact of non-cash charges to earnings such as depreciation, amortization, stock-based compensation and charges related to the stock option purchase and deferred income taxes decreased during the comparable periods due the net loss in the first fiscal quarter of 2010. Additionally, the changes in operating assets and liabilities resulted in a net decrease in cash flow from operations.  The changes in operating assets and liabilities resulted from the reduced spending, timing of payments to vendors. Additionally, the reduction in inventories also resulted from rescheduling actions that were implemented in response to our high inventory levels at the end of the fourth quarter of fiscal year 2009 as well as a result of the increase in revenue for the first quarter of fiscal year 2010.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisitions of businesses and purchases of property and equipment, which include the purchase of property, leasehold improvements for our facilities and intangible assets. Investing activities used cash of $8.9 million and provided cash of $24.5 million during the first quarters of fiscal years 2010 and 2009, respectively.

We expect to spend approximately $100 million to $150 million for capital expenditures during the remainder of fiscal year 2010, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities used cash of $38.6 million and $93.4 million during the first quarters of fiscal years 2010 and 2009, respectively.  Net cash used by financing activities in the first quarter of fiscal year 2010 was primarily due to $78.1 million paid towards the stock option purchase, offset by cash proceeds of $39.7 million from common stock issued under our employee stock plans. During the first quarter of fiscal year 2009, we used $123.9 million to repurchase our common stock.

        Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of April 26, 2009, we did not have any investments in auction-rate preferred securities.

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

 As of April 26, 2009 and January 25, 2009, we had $1.34 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of April 26, 2009, we were in compliance with our investment policy.  As of April 26, 2009, our investments in government agencies and government sponsored enterprises represented approximately 63% of our cash equivalents and marketable securities, while the financial sector, which has been negatively impacted by recent market liquidity conditions, accounted for approximately 14% of our total cash equivalents and marketable securities. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.

We performed an impairment review of our investment portfolio as of April 26, 2009. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity. Based on our quarterly impairment review and having considered the guidance in Statement of Financial Accounting Standards Staff Position No. 115-1, or FSP No. 115-1, A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, we did not record any other than temporary impairment charges during the first quarters of fiscal years 2010 and 2009. Please refer to Note 6 and Note 7 of the Notes to Condensed Consolidated Financial Statements for further details. We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of April 26, 2009.

Net realized gains (losses) for the first quarter of fiscal year 2010 was $0.8 million. Net realized gains (losses) for first quarter of fiscal year 2009 was not material. As of April 26, 2009, we had a net unrealized gain of $5.4 million, which was comprised of gross unrealized gains of $7.4 million, offset by $2.0 million of gross unrealized losses.  As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $3.4 million of gross unrealized losses.

As of April 26, 2009, our money market investment in the International Reserve Fund, which was valued at $40.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009, was classified as marketable securities in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $40.0 million value of our holdings in the International Reserve Fund as of April 26, 2009 reflects an initial investment of $130.0 million, reduced by $84.4 million that we received from the International Reserve Fund during the first quarter of fiscal 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $84.4 million we received was our portion of a payout of approximately 65% of the total assets of the International Reserve Fund. We expect to receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million, by October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  Two customers accounted for approximately 27% of our accounts receivable balance at April 26, 2009. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

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

During the first quarter of fiscal year 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. Through April 26, 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 25, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

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

        We expect to spend approximately $100 million to $150 million for capital expenditures during the remainder of fiscal year 2010, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

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

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, we were served with a complaint filed by the Trustee appointed by the Bankruptcy Court which sought, among other things, payments from us as additional purchase price related to our purchase of certain assets of 3dfx.  In early November 2005, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement.

The conditional settlement reached in November 2005 never progressed through the confirmation process and the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case. We do not believe the resolution of this matter will have a material impact on our results of operations or financial position.

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

During the second quarter of fiscal year 2009, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. All of our newly manufactured products and all of our products that are currently shipping in volume have a different material set that we believe is more robust.

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

Contractual Obligations

At April 26, 2009, we had outstanding inventory purchase obligations totaling approximately $457 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 26, 2009, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new accounting pronouncements.

Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

 As of April 26, 2009 and January 25, 2009, we had $1.34 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of April 26, 2009, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

 We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our Condensed Consolidated Statements of Operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.

As of April 26, 2009, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $5.5 million.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 25, 2009, our investments in government agencies and government sponsored enterprises represented approximately 63% of our total cash equivalents and marketable securities, while the financial sector accounted for approximately 14% of our total cash equivalents and marketable securities. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.  If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $18-$46 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.   Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income (loss) for the first quarter of fiscal years 2010 and 2009 was $0.2 million and $4.2 million, respectively. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at April 26, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 26, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A.  RISK FACTORS

In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Quarterly Report on Form 10-Q.  Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described below. Additionally, any one of the following risks could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Demand for many of our revenue components fluctuate and are difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses, sales, general and administrative expenses, represented 63% and 27% of our total revenue for the first quarters of fiscal years 2010 and 2009, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

In response to the current economic environment, we have commenced several cost reduction measures which are designed to reduce our operating expenses and will continue to focus on reducing our operating expenses during the second quarter of fiscal year 2010. Please refer to the discussion in Note 3 to the Notes to the Consolidated Financial Statements for the impact of the tender offer related to the stock option purchase on operating expenses during the first quarter of fiscal year 2010.

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

If we do not correctly forecast the impact of any of the relevant factors on our business, there may not be any actions we can take or we may not be able to take any possible actions in time to counteract any negative impact on our gross margin.  For example, our gross margin declined to 28.6% during the first quarter of fiscal year 2010 as compared to 44.6% from the first quarter of fiscal year 2009.  During the first quarter of fiscal year 2010, the revenue and gross margins from our sale of desktop products decreased when compared to the revenue and gross margins during the first quarter of fiscal year 2009 primarily due to a decline in the Standalone Desktop market segment as reported in the May 2009 PC Graphics Report from Mercury Research. This decline was driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products. If the overall shift in the demand from the consumer continues to shift towards lower priced products, it will have an adverse impact on our gross margin.

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

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop personal computer, or PC, and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. During first quarter of fiscal year 2010, sales of our desktop GPU products decreased by approximately 48% compared to the first quarter of fiscal year 2009. These decreases were primarily due to the Standalone Desktop GPU market segment decline as reported in the May 2009 PC Graphics Report from Mercury Research.   Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

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

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results. For example, during the second quarter of fiscal year 2009, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and GPU products used in notebook systems. In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business” for the risk associated with this litigation.

 If our products do not continue to be adopted by the desktop PC, notebook PC, workstation, high-performance computing, netbook, personal media player, or PMP, personal digital assistant, or PDA, cellular handheld device, and video game console markets or if the demand for new and innovative products in these markets decreases, our business and operating results would suffer.

 Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, netbooks, PMPs, PDAs, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised approximately 82% and 78% of our revenue during the first quarters of fiscal years 2010 and 2009, respectively.  As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, netbook, PMP, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

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

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States.  We generated 92% of our revenue for both the first quarter of fiscal year 2010 and the first quarter of fiscal year 2009 from sales to customers outside the United States. As of April 26, 2009, we had offices in fifteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

 If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. We had 3,816 full-time employees engaged in research and development as of April 26, 2009, compared to 3,683 employees as of April 27, 2008.  Research and development expenditures were $301.8 million and $218.8 million, for the first quarters of fiscal years 2010 and 2009, respectively.  Research and development expenses included stock-based compensation expense of $21.3 million and $24.5 million related to on-going vesting of equity awards during the first quarters of fiscal years 2010 and 2009, respectively. Additionally, during the first quarter of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could further decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development.

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

At April 26, 2009 and January 25, 2009, we had $1.34 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of April 26, 2009, we did not have any investments in auction-rate preferred securities.  As of April 26, 2009, our investments in government agencies and government sponsored enterprises represented approximately 63% of our total cash equivalents and marketable securities, while the financial sector accounted for approximately 14% of our total cash equivalents and marketable securities.

The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. For instance, we recorded $5.6 million related to what we believe is an other than temporary impairment of our investment in the money market funds held by the International Reserve Fund during the third quarter of fiscal year 2009.  Please refer to Notes 6 and 7 of these Notes to Condensed Consolidated Financial Statements for further details. As of April 26, 2009, our money market investment in the International Reserve Fund, which was valued at $40.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009, was classified as marketable securities in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $40.0 million value of our holdings in the International Reserve Fund as of April 26, 2009 reflects an initial investment of $130.0 million, reduced by $84.4 million that we received from the International Reserve Fund during the first quarter of fiscal 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $84.4 million we received was our portion of a payout of approximately 65% of the total assets of the International Reserve Fund. We expect to receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million, by October 2009, when all of the underlying securities held by the International Reserve Fund are scheduled to have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.  In addition, we may determine that further impairment of our investment in the International Reserve Fund may be necessary.

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

         We have a limited number of customers and our sales are highly concentrated.   For the first quarters of fiscal years 2010 and 2009, aggregate sales to customers in excess of 10% of our total revenue accounted for approximately 22% of total revenue from two customers and approximately 11% of our total revenue from another customer, respectively.   Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of original equipment manufacturers, or OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, original design manufacturers, or ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

        Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

        Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 27% of our accounts receivable balance from two customers at April 26, 2009 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009.

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

        We obtain credit insurance over the purchasing credit extended to certain customers. As a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient. While we have procedures to monitor and limit exposure to credit risk on our accounts receivables, there can be no assurance such procedures will effectively limit our credit risk or avoid losses, which could harm our financial condition or operating results.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

 We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

During the second quarter of fiscal year 2009, we recorded a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems.  The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates.  While we have not been able to determine a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage, which provided us with $8 million in related reimbursement during fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

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

        In September 2008, we executed a settlement agreement, or the Agreement, in connection with the claims of the certified class of direct purchaser plaintiffs.  The Agreement has received final approval from the court and disposes of all claims and appeals raised by the certified class in the complaints against NVIDIA. In addition, in September 2008, we reached a settlement agreement with the remaining individual indirect purchaser plaintiffs that provides for a dismissal of all claims and appeals related to the complaints raised by the individual indirect purchaser plaintiffs.  Although the pending cases against us have been settled, additional parties may bring claims against us relating to the potential antitrust violations related to GPUs and cards. If additional claims are brought against us, such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from this litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

 We are a party to other litigation, including patent litigation, which, if determined adversely to us, could adversely affect our cash flow and financial results.

We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with Intel Corporation, Rambus Corporation and with various parties related to our acquisition of 3dfx in 2001. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further detail on these lawsuits. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

During fiscal year 2009, we purchased real property in Santa Clara, California that includes approximately 25 acres of land and ten commercial buildings.  We also own real property in China and India.  We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-based Payment, which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options and our employee stock purchase plan using the fair value of those awards.  Stock-based compensation expense resulting from our compliance with SFAS No. 123(R), was $34.1 million and $42.1 million related to on-going vesting of equity awards during the first quarters of fiscal years 2010 and 2009, respectively, which negatively impacted our operating results.  Additionally, in March 2009, we completed a cash tender offer for to purchase certain employee stock options. A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.  We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.

Currently a majority of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including, repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation, they could have a negative impact on our financial position and results of operations.

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

      The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934 Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement

        During the three months ended April 26, 2009, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock.  Through fiscal year 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of April 26, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

        Additionally, during fiscal year 2010, we granted approximately 4.9 million stock options and 4.6 million restricted stock units under the 2007 Equity Incentive Plan. In March 2009, we completed a cash tender offer for 28.5 million options held by our employees. Please refer to Note 3 and Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the first quarter of fiscal year 2010.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS
 EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

3.3		Bylaws of NVIDIA Corporation, Amended and Restated as of February 12, 2009	Form 8-K	0-23985	3.1	2/19/2009

10.1	+	2007 Equity Incentive Plan – Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	Form 8-K	0-23985	10.1	2/11/2009

10.2	+	Offer Letter, dated January 28, 2009, with David L. White	Form 8-K	0-23985	10.1	2/27/2009

10.3	+	Fiscal Year 2010 Variable Compensation Plan	Form 8-K	0-23985	10.1	4/8/2009

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
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

Date: May 20, 2009
NVIDIA Corporation
By:	/s/ DAVID L. WHITE
David L. White
(Duly Authorized Officer and Principal Financial and Accounting Officer)

 EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

3.3		Bylaws of NVIDIA Corporation, Amended and Restated as of February 12, 2009	Form 8-K	0-23985	3.1	2/19/2009

10.1	+	2007 Equity Incentive Plan – Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	Form 8-K	0-23985	10.1	2/11/2009

10.2	+	Offer Letter, dated January 28, 2009, with David L. White	Form 8-K	0-23985	10.1	2/27/2009

10.3	+	Fiscal Year 2010 Variable Compensation Plan	Form 8-K	0-23985	10.1	4/8/2009

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
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