Form 10-Q
period 2009-07-26
NVIDIA CORP
filed 2009-08-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2009

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
Yes ☐ No ☒

        The number of shares of common stock, $0.001 par value, outstanding as of August 17, 2009 was 547.8 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 26, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008

Revenue	$776,520	$892,676	$1,440,751	$2,046,064
Cost of revenue	619,797	742,759	1,094,332	1,381,304
Gross profit	156,723	149,917	346,419	664,760
Operating expenses
Research and development	192,855	212,910	494,652	431,740
Sales, general and administrative	73,975	92,399	192,839	185,433
Total operating expenses	266,830	305,309	687,491	617,173
Income (loss) from operations	(110,107)	(155,392)	(341,072)	47,587
Interest income	5,779	12,081	11,903	26,404
Other income (expense), net	(2,773)	(3,289)	(2,753)	(7,573)
Income (loss) before income tax expense (benefit)	(107,101)	(146,600)	(331,922)	66,418
Income tax expense (benefit)	(1,799)	(25,671)	(25,282)	10,542
Net income (loss)	$(105,302)	$(120,929)	$(306,640)	$55,876

Basic net income (loss) per share	$(0.19)	$(0.22)	$(0.56)	$0.10
Shares used in basic per share computation	546,639	555,417	544,463	555,531

Diluted net income (loss) per share	$(0.19)	$(0.22)	$(0.56)	$0.09
Shares used in diluted per share computation	546,639	555,417	544,463	592,181

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	July 26, 2009	January 25, 2009
Current assets:
Cash and cash equivalents	$523,785	$417,688
Marketable securities	942,320	837,702
Accounts receivable, net	351,960	318,435
Inventories	279,216	537,834
Prepaid expenses and other	50,548	39,794
Deferred income taxes	20,076	16,505
Total current assets	2,167,905	2,167,958
Property and equipment, net	582,914	625,798
Goodwill	369,844	369,844
Intangible assets, net	135,678	147,101
Deposits and other assets	42,068	40,026
Total assets	$3,298,409	$3,350,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,978	$218,864
Accrued liabilities and other	615,343	559,727
Total current liabilities	891,321	778,591
Other long-term liabilities	134,619	151,850
Capital lease obligations, long term	25,060	25,634
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock	-	-
Common stock	638	629
Additional paid-in capital	2,043,840	1,889,257
Treasury stock, at cost	(1,463,268)	(1,463,268)
Accumulated other comprehensive income	8,670	3,865
Retained earnings	1,657,529	1,964,169
Total stockholders' equity	2,247,409	2,394,652
Total liabilities and stockholders' equity	$3,298,409	$3,350,727

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	July 26, 2009	July 27, 2008
Cash flows from operating activities:
Net income (loss)	$(306,640)	$55,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense related to stock option purchase	135,735	-
Depreciation and amortization	99,980	87,664
Stock based compensation expense	59,489	81,423
Other	2,453	3,145
Deferred income taxes	(28,031)	5,547
Payments under patent licensing arrangement	(616)	(26,680)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(33,758)	(12,373)
Inventories	256,564	(73,139)
Prepaid expenses and other current assets	(14,325)	9,136
Deposits and other assets	(2,824)	(491)
Accounts payable	56,486	(87,730)
Accrued liabilities and other long-term liabilities	52,732	183,824
Net cash provided by operating activities	277,245	226,202
Cash flows from investing activities:
Purchases of marketable securities	(530,110)	(678,704)
Proceeds from sales and maturities of marketable securities	427,699	810,508
Purchases of property and equipment and intangible assets	(38,433)	(255,687)
Acquisition of businesses, net of cash and cash equivalents	-	(27,948)
Other	782	1,718
Net cash used in investing activities	(140,062)	(150,113)
Cash flows from financing activities:
Payments related to stock option purchase	(78,075)	-
Proceeds from issuance of common stock under employee stock plans	47,092	39,981
Payments related to repurchases of common stock	-	(123,896)
Payments under capital lease obligations	(103)	-
Net cash used in financing activities	(31,086)	(83,915)
Change in cash and cash equivalents	106,097	(7,826)
Cash and cash equivalents at beginning of period	417,688	726,969
Cash and cash equivalents at end of period	$523,785	$719,143

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,693	$4,459
Cash paid for interest on capital lease obligations	$1,643	$-

Other non-cash activities:
Assets acquired by assuming related liabilities	$6,288	$68,408
Unrealized gains (losses) from marketable securities	$4,805	$(11,252)

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

Fiscal year

We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal year 2010 is a 53-week year, compared to fiscal year 2009 which was a 52-week year. The second quarter of fiscal years 2010 and 2009 are both 13-week quarters.

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

Subsequent Events

We have evaluated subsequent events through the time of filing this quarterly report on Form 10-Q on August 20, 2009.

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. At the point of sale, we assess whether the arrangement fee is fixed or determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment. Our policy on sales to certain distributors, with rights of return, is to defer recognition of revenue and related cost of revenue until the distributors resell the product.

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

 Our customer programs also include marketing development funds, or MDFs. We account for MDFs as either a reduction of revenue or an operating expense. MDFs represent monies paid to retailers, system builders, original equipment manufacturers, or OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products. Depending on market conditions, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue or incremental operating expense at the time such programs are offered.

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

 License and Development Revenue

 For license arrangements that require significant customization of our intellectual property components, we generally recognize this license revenue over the period that services are performed. For all license and service arrangements, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognized are recorded as deferred costs on uncompleted contracts. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

   Marketable Securities

  Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased.  We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income (expense) section of our consolidated statements of operations.  Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense) section of our consolidated statements of operations.

      All of our available-for-sale investments are subject to a periodic impairment review. We record a change to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New Accounting Pronouncements

        Business Combinations. In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is measured at fair value, capitalized as an indefinite-life intangible asset and tested for impairment pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. We adopted SFAS No. 141(R) in the first quarter of fiscal year 2010 and will apply this new accounting standard to any future business combinations.

In April 2009, the FASB issued FASB Staff Position No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP 141R-1 in the first quarter of fiscal year 2010 and will apply this new accounting standard to any future business combinations.

Life of Intangible Assets. In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. We adopted FSP 142-3 in the first quarter of fiscal year 2010. The adoption of FSP 142-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. We were required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of fiscal year 2010. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Other-Than-Temporary Impairment. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP No. 115-2 and FAS No. 124-2, which clarify the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. We were required to adopt FSP No. 115-2 and FAS No. 124-2 in the second quarter of fiscal year 2010. The adoption of FSP No. 115-2 and FAS No. 124-2 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Considering Volume and Level of Activity. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.  We were required to adopt FSP No. 157-4 in the second quarter of fiscal year 2010. The adoption of FSP No. 157-4 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events. In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS No. 165, which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance in SFAS No. 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. We adopted SFAS No. 165 in the second quarter of fiscal year 2010. Please refer to Note 1 of these Notes to the Condensed Consolidated Financial Statements for the related disclosure. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Variable Interest Entities. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. SFAS No. 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FIN 46(R). Additionally, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS No. 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. We do not believe the adoption of SFAS No. 167 will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168), or SFAS No. 168, to become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(105,302)	$(120,929)	$(306,640)	$55,876
Denominator:
Denominator for basic net income per share, weighted average shares	546,639	555,417	544,463	555,531
Effect of dilutive securities :
Stock options outstanding	-	-	-	36,650
Denominator for diluted net income (loss) per share, weighted average shares	546,639	555,417	544,463	592,181
Net income per share:
Basic net income (loss) per share	$(0.19)	$(0.22)	$(0.56)	$0.10
Diluted net income (loss) per share	$(0.19)	$(0.22)	$(0.56)	$0.09

All of our outstanding stock options and restricted stock units were anti-dilutive during the three and six months ended July 26, 2009 and excluded from the computation of diluted earnings per share due to the net loss for the three and six months ended July 26, 2009.

All of our outstanding stock options were anti-dilutive during the three months ended July 27, 2008 and excluded from the computation of diluted earnings per share due to the net loss for the three months ended July 27, 2008.  Diluted net income per share does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 33.1 million for the six months ended July 27, 2008.

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

Our condensed consolidated statement of operations for the six months ended July 26, 2009 includes stock-based compensation charges related to the stock option purchase (in thousands):

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

Options granted to new employees that started before the beginning of fiscal year 2010 generally vest ratably quarterly over a three-year period. In addition, options granted prior to the beginning of fiscal year 2010 to existing employees in recognition of performance generally vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option in equal quarterly installments over a nine month period. Beginning in fiscal year 2010, options granted to new employees and to existing employees in recognition of performance generally vest as to 33.36% of the shares one year after the date of grant and as to the remaining 66.64% of the shares subject to the option in equal quarterly installments over the remaining period. Options granted under the 2007 Plan generally expire six years from the date of grant.

 In general, RSUs are subject to the recipient’s continuing service to NVIDIA. RSUs vest over three years at the rate of 33.36% on pre-determined dates that are close to the anniversary of the grant date and vest ratably on a semi-annual basis thereafter.

In addition to the stock-based compensation expense related to our cash tender offer to purchase certain employee stock options as described in Note 3 – Stock Option Purchase, our condensed consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Cost of revenue	$4,828	$3,333	$7,058	$6,469
Research and development	$13,268	$24,226	$34,538	$48,760
Sales, general and administrative	$7,280	$12,806	$17,893	$27,260

During the three and six months ended July 26, 2009, we granted approximately 0.5 million and 5.4 million stock options, respectively, with an estimated total grant-date fair value of $1.8 million and $28.8 million, respectively, and a per option weighted average grant-date fair value of $4.50 and $5.38, respectively.  During the three and six months ended July 26, 2009, we granted approximately 0.2 million and 4.8 million RSUs, with an estimated total grant-date fair value of $2.4 million and $48.8 million, respectively, and a per RSU weighted average grant-date fair value of $10.07 and $10.17 respectively.  Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $0.3 million and $5.0 million, respectively, for the three and six months ended July 26, 2009.

During the three and six months ended July 27, 2008, we granted approximately 0.9 million and 9.7 million stock options, respectively, with an estimated total grant-date fair value of $8.4 million and $95.4 million, respectively, and a per option weighted average grant-date fair value of $9.07 and $9.88, respectively.  We did not grant any RSUs during the three months and six months ended July 27, 2008.  Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $1.4 million and $15.7 million, respectively, for the three and six months ended July 27, 2008.

As of July 26, 2009 and July 27, 2008, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $114.8 million and $223.9 million, respectively, adjusted for estimated forfeitures.  As of July 26, 2009 and July 27, 2008, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.0 years and 1.8 years, respectively. As of July 26, 2009, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.7 years.  As of July 27, 2008, we did not grant any RSUs.

Valuation Assumptions

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

We estimate forfeitures at the time of grant and revise the estimates for forfeiture, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Stock Options	(Using a binomial model)
Expected life (in years)	3.8-4.2	3.7 -5.0	3.8-5.8	3.6-5.7
Risk free interest rate	2.5-2.7%	2.9% - 3.7%	1.8-2.7%	2.6% - 3.7%
Volatility	55-66%	52% - 63%	55-72%	52% - 68%
Dividend Yield	-	-	-	-

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009		July 27, 2008
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	-	-	0.5-2.0		0.5 - 2.0
Risk free interest rate	-	-	0.5-1.0.	%	1.6-1.8%
Volatility	-	-	73%		68%
Dividend Yield	-	-	-

There were no shares issued under the employee stock purchase plan during the three months ended July 26, 2009 and July 27, 2008.

Equity Award Activity

The following summarizes the stock option and RSU activities under our equity incentive plans:
	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per Share)
Balances, January 25, 2009	97,454	$13.83
Granted	5,352	$9.94
Exercised	(5,680)	$4.36
Cancelled	(902)	$12.82
Cancellations related to stock options purchase (1)	(28,532)	$23.35
Balances, July 26, 2009	67,692	$10.32

(1) Please refer to Note 3 of these condensed consolidated financial statements for further discussion related to our stock option purchase in March 2009.

	RSUs	Weighted Average Grant-date fair value
Restricted Stock Units	(In thousands)	(Per Share)
Balances, January 25, 2009	-	$-
Awarded	4,803	$10.17
Vested	-	$-
Forfeited	(50)	$10.15
Balances, July 26, 2009	4,753	$10.17

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the stock options and RSUs, or equity awards, available for grant under our equity incentive plans (in thousands):

Balances, January 25, 2009	29,501
Stock options:
Granted	(5,352)
Cancelled	902
Cancellations related to stock option purchase (1)	28,532
Restricted Stock Units:
Granted	(4,803)
Cancelled	50
Balances, July 26, 2009	48,830
        (1) Please refer to Note 3 of these condensed consolidated financial statements for further discussion related to our stock option purchase in March 2009.

Note 5 – Income Taxes

We recognized income tax expense (benefit) of ($1.8) million and ($25.7) million for the three months ended July 26, 2009 and July 27, 2008, respectively, and ($25.3) million and $10.5 million for the six months ended July 26, 2009 and July 27, 2008, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was (1.7%) and (17.5%) for the three months ended July 26, 2009 and July 27, 2008, respectively, and (7.6%) and 15.9% for the six months ended July 26, 2009 and July 27, 2008, respectively.

The expected tax benefit derived from our loss before tax for the first six months of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of (7.6%) due primarily to permanent tax differences related to stock-based compensation and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.  Further, our annual projected effective tax rate of (3.9%) differs from our actual effective tax rate of (7.6%) primarily due to a one-time discrete item related to our stock option purchase completed in March 2009.

Our effective tax rate on income before tax for the first half of fiscal year 2009 is lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where that tax rate is lower than the United States federal statutory tax rate.

For the six months ended July 26, 2009, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 25, 2009.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 26, 2009, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 - Marketable Securities

All of the cash equivalents and marketable securities are classified as “available-for-sale” securities. Investments in both fixed rate instruments and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

We performed an impairment review of our investment portfolio as of July 26, 2009. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first half of fiscal years 2010 and 2009. We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of July 26, 2009.

The following is a summary of cash equivalents and marketable securities at July 26, 2009 and January 25, 2009:

	July 26, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$433,830	$4,472	$(84)	$438,218
Debt securities issued by United States Treasury	285,455	821	(88)	286,188
Corporate debt securities	264,288	2,470	(125)	266,633
Mortgage backed securities issued by United States government-sponsored enterprises	159,165	1,821	(212)	160,774
Money market funds	142,918	-	-	142,918
Asset-backed securities	11,242	119	-	11,361
Total	$1,296,898	$9,703	$(509)	$1,306,092
Classified as:
Cash equivalents				$363,772
Marketable securities				942,320
Total				$1,306,092

	January 25, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$313,319	$4,815	$(13)	$318,121
Corporate debt securities	252,265	680	(1,771)	251,174
Mortgage backed securities issued by United States government-sponsored enterprises	162,243	361	(1,405)	161,199
Money market funds	139,046	-	-	139,046
Debt securities issued by United States Treasury	110,402	1,870	-	112,272
Asset-backed securities	39,014	71	(227)	38,858
Total	$1,016,289	$7,797	$(3,416)	$1,020,670
Classified as:
Cash equivalents				$182,968
Marketable securities				837,702
Total				$1,020,670

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net realized gains for the three and six months ended July 26, 2009, were $0.2 million and $1.0 million, respectively. Net realized gains (losses) for the three and six months ended July 27, 2008 were $(0.1) million and $1.2 million, respectively.

As of July 26, 2009, we held a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $22.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. The International Reserve Fund was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet as of July 26, 2009 due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $22.0 million value of our holdings in the International Reserve Fund as of July 26, 2009 reflects an initial investment of $130.0 million, reduced by $102.4 million that we received from the International Reserve Fund during the first six months of fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. The $102.4 million we received was our portion of a payout of approximately 79% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund are scheduled to mature by October 2009. We expect to receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges, after all the securities have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

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

Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	July 26, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by US Government agencies (1)	$438,218	$-	$438,218	$-
Debt securities issued by United States Treasury (2)	286,188	-	286,188	-
Corporate debt securities (3)	266,633	-	266,633	-
Mortgage-backed securities issued by Government-sponsored entities (4)	160,774	-	160,774	-
Money market funds (5)	142,918	120,954	-	21,964
Asset-backed Securities (4)	11,361	-	11,361	-
Total cash equivalents and marketable securities	$1,306,092	$120,954	$1,163,174	$21,964

(1)	Includes $111,740 in Cash Equivalents and $326,478 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(2)	Includes $120,080 in Cash Equivalents and $166,108 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(3)	Includes $10,998 in Cash Equivalents and $255,635 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(4)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.
(5)	Includes $120,954 in Cash Equivalents and $21,964 in Marketable Securities on the Condensed Consolidated Balance Sheet.

For our money market funds that were held by the International Reserve Fund at July 26, 2009, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. As the International Reserve Fund has halted redemption requests and is currently believed to be holding all of their securities until maturity, we valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that had filed for bankruptcy during fiscal year 2009 and, as such, our valuation of those securities was zero. The net result was that, during the third quarter of fiscal year 2009, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value and we recorded an other than temporary impairment charge of $5.6 million as a result of credit loss. The $22.0 million value of our holdings in the International Reserve Fund as of July 26, 2009 reflects an initial investment of $130.0 million, reduced by $102.4 million that we received from the International Reserve Fund during the first six months of fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs (in thousands):

Balance, beginning of period, January 25, 2009	$124,400
Transfer into Level 3	-
Other than temporary impairment	-
Redemption of funds	(102,436)
Balance, end of period, July 26, 2009	$21,964

Total financial assets at fair value classified within Level 3 were 0.7% of total assets on our Condensed Consolidated Balance Sheet as of July 26, 2009.

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
	July 26, 2009			January 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$134,869	$(41,414)	$93,455	$130,654	$(34,610)	$96,044
Acquired intellectual property	75,340	(42,795)	32,545	75,340	(35,200)	40,140
Patents	19,188	(9,510)	9,678	18,588	(7,671)	10,917
Total intangible assets	$229,397	$(93,719)	$135,678	$224,582	$(77,481)	$147,101

Amortization expense associated with intangible assets for the three and six months ended July 26, 2009 was $7.9 million and $16.2 million, respectively.  Amortization expense associated with intangible assets for the three and six months ended July 27, 2008 was $7.5 million and $15.0 million, respectively. Future amortization expense related to the net carrying amount of intangible assets at July 26, 2009 is estimated to be $15.6 million for the remainder of fiscal year 2010, $27.6 million in fiscal year 2011, $25.2 million in fiscal year 2012, $18.9 million in fiscal year 2013, $14.4 million in fiscal year 2014, and a total of $34.0 million in fiscal year 2015 and fiscal years subsequent of fiscal year 2015.

 Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:
	July 26, 2009	January 25, 2009
Inventories:	(In thousands)
Raw materials	$53,599	$122,024
Work in-process	65,868	38,747
Finished goods	159,749	377,063
Total inventories	$279,216	$537,834

At July 26, 2009, we had outstanding inventory purchase obligations totaling approximately $492 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 26, 2009	January 25, 2009
Prepaid and Other Current Assets:	(In thousands)
Non-trade receivable	$23,184	$696
Prepaid maintenance contracts	12,150	11,268
Other	15,214	27,830
Total prepaid and other current assets	$50,548	$39,794

	July 26, 2009	January 25, 2009
Accrued Liabilities:	(In thousands)
Accrued customer programs (1)	$244,469	$239,797
Warranty accrual (2)	221,903	150,629
Accrued payroll and related expenses	64,363	82,449
Accrued legal settlement (3)	30,600	30,600
Deferred rent	10,818	11,643
Deferred revenue	6,692	3,774
Other	36,498	40,835
Total accrued liabilities and other	$615,343	$559,727

        (1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
        (2) Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
        (3) Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	July 26, 2009	January 25, 2009
Other Long-term Liabilities:	(In thousands)
Deferred income tax liability	$54,805	$75,252
Income taxes payable, long term	49,182	49,248
Asset retirement obligation	9,812	9,515
Other long-term liabilities	20,820	17,835
Total other long-term liabilities	$134,619	$151,850

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

  During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.5 million for related estimated costs, offset by reimbursements from insurance carriers of $44.5 million that we recorded during the second quarter of fiscal year 2010. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated. The weak die/packaging material combination is not used in any of our products that are currently in production.

The previous generation products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these products are failing in the field at higher than normal rates. While we have not been able to determine with certainty a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage.  During the second quarter of fiscal year 2010, we recorded $44.5 million in related insurance reimbursements which partially offset the additional warranty charge of $164.5 million included in cost of revenue.  Additionally, we received $8.0 million in reimbursements from insurance providers in fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

Accrual for product warranty liabilities

Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated.  The estimated product warranty liabilities for the three and six months ended July 26, 2009 and July 27, 2008 are as follows:

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
	(In thousands)
Balance at beginning of period	$112,016	$6,392	$150,629	$5,707
Additions (1)	164,639	196,569	164,639	197,254
Deductions (2)	(54,752)	(15,830)	(93,365)	(15,830)
Balance at end of period	$221,903	$187,131	$221,903	$187,131

(1) Includes $164,450 for the three and six months ended July 26, 2009 and $195,954 for the three and six months ended July 27, 2008 for incremental repair and replacement costs from a weak die/packaging material set.

(2) Includes $48,796 and $79,971 for the three and six months ended July 26, 2009 in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

On July 17, 2008, the United States Court of Appeals for the Ninth Circuit held oral argument on the landlords’ appeals.  On November 25, 2008, the Court of Appeals issued its opinion affirming the dismissal of Carlyle’s complaint in its entirety.  The Court of Appeals also affirmed the dismissal of most of CarrAmerica’s complaint, but reversed the District Court’s dismissal of CarrAmerica’s claims for interference with contractual relations and fraud.  On December 8, 2008, Carlyle filed a Request for Rehearing En Banc, which CarrAmerica joined. That same day, Carlyle also filed a Motion for Clarification of the Court’s Opinion.  On January 22, 2009, the Court of Appeals denied the Request for Rehearing En Banc, but clarified its opinion affirming dismissal of the claims by stating that CarrAmerica had standing to pursue claims for interference with contractual relations, fraud, conspiracy and tort of another, and remanding Carlyle’s case with instructions that the District Court evaluate whether the Trustee had abandoned any claims, which Carlyle might have standing to pursue. On April 2, 2009, Carlyle filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the Court of Appeals decision.  We filed an opposition to that petition on June 8, 2009.

The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle will withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009.  The parties subsequently filed a stipulation requesting that the District Court vacate the May 18, 2009 Case Management Conference date and other deadlines until after Bankruptcy Court rendered its decision.  At a hearing on May 13, 2009, the Bankruptcy Court ruled that the Trustee had not abandoned any claims against us, and denied the Trustee's Notice of Intention to Compromise Controversy with Carlyle Fortran Trust without prejudice.  Carlyle has filed a motion in the District Court for leave to file an interlocutory appeal from the order denying the Notice.  We filed an opposition to that motion.

On July 7, 2009, the parties attended a Case Management Conference in the District Court for both the CarrAmerica and the Carlyle cases.  On July 8, 2009, the District Court issued an order requiring that CarrAmerica file an amended complaint on or before August 10, 2009. CarrAmerica filed its amended complaint on August 10, 2009, alleging claims for interference with contractual relations, fraud, conspiracy, and tort of another. The District Court has set a hearing date of November 9, 2009, for any motion to dismiss CarrAmerica’s amended complaint and for Carlyle’s motion for leave to file an interlocutory appeal, and set a further case management conference for that date.  We continue to believe that there is no merit to Carlyle or CarrAmerica’s remaining claims.

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

On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties’ contentions and evidence and concluded that “the creditors of 3dfx were not injured by the Transaction.”  This decision did not entirely dispose of the Trustee’s action, however, as the Trustee’s claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court, where the appeal is pending.   The District Court’s  hearing on the Trustee’s appeal was held  on June 10, 2009.

While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million – $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case. We do not believe the resolution of this matter will have a material impact on our results of operations or financial position.

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

Rambus Corporation

On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.   On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.   NVIDIA seeks damages, enhanced damages and injunctive relief.   Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only document discovery to proceed.  On August 5, 2009, the Court entered an order setting a case management conference for February 12, 2010.

On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.Rambus has subsequently withdrawn four of the nine patents at issue.   The complaint seeks an exclusion order barring the importation of products that allegedly infringe the now five  Rambus patents.  The ITC has instituted the investigation and a trial is currently scheduled to begin October 13, 2009.  NVIDIA intends to pursue its offensive and defensive cases vigorously in both actions.

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

The District Court has entered orders deeming all of the above cases related under the relevant local rules.  On December 11, 2008, NVIDIA filed a motion to consolidate all of the aforementioned consumer class action cases.  On February 26, 2009, the District Court consolidated the cases, as well as two other cases pending against Hewlett-Packard, under the caption “The NVIDIA GPU Litigation” and ordered the plaintiffs to file lead counsel motions by March 2, 2009.  On March 2, 2009, several of the parties filed motions for appointment of lead counsel and briefs addressing certain related issues.   On April 10, 2009, the District Court appointed Milberg LLP lead counsel.  On May 6, 2009, the plaintiffs filed an Amended Consolidated Complaint, alleging claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of the Implied Warranty of Merchantability under the laws of 27 other states, Breach of Warranty under the Magnuson-Moss Warranty Act, Unjust Enrichment, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California’s Consumer Legal Remedies Act.  On May 14, 2009, the District Court entered a case schedule order, which set a  September 28, 2009 hearing date for an anticipated motion to dismiss, a December 7, 2009 hearing date for anticipated class certification motion, and a July 12, 2010 fact discovery deadline.  The District Court subsequently entered an order resetting the hearing date for an anticipated motion to dismiss for October 19, 2009, based on a stipulation of the parties.

In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs’ Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs’ Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. The Writ is still pending in the Court of Appeals, and oral argument is scheduled for September 1, 2009. We intend to take all appropriate action with respect to the above cases.

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

Discovery is proceeding and trial is scheduled to commence before Vice Chancellor Strine on August 23, 2010.   NVIDIA disputes Intel’s claims and intends to vigorously defend these claims, as well as pursue its counterclaims.

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

During the three and six months ended July 26, 2009, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. Through July 26, 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 26, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

 Please refer to Note 3 and Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

Convertible Preferred Stock

As of July 26, 2009 and January 25, 2009, there were no shares of preferred stock outstanding.

Note 14 - Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 27, 2009	July 27, 2008
	(In thousands)
Net income (loss)	$(105,302)	$(120,929)	$(306,640)	$55,876
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3,896	(2,545)	5,505	(8,176)
Reclassification adjustments for net realized gains (losses) on available-for-sale securities included in net income (loss), net of tax	(157)	30	(700)	(824)
Total comprehensive income (loss)	$(101,563)	$(123,444)	$(301,835)	$46,876

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

We report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products; the professional solutions business, or PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the media and communications processor, or MCP, business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our consumer products business, or CPB, which is comprised of our GoForce and Tegra mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses and charges related to the stock option purchase, all of which total $56.8 million and $256.2 million, respectively, for three and six months ended July 26, 2009, and total $80.8 million and $156.9 million, respectively, for the three and six months ended July 27, 2008, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM.  “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended July 26, 2009:
Revenue	$372,413	$116,626	$237,411	$46,151	$3,919	$776,520
Depreciation and amortization expense	$14,728	$5,211	$10,121	$4,338	$14,924	$49,322
Operating income (loss)	$(144,717)	$41,365	$53,126	$3,455	$(63,336)	$(110,107)
Three Months Ended July 27, 2008:
Revenue	$503,489	$179,653	$166,781	$34,625	$8,128	$892,676
Depreciation and amortization expense	$13,826	$5,241	$7,756	$4,600	$14,440	$45,863
Operating income (loss)	$(41,595)	$83,686	$(107,072)	$(6,359)	$(84,052)	$(155,392)
Six Months Ended July 26, 2009:
Revenue	$727,284	$222,774	$423,855	$58,032	$8,806	$1,440,751
Depreciation and amortization expense	$30,183	$10,333	$19,871	$8,709	$30,884	$99,980
Operating income (loss)	$(156,364)	$73,647	$45,253	$(26,430)	$(277,178)	$(341,072)
Six Months Ended July 27, 2008:
Revenue	$1,204,978	$383,080	$361,874	$77,090	$19,042	$2,046,064
Depreciation and amortization expense	$26,540	$9,866	$15,426	$9,518	$26,081	$87,431
Operating income (loss)	$127,452	$194,014	$(103,492)	$(10,209)	$(160,178)	$47,587

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
	(In thousands)
Revenue:
China	$323,478	$269,266	$583,628	$636,692
Taiwan	203,185	272,078	369,621	663,706
Other Asia Pacific	95,151	171,000	165,635	338,854
United States	59,882	77,464	111,772	171,295
Other Americas	50,469	21,349	121,072	22,044
Europe	44,355	81,519	89,023	213,473
Total revenue	$776,520	$892,676	$1,440,751	$2,046,064

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 12% of our total revenue from one customer for the three and six months ended July 26, 2009.  Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 13% and 21% of our total revenue from one customer and two customers for the three and six months ended July 27, 2008.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 12% of our accounts receivable balance from one customer at July 26, 2009 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009.

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

NVIDIA, GeForce, GoForce, Quadro, NVIDIA Quadro Plex, NVIDIA nForce, CUDA, Tesla, PhysX, ION, Tegra, and the NVIDIA logo are our trademarks and/or registered trademarks in the United States and other countries that are used in this document. We may also refer to trademarks of other corporations and organizations in this document.

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

Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU, or mGPU products. Our CPB is comprised of our GoForce and Tegra mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA processors as a core component of their entertainment, business and professional solutions.

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

During the second quarter of fiscal year 2010, we delivered our first 40nm GPUs to customers.

Microsoft’s Direct Compute is a new GPU Computing application programming interface, or API, that runs on our current Compute Unified Device Architecture, or CUDA. Direct Compute allows developers to harness the parallel computing power of our GPUs to create compelling computing applications in consumer and professional markets. As part of the Direct Compute presentation at the Game Developer Conference (GDC) in March 2009, we demonstrated three such applications running on a GeForce GTX 280 GPU. We support languages and API’s that enable developers to access the parallel processing power of the GPU. In addition to Direct Compute and our CUDA C extensions, there are other programming models available including OpenCL. During the first quarter of fiscal year 2010, we released our OpenCL driver and software development kit to developers participating in our OpenCL software Early Access Program.

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

During the second quarter of fiscal year 2010, we launched our Quadro Plex SVS.  Scalable visual computing is a platform for professionals who interact with 3D models and analyze large volumes of data. For Quadro, we also launched the OptiX ray tracing engine, part of a suite of application acceleration engines for software developers.  This suite also includes engines for managing 3D data and scenes, scaling performance across multiple GPUs and real-time modeling of hyper-realistic physical and environmental effects.

During the second quarter of fiscal year 2010, we also announced that AMBER, one of the most popular molecular dynamics codes, was now accelerated by CUDA.  AMBER is used by researchers in academia and pharmaceutical companies to research new drugs. Accelerated by CUDA, AMBER now runs up to 50 times faster on a GPU than on a CPU.

Commencing in the second quarter of fiscal year 2010, HP and Supermicro began carrying our Tesla computing solution products , joining a global list of OEMs, including Cray, Dell, HP Lenovo, SGI and Sun.

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

During the first quarter of fiscal year 2010, we also collaborated with the investment banking division of a leading European financial institution to replace their CPU cores with a smaller cluster consisting of CPU servers and two Tesla GPU-based S1070 systems, which require significantly less power.  Factoring the acceleration in processing times achieved using Tesla GPUs, the division is using almost 200 times less electricity than before.

MCP Business

We are currently focused on energizing the PC market by transforming Intel PCs into a premium experience typically found in higher priced laptops and desktops. Our strategy is to combine the ION mGPU found in new desktop and notebook PCs with the Intel Celeron, Core 2 Duo, or Atom CPUs. These combinations create a platform that enables a premium PC experience in a small form factor – enabling netbooks and all-in-one PCs to play rich media content and popular games in high definition, or HD.

At Computex 2009, our ION platform was awarded the Best Choice award.  Of the 21 ION-related design wins we announced at Computex 2009, we are already shipping nine of them, and we expect the remaining 12 designs to ship in the third quarter of fiscal year 2010.  We have announced five more design wins since Computex. Additionally, along with Adobe Systems Incorporated, or Adobe, we announced GPU acceleration for the Flash player, bringing Internet video to a new class of low-power PCs and Internet devices.

During the first half of fiscal year 2010, we saw signs of increased demand for our products designed for the mainstream AMD integrated desktop market as well as for our ION products and other products that are designed for the Intel-based integrated notebook market.

During the first quarter of fiscal year 2010, we collaborated with Acer to introduce the Acer AspireRevo. The Acer AspireRevo is no larger than a typical hardcover book, but has a fully capable desktop with advanced graphics and several multimedia features.

Consumer Products Business

During the first quarter of fiscal year 2010, we demonstrated the Tegra 600 Series computer-on-a-chip that enables an always-on, always-connected HD netbook that can go days between battery charges. During the second quarter of fiscal year 2010, it was revealed that Microsoft’s new Zune HD product would be based on Tegra and we have started ramping up volume shipments of Tegra.

Warranty Accrual

During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.5 million for related estimated costs, offset by reimbursements from insurance carriers of $44.5 million that we recorded during the second quarter of fiscal year 2010. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated. The weak die/packaging material combination is not used in any of our products that are currently in production.

The previous generation products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these products are failing in the field at higher than normal rates. While we have not been able to determine with certainty a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage.  During the second quarter of fiscal year 2010, we recorded $44.5 million in related insurance reimbursements which partially offset the additional warranty charge of $164.5 million included in cost of revenue.  Additionally, we received $8.0 million in reimbursements from insurance providers in fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements this Form 10-Q for further information regarding this litigation.

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

We report financial information for four operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products; the PSB which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; the MCP business which is comprised of NVIDIA nForce core logic and motherboard GPU products; and our CPB, which is comprised of our GoForce and Tegra mobile brands and products that support handheld PMPs, PDAs, cellular phones and other handheld devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses and charges related to the stock option purchase, all of which total $56.8 million and $256.2 million, respectively, for three and six months ended July 26, 2009, and total $80.8 million and $156.9 million, respectively, for the three and six months ended July 27, 2008, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM.  “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	79.8	83.2	76.0	67.5
Gross profit	20.2	16.8	24.0	32.5
Operating expenses
Research and development	24.8	23.9	34.3	21.1
Sales, general and administrative	9.5	10.4	13.4	9.1
Total operating expenses	34.3	34.3	47.7	30.2
Operating income (loss)	(14.1)	(17.5)	(23.7)	2.3
Interest and other income, net	0.4	1.0	0.6	0.9
Income (loss) before income tax expense (benefit)	(13.7)	(16.5)	(23.1)	3.2
Income tax expense (benefit)	(0.2)	(2.9)	(1.8)	0.5
Net income (loss)	(13.5)%	(13.6)%	(21.3)%	2.7%

Three and six months ended July 26, 2009 and July 27, 2008

Revenue

Revenue was $776.5 million for our second quarter of fiscal year 2010, compared to $892.7 million for our second quarter of fiscal year 2009, which represents a decrease of 13%.  Revenue was $1.44 billion for the first half of fiscal year 2010 and $2.05 billion for the first half of fiscal year 2009, which represented a decrease of 30%.  We expect revenue to increase during the third quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2010.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue decreased by 26% to $372.4 million in the second quarter of fiscal year 2010, compared to $503.5 million for the second quarter of fiscal year 2009. This decrease resulted from decreased sales of our desktop GPU and notebook GPU products. Sales of our desktop GPU products decreased approximately 9% in second quarter of fiscal year 2010 when compared to second quarter of fiscal year 2009.  The decline in the sale of desktop GPU products was primarily driven by increased pricing pressures in the marketplace for our mainstream products due to the recessionary conditions in the economy. This decrease was partially offset by a slight increase in the volume of shipments and an improvement in the average selling prices, or ASPs, of our high-end desktop GPU products.  Sales of our notebook GPU products decreased by approximately 57% compared to the second quarter of fiscal year 2009.  This decline was primarily driven by a combination of the decline in unit demand and in the ASPs due to the recessionary conditions in the economy as well as increased competition in the marketplace.

GPU Business revenue decreased by 40% to $727.3 million for the first half of fiscal year 2010 compared to $1.20 billion for the first half of fiscal year 2009.  The decrease was primarily the result of decreased sales across our desktop and notebook GPU product categories.  Sales of our desktop GPU products decreased approximately 33% and sales of our notebook GPU products decreased by approximately 54% as compared to the first half of fiscal year 2009.  These decreases were primarily due to share losses in the Standalone Notebook segment, partially offset by share gains in the Standalone Desktop segments during the first half of fiscal year 2010 compared to fiscal year 2009 as reported in the August PC Graphics 2009 Report from Mercury Research.  Although, we continue to maintain our leadership position in the Standalone Desktop segment, sales of our desktop GPU products decreased as a result of the overall decline in unit demand and the pricing pressures in the marketplace for our mainstream products due to the recessionary conditions in the economy. Our share losses in the Standalone Notebook segment were primarily as a result of increased competition in the marketplace, which drove pricing pressure that negatively impacted the ASPs of our notebook GPU products.

PSB. PSB revenue decreased by 35% to $116.6 million in the second quarter of fiscal year 2010,  compared to $179.7 million for the second quarter of fiscal year 2009.  PSB revenue decreased by 42% to $222.8 million for the first half of fiscal year 2010 as compared to $383.1 million for the first half of fiscal year 2010.  Both the ASPs and unit shipments of professional workstation products decreased, primarily due to the decline in corporate spending as a result of the recessionary conditions in the economy.  This appears to reflect ongoing constrained corporate budgets and redeployment and/or upgrade activity of older equipment by customers.

MCP Business. MCP Business revenue increased by 42% to $237.4 million in the second quarter of fiscal year 2010, compared to $166.8 million for the second quarter of fiscal year 2009. The increase resulted from an increase in the sale of our Intel-based platform products of approximately 234% offset by a decrease in sales of our AMD-based platform products of approximately 12% as compared to the second quarter of fiscal year 2009. The increase in product sales for PCs with Intel CPUs was driven by sales of our ION products. The decrease in AMD platform products is driven by our share loss in this platform as AMD continues to market their own product line in place of ours.

MCP Business revenue increased by 17% to $423.9 million for the first half of fiscal year 2010 as compared to $361.9 million for first half of fiscal year 2009.  The increase was a result of approximately 136% increase in sales of our Intel-based platform products offset by a decrease in the sales of our AMD-based platform products by approximately 24% as compared to the first half of fiscal year 2009.  The increase in Intel-based product sales was driven by sales of our ION products. The decrease in AMD-based platform products is driven by our share loss in this platform as AMD continues to market their own product line in place of ours.

CPB.  CPB revenue increased by 33% to $46.2 million in the second quarter of fiscal year 2010, compared to $34.6 million for the second quarter of fiscal year 2009.  The overall increase in CPB revenue is primarily driven by an increase in sales of our embedded products. CPB revenue decreased by 25% to $58.0 million for the first half of fiscal year 2010 as compared to $77.1 million for the first half of fiscal year 2009. The overall decrease in CPB revenue is primarily driven by a combination of decreases in revenue from our cell phone products, decreases in revenue from certain contractual development arrangements and a drop in royalties from game console related products in the comparative periods.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 86% and 89% of total revenue for the second quarter of fiscal years 2010 and 2009, respectively, and 84% and 91% for the first half of fiscal years 2010 and 2009, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 12% of our total revenue from one customer for the second quarter and first half of fiscal year 2010.  Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 13% and 21% of our total revenue from one customer and two customers for the second quarter and first half of fiscal year 2009, respectively.

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

Our overall gross margin was 20.2% and 16.8% for the second quarter of fiscal year 2010 and 2009, respectively.  The improvement in gross margin for the second quarter of fiscal year 2010 when compared to the second quarter of fiscal year 2009 was driven primarily by the improvement in gross margins for our MCP products and an increase in the mix of revenue from our MCP products relative to our total revenue, an increase in sales of higher margin embedded products in our CPB and the impact of the decrease in warranty charges from $196.0 million in the second quarter of fiscal year 2009 to $120.0 million in the second quarter of fiscal year 2010. During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.5 million for related estimated costs, offset by reimbursements from insurance carriers of $44.5 million that we recorded during the second quarter of fiscal year 2010. In the second quarter of fiscal year 2009, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the estimated product repair costs of our affected customers around the world.

We will continue to focus on improving our gross margin by delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  As such, we expect gross margin to increase during the third quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2010.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business decreased during the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009, as well as during the first half of fiscal year 2010 as compared to the first half of fiscal year 2009.  These decreases were primarily due to the impact of the warranty charges against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation GPU products used in notebook systems. We also experienced ASP regression in our mainstream desktop GPU products as well as in our notebook GPU products that we believe were driven by pricing pressures in the marketplace as a result of recessionary conditions in the economy as well as increased competition. These factors were further exacerbated in the first quarter of fiscal year 2010 as a result of losses we incurred selling certain older, transitioning products.  These decreases in gross margins were only partially offset by a net benefit arising from a sell-through of inventory during the first half of fiscal year 2010 that had previously been written down in the fourth quarter of 2009.

PSB. The gross margin of our PSB decreased slightly during the second quarter of fiscal year 2010 as compared to the second quarter fiscal year 2009, as well as during the first half of fiscal year 2010 as compared to the first half of fiscal year 2009.  These decreases were primarily due to a decline in ASPs caused primarily by pricing pressure from an overall decline in corporate spending as a result of the recessionary conditions in the economy.

MCP Business. The gross margin of our MCP Business increased during the second quarter of fiscal year 2010 as compared to the second quarter fiscal year 2009, as well as during the first half of fiscal year 2010 as compared to the first half of fiscal year 2009.   These increases were primarily driven by a reduction in the warranty charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in our previous generation MCP products recorded during the second quarter of fiscal year 2009.  Additionally, gross margins improved due to a shift in product mix toward increased shipments of higher margin Intel-based and AMD-based platform products.

CPB.  The gross margin of our CPB increased during the second quarter of fiscal year 2010 as compared to the second quarter fiscal year 2009, as well as during the first half of fiscal year 2010 as compared to the first half of fiscal year 2009. These increases were a result of an increase in sales of our higher margin embedded products.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 26, 2009	July 27, 2008	$ Change	% Change	July 26, 2009	July 27, 2008	$ Change	% Change
	(in millions)				(in millions)
Research and development expenses	$192.9	$212.9	$(20.0)	-9%	$494.7	$431.7	$63.0	15%
Sales, general and administrative expenses	73.9	92.4	(18.5)	-20%	192.8	185.5	7.3	4%
Total operating expenses	$266.8	$305.3	$(38.5)	-13%	$687.5	$617.2	$70.3	11%
Research and development as a percentage of net revenue	24.8%	23.9%			34.3%	21.1%
Sales, general and administrative as a percentage of net revenue	9.5%	10.4%			13.4%	9.1%

Research and Development

Research and development expenses were $192.9 million and $212.9 million during the second quarter of fiscal year 2010 and 2009, respectively, a decrease of $20.0 million, or 9%.  Over half of the decrease, or $11.0 million, was attributable to reductions in stock-based compensation related to a decrease in on-going vesting of equity awards due to the cancellation of stock options as a result of the purchase of certain outstanding options that were tendered in March 2009.  Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to computer software and equipment by $2.4 million, travel and entertainment by $2.1 million, development expenses by $1.5 million, and employee related expenses by $1.3 million.  These decreases were offset by a $1.9 million increase in depreciation and amortization driven by property and equipment purchases made in the prior year.

Research and development expenses were $494.7 million and $431.7 million in the first half of fiscal years 2010 and 2009, respectively, an increase of $63.0 million, or 15%.  During the first half of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  The increase in research and development was also driven by an increase in depreciation and amortization by $4.4 million due to property and equipment purchases made in the prior year.  These increases were offset by reductions in stock-based compensation related to a decrease in on-going vesting of equity awards during the first half of fiscal year 2010 by $14.2 million primarily due to the cancellation of stock options as a result of the purchase of certain outstanding options that were tendered in March 2009. Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to development expenses by $5.6 million, computer software and equipment by $5.5 million, travel and entertainment by $4.5 million, and employee related expenses by $2.0 million.

Sales, General and Administrative

Sales, general and administrative expenses were $73.9 million and $92.4 million during the second quarters of fiscal years 2010 and 2009, respectively, a decrease of $18.5 million, or 20%. This decrease was primarily attributable to a $5.5 million decrease in stock-based compensation related to a decrease in on-going vesting of equity awards primarily due to the cancellation of stock options as a result of the purchase of certain outstanding options that were tendered in March 2009.  Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to employee related expenses by $3.2 million, computer software and equipment by $2.4 million, professional fees by $2.4 million, travel and entertainment by $1.9 million, and marketing by $1.7 million.

   Sales, general and administrative expenses were $192.8 million and $185.5 million for the first half of fiscal years 2010 and 2009, respectively, an increase of $7.3 million, or 4%.  During the first half of fiscal year 2010, sales, general and administrative expenses included stock-based compensation of $38.3 million related to the purchase of certain outstanding options that were tendered in March 2009. The increase in sales, general and administrative expenses was also driven by an increase in depreciation and amortization by $3.6 million due to property and equipment purchases made in the prior year and professional fees by $2.8 million due to higher litigation volume.  These increases were offset by reductions in stock-based compensation related to a decrease in on-going vesting of equity awards during the first half of fiscal year 2010 by $9.4 million primarily due to the cancellation of stock options as a result of the purchase of certain outstanding options that were tendered in March 2009. Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to computer software and equipment by $5.2 million, employee related expenses by $5.0 million, travel and entertainment by $4.4 million, marketing by $3.7 million and other fees $1.7 million.

We expect operating expenses to increase in the third quarter of fiscal year 2010 compared to the second quarter of fiscal year 2010. We anticipate that we will continue to devote substantial resources to research and development in order to remain competitive. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $5.8 million and $12.1 million in the second quarter of fiscal years 2010 and 2009, respectively, a decrease of $6.3 million.   Interest income was $11.9 million and $26.4 million for the first half of fiscal years 2010 and 2009, respectively, a decrease of $14.5 million. These decreases were primarily due to lower interest rates in the second quarter and first half of fiscal year 2010 when compared to the second quarter and first half of fiscal year 2009. Additionally, our average balances of cash, cash equivalents and marketable securities were lower in the second quarter and first half of fiscal year 2010 when compared to the second quarter and first half of fiscal year 2009.

Other Income (Expense), net

Net other expenses decreased by $0.5 million in the second quarter of fiscal year 2010 when compared to the second quarter of fiscal year 2009.  Net other expenses decreased by $4.8 million in the first half of fiscal year 2010 when compared to the first half of fiscal year 2009. In fiscal year 2009, other expense was higher, primarily due to the impact of the weakness of the U.S. Dollar on our foreign currency denominated liabilities, which resulted in foreign exchange losses.  During the second quarter of fiscal year 2010, the fluctuations in the U.S. Dollar did not result in material foreign exchange losses.

Income Taxes

We recognized income tax expense (benefit) of ($1.8) million and ($25.7) million for the second quarter of fiscal year 2010 and 2009, respectively, and ($25.3) million and $10.5 million for the first half of fiscal year 2010 and 2009, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was (1.7%) and (17.5%) for the second quarter of fiscal year 2010 and 2009, respectively, and (7.6%) and 15.9% for the first half of fiscal year 2010 and 2009, respectively.

The expected tax benefit derived from our loss before tax for the first half of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of (7.6%) due primarily to permanent tax differences related to stock-based compensation and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.  Further, our annual projected effective tax rate of (3.9%) differs from our actual effective tax rate of (7.6%) primarily due to a one-time discrete item related to our stock option purchase completed in March 2009.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.  For the impact of the potential changes in U.S. tax legislation to our financial position, see “Item 1A. Risk Factors - Risks Related to Regulatory, Legal, Our Common Stock and Other Matters - Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.”

Liquidity and Capital Resources

	As of July 26, 2009	As of January 25, 2009
	(In millions)
Cash and cash equivalents	$523.8	$417.7
Marketable securities	942.3	837.7
Cash, cash equivalents, and marketable securities	$1,466.1	$1,255.4

	Six Months Ended
	July 26,	July 27,
	2009	2008
	(In millions)
Net cash provided by operating activities	$277.2	$226.2
Net cash used in investing activities	$(140.1)	$(150.1)
Net cash used in financing activities	$(31.1)	$(83.9)

As of July 26, 2009, we had $1.47 billion in cash, cash equivalents and marketable securities, an increase of $210.7 million from $1.26 billion at the end of fiscal year 2009.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities generated cash of $277.2 million and $226.2 million during the first half of fiscal years 2010 and 2009, respectively.  Our net income (loss) plus the impact of non-cash charges to earnings such as depreciation, amortization, stock-based compensation and charges related to the stock option purchase and deferred income taxes decreased during the comparable periods due to the net loss in the second fiscal quarter of 2010. Additionally, the changes in our operating assets and liabilities, which were driven by reduced spending and timing of payments to vendors, resulted in a net increase in our cash flow from operations during the first half of fiscal year 2010 when compared to the first half of fiscal year 2009. In particular, the reduction in our inventories was a result of rescheduling actions that were implemented in response to our high inventory levels at the end of the fourth quarter of fiscal year 2009 as well as a result of the increase in revenue for the second quarter of fiscal year 2010.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisitions of businesses and purchases of property and equipment, which include the purchase of property, leasehold improvements for our facilities and intangible assets. Investing activities used cash of $140.1 million and $150.1 million during the first half of fiscal years 2010 and 2009, respectively.

We expect to spend approximately $50 million to $75 million for capital expenditures during the remainder of fiscal year 2010, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities used cash of $31.1 million and $83.9 million during the first half of fiscal years 2010 and 2009, respectively.  Net cash used by financing activities in the first half of fiscal year 2010 was primarily due to $78.1 million paid towards the purchase of stock options tendered in March 2009, offset by cash proceeds of $47.1 million from common stock issued under our employee stock plans. During the first half of fiscal year 2010, we did not repurchase our common stock and during the first half of fiscal year 2009, we used $123.9 million to repurchase our common stock.

        Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of July 26, 2009, we did not have any investments in auction-rate preferred securities.

All of the cash equivalents and marketable securities are classified as “available-for-sale” securities. Investments in both fixed rate instruments and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

As of July 26, 2009 and January 25, 2009, we had $1.47 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 26, 2009, we were in compliance with our investment policy.  As of July 26, 2009, our investments in government agencies and government sponsored enterprises represented approximately 68% of our cash equivalents and marketable securities, while the financial sector, which has been negatively impacted by recent market liquidity conditions, accounted for approximately 14% of our total cash equivalents and marketable securities. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.

We performed an impairment review of our investment portfolio as of July 26, 2009. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the second quarters of fiscal years 2010 and 2009. Please refer to Note 6 and Note 7 of the Notes to Condensed Consolidated Financial Statements for further details. We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of July 26, 2009.

Net realized gains for the three and six months ended July 26, 2009, were $0.2 million and $1.0 million, respectively. Net realized gains (losses) for the three and six months ended July 27, 2008 were $(0.1) million and $1.2 million, respectively. As of July 26, 2009, we had a net unrealized gain of $9.2 million, which was comprised of gross unrealized gains of $9.7 million, offset by $(0.5) million of gross unrealized (losses).  As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $(3.4) million of gross unrealized (losses).

As of July 26, 2009, we held a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $22.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. The International Reserve Fund was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet as of July 26, 2009 due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $22.0 million value of our holdings in the International Reserve Fund as of July 26, 2009 reflects an initial investment of $130.0 million, reduced by $102.4 million that we received from the International Reserve Fund during the first six months of fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. The $102.4 million we received was our portion of a payout of approximately 79% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund are scheduled to mature by October 2009. We expect to receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges, after all the securities have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  One customer accounted for approximately 12% of our accounts receivable balance at July 26, 2009. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

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

During the second quarter of fiscal year 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. Through July 26, 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 26, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

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

We expect to spend approximately $50 million to $75 million for capital expenditures during the remainder of fiscal year 2010, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

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

During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.5 million for related estimated costs, offset by reimbursements from insurance carriers of $44.5 million that we recorded during the second quarter of fiscal year 2010. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated. The weak die/packaging material combination is not used in any of our products that are currently in production.

The previous generation products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these products are failing in the field at higher than normal rates. While we have not been able to determine with certainty a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage.  During the second quarter of fiscal year 2010, we recorded $44.5 million in related insurance reimbursements which partially offset the additional warranty charge of $164.5 million included in cost of revenue.  Additionally, we received $8.0 million in reimbursements from insurance providers in fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

Determining the amount of the charge related to this issue required management to make estimates and judgments based on historical experience, test data and various other assumptions including estimated field failure rates that we believe to be reasonable under the circumstances. The results of these judgments formed the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs. However, if actual repair, return, replacement and other associated costs and/or actual field failure rates exceed our estimates, we may be required to record additional reserves, which would increase our cost of revenue and materially harm our financial results.

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements this Form 10-Q for further information regarding this litigation.

        Contractual Obligations

At July 26, 2009, we had outstanding inventory purchase obligations totaling approximately $492 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of July 26, 2009, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of July 26, 2009 and January 25, 2009, we had $1.47 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of July 26, 2009, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

 All of the cash equivalents and marketable securities are classified as “available-for-sale” securities. Investments in both fixed rate instruments and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our Condensed Consolidated Statements of Operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.

As of July 26, 2009, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $7.1 million.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of July 26, 2009, our investments in government agencies and government sponsored enterprises represented approximately 68% of our total cash equivalents and marketable securities, while the financial sector accounted for approximately 14% of our total cash equivalents and marketable securities. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.  If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $21-$53 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.   Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  During the second quarter of fiscal years 2010 and 2009, the aggregate exchange loss included in determining net loss was $1.4 million and $0.9 million, respectively. During the first half of fiscal years 2010 and 2009, the aggregate exchange loss included in determining net income (loss) was $1.6 million and $5.1 million, respectively. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at July 26, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 26, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended July 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a continuing risk to our business as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have reduced the demand for our products. Other factors that could depress demand for our products in the future include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer and business spending behavior. These and other economic factors have reduced demand for our products and could further harm our business, financial condition and operating results.

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

Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses, sales, general and administrative expenses, represented 34% of our total revenue for each of the second quarters of fiscal years 2010 and 2009, respectively, and 48% and 30% of our total revenue for the first half of fiscal years 2010 and 2009, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

In response to the current economic environment, we have commenced several cost reduction measures which are designed to reduce our operating expenses and will continue to focus on reducing our operating expenses during the third quarter of fiscal year 2010. Please refer to the discussion in Note 3 to the Notes to the Condensed Consolidated Financial Statements for the impact of the tender offer related to the stock option purchase on operating expenses during the first half of fiscal year 2010.

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

If we do not correctly forecast the impact of any of the relevant factors on our business, there may not be any actions we can take or we may not be able to take any possible actions in time to counteract any negative impact on our gross margin.  For example, the gross margin of our GPU Business decreased during the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009.  This decrease was primarily due to the impact of the warranty charges against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation GPU products used in notebook systems. We also experienced ASP regression in our mainstream desktop GPU products as well as in our notebook GPU products that we believe were driven by pricing pressures in the marketplace as a result of recessionary conditions in the economy as well as increased competition. If the overall shift in the demand from the consumer continues to shift towards lower priced products, it will have an adverse impact on our gross margin.

If we are unable to sell our MCP products for use with certain Intel processors, we may not be able to successfully compete and our business would be negatively impacted.

Our MCP products are currently used with both Intel and AMD processors.   Our revenue from MCP products represented 31% or our total revenue for the second quarter of fiscal year 2010, an increase from 19% of our total revenue for the second quarter of fiscal 2009.  In February 2009, Intel filed suit against us, related to a patent license agreement that we signed with Intel in 2004. Intel seeks an order from the court declaring that the license does not extend to a new Intel processor architecture and enjoining us from stating that we have licensing rights for this architecture.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with these Intel processors and our competitive position and financial results would be adversely impacted.  In addition, in order to continue to sell MCP products for use with these Intel processors we could be required to negotiate a new license agreement with Intel and we may not be able to do so on reasonable terms, if at all.

 If our products contain significant defects our financial results could be negatively impacted, our reputation could be damaged and we could lose market share.

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.  For example, during the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business” for the risk associated with this litigation.

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

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop personal computer, or PC, and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. During second quarter of fiscal year 2010, sales of our desktop GPU products decreased by approximately 9% compared to the second quarter of fiscal year 2009. This decrease was primarily driven by increased pricing pressures in the marketplace for our mainstream products due to the recessionary conditions in the economy. Additionally, sales of our notebook GPU products also decreased by approximately 57% compared to the second quarter of fiscal year 2009 primarily driven by a combination of the decline in unit demand and in the ASPs due to the recessionary conditions in the economy as well as increased competition in the marketplace.   Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

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

If our products do not continue to be adopted by our target markets or if the demand for new and innovative products in our target markets decreases, our business and operating results would suffer.

 Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, netbooks, PMPs, PDAs, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised approximately 79% and 75% of our revenue for the second quarter of fiscal years 2010 and 2009, respectively, and 80% and 77% of our revenue during the first half of fiscal years 2010 and 2009, respectively.  As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, netbook, PMP, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

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

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 86% and 89% of our revenue for the second quarter of fiscal years 2010 and 2009, respectively, and 84% and 91% of our revenue for the first half of fiscal years 2010 and 2009, respectively, from sales to customers outside the United States and other Americas.  As of July 26, 2009, we had offices in fifteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. Our engineering and technical resources include 3,856 and 3,876 full-time employees engaged in research and development as of July 26, 2009 and July 27, 2008, respectively.  Research and development expenditures were $192.9 million and $212.9 million for the second quarter of fiscal years 2010 and 2009, respectively and $494.7 million and $431.7 million for the first half of fiscal years 2010 and 2009, respectively.  Research and development expenses included non-cash stock-based compensation expense of $13.3 million and $24.2 million for the second quarter of fiscal years 2010 and 2009, respectively and $34.5 million and $48.8 million for the first half of fiscal years 2010 and 2009, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

 We are dependent on key employees and the loss of any of these employees could negatively impact our business.

Our future success and ability to compete is substantially dependent on our ability to identify, hire, train and retain highly qualified key personnel.  The market for key employees in the technology industry can be competitive.  None of our key employees is bound by an employment agreement, meaning our relationships with all of our key employees are at will.  The loss of the services of any of our other key employees without an adequate replacement or our inability to hire new employees as needed could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.

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

 All of our cash equivalents and marketable securities are treated as “available-for-sale” securities. Investments in both fixed rate instruments and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. Future declines in the market values of our cash, cash equivalents and marketable securities could have a material adverse effect on our financial condition and operating results.  However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our Consolidated Statements of Operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary.

At July 26, 2009 and January 25, 2009, we had $1.47 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of July 26, 2009, we did not have any investments in auction-rate preferred securities.  As of July 26, 2009, our investments in government agencies and government sponsored enterprises represented approximately 68% of our total cash equivalents and marketable securities, while the financial sector accounted for approximately 14% of our total cash equivalents and marketable securities.

The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. For instance, we recorded $5.6 million related to what we believe is an other than temporary impairment as a result of credit loss from our investment in the money market funds held by the International Reserve Fund during the third quarter of fiscal year 2009.  Please refer to Notes 6 and 7 of these Notes to Condensed Consolidated Financial Statements for further details. As of July 26, 2009, we held a money market investment in the International Reserve Fund, which was valued at $22.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009, was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $22.0 million value of our holdings in the International Reserve Fund as of July 26, 2009 reflects an initial investment of $130.0 million, reduced by $102.4 million that we received from the International Reserve Fund during the first six months of fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $102.4 million we received was our portion of a payout of approximately 79% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund are scheduled to mature by October 2009. We expect to receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges, after all the securities have matured. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

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

We use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we continuously evaluate the benefits of migrating our products to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive.  Our current product families are manufactured using 0.15 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer, 65 nanometer, 55 nanometer and 40 nanometer process technologies.   Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development, which could negatively impact our operating expenses and gross margin.

 We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our new products to smaller geometry processes. Moreover, we are dependent on our third-party manufacturers to invest sufficient funds in new manufacturing techniques in order to have ample capacity for all of their customers and to develop the techniques in a timely manner. Our product cycles may also depend on our third-party manufacturers migrating to smaller geometry processes successfully and in time for us to meet our customer demands.  Some of our competitors own their manufacturing facilities and may be able to move to a new state of the art manufacturing process more quickly or more successfully than our manufacturing partners.  For example, in October 2008, AMD and the Advanced Technology Investment Company, a technology investment company backed by the government of Abu Dhabi, announced the establishment of a U.S. headquartered semiconductor manufacturing company that will manufacture AMD’s advance processors. If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted.  If we are forced to use larger geometric processes in manufacturing a product than our competition, our gross margin may be reduced.  The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

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

 We have a limited number of customers and our sales are highly concentrated.   Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 12% of our total revenue from one customer for the second quarter and first half of fiscal year 2010.  Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 13% and 21% of our total revenue from one customer and two customers for the second quarter and first half of fiscal year 2009, respectively. Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of original equipment manufacturers, or OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, original design manufacturers, or ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

        Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

        Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 12% of our accounts receivable balance from one customer at July 26, 2009 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009.

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

Conditions outside the control of our independent subcontractors and manufacturers may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.

The economic, market, social, and political situations in countries where certain independent subcontractors and manufacturers are located are unpredictable, can be volatile, and can have a significant impact on our business because we may be unable to obtain or distribute product in a timely manner. Market and political conditions, including currency fluctuation, terrorism, political strife, war, labor disruption, and other factors, including natural or man-made disasters, adverse changes in tax laws, tariff, import or export quotas, power and water shortages, or interruption in air transportation, in areas where our independent subcontractors and manufacturers are located also could have a severe negative impact on our operating capabilities. For example, because we rely heavily on TSMC to produce a significant portion of our silicon wafers, earthquakes, typhoons or other natural disasters in Taiwan and Asia could limit our wafer supply and thereby harm our business, financial condition, and operational results.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

 We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates.  While we have not been able to determine with certainty a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We continue to engage in discussions with our supply chain regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set. We also continue to seek to access our insurance coverage, which provided us with $44.5 million in related insurance reimbursements which partially offset the additional warranty charge included in cost of revenue.  Additionally, we received $8.0 million in reimbursements from insurance providers in fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other MCP or GPU products.

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

Currently a majority of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be permanently reinvested in the operations of those subsidiaries. President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including, repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation, they could have a negative impact on our financial position and results of operations.

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

In the past, we have been subject to government investigations and inquiries from regulatory agencies such as the Department of Justice and the SEC.  We may be subject to government investigations and receive additional inquiries from regulatory agencies in the future, which may lead to enforcement actions, fines or other penalties.

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

During fiscal year 2009, we purchased real property in Santa Clara, California that includes approximately 25 acres of land and ten commercial buildings.  We also own real property in China and India.  We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

•	the possibility of environmental contamination and the costs associated with mitigating any environmental problems;
•	adverse changes in the value of these properties, due to interest rate changes, changes in the market in which the property is located, or other factors;
•	the risk of loss if we decide to sell and are not able to recover all capitalized costs;
•	increased cash commitments for the possible construction of a campus;
•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;
•	increased operating expenses for the buildings or the property or both;
•	possible disputes with third parties, such as neighboring owners or others, related to the buildings or the property or both; and
•
the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and or other natural disasters.

Expensing employee equity compensation adversely affects our operating results and could also adversely affect our competitive position.

Since inception, we have used equity through our equity incentive plans and our employee stock purchase program as a fundamental component of our compensation packages. We believe that these programs directly motivate our employees and, through the use of vesting, encourage our employees to remain with us.

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or US GAAP.  Stock-based compensation expense was $25.4 million and $40.4 million related to on-going vesting of equity awards during the second quarters of fiscal years 2010 and 2009, respectively, and $59.5 and $82.5 million for the first half of fiscal years 2010 and 2009, respectively, which negatively impacted our operating results.  Additionally, in March 2009, we completed a cash tender offer for to purchase certain employee stock options. A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.  We believe that expensing employee equity compensation will continue to negatively impact our operating results.

 To the extent that expensing employee equity compensation makes it more expensive to grant stock options and restricted stock units or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that may be more severe than any actions our competitors may implement and may make it difficult to attract retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

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

      The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934 Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement

        During the first half of fiscal year 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock.  Through fiscal year 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 26, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

        Additionally, during fiscal year 2010, we granted approximately 5.4 million stock options and 4.8 million restricted stock units under the 2007 Equity Incentive Plan. In March 2009, we completed a cash tender offer for 28.5 million options held by our employees. Please refer to Note 3 and Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on May 20, 2009 the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of management’s solicitation.

1.	The election of three (3) directors to serve for a three-year term until the 2012 Annual Meeting of Stockholders. The results of the voting were as follows:

a.	Tench Coxe
	Number of shares For	303,967,398
	Number of shares Withheld	159,793,189

b.	Mark L. Perry
	Number of shares For	304,552,781
	Number of shares Withheld	159,207,806

c.	Mark A. Stevens
	Number of shares For	269,532,546
	Number of shares Withheld	194,228,041

            The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are James C. Gaither, Jen-Hsun Huang, Harvey C. Jones, William J. Miller and A. Brooke Seawell.

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered accounting firm for our fiscal year ending January 31, 2010. The results of the voting were as follows:

Number of shares voted For	462,171,997
Number of shares voted Against	1,001,120
Number of shares Abstaining	587,470
Number of Broker Non-Votes	-

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.1*	2007 Equity Incentive Plan – Non-Statutory Stock Option (Annual Grant - Board and Committee Service)

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*+	XBRL Instance Document

101.SCH*+	XBRL Taxonomy Extension Schema Document

101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

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
   +  Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2009
NVIDIA Corporation
By:	/s/ DAVID L. WHITE
David L. White
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.1*	2007 Equity Incentive Plan – Non-Statutory Stock Option (Annual Grant - Board and Committee Service)

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*+	XBRL Instance Document

101.SCH*+	XBRL Taxonomy Extension Schema Document

101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

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
   +  Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.