Form 10-Q
period 2009-10-25
NVIDIA CORP
filed 2009-11-19
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

        The number of shares of common stock, $0.001 par value, outstanding as of November 16, 2009 was 554.9 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 25, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Revenue	$903,206	$897,655	$2,343,957	$2,943,719
Cost of revenue	511,423	529,812	1,605,755	1,911,116
Gross profit	391,783	367,843	738,202	1,032,603
Operating expenses
Research and development	197,948	212,360	692,600	644,100
Sales, general and administrative	85,990	90,349	278,829	275,782
Restructuring charges	-	8,338	-	8,338
Total operating expenses	283,938	311,047	971,429	928,220
Income (loss) from operations	107,845	56,796	(233,227)	104,383
Interest income	5,444	9,447	17,347	35,851
Other income (expense), net	(3,082)	(5,240)	(5,835)	(12,813)
Income (loss) before income tax expense	110,207	61,003	(221,715)	127,421
Income tax expense (benefit)	2,630	(745)	(22,652)	9,797
Net income (loss)	$107,577	$61,748	$(199,063)	$117,624

Basic net income (loss) per share	$0.20	$0.11	$(0.36)	$0.21
Weighted average shares used in basic per share computation	551,283	543,807	546,737	551,623
Diluted net income (loss) per share	$0.19	$0.11	$(0.36)	$0.20
Weighted average shares used in diluted per share computation	574,381	564,536	546,737	590,490

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 25, 2009	January 25, 2009
Current assets:
Cash and cash equivalents	$614,490	$417,688
Marketable securities	1,019,589	837,702
Accounts receivable, net	397,820	318,435
Inventories	277,643	537,834
Prepaid expenses and other	31,669	39,794
Deferred income taxes	16,505	16,505
Total current assets	2,357,716	2,167,958
Property and equipment, net	565,296	625,798
Goodwill	369,844	369,844
Intangible assets, net	127,817	147,101
Deposits and other assets	42,901	40,026
Total assets	$3,463,574	$3,350,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,530	$218,864
Accrued liabilities and other	567,276	559,727
Total current liabilities	888,806	778,591
Other long-term liabilities	126,373	151,850
Capital lease obligations, long term	24,760	25,634
Commitments and contingencies - see Note 13
Stockholders’ equity:
Preferred stock	-	-
Common stock	646	629
Additional paid-in capital	2,111,506	1,889,257
Treasury stock, at cost	(1,463,268)	(1,463,268)
Accumulated other comprehensive income	9,645	3,865
Retained earnings	1,765,106	1,964,169
Total stockholders' equity	2,423,635	2,394,652
Total liabilities and stockholders' equity	$3,463,574	$3,350,727

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Nine Months Ended
	October 25, 2009	October 26, 2008
Cash flows from operating activities:
Net income (loss)	$(199,063)	$117,624
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense related to stock option purchase	135,735	-
Depreciation and amortization	148,750	136,968
Stock-based compensation expense	82,471	120,873
Payments under patent licensing arrangement	(616)	(21,502)
Impairment charge on investments	-	9,891
Deferred income taxes	(25,773)	1,568
Other	4,470	1,899
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(79,749)	59,276
Inventories	257,729	(165,154)
Prepaid expenses and other current assets	8,125	11,205
Deposits and other assets	(2,657)	(2,030)
Accounts payable	96,588	(114,292)
Accrued liabilities and other long-term liabilities	(7,448)	112,879
Net cash provided by operating activities	418,562	269,205
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	624,295	1,131,147
Purchases of marketable securities	(804,610)	(917,987)
Purchases of property and equipment and intangible assets	(55,026)	(364,695)
Acquisition of businesses, net of cash and cash equivalents	-	(27,948
Other	(218)	1,468
Net cash used in investing activities	(235,559)	(178,015)
Cash flows from financing activities:
Payments related to stock option purchase	(78,075)	-
Payments related to repurchases of common stock	-	(423,636)
Proceeds from issuance of common stock under employee stock plans	92,192	66,730
Other	(318)	-
Net cash provided by (used in) financing activities	13,799	(356,906)
Change in cash and cash equivalents	196,802	(265,716)
Cash and cash equivalents at beginning of period	417,688	726,969
Cash and cash equivalents at end of period	$614,490	$461,253

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,611	$6,679
Cash paid for interest on capital lease obligations	$2,453	$-

Other non-cash activities:
Assets acquired by assuming related liabilities	$13,596	$33,330
Change in unrealized gains (losses) from marketable securities	$5,780	$(14,886)

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

Fiscal year

We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal year 2010 is a 53-week year, compared to fiscal year 2009 which was a 52-week year. The third quarter of fiscal years 2010 and 2009 are both 13-week quarters.

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

Subsequent Events

We have evaluated subsequent events through the time of filing of our Quarterly Report on Form 10-Q for the quarter ended October 25, 2009 with the SEC on November 19, 2009.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We accrue for 100% of the potential rebates and do not apply a breakage factor. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue.

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

    All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

 Adoption of New Accounting Pronouncements

         Business Combinations. In the first quarter of fiscal year 2010, we adopted new accounting guidance issued by the Financial Accounting Standards Board, or FASB, for business combinations. Under this guidance, an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires: that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, including changes related to acquired tax assets and income tax uncertainties from acquisitions that occurred prior to the date of adoption, be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is measured at fair value, capitalized as an indefinite-life intangible asset and tested for impairment during the development period. Subsequent to the development period the carrying value, if any, of acquired in-process development will be considered a definite-life intangible asset and amortized over its estimated useful life. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. We will apply this new accounting guidance to any future business combinations.

        In the first quarter of fiscal year 2010, we also adopted new accounting guidance issued by the FASB for assets acquired and liabilities assumed in a business combination that arise from contingencies. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. We will apply this new accounting guidance to any future business combinations.

Life of Intangible Assets. During the first quarter of fiscal year 2010, we adopted new accounting guidance issued by the FASB for the determination of the useful life of intangible assets. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments and Other-Than-Temporary Impairment. During the second quarter of fiscal year 2010, we adopted three related sets of accounting guidance issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of these three sets of accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events. During the second quarter of fiscal year 2010, we adopted new accounting guidance issued by the FASB related to subsequent events. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for the related disclosure. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting Standards Codification. During the third quarter of fiscal year 2010, we adopted the new Accounting Standards Codification, or ASC, issued by the FASB. The ASC has become the source of authoritative accounting principles generally accepted in the United States, or U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing U.S. GAAP. The adoption of the ASC did not have a material impact on our consolidated financial position, results of operations or cash flows.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recently Issued Accounting Pronouncements

Variable Interest Entities. In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the fourth quarter of fiscal year 2010. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

Revenue Recognition. In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal year 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

   In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. We do not believe the adoption of this accounting guidance will have a material impact on our consolidated financial statements.

Note 2 – Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of stock options and restricted stock units, or RSUs, outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$107,577	$61,748	$(199,063)	$117,624
Denominator:
Denominator for basic net income per share, weighted average shares	551,283	543,807	546,737	551,623
Effect of dilutive securities:
Stock options outstanding	23,098	20,729	-	38,867
Denominator for diluted net income (loss) per share, weighted average shares	574,381	564,536	546,737	590,490
Net income per share:
Basic net income (loss) per share	$0.20	$0.11	$(0.36)	$0.21
Diluted net income (loss) per share	$0.19	$0.11	$(0.36)	$0.20

Diluted net income per share for the three months ended October 25, 2009 does not include the effect of anti-dilutive common equivalent shares from stock options and RSUs of 20.3 million.  All of our outstanding stock options and RSUs were anti-dilutive during the nine months ended October 25, 2009 and excluded from the computation of diluted earnings per share due to the net loss for the nine months ended October 25, 2009.

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

       The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities in our Condensed Consolidated Balance Sheet (in thousands):

Balance at January 27, 2008	$-
Charges	8,338
Cash payments	(7,241)
Non-cash charges	(330)
Balance at October 26, 2008	$767
Charges	(382)
Cash payments	(199)
Balance at January 25, 2009	$186
Cash payments	(186)
Balance at October 25, 2009	$-

Note 4 – Stock Option Purchase

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

Our condensed consolidated statement of operations for the nine months ended October 25, 2009 includes stock-based compensation charges related to the stock option purchase (in thousands):

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Stock-Based Compensation

We measure stock-based compensation expense at the grant date of the related equity awards, based on the fair value of the awards, and recognize the expense using the straight-line attribution method over the requisite employee service period. We estimate the fair value of employee stock options on the date of grant using a binomial model and we use the closing trading price of our common stock on the date of grant as the fair value of awards of RSUs. We calculate the fair value of our employee stock purchase plan using the Black-Scholes model.

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

In addition to the stock-based compensation expense related to our cash tender offer to purchase certain employee stock options as described in Note 4 – Stock Option Purchase, our condensed consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Cost of revenue	$2,650	$3,558	$9,708	$10,027
Research and development	$12,853	$22,740	$47,391	$71,500
Sales, general and administrative	$7,479	$12,086	$25,372	$39,346

During the three and nine months ended October 25, 2009, we granted approximately 2.2 million and 7.6 million stock options, respectively, with an estimated total grant-date fair value of $14.9 million and $43.7 million, respectively, and a per option weighted average grant-date fair value of $6.59 and $5.75, respectively.  During the three and nine months ended October 25, 2009, we granted approximately 2.7 million and 7.5 million RSUs, with an estimated total grant-date fair value of $41.9 million and $90.7 million, respectively, and a per RSU weighted average grant-date fair value of $15.76 and $12.16 respectively.  Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $10.2 million and $24.2 million, respectively, for the three and nine months ended October 25, 2009.

During the three and nine months ended October 26, 2008, we granted approximately 7.7 million and 17.4 million stock options, respectively, with an estimated total grant-date fair value of $45.7 million and $141.1 million, respectively, and a per option weighted average grant-date fair value of $5.93 and $8.13, respectively.  We did not grant any RSUs during the three months and nine months ended October 26, 2008.  Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $7.5 million and $23.3 million, respectively, for the three and nine months ended October 26, 2008.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 25, 2009 and October 26, 2008, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $142.9 million and $226.8 million, respectively, adjusted for estimated forfeitures.  As of October 25, 2009 and October 26, 2008, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.0 years and 1.9 years, respectively. As of October 25, 2009, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.6 years.  During the nine months ended October 26, 2008, we did not grant any RSUs.

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

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009		October 26, 2008
Stock Options	(Using a binomial model)
Expected life (in years)	3.9-5.7	3.6 -5.8	3.8-5.8		3.6-5.8
Risk free interest rate	2.5%-2.8%	2.7% - 3.4%	1.8%-2.8%		2.6% - 3.7%
Volatility	48%-49%	61% - 105%	48%-72%	%	52% - 105%
Dividend Yield	-	-	-		-

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5 - 2.0
Risk free interest rate	0.2% - 0.9%	2.0%-2.4%	0.2% - 1.0%	1.6%-2.4%
Volatility	53%	62%	53%-73%	62%-68%
Dividend Yield	-	-	-	-

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following summarizes the stock option and RSU activities under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per Share)
Balances, January 25, 2009	97,454	$13.83
Granted	7,611	$11.70
Exercised	(10,393)	$5.03
Cancelled	(1,000)	$12.94
Cancellations related to stock options purchase (1)	(28,532)	$23.35
Balances, October 25, 2009	65,140	$10.84
(1) Please refer to Note 4 of these condensed consolidated financial statements for further discussion related to our stock option purchase in March 2009.

	RSUs	Weighted Average Grant-date fair value
Restricted Stock Units	(In thousands)	(Per Share)
Balances, January 25, 2009	-	$-
Awarded	7,470	$12.16
Vested	(2)	$11.65
Forfeited	(103)	$10.66
Balances, October 25, 2009	7,365	$12.18

The following summarizes the stock options and RSUs, or equity awards, available for grant under our equity incentive plans (in thousands):

Balances, January 25, 2009	29,501
Stock options:
Granted	(7,611)
Cancelled	1,000
Cancellations related to stock option purchase (1)	28,532
Restricted Stock Units:
Granted	(7,470)
Cancelled	103
Balances, October 25, 2009	44,055
          (1) Please refer to Note 4 of these condensed consolidated financial statements for further discussion related to our stock option purchase in March 2009.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Income Taxes

We recognized income tax expense (benefit) of $2.6 million and ($0.7) million for the three months ended October 25, 2009 and October 26, 2008, respectively, and ($22.7) million and $9.8 million for the nine months ended October 25, 2009 and October 26, 2008, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was 2.4% and (1.2%) for the three months ended October 25, 2009 and October 26, 2008, respectively, and 10.2% and 7.7% for the nine months ended October 25, 2009 and October 26, 2008, respectively.

The expected tax benefit derived from our loss before tax for the first nine months of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of 10.2% due primarily to permanent tax differences related to stock-based compensation and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.  Our actual effective tax rate was also impacted by discrete events in the first nine months of fiscal year 2010, primarily related to our stock option purchase completed in March 2009 and the favorable impact from the expiration of statutes of limitations in certain non-U.S. jurisdictions.

Our effective tax rate on income before tax for the first nine months of fiscal year 2009 was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where that tax rate is lower than the United States federal statutory tax rate; and by discrete events primarily related to the favorable impact from the expiration of statutes of limitations in certain non-U.S. jurisdictions and the reinstatement of the of the U.S. federal research tax credit signed into law on October 3, 2008 under the Emergency Economic Stabilization Act of 2008 and was retroactive to January 1, 2008.

For the nine months ended October 25, 2009, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 25, 2009.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 25, 2009, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Marketable Securities

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

We performed an impairment review of our investment portfolio as of October 25, 2009. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first nine months of fiscal year 2010.  We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of October 25, 2009.

The following is a summary of cash equivalents and marketable securities at October 25, 2009 and January 25, 2009:

	October 25, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$454,834	$4,018	$(15)	$458,837
Debt securities issued by United States Treasury	294,942	790	(35)	295,697
Corporate debt securities	350,977	3,105	(88)	353,994
Mortgage backed securities issued by United States government-sponsored enterprises	161,707	2,364	(73)	163,998
Money market funds	211,592	-	-	211,592
Asset-backed securities	4,455	86	-	4,541
Total	$1,478,507	$10,363	$(211)	$1,488,659
Classified as:
Cash equivalents				$469,070
Marketable securities				1,019,589
Total				$1,488,659

	January 25, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$313,319	$4,815	$(13)	$318,121
Corporate debt securities	252,265	680	(1,771)	251,174
Mortgage backed securities issued by United States government-sponsored enterprises	162,243	361	(1,405)	161,199
Money market funds	139,046	-	-	139,046
Debt securities issued by United States Treasury	110,402	1,870	-	112,272
Asset-backed securities	39,014	71	(227)	38,858
Total	$1,016,289	$7,797	$(3,416)	$1,020,670
Classified as:
Cash equivalents				$182,968
Marketable securities				837,702
Total				$1,020,670

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments, are classified as available-for-sale at October 25, 2009 and January 25, 2009 and are shown below by contractual maturity.

	October 25, 2009		January 25, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$778,687	$782,241	$484,869	$484,616
Due in 1 - 5 years	623,876	629,780	369,177	374,855
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	75,944	76,638	162,243	161,199
Total	$1,478,507	$1,488,659	$1,016,289	$1,020,670

Net realized gains for the three and nine months ended October 25, 2009, were $0.5 million and $1.5 million, respectively. Net realized gains for the three and nine months ended October 26, 2008 were $0.9 million and $2.1 million, respectively. As of October 25, 2009, we had a net unrealized gains of $10.2 million, which was comprised of gross unrealized gains of $10.4 million, offset by $(0.2) million of gross unrealized (losses).  As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $(3.4) million of gross unrealized (losses).

As of October 25, 2009, we held a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $22.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. The International Reserve Fund was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet as of October 25, 2009 due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $22.0 million value of our holdings in the International Reserve Fund as of October 25, 2009 reflects an initial investment of $130.0 million, reduced by $102.4 million that we received from the International Reserve Fund during the first nine months of fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. The $102.4 million we received was our portion of a payout of approximately 79% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund were scheduled to have matured by October 2009. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Note 8– Fair Value of Cash Equivalents and Marketable Securities

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	October 25, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by US Government agencies (1)	$458,837	$-	$458,837	$-
Debt securities issued by United States Treasury (2)	295,697	-	295,697	-
Corporate debt securities (3)	353,994	-	353,994	-
Mortgage-backed securities issued by Government-sponsored entities (4)	163,998	-	163,998	-
Money market funds (5)	211,592	189,628	-	21,964
Asset-backed Securities (4)	4,541	-	4,541	-
Total cash equivalents and marketable securities	$1,488,659	$189,628	$1,277,067	$21,964

(1)	Includes $121,648 in Cash Equivalents and $337,189 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(2)	Includes $124,690 in Cash Equivalents and $171,007 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(3)	Includes $33,104 in Cash Equivalents and $320,890 in Marketable Securities on the Condensed Consolidated Balance Sheet.
(4)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.
(5)	Includes $189,628 in Cash Equivalents and $21,964 in Marketable Securities on the Condensed Consolidated Balance Sheet.

For our money market funds that were held by the International Reserve Fund at October 25, 2009, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. As the International Reserve Fund has halted redemption requests and is currently believed to be holding all of their securities until maturity, we valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that had filed for bankruptcy during fiscal year 2009 and, as such, our valuation of those securities was zero. The net result was that, during the third quarter of fiscal year 2009, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value and we recorded an other than temporary impairment charge of $5.6 million as a result of credit loss. The $22.0 million value of our holdings in the International Reserve Fund as of October 25, 2009 reflects an initial investment of $130.0 million, reduced by $102.4 million that we received from the International Reserve Fund during the first nine months of fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs (in thousands):

Balance, beginning of period, January 25, 2009	$124,400
Transfer into Level 3	-
Other than temporary impairment	-
Redemption of funds	(102,436)
Balance, end of period, October 25, 2009	$21,964

Total financial assets at fair value classified within Level 3 were 0.6% of total assets on our Condensed Consolidated Balance Sheet as of October 25, 2009.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - 3dfx

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

Note 10 - Intangible Assets

We currently amortize our intangible assets with definitive lives over periods ranging from one to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method. The components of our amortizable intangible assets are as follows:

	October 25, 2009			January 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$134,869	$(44,876)	$89,993	$130,654	$(34,610)	$96,044
Acquired intellectual property	75,340	(46,316)	29,024	75,340	(35,200)	40,140
Patents	19,188	(10,388)	8,800	18,588	(7,671)	10,917
Total intangible assets	$229,397	$(101,580)	$127,817	$224,582	$(77,481)	$147,101

Amortization expense associated with intangible assets for the three and nine months ended October 25, 2009 was $7.9 million and $24.1 million, respectively.  Amortization expense associated with intangible assets for the three and nine months ended October 26, 2008 was $8.7 million and $23.7 million, respectively. Future amortization expense related to the net carrying amount of intangible assets at October 25, 2009 is estimated to be $7.7 million for the remainder of fiscal year 2010, $27.8 million in fiscal year 2011, $25.4 million in fiscal year 2012, $19.0 million in fiscal year 2013, $14.6 million in fiscal year 2014, and a total of $33.3 million in fiscal year 2015 and fiscal years subsequent of fiscal year 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Note 11 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 25, 2009	January 25, 2009
Inventories:	(In thousands)
Raw materials	$59,567	$122,024
Work in-process	74,163	38,747
Finished goods	143,913	377,063
Total inventories	$277,643	$537,834

At October 25, 2009, we had outstanding inventory purchase obligations totaling approximately $624 million.

	October 25, 2009	January 25, 2009
Prepaid Expenses and Other Current Assets:	(In thousands)
Prepaid maintenance contracts	$10,680	$11,268
Prepaid insurance	4,538	5,400
Prepaid taxes	3,571	3,571
Prepaid rent	3,312	3,254
Other	9,568	16,301
Total prepaid expenses and other	$31,669	$39,794

	October 25, 2009	January 25, 2009
Accrued Liabilities:	(In thousands)
Accrued customer programs (1)	$268,657	$239,797
Warranty accrual (2)	158,527	150,629
Accrued payroll and related expenses	54,777	82,449
Accrued legal settlement (3)	30.600	30,600
Deferred rent	10,897	11,643
Deferred revenue	4,212	3,774
Other	39,606	40,835
Total accrued liabilities and other	$567,276	$559,727

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 25, 2009	January 25, 2009
Other Long-term Liabilities:	(In thousands)
Deferred income tax liability	$57,053	$75,252
Income taxes payable, long term	49,353	49,248
Asset retirement obligation	9,960	9,515
Other long-term liabilities	10,007	17,835
Total other long-term liabilities	$126,373	$151,850

Note 12 - Guarantees

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

  During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.5 million for related estimated costs, offset by reimbursements from insurance carriers of $44.5 million that we recorded during the second quarter of fiscal year 2010. During the third quarter of fiscal year 2010, the warranty charge was further offset by reimbursements from insurance carriers of $24.1 million that we recorded during the quarter. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated. The weak die/packaging material combination is not used in any of our products that are currently in production.

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

We continue to seek access to our insurance coverage regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set.  During the second quarter of fiscal year 2010, we recorded $44.5 million in related insurance reimbursements which offset the additional warranty charge of $164.5 million included in cost of revenue.  We also received $25.1 million in related insurance proceeds of which $24.1 million offset the warranty charge included in cost of revenue during the third quarter of fiscal year 2010.  Additionally, we received $8.0 million in reimbursements from insurance providers in fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accrual for product warranty liabilities

Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated.  The estimated product warranty liabilities for the three and nine months ended October 25, 2009 and October 26, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
	(In thousands)
Balance at beginning of period	$221,903	$187,131	$150,629	$5,707
Additions (1)	-	-	164,639	197,254
Deductions (2)	(63,376)	(5,444)	(156,741)	(21,274)
Balance at end of period	$158,527	$181,687	$158,527	$181,687

(1) Includes $164,450 for the nine months ended October 25, 2009 and $195,954 for the nine months ended October 26, 2008 for incremental repair and replacement costs from a weak die/packaging material set.

(2) Includes $56,776 and $136,747 for the three and nine months ended October 25, 2009 in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

On July 17, 2008, the United States Court of Appeals for the Ninth Circuit held oral argument on the landlords’ appeals.  On November 25, 2008, the Court of Appeals issued its opinion affirming the dismissal of Carlyle’s complaint in its entirety.  The Court of Appeals also affirmed the dismissal of most of CarrAmerica’s complaint, but reversed the District Court’s dismissal of CarrAmerica’s claims for interference with contractual relations and fraud.  On December 8, 2008, Carlyle filed a Request for Rehearing En Banc, which CarrAmerica joined. That same day, Carlyle also filed a Motion for Clarification of the Court’s Opinion.  On January 22, 2009, the Court of Appeals denied the Request for Rehearing En Banc, but clarified its opinion affirming dismissal of the claims by stating that CarrAmerica had standing to pursue claims for interference with contractual relations, fraud, conspiracy and tort of another, and remanding Carlyle’s case with instructions that the District Court evaluate whether the Trustee had abandoned any claims, which Carlyle might have standing to pursue. On April 2, 2009, Carlyle filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the Court of Appeals decision.  We filed an opposition to that petition on June 8, 2009.  On October 5, 2009, the US Supreme Court denied Carlyle’s petition.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle will withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009.  The parties subsequently filed a stipulation requesting that the District Court vacate the May 18, 2009 Case Management Conference date and other deadlines until after Bankruptcy Court rendered its decision.  At a hearing on May 13, 2009, the Bankruptcy Court ruled that the Trustee had not abandoned any claims against us, and denied the Trustee's Notice of Intention to Compromise Controversy with Carlyle Fortran Trust without prejudice.   Carlyle filed a motion in the District Court for leave to file an interlocutory appeal from the order denying the Notice, which was denied on November 12, 2009.  The District Court has ordered the parties to submit Case Management Statements by December 11, 2009 that express their views about what, if any, claims remain in the Carlyle case.

On July 7, 2009, the parties attended a Case Management Conference in the District Court for both the CarrAmerica and the Carlyle cases.  On July 8, 2009, the District Court issued an order requiring that CarrAmerica file an amended complaint on or before August 10, 2009. CarrAmerica filed its amended complaint on August 10, 2009, alleging claims for interference with contractual relations, fraud, conspiracy, and tort of another. Thereafter, we filed motions directed at dismissing that Fourth Amended Complaint, and CarrAmerica responded by filing a Fifth Amended Complaint.  The District Court has set a hearing date of February 1, 2010, for any motion to dismiss CarrAmerica’s amended complaint and for a further case management conference.  We continue to believe that there is no merit to Carlyle or CarrAmerica’s remaining claims.

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

On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties’ contentions and evidence and concluded that “the creditors of 3dfx were not injured by the Transaction.”  This decision did not entirely dispose of the Trustee’s action, however, as the Trustee’s claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court, where the appeal is pending.   The District Court’s  hearing on the Trustee’s appeal was held  on June 10, 2009 and the appeal remains under submission.

While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee’s case still remains pending appeal.  Accordingly, we have not reversed the accrual of $30.6 million – $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case. We do not believe the resolution of this matter will have a material impact on our results of operations or financial position.

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

On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.Rambus has subsequently withdrawn four of the nine patents at issue.   The complaint seeks an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents.  The ITC has instituted the investigation and a hearing was held on October 13-20, 2009.  The Administrative Law Judge's Initial Determination is due on January 22, 2010 and the target date by which the ITC will issue its Final Determination is May 24, 2010. NVIDIA intends to pursue its offensive and defensive cases vigorously in both actions.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The District Court has entered orders deeming all of the above cases related under the relevant local rules.  On December 11, 2008, NVIDIA filed a motion to consolidate all of the aforementioned consumer class action cases.  On February 26, 2009, the District Court consolidated the cases, as well as two other cases pending against Hewlett-Packard, under the caption “The NVIDIA GPU Litigation” and ordered the plaintiffs to file lead counsel motions by March 2, 2009.  On March 2, 2009, several of the parties filed motions for appointment of lead counsel and briefs addressing certain related issues.   On April 10, 2009, the District Court appointed Milberg LLP lead counsel.  On May 6, 2009, the plaintiffs filed an Amended Consolidated Complaint, alleging claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of the Implied Warranty of Merchantability under the laws of 27 other states, Breach of Warranty under the Magnuson-Moss Warranty Act, Unjust Enrichment, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California’s Consumer Legal Remedies Act.  On May 14, 2009, the District Court entered a case schedule order, which set a  September 28, 2009 hearing date for an anticipated motion to dismiss, a December 7, 2009 hearing date for anticipated class certification motion, and a July 12, 2010 fact discovery deadline.  The District Court subsequently entered an order resetting the hearing date for an anticipated motion to dismiss for October 19, 2009, based on a stipulation of the parties.  The Court heard arguments on NVIDIA’s motion to dismiss on October 19, 2009, and took the matter under submission.

In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs’ Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs’ Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. On November 5, 2009, the Court of Appeals issued an opinion reversing the District Court’s appointment of one of the lead plaintiffs’ counsel, and remanding the matter for further proceedings.  We intend to take all appropriate action with respect to the above cases.

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

During the three and nine months ended October 25, 2009, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. Through October 25, 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 25, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

 Please refer to Note 4 and Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

Convertible Preferred Stock

As of October 25, 2009 and January 25, 2009, there were no shares of preferred stock outstanding.

Note 15 - Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
	(In thousands)
Net income (loss)	$107,577	$61,748	$(199,063)	$117,624
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	1,295	(3,712)	6,799	(11,326)
Reclassification adjustments for net realized gains (losses) on available-for-sale securities included in net income (loss), net of tax	(320)	709	(1,019)	(677)
Total comprehensive income (loss)	$108,552	$58,745	$(193,283)	$105,621

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

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses, charges related to the stock option purchase, restructuring charges and certain vendor price credits not allocated to specific operating segments all of which total $64.6 million and $320.8 million, respectively, for three and nine months ended October 25, 2009, and total $88.5 million and $245.4 million, respectively, for the three and nine months ended October 26, 2008, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM.  “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended October 25, 2009:
Revenue	$464,545	$129,638	$247,841	$57,162	$4,020	$903,206
Depreciation and amortization expense	$14,857	$5,060	$9,679	$3,763	$15,411	$48,770
Operating income (loss)	$59,946	$48,184	$42,380	$8,619	$(51,284)	$107,845
Three Months Ended October 26, 2008:
Revenue	$461,494	$199,322	$197,553	$34,174	$5,112	$897,655
Depreciation and amortization expense	$13,805	$5,635	$13,622	$4,864	$15,174	$53,100
Operating income (loss)	$51,758	$99,001	$(1,178)	$19	$(92,804)	$56,796
Nine Months Ended October 25, 2009:
Revenue	$1,191,829	$352,413	$671,696	$115,194	$12,825	$2,343,957
Depreciation and amortization expense	$45,039	$15,393	$29,550	$12,472	$46,296	$148,750
Operating income (loss)	$(96,418)	$121,831	$87,633	$(17,812)	$(328,461)	$(233,227)
Nine Months Ended October 26, 2008:
Revenue	$1,666,472	$582,402	$559,426	$111,264	$24,155	$2,943,719
Depreciation and amortization expense	$40,345	$15,501	$29,048	$14,382	$41,255	$140,531
Operating income (loss)	$179,210	$293,015	$(104,670)	$(10,190)	$(252,982)	$104,383

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
	(In thousands)
Revenue:
China	$359,207	$289,778	$942,835	$926,470
Taiwan	240,597	215,434	610,218	879,140
Other Asia Pacific	116,408	181,835	282,043	520,689
United States	64,822	84,588	176,594	255,883
Other Americas	71,385	64,305	192,457	86,349
Europe	50,787	61,715	139,810	275,188
Total revenue	$903,206	$897,655	$2,343,957	$2,943,719

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 14% and 12% of our total revenue from one customer for the three and nine months ended October 25, 2009, respectively.  Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 25% of our total revenue from two customers and 11% of total revenue from one customer for the three and nine months ended October 26, 2008, respectively.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 27% of our accounts receivable balance from two customers at October 25, 2009 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009.

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

Overview

Our Company

NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphics processing unit, or the GPU. Our products are designed to generate realistic, interactive graphics on workstations, personal computers, game consoles and mobile devices. Our expertise in programmable GPUs has enabled breakthroughs in parallel processing which make supercomputing inexpensive and widely accessible.  We serve the entertainment and consumer market with our GeForce products, the professional design and visualization market with our Quadro products, and the high-performance computing market with our Tesla products. We have four major product-line operating segments: the GPU business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB.

Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business is comprised of NVIDIA nForce core logic and motherboard GPU, or mGPU products. Our CPB is comprised of our GoForce and Tegra mobile brands and products that support handheld personal media players, or PMPs, personal digital assistants, or PDAs, cellular phones and other handheld devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize NVIDIA processors as a core component of their entertainment, business and professional solutions. NVIDIA’s Compute Unified Device Architecture, or CUDA, is a general purpose parallel computing architecture that leverages the parallel compute engine in NVIDIA GPUs to solve many complex computational problems in a fraction of the time required on a central processing unit, or CPU.

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business, Fermi Architecture, and Other Recent Developments and Challenges

During the third quarter of fiscal year 2010,  we introduced our next generation CUDA GPU architecture, codenamed “Fermi”.  We expect the Fermi architecture to be the foundation for computational GPUs, and to enable breakthroughs in both graphics and parallel computing. We also launched a development environment for massively parallel computing. Using this tool, which is code-named “Nexus” and is integrated into Microsoft Visual Studio, or Visual Studio, we expect that developers will be able to use Visual Studio and C++ to write applications that leverage Fermi's GPU architecture. It is also designed to accelerate performance on a wider array of applications including ray tracing, physics simulation, finite element analysis, high-precision scientific computing, sparse linear algebra, sorting, and search algorithms.

During the second quarter of fiscal year 2010, we delivered our first 40nm GPUs to customers. Because of our somewhat limited access to 40nm wafer foundry capacity, plus supplier challenges related to 40nm process manufacturing yields, we have been forced to allocate our available 40nm product supply among our customers. We are currently working with our foundry partners to address these challenges. Continued 40nm yields that are lower than expected, or insufficient future access to 40nm foundry capacity, could potentially harm customer relationships, our reputation and our financial results.

Professional Solutions Business

Corporate demand, which comprises a substantial percentage of the demand for professional workstation products, has recently shown some signs of economic recovery. Workstation product revenue currently comprises a significant portion of our total PSB revenue. Therefore, if corporate demand continues to recover, we expect this trend to continue to have a positive impact on our overall gross profit and gross margin, as the gross margin experienced by our PSB is generally higher than our overall gross margin.

During the third quarter of fiscal year 2010, we launched RealityServer, a powerful combination of GPUs and software that streams interactive, photorealistic 3D applications to any web connected PC, laptop, netbook or smart phone. During the second quarter of fiscal year 2010, we launched our Quadro Plex SVS.  Scalable visual computing is a platform for professionals who interact with 3D models and analyze large volumes of data. For Quadro, we also launched the OptiX ray tracing engine, part of a suite of application acceleration engines for software developers.  This suite also includes engines for managing 3D data and scenes, scaling performance across multiple GPUs and real-time modeling of hyper-realistic physical and environmental effects.

During the second quarter of fiscal year 2010, we also announced that AMBER, one of the most popular molecular dynamics codes, was now accelerated by CUDA.  AMBER is used by researchers in academia and pharmaceutical companies to research new drugs. Accelerated by CUDA, AMBER now runs up to 50 times faster on a GPU than on a CPU.

Commencing in the second quarter of fiscal year 2010, HP and Supermicro began carrying our Tesla computing solution products, joining a global list of OEMs, including Cray, Dell, HP Lenovo, SGI and Sun.

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

MCP Business

During the third quarter of fiscal year 2010, we redirected our development strategy in our MCP business in response to our on-going dispute with Intel. In February 2009, Intel filed suit against us, related to a chipset license agreement that we entered into with Intel in 2004. Intel seeks an order from the court declaring that the license does not extend to a new Intel processor architecture in which the memory controller has been integrated with the central processing unit, or CPU, and enjoining us from stating that we have licensing rights for this architecture.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with such  Intel processors and our competitive position and financial results would be adversely impacted.  In addition, in order to continue to sell MCP products for use with these Intel processors we could be required to negotiate a new license agreement with Intel and we may not be able to do so on reasonable terms, if at all.  In March 2009, we asserted counterclaims against Intel pursuant to which we seek an order declaring that we have the right to sell certain chipset products with Intel's processors under the chipset license agreement, and enjoining Intel from interfering with our licensing rights.  We are also seeking a finding that Intel has materially breached its obligations under the chipset license agreement, and are requesting various remedies for that breach, including termination of Intel's cross licensing rights.  Notwithstanding our belief that the chipset license agreement extends to a component of the new Intel processor architecture referred to as Direct Media Interface, or DMI,we currently have no intentions of building a DMI-based chipset while this dispute remains unresolved. As a result, we intend to redirect our MCP development resources to other programs upon completion of certain development projects that are nearing completion. Given the competitiveness of our product offerings in the current architecture, we expect our chipset business to continue to sustain itself through at least our fiscal year 2011.

We are currently focused on energizing the PC market by transforming Intel PCs into a premium experience typically found in higher priced laptops and desktops. Our strategy is to combine the ION mGPU found in new desktop and notebook PCs with the Intel Celeron, Core 2 Duo or Atom CPUs. These combinations create a platform that enables a premium PC experience in a small form factor – enabling netbooks and all-in-one PCs to play rich media content and popular games in high definition, or HD.

At Computex 2009, our ION platform was awarded the Best Choice award.  Of the 21 ION-related design wins we announced at Computex 2009, we are already shipping all of them in the third quarter of fiscal year 2010.  We have announced five more design wins since Computex. Additionally, along with Adobe Systems Incorporated, or Adobe, we announced GPU acceleration for the Flash player, bringing Internet video to a new class of low-power PCs and Internet devices.

During the first nine months of fiscal year 2010, we saw signs of increased demand for our products designed for the mainstream AMD integrated desktop market as well as for our ION products and other products that are designed for the Intel-based integrated notebook market.

During the first quarter of fiscal year 2010, we collaborated with Acer to introduce the Acer AspireRevo. The Acer AspireRevo is no larger than a typical hardcover book, but has a fully capable desktop with advanced graphics and several multimedia features.

Consumer Products Business

During the first quarter of fiscal year 2010, we demonstrated the Tegra 600 Series computer-on-a-chip that enables an always-on, always-connected HD netbook that can go days between battery charges. During the second quarter of fiscal year 2010, it was revealed that Microsoft’s new Zune HD product would be based on Tegra and we have started ramping up volume shipments of Tegra. During the third quarter of fiscal year 2010, our Tegra product was included in Microsoft’s Zune HD and the Samsung M1, both of which were being sold in the marketplace.

Warranty Accrual

During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.5 million for related estimated costs, offset by reimbursements from insurance carriers of $44.5 million that we recorded during the second quarter of fiscal year 2010. During the third quarter of fiscal year 2010, the warranty charge was further offset by reimbursements from insurance carriers of $24.1 million that we recorded during the quarter. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated. The weak die/packaging material combination is not used in any of our products that are currently in production.

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

We continue to seek access to our insurance coverage regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set.  During the second quarter of fiscal year 2010, we recorded $44.5 million in related insurance reimbursements which offset the additional warranty charge of $164.5 million included in cost of revenue.  We also received $25.1 million in related insurance proceeds of which $24.1 million offset the warranty charge included in cost of revenue during the third quarter of fiscal year 2010.  Additionally, we received $8.0 million in reimbursements from insurance providers in fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements this Form 10-Q for further information regarding this litigation.

Stock Option Purchase

In March 2009, we completed a cash tender offer for certain employee stock options. We use equity to promote employee retention and provide an incentive vehicle valued by employees that is also aligned to stockholder interest. However, our stock price had declined significantly during fiscal year 2009, and all of the eligible options were “out-of-the-money” (i.e., had exercise prices above our then-current common stock price).  Therefore, we provided an incentive to employees with an opportunity to obtain a cash payment for their eligible options, while reducing our existing overhang and potential stockholder dilution from such stock options. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, including our former Chief Financial Officer, Marvin D. Burkett, were eligible to participate in the tender offer.

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

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses, charges related to the stock option purchase, restructuring charges and certain vendor price credits not allocated to specific operating segments all of which total $64.6 million and $320.8 million, respectively, for three and nine months ended October 25, 2009, and total $88.5 million and $245.4 million, respectively, for the three and nine months ended October 26, 2008, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM.  “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.6	59.0	68.5	64.9
Gross profit	43.4	41.0	31.5	35.1
Operating expenses
Research and development	21.9	23.7	29.5	21.9
Sales, general and administrative	9.5	10.1	11.9	9.4
Restructuring charges		0.9		0.3
Total operating expenses	31.4	34.7	41.4	31.6
Operating income (loss)	12.0	6.3	(9.9)	3.5
Interest and other income, net	0.3	0.5	0.5	0.8
Income (loss) before income tax expense (benefit)	12.3	6.8	(9.4)	4.3
Income tax expense (benefit)	0.3	(0.1)	(1.0)	0.3
Net income (loss)	12.0%	6.9%	(8.4)%	4.0%

Three and Nine Months Ended October 25, 2009 and October 26, 2008

Revenue

Revenue was $903.2 million for our third quarter of fiscal year 2010, compared to $897.7 million for our third quarter of fiscal year 2009, an increase of 1%.  Revenue was $2.34 billion for the first nine months of fiscal year 2010 and $2.94 billion for the first nine months of fiscal year 2009, a decrease of 20%.  Revenue during the third quarter of fiscal year 2010 was somewhat limited by supply constraints related to 40nm products.  As a result, we were forced to allocate our available 40nm product supply among our customers.  We expect such supply constraints could have a further limiting impact our revenue for the fourth quarter of fiscal year 2010.  As such, revenue during the fourth quarter of fiscal year 2010 is anticipated to merely increase slightly as compared to the third quarter of fiscal year 2010.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 1% to $464.5 million in the third quarter of fiscal year 2010, compared to $461.5 million for the third quarter of fiscal year 2009. This increase resulted from increased sales of our desktop GPU products which were offset by decreased sales of our notebook GPU products. Sales of our desktop GPU products increased approximately 23% in third quarter of fiscal year 2010 when compared to third quarter of fiscal year 2009.  The increase in the sale of desktop GPU products was primarily driven by unit volume growth in the high-end and mainstream segments as market demand appeared to begin to recover from recessionary conditions that began in the prior year. Sales of our notebook GPU products decreased by approximately 38% compared to the third quarter of fiscal year 2009. This decline was driven primarily by a combination of the decline in unit demand and in average selling prices, or ASPs, due to increased competition in the marketplace.

GPU Business revenue decreased by 28% to $1.19 billion for the first nine months of fiscal year 2010 compared to $1.67 billion for the first nine months of fiscal year 2009.  The decrease was primarily the result of decreased sales across our desktop GPU, notebook GPU, and memory products categories.  Sales of our desktop GPU products decreased approximately 19%, sales of our notebook GPU products decreased by approximately 49%, and sales of our memory products decreased 15% as compared to the first nine months of fiscal year 2009.  Sales of our desktop GPU products decreased as a result of the overall decline in unit demand and the pricing pressures in the marketplace for our high-end and mainstream products primarily due to recessionary conditions that carried over into the current fiscal year. The decrease in notebook revenue was driven primarily by a combination of the decline in unit demand and in the ASPs as a result of increased competition in the marketplace and due to share losses we experienced within the Notebook segment, during the first nine months of calendar year 2009 compared to the first nine months of calendar year 2008 as reported in the November PC Graphics 2009 Report from Mercury Research.

PSB. PSB revenue decreased by 35% to $129.6 million in the third quarter of fiscal year 2010,  compared to $199.3 million for the third quarter of fiscal year 2009.  PSB revenue decreased by 39% to $352.4 million for the first nine months of fiscal year 2010 as compared to $582.4 million for the first nine months of fiscal year 2009.  Both the ASPs and unit shipments of professional workstation products decreased, primarily due to the relatively slow recovery of corporate spending following the economic recession that began approximately one year ago.

MCP Business. MCP Business revenue increased by 25% to $247.8 million in the third quarter of fiscal year 2010, compared to $197.6 million for the third quarter of fiscal year 2009. The increase resulted from an increase in the sale of our Intel-based platform products of approximately 54% offset by a decrease in sales of our AMD-based platform products of approximately 7% as compared to the third quarter of fiscal year 2009. The increase in product sales for PCs with Intel CPUs was driven by sales of our ION products. The decrease in AMD platform products was driven by our share loss in this platform, which was driven by limited availability of low-end AMD CPUs in the marketplace during the third quarter of fiscal year 2010 as well as by AMD continuing to market their own chipset product lines in place of ours.

MCP Business revenue increased by 20% to $671.7 million for the first nine months of fiscal year 2010 as compared to $559.4 million for the first nine months of fiscal year 2009.  The increase was a result of an approximately 71% increase in sales of our Intel-based platform products offset by a decrease in the sales of our AMD-based platform products by approximately 34%. The increase in Intel-based product sales was driven by sales of our ION products. The decrease in AMD-based platform products is driven by limited availability of low-end AMD CPUs in the marketplace during the third quarter of fiscal year 2010 as well as by AMD continuing to market their own chipset product lines in place of ours.

CPB.  CPB revenue increased by 67% to $57.2 million in the third quarter of fiscal year 2010, compared to $34.2 million for the third quarter of fiscal year 2009.  This increase in CPB revenue was primarily driven by sales growth from our embedded and Tegra products.  CPB revenue increased by 4% to $115.2 million for the first nine months of fiscal year 2010 as compared to $111.3 million for the first nine months of fiscal year 2009. This increase in CPB revenue was primarily driven by growth of our embedded products for the automotive and entertainment markets, and was partially offset by a decrease in revenue from development arrangements and royalties from game console-related products in the comparative periods.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 85% and 83% of total revenue for the third quarter of fiscal years 2010 and 2009, respectively, and 84% and 88% for the first nine months of fiscal years 2010 and 2009, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 14% and 12% of our total revenue from one customer for the third quarter and first nine months of fiscal year 2010, respectively.  Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 25% of our total revenue from two customers and 11% of revenue from one customer for the third quarter and first nine months of fiscal year 2009, respectively.

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

Our overall gross margin was 43.4% and 41.0% for the third quarter of fiscal year 2010 and 2009, respectively.  The improvement in gross margin for the third quarter of fiscal year 2010 when compared to the third quarter of fiscal year 2009 was driven primarily by improved yields of our 55nm products as well as other manufacturing cost reductions, and more favorable product mix, particularly with increased sales of higher margin MCP products.  In addition, we recorded a benefit of $24.1 million to cost of revenue for insurance reimbursements received during the third quarter of fiscal year 2010 related to the weak die/packing material set that was used in certain versions of our previous generation chips.

Our strategy for improving our gross margin relies upon delivering competitive product offerings that allow us to maintain our market leadership position and expand our addressable markets, lowering our product costs by introducing product architectures that take advantage of smaller process geometries and improving our product mix.  We expect gross margin to be in the range of 40% to 42% during the fourth quarter of fiscal year 2010.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business increased during the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009.  The increase was driven primarily by improved yields of our 55nm products, revenue from our 40nm products which commenced shipping in the second quarter, as well as other manufacturing cost reductions, offset slightly by a less favorable product mix within our notebook product line. Gross margin declined during the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009.  This decline resulted from ASP regression in our mainstream desktop GPU products as well as in our notebook GPU products that we believe were driven by pricing pressures in the marketplace over the comparable period. These factors were further exacerbated in the first quarter of fiscal year 2010 as a result of losses we incurred selling certain older, transitioning products.  These decreases in gross margins were only partially offset by a net benefit arising from a sell-through of inventory during the first nine months of fiscal year 2010 that had previously been written down in the fourth quarter of fiscal year 2009.

PSB. The gross margin of our PSB decreased during the third quarter of fiscal year 2010 as compared to the third quarter fiscal year 2009, as well as during the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009.  These decreases were primarily due to a decline in ASPs caused primarily by pricing pressure due to the relatively slow recovery of corporate spending following the economic recession that began approximately one year ago ..

MCP Business. The gross margin of our MCP Business increased during the third quarter of fiscal year 2010 as compared to the third quarter fiscal year 2009, as well as during the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009.   These increases were primarily driven by a shift in product mix toward higher margin Intel-based and AMD-based platform products and a reduction in the warranty charge arising from a weak die/packaging material set in certain versions of our previous generation products during the comparable periods.

CPB.  The gross margin of our CPB decreased during the third quarter of fiscal year 2010 as compared to the third quarter fiscal year 2009, as well as during the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009. These decreases were a result of declining revenue from higher margin products and services, including development arrangements and royalties from game console-related products in the comparative periods.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 25, 2009	October 26, 2008	$ Change	% Change	October 25, 2009	October 26, 2008	$ Change	% Change
	(in millions)				(in millions)
Research and development expenses	$197.9	$212.4	$(14.5)	6.8%	$692.6	$644.1	$48.5	7.5%
Sales, general and administrative expenses	86.0	90.3	(4.3)	4.8%	278.8	275.8	3.0	1%
Restructuring charges	-	8.3	(8.3)	100%	-	8.3	(8.3)	100%
Total operating expenses	$283.9	$311.0	$(27.1)	8.7%	$971.4	$928.2	$43.2	4.7%
Research and development as a percentage of net revenue	21.9%	23.7%			29.5%	21.9%
Sales, general and administrative as a percentage of net revenue	9.5%	10.1%			11.9%	9.4%

Research and Development

Research and development expenses were $197.9 million and $212.4 million during the third quarter of fiscal year 2010 and 2009, respectively, a decrease of $14.5 million, or 6.8%.  The majority of the decrease, or $9.9 million, was attributable to reductions in stock-based compensation expense related to a decrease in on-going vesting of equity awards due to the cancellation of stock options in March 2009 pursuant to a tender offer.  Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to computer software and equipment by $1.3 million, travel and entertainment by $1.2 million, outside professional fees by $1.2 million, and employee related expenses by $1.1 million.  These decreases were offset by a $0.7 million increase in depreciation and amortization driven by property and equipment purchases.

Research and development expenses were $692.6 million and $644.1 million in the first nine months of fiscal years 2010 and 2009, respectively, an increase of $48.5 million, or 7.5%.  The majority of the increase was caused by stock-based compensation charges recorded during the first nine months of fiscal year 2010 of $90.5 million related to a tender offer that closed in March 2009.  The increase in research and development was also driven by an increase in depreciation and amortization by $5.1 million due to property and equipment purchases. These increases were offset by reductions in stock-based compensation expense related to a decrease in on-going vesting of equity awards during the first nine months of fiscal year 2010 by $24.1 million primarily due to the cancellation of stock options in March 2009 pursuant to a tender offer. Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to development expenses by $5.0 million, computer software and equipment by $6.8 million, travel and entertainment by $5.7 million, and employee related expenses by $3.0 million.

Sales, General and Administrative

Sales, general and administrative expenses were $86.0 million and $90.3 million during the third quarter of fiscal year 2010 and 2009, respectively, a decrease of $4.3 million, or 4.8%. This decrease was primarily attributable to a $4.6 million decrease in stock-based compensation related to a decrease in on-going vesting of equity awards due to the cancellation of stock options in March 2009 pursuant to a tender offer.  Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to employee related expenses by $2.2 million, advertising and promotions by $3.0 million and marketing by $2.8 million.  These decreases were offset by a $3.6 million increase in outside professional fees due to higher litigation expenses and a $3.6 million increase in compensation and benefits due to an increase in headcount.

 Sales, general and administrative expenses were $278.8 million and $275.8 million for the first nine months of fiscal year 2010 and 2009, respectively, an increase of $3.0 million, or 1%.  During the first nine months of fiscal year 2010, sales, general and administrative expenses included stock-based compensation of $38.3 million related to the tender offer that closed in March 2009. Sales, general and administrative expenses for the first nine months of fiscal year 2010 also included an increase in depreciation and amortization by $3.5 million due to property and equipment purchases and an increase in professional fees by $6.4 million due to higher litigation expenses.  These increases were offset by reductions in stock-based compensation related to a decrease in on-going vesting of equity awards during the first nine months of fiscal year 2010 by $14.0 million primarily due to the cancellation of stock options in March 2009 pursuant to a tender offer. Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to computer software and equipment by $6.4 million, employee related expenses by $7.2 million, travel and entertainment by $4.8 million, marketing by $6.5 million and advertising and promotions by $2.4 million.

          Restructuring Charges

         On September 18, 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce at that time.  During the third quarter of fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.3 million.

         Total Operating Expenses

We expect total operating expenses to increase in the fourth quarter of fiscal year 2010 compared to the third quarter of fiscal year 2010 as a result of the fact that the fourth quarter of fiscal year 2010 will contain fourteen weeks rather than the usual thirteen weeks that comprise each of our other fiscal quarters, as well as a result of an anticipated increase in development expenses related to the bring up of a significant number of new products and the associated marketing costs associated with the new product launches.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $5.4 million and $9.4 million in the third quarter of fiscal years 2010 and 2009, respectively, a decrease of $4.0 million.   Interest income was $17.3 million and $35.9 million for the first nine months of fiscal years 2010 and 2009, respectively, a decrease of $18.5 million. These decreases were primarily due to lower interest rates in the third quarter and first nine months of fiscal year 2010 when compared to the third quarter and first nine months of fiscal year 2009.

Other Income (Expense), net

Net other expenses were $3.1 million and $5.2 million in the third quarter of fiscal years 2010 and 2009, respectively, a decrease of $2.1 million.   Other expense decreased primarily due to the impact of the other than temporary impairment charges recorded in the third quarter of fiscal year 2009.

Net other expenses were $5.8 million and $12.8 million during the first nine months of fiscal years 2010 and 2009, respectively, a decrease of $7.0 million.  Net other expenses for the first nine months of fiscal year 2010 include interest expense of $2.5 million recognized on capital leases that we recorded at the end of fiscal year 2009 as well as additional foreign exchange losses due to the weakness of the U.S. Dollar on our foreign currency denominated liabilities.  In first nine months of fiscal year 2009, other expense was higher primarily due to the impact of the other than temporary impairment charges of $5.6 million that we recorded for a credit loss on a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund.  Please refer to Notes 7 and 8 of Notes to the Condensed Consolidated Financial Statements for further details.

Income Taxes

We recognized income tax expense (benefit) of $2.6 million and ($0.7) million for the third quarter of fiscal year 2010 and 2009, respectively, and ($22.7) million and $9.8 million for the first nine months of fiscal year 2010 and 2009, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was 2.4% and (1.2%) for the third quarter of fiscal year 2010 and 2009, respectively, and 10.2% and 7.7% for the first nine months of fiscal year 2010 and 2009, respectively.

The expected tax benefit derived from our loss before tax for the first nine months of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of 10.2% due primarily to permanent tax differences related to stock-based compensation and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.  Our actual effective tax rate was also impacted by discrete events in the first nine months of fiscal year 2010, primarily related to our stock option purchase completed in March 2009 and the favorable impact from the expiration of statutes of limitations in certain non-U.S. jurisdictions.

  Please refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.  For the impact of the potential changes in U.S. tax legislation to our financial position, see “Item 1A. Risk Factors - Risks Related to Regulatory, Legal, Our Common Stock and Other Matters - Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.”

Liquidity and Capital Resources

	As of October 25, 2009	As of January 25, 2009
	(In millions)
Cash and cash equivalents	$614.5	$417.7
Marketable securities	1,019.6	837.7
Cash, cash equivalents, and marketable securities	$1,634.1	$1,255.4

	Nine Months Ended
	October 25,	October 26,
	2009	2008
	(In millions)
Net cash provided by operating activities	$418.6	$269.2
Net cash used in investing activities	$(235.6)	$(178.0)
Net cash provided by (used in) financing activities	$13.8	$(356.9)

As of October 25, 2009, we had $1.63 billion in cash, cash equivalents and marketable securities, an increase of $378.7 million from $1.26 billion at the end of fiscal year 2009.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities generated cash of $418.6 million and $269.2 million during the first nine months of fiscal years 2010 and 2009, respectively.  While our net income (loss) plus the impact of non-cash charges to earnings such as depreciation, amortization, stock-based compensation and charges related to the stock option purchase and deferred income taxes decreased during the comparable periods due to the net loss during the first nine months of fiscal year 2010, changes in our operating assets and liabilities resulted in an increase in operating cash flows for the nine months ended October 25, 2009. The changes in our operating assets and liabilities, were driven by the reduction in our inventories as a result of rescheduling actions that were implemented in response to our high inventory levels at the end of the fourth quarter of fiscal year 2009 and supply constraints in the availability of certain of our 40nm products.  Additionally, the timing of payments to vendors also resulted in a net increase in our cash flows from operations during the first nine months of fiscal year 2010 when compared to the first nine months of fiscal year 2009.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisitions of businesses and purchases of property and equipment, which include the purchase of property, leasehold improvements for our facilities and intangible assets. Investing activities used cash of $235.6 million and $178.0 million during the first nine months of fiscal years 2010 and 2009, respectively.  Investing activities for the first nine months of fiscal year 2009 were higher than the same period during fiscal year 2010 because we used cash of approximately $150.0 million to purchase a property and ten commercial buildings in Santa Clara, California. Additionally, we acquired Ageia Technologies, Inc. for $27.9 million during the first nine months of fiscal year 2009.

We expect to spend approximately $30 million to $50 million for capital expenditures during the remainder of fiscal year 2010, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities provided cash of $13.8 million and used cash of $356.9 million during the first nine months of fiscal years 2010 and 2009, respectively.  Net cash provided by financing activities in the first nine months of fiscal year 2010 was primarily due to cash proceeds of $92.2 million from common stock issued under our employee stock plans, offset by $78.1 million paid towards the purchase of stock options tendered in March 2009. In addition, during the first nine months of fiscal year 2010, we did not repurchase our common stock while during the first nine months of fiscal year 2009, we used $423.6 million to repurchase our common stock.

        Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of October 25, 2009, we did not have any investments in auction-rate preferred securities.

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

As of October 25, 2009 and January 25, 2009, we had $1.63 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 25, 2009, we were in compliance with our investment policy.  As of October 25, 2009, our investments in government agencies and government sponsored enterprises represented approximately 62% of our cash equivalents and marketable securities, while the financial sector, which has been negatively impacted by recent market liquidity conditions, accounted for approximately 17% of our total cash equivalents and marketable securities. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.

We performed an impairment review of our investment portfolio as of October 25, 2009. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first nine months of fiscal year 2010.  We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of October 25, 2009. Please refer to Note 7 and Note 8 of the Notes to Condensed Consolidated Financial Statements for further details.

Net realized gains for the three and nine months ended October 25, 2009, were $0.5 million and $1.5 million, respectively. Net realized gains for the three and nine months ended October 26, 2008 were $0.9 million and $2.1 million, respectively. As of October 25, 2009, we had a net unrealized gains of $10.2 million, which was comprised of gross unrealized gains of $10.4 million, offset by $(0.2) million of gross unrealized (losses).  As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $(3.4) million of gross unrealized (losses).

As of October 25, 2009, we held a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $22.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. The International Reserve Fund was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet as of October 25, 2009 due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $22.0 million value of our holdings in the International Reserve Fund as of October 25, 2009 reflects an initial investment of $130.0 million, reduced by $102.4 million that we received from the International Reserve Fund during the first nine months of fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. The $102.4 million we received was our portion of a payout of approximately 79% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund were scheduled to have matured by October 2009. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  Two customers accounted for approximately 27% of our accounts receivable balance at October 25, 2009 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

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

During the third quarter of fiscal year 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock. Through October 25, 2009, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 25, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

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

We expect to spend approximately $30 million to $50 million for capital expenditures during the remainder of fiscal year 2010, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

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

During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.5 million for related estimated costs, offset by reimbursements from insurance carriers of $44.5 million that we recorded during the second quarter of fiscal year 2010. During the third quarter of fiscal year 2010, the warranty charge was further offset by reimbursements from insurance carriers of $24.1 million that we recorded during the quarter. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated. The weak die/packaging material combination is not used in any of our products that are currently in production.

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

We continue to seek access to our insurance coverage regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set.  During the second quarter of fiscal year 2010, we recorded $44.5 million in related insurance reimbursements which offset the additional warranty charge of $164.5 million included in cost of revenue.  We also received $25.1 million in related insurance proceeds of which $24.1 million offset the warranty charge included in cost of revenue during the third quarter of fiscal year 2010.  Additionally, we received $8.0 million in reimbursements from insurance providers in fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

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

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements this Form 10-Q for further information regarding this litigation.

        Contractual Obligations

At October 25, 2009, we had outstanding inventory purchase obligations totaling approximately $624 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of October 25, 2009, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of October 25, 2009 and January 25, 2009, we had $1.63 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 25, 2009, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

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

As of October 25, 2009, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $7.4 million.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of October 25, 2009, our investments in government agencies and government sponsored enterprises represented approximately 62% of our total cash equivalents and marketable securities, while the financial sector accounted for approximately 17% of our total cash equivalents and marketable securities. Substantially all of our investments are with A/A2 or better rated securities with the substantial majority of the securities rated AA-/Aa3 or better.  If the fair value of our investments in these sectors was to decline by 2%-5%, it would result in changes in fair market values for these investments by approximately $24-$59 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.   Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  During the third quarter of fiscal years 2010 and 2009, the aggregate exchange gain (loss) included in determining net income was $1.6 million and ($3.3) million, respectively. During the first nine months of fiscal years 2010 and 2009, the aggregate exchange loss included in determining net income (loss) was $3.2 million and $1.8 million, respectively. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at October 25, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 25, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Industry and Partners

We depend on foundries to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

        We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Corporation, or TSMC, to manufacture our semiconductor wafers using their state-of-the-art fabrication equipment and techniques. A substantial portion of our wafers are supplied by TSMC. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any minimum quantity of product at any time or at any set price, except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation.  For example, revenue during the third quarter of fiscal year 2010 was somewhat limited by supply constraints related to 40nm products. These supply constraints were driven by limited 40nm wafer foundry capacity as well as challenges related to 40nm process manufacturing yields.  As a result, we have been forced to allocate our available 40nm product supply among our customers.  We expect such supply constraints could have a further limiting impact on our revenue for the fourth quarter of fiscal year 2010.

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

Global economic conditions may adversely affect our business and financial results.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a continuing risk to our business as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have reduced the demand for our products. Other factors that could depress demand for our products in the future include conditions in the residential real estate and mortgage markets, expectations for inflation, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer and business spending behavior. These and other economic factors have reduced demand for our products and could further harm our business, financial condition and operating results.

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

Our business is cyclical in nature and has experienced severe downturns that have, and may in the future, materially adversely affect our business and financial results.

Our business is directly affected by market conditions in the highly cyclical semiconductor industry. The semiconductor industry has been adversely affected by many factors, including the recent global downturn, ongoing efforts by our customers to reduce their spending, diminished product demand, increased inventory levels, lower average selling prices, uncertainty regarding long-term growth rates and underlying financial health and increased competition. These factors, could, among other things, limit our ability to maintain or increase our sales or recognize revenue and in turn adversely affect our business, operating results and financial condition.  If our actions to reduce our operating expenses to sufficiently offset these factors during this downturn are unsuccessful, our operating results will suffer.

Our failure to estimate customer demand properly could adversely affect our financial results.

 We manufacture our products based on forecasts of customer demand in order to have shorter shipment lead times and quicker delivery schedules for our customers.  As a result, we may build inventories for anticipated periods of growth which do not occur or may build inventory anticipating demand for a product that does not materialize. In forecasting demand, we make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory include:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or overall economy;
•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;
•	if there were a sudden and significant decrease in demand for our products;
•	if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;
•	if we fail to estimate customer demand properly for our older products as our newer products are introduced; or
•	if our competition were to take unexpected competitive pricing actions.

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

If we do not correctly forecast the impact of any of the relevant factors on our business, there may not be any actions we can take or we may not be able to take any possible actions in time to counteract any negative impact on our gross margin.  For example, the gross margin of our GPU Business decreased during the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009.  This decrease was primarily due to the ASP regression we experienced in our mainstream desktop GPU products as well as in our notebook GPU products that we believe were driven by pricing pressures in the marketplace. These factors were further exacerbated in the first quarter of fiscal year 2010 as a result of losses we incurred selling certain older, transitioning products. If the overall shift in the demand from the consumer continues to shift towards lower priced products, it will have an adverse impact on our gross margin.

Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.

Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses, sales, general and administrative expenses and restructuring charges  represented 31% and 35% of our total revenue for the third quarters of fiscal years 2010 and 2009, respectively, and 41% and 32% of our total revenue for the first nine months of fiscal years 2010 and 2009, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

In response to the current economic environment, we have commenced several cost reduction measures which are designed to reduce our operating expenses. Please refer to the discussion in Note 4 to the Notes to the Condensed Consolidated Financial Statements for the impact of the tender offer related to the stock option purchase on operating expenses during the first nine months of fiscal year 2010.

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

Our MCP products are currently used with both Intel and AMD processors.   Our revenue from MCP products represented 27% or our total revenue for the third quarter of fiscal year 2010, an increase of 25% from our revenue for the third quarter of fiscal 2009.  In February 2009, Intel filed suit against us, related to a patent license agreement that we signed with Intel in 2004. Intel seeks an order from the court declaring that the license does not extend to a new Intel processor architecture and enjoining us from stating that we have licensing rights for this architecture.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with these Intel processors and our competitive position and financial results would be adversely impacted.  In addition, in order to continue to sell MCP products for use with these Intel processors we could be required to negotiate a new license agreement with Intel and we may not be able to do so on reasonable terms, if at all.

 In March 2009, we asserted counterclaims against Intel pursuant to which we seek an order declaring that we have the right to sell certain chipset products with Intel's processors under the chipset license agreement, and enjoining Intel from interfering with our licensing rights.  We are also seeking a finding that Intel has materially breached its obligations under the chipset license agreement, and are requesting various remedies for that breach, including termination of Intel's cross licensing rights.  Notwithstanding our belief that the chipset license agreement extends to a component of the new Intel processor architecture referred to as Direct Media Interface, or DMI, we currently have no intentions of building a DMI-based chipset while this dispute remains unresolved.

If we are unable to compete in the markets for our products, our financial results could be adversely impacted.

The market for GPUs, MCPs, and computer-on-a-chip products that support notebooks, netbooks, PNDs, PMPs, PDAs, cellular phones or other handheld devices is intensely competitive and is characterized by rapid technological change, new product introductions, evolving industry standards and declining average selling prices.  We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, software support, conformity to industry standard Application Programming Interface, or APIs, manufacturing capabilities, price of processors, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.  We believe other factors impacting our ability to compete are:

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

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop personal computer, or PC, and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. During third quarter of fiscal year 2010, sales of our desktop GPU products increased by approximately 23% compared to the third quarter of fiscal year 2009.  The increase in the sale of desktop GPU products was primarily driven by unit volume growth in the high-end and mainstream segments as market demand appeared to begin to recover from recessionary conditions that began in the prior year. However, sales of our notebook GPU products decreased by approximately 38% compared to the third quarter of fiscal year 2009. This decline was driven primarily by a combination of the decline in unit demand and in average selling prices, or ASPs, due to increased competition in the marketplace.  Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

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

 Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, netbooks, PMPs, PDAs, cellular handheld devices, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised approximately 79% and 73% of our revenue for the third quarter of fiscal years 2010 and 2009, respectively, and 80% and 76% of our revenue during the first nine months of fiscal years 2010 and 2009, respectively.  As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, netbook, PMP, PDA, cellular phone, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

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

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. Our engineering and technical resources include 3,864 and 3,710 full-time employees engaged in research and development as of October 25, 2009 and October 26, 2008, respectively.  Research and development expenditures were $197.9 million and $212.4 million for the third quarter of fiscal years 2010 and 2009, respectively and $692.6 million and $644.1 million for the first nine months of fiscal years 2010 and 2009, respectively.  Research and development expenses included non-cash stock-based compensation expense of $12.9 million and $22.7 million for the third quarter of fiscal years 2010 and 2009, respectively and $47.4 million and $71.5 million for the first nine months of fiscal years 2010 and 2009, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

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

 We have a limited number of customers and our sales are highly concentrated.   Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 14% and 12% of our total revenue from one customer for the third quarter and first nine months of fiscal year 2010, respectively.  Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 25% of our total revenue from two customers and 11% of our total revenue from one customer for the third quarter and first nine months of fiscal year 2009, respectively. Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of original equipment manufacturers, or OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, original design manufacturers, or ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

        Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

       Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 27% of our accounts receivable balance from two customers at October 25, 2009 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009.

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

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 85% and 83% of our revenue for the third quarter of fiscal years 2010 and 2009, respectively, and 84% and 88% of our revenue for the first nine months of fiscal years 2010 and 2009, respectively, from sales to customers outside the United States and other Americas.  As of October 25, 2009, we had offices in fifteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

At October 25, 2009 and January 25, 2009, we had $1.63 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 25, 2009, we did not have any investments in auction-rate preferred securities.  As of October 25, 2009, our investments in government agencies and government sponsored enterprises represented approximately 62% of our total cash equivalents and marketable securities, while the financial sector accounted for approximately 17% of our total cash equivalents and marketable securities.

The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. For instance, we recorded $5.6 million related to what we believe is an other than temporary impairment as a result of credit loss from our investment in the money market funds held by the International Reserve Fund during the third quarter of fiscal year 2009.  Please refer to Notes 7 and 8 of these Notes to Condensed Consolidated Financial Statements for further details. As of October 25, 2009, we held a money market investment in the International Reserve Fund, which was valued at $22.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009, was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $22.0 million value of our holdings in the International Reserve Fund as of October 25, 2009 reflects an initial investment of $130.0 million, reduced by $102.4 million that we received from the International Reserve Fund during the first nine months of fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $102.4 million we received was our portion of a payout of approximately 79% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund were scheduled to have matured by October 2009. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

During the second quarter of fiscal year 2010, we recorded an additional net warranty charge of $120.0 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. In July 2008, we recorded a $196.0 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates.  While we have not been able to determine with certainty a root cause for these failures, testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors. We continue to seek access to our insurance coverage regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set.  During the second quarter of fiscal year 2010, we recorded $44.5 million in related insurance reimbursements which offset the additional warranty charge of $164.5 million included in cost of revenue.  We also received $25.1 million in related insurance proceeds of which $24.1 million offset the warranty charge included in cost of revenue during the third quarter of fiscal year 2010.  Additionally, we received $8.0 million in reimbursements from insurance providers in fiscal year 2009. However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

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

We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with Intel Corporation, Rambus Corporation and with various parties related to our acquisition of 3dfx in 2001. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further detail on these lawsuits. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.

Currently a majority of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be permanently reinvested in the operations of those subsidiaries. In May 2009, President Obama’s administration provided details of previously announced international tax proposals that would substantially reduce our ability to defer U.S. taxes on such permanently reinvested non-US earnings including, repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the United States.  In October 2009, the Obama administration announced it no longer intended to pursue such proposals outside of a broader initiative to overhaul the corporate tax system, expected sometime next year.  If any of these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or US GAAP.  Stock-based compensation expense was $23.0 million and $38.4 million related to on-going vesting of equity awards during the third quarters of fiscal years 2010 and 2009, respectively, and $82.5 and $120.9 million for the first nine months of fiscal years 2010 and 2009, respectively, which negatively impacted our operating results.  Additionally, in March 2009, we completed a cash tender offer for to purchase certain employee stock options. A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.  We believe that expensing employee equity compensation will continue to negatively impact our operating results.

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

 Under accounting principles generally accepted in the United States, we review our amortizable intangible assets and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets from acquisitions may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations.

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

      The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934 Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement

        During the first nine months of fiscal year 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock.  Through fiscal year 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 25, 2009, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

        Additionally, during fiscal year 2010, we granted approximately 7.6 million stock options and 7.5 million restricted stock units under the 2007 Equity Incentive Plan. In March 2009, we completed a cash tender offer for 28.5 million options held by our employees. Please refer to Note 4 and Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS
 EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS+	*	XBRL Instance Document

101.SCH+	*	XBRL Taxonomy Extension Schema Document

101.CAL+	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	*	XBRL Taxonomy Extension Presentation Linkbase Document

    *  Filed Herewith
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

Date: November 19, 2009
NVIDIA Corporation
By:	/s/ DAVID L. WHITE
David L. White
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS+	*	XBRL Instance Document

101.SCH+	*	XBRL Taxonomy Extension Schema Document

101.CAL+	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	*	XBRL Taxonomy Extension Presentation Linkbase Document

    *  Filed Herewith
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