Form 10-K
period 2010-01-31
NVIDIA CORP
filed 2010-03-18
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 26, 2009 was approximately $6.7 billion (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Select Market, on July 24, 2009). This calculation excludes approximately 26,801,768 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant’s outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of common stock outstanding as of March 10, 2010 was 566.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 6, 2010 are incorporated by reference.

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

Our Company

NVIDIA Corporation helped awaken the world to the power of computer graphics when it invented the graphics processor unit, or GPU, in 1999.  Expertise in programmable GPUs has led to breakthroughs in parallel processing which make supercomputing inexpensive and widely accessible.  We serve the entertainment and consumer market with our GeForce graphics products, the professional design and visualization market with our Quadro graphics products, the high-performance computing market with our Tesla computing solutions products, and the mobile computing market with our Tegra system-on-a-chip products. During the last several fiscal years, we have operated and reported four major product-line operating segments: the GPU business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB. However, effective with the first quarter of fiscal year 2011, we will no longer separate our MCP and GPU operating segments as such segmentation will no longer be reflective of the way we manage those businesses.

Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business, as we have reported it through fiscal year 2010, has been comprised primarily of our ION motherboard GPUs, or mGPU products. Our CPB is comprised of our Tegra mobile products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-K.

  GPU Business

  Our GPU business is comprised primarily of our GeForce products that support desktop and notebook PCs, plus memory products. Our GPU business is focused on Microsoft Windows and Apple PC platforms.  GeForce GPUs power PCs made by or distributed by most PC OEMs in the world for desktop PCs, notebook PCs, and PCs loaded with Windows Media Center and other media extenders such as the Apple TV.  GPUs enhance the user experience for playing video games, editing photos, viewing and editing videos and high-definition, or HD, movies.

  We believe we are in an era where visual computing is becoming increasingly important to consumers and other end users of our products. Our strategy is to promote our GeForce brand as one of the most important processors through technology leadership, increasing programmability, and great content experience.  In fiscal year 2010, our strategy was to extend our architectural and technology advantage with our GeForce GPUs.

   During fiscal year 2010, we introduced our next generation CUDA GPU architecture, codenamed “Fermi”.  We expect the Fermi architecture to be the foundation for computational GPUs, and to enable breakthroughs in both graphics and parallel computing. We also launched a development environment for massively parallel computing. Using this tool, which is named NVIDIA Parallel Nsight, and is integrated into Microsoft Visual Studio we expect that developers will be able to use Microsoft Visual Studio and C++ to write applications that leverage Fermi's GPU architecture. It is also designed to accelerate performance on a wider array of applications including ray tracing, physics simulation, finite element analysis, high-precision scientific computing, sparse linear algebra, sorting, and search algorithms.

During fiscal year 2010, we also delivered our first 40nm GPUs to customers. Because of limited 40nm wafer foundry capacity, in addition to supplier challenges related to 40nm process manufacturing yields, we were forced to allocate our available 40nm product supply among our customers.

In addition, we launched Optimus™ technology, a combination of software and hardware innovations for notebooks, which turns on and off the GPU based on application needs without any user intervention thus providing the advanced performance of discrete graphics while at the same time still delivering prolonged battery life.  Our OEM customers have currently announced the availability of eight notebook models with 50 systems to be scheduled for availability by summer 2010.  We believe Optimus has the potential to expand the overall market share for discrete GPUs by increasing the GPU attach rate in the notebook segment.

 Professional Solutions Business

    Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our Tesla high-performance computing products. Our Quadro brand products are designed to deliver the highest possible level of graphics performance and application compatibility for the professional industry.  Quadro products are recognized by many as the standard for professional graphics solutions needed to solve many of the world’s most complex visual computing challenges in the manufacturing, entertainment, medical, science, and aerospace industries. Quadro products are fully certified by several software developers for professional workstation applications and are designed to deliver the graphics performance and precision required by professional applications.

   We believe that recent years have experienced an increasing level of global adoption of the computer-aided design approach of product creation.  We have achieved a leading position in the professional graphics category by providing innovative GPU technology, software, and tools that integrate the capabilities of our GPU with a broad array of visualization products.

During fiscal year 2010, we launched RealityServer, a combination of GPU hardware and software with the ability to stream interactive, photorealistic 3D applications to any web- connected PC, laptop, netbook or smart phone. We also launched during the year two significant enhancements to our Quadro product line-up:  Quadro Plex SVS, a scalable visual computing platform for professionals who interact with 3D models and analyze large volumes of data, and the OptiX ray tracing engine, part of a suite of application acceleration engines for software developers.  This suite also includes engines for managing 3D data and scenes, scaling performance across multiple GPUs and real-time modeling of hyper-realistic physical and environmental effects.

In the area of high performance computing, we also announced during fiscal year 2010 that AMBER, one of the popular molecular dynamics codes used by researchers in academia and pharmaceutical companies to research new drugs, had been accelerated by our CUDA architecture for massively parallel processing.  AMBER, accelerated by CUDA,  now runs up to 50 times faster on a GPU than on a central processing unit, or CPU.

Hewlett – Packard Company and Super Micro Computer, Inc. began carrying our Tesla computing solution products during fiscal year 2010, joining a global list of OEMs, including Cray Inc., Dell Inc., Hewlett-Packard Lenovo, Silicon Graphics International and Sun Microsystems.   We recently collaborated with a leading Chinese geophysical services provider to unveil the launch of a new Tesla-based hardware and seismic software suite that accelerates the performance of complex seismic data computation for oil and gas companies in China. We also collaborated with the investment banking division of a leading European financial institution to replace their CPU cores with a smaller cluster consisting of CPU servers and two Tesla GPU-based S1070 systems, which require significantly less power.  Factoring the acceleration in processing times achieved using Tesla GPUs, the division is using almost 200 times less electricity than before.

   With CUDA, we are able to speed up general purpose compute-intensive applications like we do for 3D graphics processing.  Five new consumer applications were launched that are accelerated by the CUDA architecture on our GPUs – Super LoiloScope Mars, for video editing, ArcSoft SimHD, for DVD image enhancement, Nero Move It and Cyberlink MediaShow Espresso, for video format conversion, and Motion DSP vReveal, for real-time video quality enhancement.  Developers are able to speed-up algorithms in areas ranging from nano molecular dynamics to image processing, medical image reconstruction and derivatives modeling for financial risk analysis.  Over 300 universities around the world now teach parallel programming with CUDA and many PC OEMs now offer high performance computing solutions with Tesla for use by customers around the world, including Motorola Inc., Chevron Corporation, General Electric Health Care and General Mills Inc.. Researchers use CUDA to accelerate their time-to-discovery, and popular off-the-shelf software packages are now CUDA accelerated.

 MCP Business

    Our MCP business, as we have reported it through fiscal year 2010, is comprised primarily of our ION mGPU products.   Our ION family of products addresses the integrated core logic market.  Core logic is the computer’s “central nervous system,” controlling and directing high speed data between or CPU, the GPU, storage, and networks.  High quality, long-term reliability, and top performance are key customer demands of core logic suppliers.

    Our ION mGPU products are focused on transforming mainstream Intel PCs into a premium experience typically found in higher priced laptops and desktops. Our strategy is to combine the ION mGPU found in new desktop and notebook PCs with the Intel Celeron, Core 2 Duo or Atom CPUs. These combinations create a platform that enables a premium PC experience in a lower cost and smaller form factor, thus enabling netbooks and all-in-one PCs to play rich media content and popular games in  HD.

    At Computex 2009, our ION platform was awarded the Best Choice award.  We announced 21 ION-related design wins at Computex 2009, and have announced more design wins since then. Additionally, along with Adobe Systems Incorporated, or Adobe, we announced GPU acceleration for the Flash player, bringing Internet video to a new class of low-power PCs and Internet devices.

   During fiscal year 2010, we began redirecting our development strategy in our MCP business in response to our on-going dispute with Intel Corporation. In February 2009, Intel filed suit against us, related to a chipset license agreement that we entered into with Intel in 2004. In March 2009, we asserted counterclaims against Intel pursuant to which we seek an order declaring that Intel breached the chipset license agreement as well as the implied covenant of good faith and fair dealing underlying the license agreements, and seeking, among other things, termination of Intel’s cross license to our technology.   Notwithstanding our belief that the chipset license agreement extends to a component of the new Intel processor architecture referred to as Direct Media Interface, or DMI, we currently have no intention of building a DMI-based chipset while this dispute remains unresolved. As a result, we began redirecting our MCP development resources to other programs. Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding this litigation

Consumer Products Business

   Our CPB is comprised of our Tegra mobile products that support smartphones, smartbooks, tablets, personal media players, or PMPs, internet television, automotive navigation, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

   Our mobile strategy is to create a system-on-a-chip that enables entertainment and web experiences that end users currently enjoy on a PC. NVIDIA Tegra mobile products implement design techniques, both inside the chips and at the system level, which result in high performance and long battery life. These technologies enhance visual display capabilities, improve connectivity, and minimize chip and system-level power consumption.

During fiscal year 2010, we demonstrated the Tegra 600 Series, our first generation system-on-a-chip that enables an always-on, always-connected HD smartbook that offers playback of advanced multimedia content such as 720p HD video, while at the same time consuming minimal power and allowing users to go days between battery charges. Also during fiscal year 2010, our Tegra product was included in Microsoft’s Zune HD and the Samsung M1, both of which were being sold in the marketplace.

During the recent Consumer Electronics Show in January 2010, we announced our next-generation of Tegra processing technology.  Tegra is the processor for the mobile web, specifically designed for the high-resolution needs of tablets.  Tegra combines browsing, streaming 1080p video and Flash 10.1 acceleration with a 3D user interface and days of battery life.   We have multiple next-generation Tegra design wins in tablets, smartbooks and smartphones, with the first of these expected to ship during the second quarter of fiscal year 2011.  Additionally, we have announced that Volkswagen and Audi will use next-generation Tegra starting in fiscal year 2012.In addition, we announced 3D Vision Surround for GeForce, a high-definition 3D stereo solution for the home at the recent Consumer Electronics Show in January 2010. 3D Vision is a combination of wireless glasses, a high-power infrared emitter and software that transforms PC games into full stereoscopic 3D experiences.   Over 420 games now support NVIDIA 3D Vision.

Our Strategy

 We design our products to enable our PC OEMs, ODMs, system builders, motherboard and add-in board manufacturers, and cellular phone and consumer electronics OEMs to build products that deliver state-of-the-art features, performance, compatibility and power efficiency while maintaining competitive pricing and profitability. We believe that by developing 3D graphics, HD, and video and media communications solutions that provide superior performance and address the key requirements of each of the product categories we serve, we will accelerate the adoption of HD digital media platforms and devices throughout these segments. We combine scalable architectural technology with mass market economies-of-scale to deliver a complete family of products that span from professional workstations, to consumer PCs to tablets, smartbooks and smartphones.

Our objective is to be the leading supplier of programmable, high-performance GPUs and ultra-low power mobile system-on-a-chip products. Our current focus is on the desktop PC, professional workstation, notebook PC, high-performance computing, and application processor product lines, and we plan to expand into other product lines. Our strategy to achieve this objective includes the following key elements:

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

  Sustain Technology and Product Leadership in 3D Graphics and HD Video, and Media Communications and Ultra-Low Power.    We are focused on using our advanced engineering capabilities to accelerate the quality and performance of 3D graphics, HD video, media communications and ultra-low power processing in PCs and handheld devices. A fundamental aspect of our strategy is to actively recruit the best 3D graphics and HD video, networking and communications engineers in the industry, and we believe that we have assembled an exceptionally experienced and talented engineering team. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, including GPUs for high-performance computing, and mobile and consumer products using independent design teams. As we have in the past, we intend to use this strategy to achieve new levels of graphics, networking and communications features and performance and ultra-low power designs, enabling our customers to achieve superior performance in their products.

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

 Use Our Intellectual Property and Resources to Enter into License and Development Contracts. From time to time, we expect to enter into license arrangements that will require significant customization of our intellectual property components.  For license arrangements that require significant customization of our intellectual property components, we generally recognize this license revenue using the percentage-of-completion method of accounting over the period that services are performed. For example, we have entered into agreements to jointly develop custom GPUs for gaming consoles and have licensed software development tools.

 Revolutionize computing with CUDA and Tesla.  Tesla is a family of GPU computing products that delivers processing capabilities for high-performance computing applications, and marks our entry into the high-performance computing industry. NVIDIA CUDA is a general purpose parallel computing architecture that leverages the parallel compute engine in NVIDIA GPUs to solve many complex computational problems in a fraction of the time required on a CPU. Our CUDA parallel processing architecture can accelerate compute-intensive applications by significant multiples over that of a CPU alone. We are working with developers around the world who have adopted and written application programs for the CUDA architecture using various high-level programming languages, which can then be run at great execution speeds on a CUDA enabled GPU. With CUDA, we are able to speed up general purpose compute-intensive applications like we do for 3D graphics processing.  Developers are able to speed-up algorithms in areas ranging from nano molecular dynamics to image processing, medical image reconstruction and derivatives modeling for financial risk analysis.  We are also working with universities around the world who now teach parallel programming with CUDA and we are also working with many PC OEMs who now offer high performance computing solutions with Tesla for use by their customers around the world. Researchers also use CUDA to accelerate their time-to-discovery, and popular off-the-shelf software packages are now CUDA accelerated.

Sales and Marketing

 Our worldwide sales and marketing strategy is a key part of our objective to become the leading supplier of programmable, high-performance GPUs and ultra-low power mobile system-on-a-chip products. Our sales and marketing teams work closely with each industry’s respective OEMs, ODMs, system builders, motherboard manufacturers, add-in board manufacturers and industry trendsetters, collectively referred to as our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist our Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are keys to improving our Channel’s time-to-market, maintaining a high level of customer satisfaction within our Channel and fostering relationships that encourage customers to use the next generation of our products.

 In the segments we serve that purchase our GPUs, the sales process involves achieving key design wins with leading OEMs and major system builders and supporting the product design into high volume production with key ODMs, motherboard manufacturers and add-in board manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by add-in board and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent contract equipment manufacturers, or CEMs, ODMs, motherboard manufacturers, add-in board manufacturers and distributors, each of which have relationships with a broad range of major OEMs and/or strong brand name recognition in the retail channel. In the CPB segment we serve, the sales process primarily involves achieving key design wins directly with the leading handheld OEMs and supporting the product design into high-volume production. Currently, we sell a significant portion of our processors directly to distributors, CEMs, ODMs, motherboard manufacturers and add-in board manufacturers, which then sell boards and systems with our products to leading OEMs, retail outlets and a large number of system builders.

 Although as a result of our Channel strategy, a small number of our customers represent the majority of our revenue, their end customers include a large number of OEMs and system builders throughout the world.  Sales to our largest customer, Quanta, accounted for 12% of our total revenue for fiscal year 2010.

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

Seasonality

Our industry is largely focused on the consumer products market. Historically, we have seen stronger revenue in the second half of our fiscal year than in the first half of our fiscal year, primarily due to back-to-school and holiday demand. Revenue in the second half of fiscal year 2010 grew by 31% when compared to revenue from the first half of fiscal year 2010.  While we anticipate that this historical seasonal trend will resume, there can be no assurance of such trend.  For example, this seasonal trend did not occur in fiscal year 2009 where revenue in the second half of fiscal year 2009 declined by 33% when compared to revenue from the first half of fiscal year 2009 due to the worldwide recessionary economic environment at the time.

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

 We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Corporation, or TSMC and United Microelectronics Corporation, or UMC, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, or ASE, JSI Logistics Ltd., or JSI, King Yuan Electronics Co., Ltd, or KYEC, Siliconware Precision Industries Company Ltd., or SPIL, and STATS ChipPAC Incorporated, or ChipPAC, to perform assembly, testing and packaging of most of our products.

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

 Our existing cash and marketable securities balances increased by 38% at the end of fiscal year 2010 when compared with the end of fiscal year 2009. We believe that these balances and our anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next twelve months.

Research and Development

 We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics, HD video, audio, ultra-low power consumption, and system-on-chip architectures is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, including GPUs for high-performance computing, and mobile and consumer products using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

 A critical component of our product development effort is our partnerships with leaders in the computer aided design, or CAD, industry. We invest significant resources in the development of relationships with industry leaders, often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEM and other manufacturers.

 As of January 31, 2010, we had 3,940 full-time employees engaged in research and development. During fiscal years 2010, 2009 and 2008, we incurred research and development expense of $908.9 million, $855.9 million and $691.6 million, respectively.

Competition

  The market for our products is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, software support, conformity to industry standard Application Programming Interfaces, or APIs, manufacturing capabilities, processor pricing, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.  A significant source of competition comes from companies that provide or intend to provide GPUs and mobile and consumer products.  Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.

Our current competitors include the following:

•
suppliers of discrete MCPs that incorporate a combination of networking, audio, communications and input/output, or I/O, functionality as part of their existing solutions, such as AMD, Broadcom Corporation, or Broadcom, Silicon Integrated Systems, Inc., or SIS, VIA Technologies, Inc., or VIA, and Intel;

•	suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., SIS, and VIA; and
•
suppliers of system-on-a-chip products that support netbooks, PNDs, PMPs, PDAs, cellular phones, handheld devices or embedded devices such as AMD, Broadcom, Freescale Semiconductor Inc., Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd, or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Samsung, Seiko-Epson, ST Microelectronics, Texas Instruments Incorporated, and Toshiba America, Inc.;

    We expect substantial competition from both Intel’s and AMD’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution.  AMD has also announced a platform solution. Additionally, Intel and AMD have each announced its intention to integrate a central processing unit, or CPU, and a GPU on the same chip or same package, as evidenced by AMD’s announcement of its Fusion processor project and Intel’s announcement of its multichip packaged solution codenamed Arrandale. If AMD and Intel continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

 If and to the extent we offer products in new markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. For example, in the case of our CPB, our Tegra products primarily compete in architecture used in tablets, smartbooks, smartphones, and other handheld consumer devices.

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

Patents and Proprietary Rights

 We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from March 25, 2010 to June 18, 2029.  We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

•	the location in which our products are manufactured;
•	our strategic technology or product directions in different countries;
•	the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions; and
•	the commercial significance of our operations and our competitors’ operations in particular countries and regions.

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

Employees

   As of January 31, 2010 we had 5,706 employees, 3,940 of whom were engaged in research and development and 1,766 of whom were engaged in sales, marketing, operations and administrative positions. We believe our relationships with our employees are good.

Financial Information by Business Segment and Geographic Data

   Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.   During the last several fiscal years, we have operated and reported four major product-line operating segments to our CODM: the GPU business, the PSB, the MCP business, and the CPB. However, effective with the first quarter of fiscal year 2011, we will no longer separate our MCP and GPU operating segments as such segmentation will no longer be reflective of the way we manage those businesses. Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business, as we have reported it through fiscal year 2010, has been comprised primarily of our ION motherboard GPUs, or mGPU products. Our CPB is comprised of our Tegra mobile brand and products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses, charges related to our stock option purchase, restructuring charges and certain vendor price credits not allocated to specific operating segments all of which totaled $386.1 million, $346.1 million and $266.2 million for fiscal years 2010, 2009 and 2008, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment. Revenue in the “All Other” category is primarily derived from sales of components.  Certain prior period amounts have been revised to conform to the presentation of our current fiscal year.

     Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.  The accounting policies for segment reporting are the same as for NVIDIA as a whole.  The information included in Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K, including financial information by business segment and revenue and long-lived assets by geographic region, is hereby incorporated by reference.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and their positions as of February 26, 2010:

Name	Age	Position
Jen-Hsun Huang	47	President, Chief Executive Officer and Director
David L. White	54	Executive Vice President and Chief Financial Officer
Ajay K. Puri	55	Executive Vice President, Worldwide Sales
David M. Shannon	54	Executive Vice President, General Counsel and Secretary
Debora Shoquist	55	Executive Vice President, Operations

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

 David L. White joined NVIDIA in February 2009 as Executive Vice President and Chief Financial Officer. From August 2004 to February 2009, Mr. White served as the Executive Vice President of Finance and Chief Financial Officer of Sanmina-SCI Corporation, a global provider of customized, integrated electronics manufacturing services to original equipment manufacturers in the communications, enterprise computing and medical industries and various other end markets. From 2003 to 2004, Mr. White was Senior Vice President and Chief Financial Officer of Asyst Technologies, Inc., a provider of integrated hardware and software automation solutions that enhance semiconductor and flat-panel display manufacturing productivity. Mr. White served as President and Chief Executive Officer of Candescent Technologies Corporation, a developer of field emission display technology for next-generation thin flat-panel displays, and held various other positions, from 1995 to 2002. Mr. White holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Washington.

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

        We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Corporation, or TSMC, to manufacture our semiconductor wafers using their fabrication equipment and techniques. A substantial portion of our wafers are supplied by TSMC. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any minimum quantity of product at any time or at any set price, except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation.  For example, revenue during the fourth quarter of fiscal year 2010 was somewhat limited by supply constraints related to 40nm products. These supply constraints were driven by limited 40nm wafer foundry capacity as well as challenges related to 40nm process manufacturing yields.  As a result, we have been forced to allocate our available 40nm product supply among our customers.  We expect such supply constraints could have a further limiting impact on our revenue for the first quarter of fiscal year 2011.

Because the lead-time needed to establish a strategic relationship with a new manufacturing partner and achieve initial production could be over a year, we do not have an alternative source of supply for our products. In addition, the time and effort to qualify a new foundry would result in additional expense, diversion of resources, and could result in lost sales, any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with the third-party manufacturers we use to ensure adequate product supply and competitive pricing to respond to customer demand.

 If our Third-Party Foundries are not able to transition to new manufacturing process technologies or develop, obtain or successfully implement high quality, leading-edge process technologies our operating results and gross margin could be adversely affected.

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

 We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our new products to smaller geometry processes. Moreover, we are dependent on our third-party manufacturers to invest sufficient funds in new manufacturing processes in order to have ample capacity for all of their customers and to develop the processes in a timely manner. Our product cycles may also depend on our third-party manufacturers migrating to smaller geometry processes successfully and in time for us to meet our customer demands.  Some of our competitors own their manufacturing facilities and may be able to move to a new state of the art manufacturing process more quickly or more successfully than our manufacturing partners.   If our suppliers fall behind our competitors in manufacturing processes, the development and customer demand for our products and the use of our products could be negatively impacted.  If we are forced to use larger geometric processes in manufacturing a product than our competition, our gross margin may be reduced.  The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our operating results and our gross margin.

We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement high quality, leading-edge process technologies needed to manufacturer our products profitably or on a timely basis or that our competitors (including those that own their own manufacturing facilities) will not develop such high quality, leading-edge process technologies earlier. If our third party-foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. If our third-party foundries fall behind our competitors (including those that own their own manufacturing facilities), the development and customer demand for our products and the use of our products could be negatively impacted.  Additionally, we cannot be certain that our third-party foundries will manufacturer our products at a price that is competitive to what our competitors pay.  If our third-party foundries do not charge us a competitive price, our operating results and gross margin will be negatively impacted.

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

The financial turmoil that affected the banking system and financial markets and the increased possibility that financial institutions may consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

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

Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses, sales, general and administrative expenses and restructuring charges represented 38%, 36% and 25% of our total revenue for fiscal years 2010, 2009 and 2008, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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

Our MCP products are currently used with both Intel and AMD processors.   Our revenue from MCP products represented 26% of our total revenue for fiscal year 2010.  In February 2009, Intel filed suit against us related to a patent license agreement that we signed with Intel in 2004. Intel seeks an order from the court declaring that the license does not extend to a new Intel processor architecture and enjoining us from stating that we have licensing rights for this architecture.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with these Intel processors and our competitive position and financial results would be adversely impacted.  In addition, in order to continue to sell MCP products for use with these Intel processors we could be required to negotiate a new license agreement with Intel and we may not be able to do so on reasonable terms, if at all.

 In March 2009, we asserted counterclaims against Intel pursuant to which we seek an order declaring that we have the right to sell certain chipset products with Intel’s processors under the chipset license agreement, and enjoining Intel from interfering with our licensing rights.  We are also seeking a finding that Intel has materially breached its obligations under the chipset license agreement, and are requesting various remedies for that breach, including termination of Intel’s cross licensing rights.  Notwithstanding our belief that the chipset license agreement extends to a component of the new Intel processor architecture referred to as Direct Media Interface, or DMI, we currently have no intentions of building a DMI-based chipset while this dispute remains unresolved.

If we are unable to compete in the markets for our products, our financial results could be adversely impacted.

The market for our products is characterized by rapid technological change, new product introductions, evolving industry standards and declining average selling prices.  We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, software support, conformity to industry standard Application Programming Interface, or APIs, manufacturing capabilities, price of processors, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.  We believe other factors impacting our ability to compete are:

•	product performance;
•	product bundling by competitors with multiple product lines;
•	breadth and frequency of product offerings;
•	access to customers and distribution channels;
•	backward-forward software support;
•	conformity to industry standard application programming interfaces; and
•	manufacturing capabilities.

    A significant source of competition is from companies that provide or intend to provide GPUs and mobile and consumer products.  Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.

     Our current competitors include the following:

•	suppliers of GPUs, including MCPs that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., SIS, and VIA; and
•
suppliers of system-on-a-chip products that support netbooks, PNDs, PMPs, PDAs, cellular phones, handheld devices or embedded devices such as AMD, Broadcom, Freescale Semiconductor Inc., Fujitsu Limited, Imagination Technologies Ltd., ARM Holdings plc, Marvell Technology Group Ltd, or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Samsung, Seiko-Epson, ST Microelectronics, Texas Instruments Incorporated, and Toshiba America, Inc.;

 If and to the extent we offer products in new markets, we may face competition from some of our existing competitors as well as from companies with which we currently do not compete. For example, in the case of our CPB, our Tegra products primarily compete in tablets, smartbooks, smartphones and other handheld consumer devices.  We cannot accurately predict if we will compete successfully in any of the new markets we may enter. If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.

We are dependent on the personal computer market and its rate of growth in the future may have a negative impact on our business.

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop personal computer, or PC, and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. During fiscal year 2010, sales of our desktop GPU products increased by approximately 1% compared to fiscal year 2009.  The increase in the sale of desktop GPU products was primarily driven by unit volume growth in the high-end and mainstream segments as market demand appeared to begin to recover from recessionary conditions that began in the prior year. However, sales of our notebook GPU products decreased by approximately 31% compared to fiscal year 2009. This decline was driven primarily by a combination of the decline in unit demand and in average selling prices, or ASPs, due to increased competition in the marketplace.  Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

 As Intel and AMD continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

 We expect substantial competition from both Intel’s and AMD’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution.  AMD has also announced a platform solution.  Additionally, Intel and AMD have each announced its intention to integrate a central processing unit, or CPU, and a GPU on the same chip or same package, as evidenced by AMD’s announcement of its Fusion processor project and Intel’s announcement of its multichip packaged solution codenamed Arrandale.  If AMD and Intel continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

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

To be successful, we must also enter new markets or develop new uses for our future or existing products. We cannot accurately predict if our current or existing products or technologies will be successful in the new opportunities or markets that we identify for them or that we will compete successfully in any new markets we may enter. For example, we have developed products and other technology in order for certain general-purpose computing operations to be performed on a GPU rather than a CPU.  This general purpose computing, which is often referred to as GP computing, was a new use for the GPU which had been entirely used for graphics rendering.  During fiscal year 2008, we introduced our NVIDIA Tesla family of products, which was our entry into the high-performance computing industry, a new market for us.  During fiscal year 2010, we introduced our next generation CUDA GPU architecture, codenamed “Fermi,” which we expect to be the foundation for computational GPUs and  enable breakthroughs in both graphics and parallel computing.  Some of our competitors, including Intel, are now developing their own solutions for the discrete graphics and computing markets. Our failure to successfully develop, introduce or achieve market acceptance for new GPUs, other products or other technologies or to enter into new markets or identify new uses for existing or future products, could result in rapidly declining average selling prices, reduced demand for our products or loss of market share any of which could cause our revenue, gross margin and overall financial results to suffer.

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

 Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, netbooks, smartbooks, tablets, smartphones, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions. Our GPU and MCP businesses together comprised approximately 79%, 75% and 79% of our revenue for fiscal years 2010, 2009 and 2008, respectively.  As such, our financial results would suffer if for any reason our current or future GPUs or MCPs do not continue to achieve widespread adoption by the PC market. If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, netbook, smartbooks, tablets, smartphones, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

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

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.   For example, during fiscal year 2010, we recorded an additional net warranty charge of $95.8 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. This charge included an additional accrual of $164.4 million for related estimated costs, offset by reimbursements from insurance carriers of $68.6 million that we recorded against cost of revenue during fiscal year 2010. During fiscal year 2009, we recorded a net warranty charge of $189.3 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world.  This charge included an accrual of $196.0 million for related estimated costs, offset by reimbursements from insurance carriers of $6.7 million that we recorded against cost of revenue during fiscal year 2009. In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business” for the risk associated with this litigation.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources include 3,940 full-time employees as of January 31, 2010 and 3,772 employees as of January 25, 2009, respectively.  Research and development expenditures were $908.9 million, $855.9 million and $691.6 million, for fiscal years 2010, 2009 and 2008, respectively.  Research and development expenses included stock-based compensation expense of $151.8 million, $98.0 million and $76.6 million for fiscal years 2010, 2009 and 2008, respectively.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

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

 We have a limited number of customers and our sales are highly concentrated.   We recorded approximately 12% of total revenue from one customer, approximately 11% of total revenue from one customer and approximately 10% of our total revenue from another customer for fiscal year 2010, 2009 and 2008, respectively.  Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

        Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

       Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 20% of our accounts receivable balance from two customers at January 31, 2010 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009.

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

       We obtain credit insurance over the purchasing credit extended to certain customers. As a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient. While we have procedures to monitor and limit exposure to credit risk on our accounts receivable, there can be no assurance such procedures will effectively limit our credit risk or avoid losses, which could harm our financial condition or operating results.

We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 84%, 87% and 89% of our revenue for fiscal years 2010, 2009 and 2008, respectively, from sales to customers outside the United States and other Americas.  As of January 31, 2010, we had offices in fifteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

The economic, market, social, and political situations in countries where certain independent subcontractors and manufacturers are located are unpredictable, can be volatile, and can have a significant impact on our business because we may be unable to obtain or distribute product in a timely manner. Market and political conditions, including currency fluctuation, terrorism, political strife, war, labor disruption, and other factors, including natural or man-made disasters, adverse changes in tax laws, tariff, import or export quotas, power and water shortages, or interruption in air transportation, in areas where our independent subcontractors and manufacturers are located could also have a severe negative impact on our operating capabilities. For example, because we rely heavily on TSMC to produce a significant portion of our silicon wafers, earthquakes, typhoons or other natural disasters in Taiwan and Asia could limit our wafer supply and thereby harm our business, financial condition, and operational results.

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

At January 31, 2010 and January 25, 2009, we had $1.73 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of January 31, 2010, we did not have any investments in auction-rate preferred securities.  As of January 31, 2010, our investments in government agencies and government sponsored enterprises represented approximately 62% of our total cash equivalents and marketable securities, while the financial sector accounted for approximately 22% of our total cash equivalents and marketable securities.

The financial turmoil that affected the banking system and financial markets and the increased possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 31, 2010, our investments in government agencies and government sponsored enterprises represented approximately 62% of our total investment portfolio, while the financial sector accounted for approximately 22% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  Substantially all of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decrease by approximately $27-$67 million.

 Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

During fiscal year 2010, we recorded an additional net warranty charge of $95.8 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. This charge included an additional accrual of $164.4 million for related estimated costs, offset by reimbursements from insurance carriers of $68.6 million that we recorded against cost of revenue during fiscal year 2010.    During fiscal year 2009, we recorded a net warranty charge of $189.3 million against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world. This charge included an accrual of $196.0 million for related estimated costs, offset by reimbursements from insurance carriers of $6.7 million that we recorded against cost of revenue during fiscal year 2009. Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated.  The weak die/packaging material combination is not used in any of our products that are currently in production.

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

We continue to seek access to our insurance coverage regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set.  We received $70.5 million and $8.0 million in reimbursements from insurance providers during fiscal years 2010 and 2009, respectively.   However, there can be no assurance that we will recover any additional reimbursement. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

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

We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with Intel Corporation, Rambus Corporation and with various parties related to our acquisition of 3dfx in 2001. Please refer to Note 13 of the Notes to the Consolidated Financial Statements for further detail on these lawsuits. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In May 2009, President Obama’s administration provided details of previously announced international tax proposals that if enacted into law would have substantially reduced our ability to defer U.S. taxes on such indefinitely reinvested non-US earnings including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the United States.  In October 2009, the Obama administration announced it no longer intended to pursue such proposals outside of a broader initiative to overhaul the corporate tax system, expected in 2010.  However, in February 2010, the Obama administration released its fiscal year 2011 budget with proposed modifications to international tax laws that would again substantially reduce our ability to defer U.S. taxes on indefinitely reinvested non-U.S. earnings, eliminate or substantially reduce our ability to claim foreign tax credits, and eliminate certain tax deductions until foreign earnings are repatriated to the United States. If any of these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP.  Stock-based compensation expense was $107.1 million, $162.7 million, $133.4 million for fiscal years 2010, 2009 and 2008, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.  Additionally, in March 2009, we completed a cash tender offer  to purchase certain employee stock options. A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.  We believe that expensing employee equity compensation will continue to negatively impact our operating results.

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

 Under U.S. GAAP, we review our amortizable intangible assets and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets from acquisitions may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or amortizable intangible assets is determined to exist, which may negatively impact our results of operations.

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

 In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, following our announcement in July 2008 that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second fiscal quarter of 2009, the trading price of our common stock declined.  In September, October and November 2008, several putative class action lawsuits were filed against us relating to this announcement.  Please refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding these lawsuits. Due to changes in the potential volatility of our stock price, we may be the target of securities litigation in the future. Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

 We prepare our consolidated financial statements in conformity with U.S.GAAP.  These principles are constantly subject to review and interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

   None.

ITEM 2. PROPERTIES

   Our headquarters complex is located in Santa Clara, California. During fiscal year 2009, we purchased property that includes approximately 25 acres of land and ten commercial buildings in Santa Clara, California for approximately $194.8 million.  Our original plans for the purchased property included constructing a new campus on the site. We are currently re-evaluating those plans. Additionally, our corporate campus is comprised of eight other leased buildings with six used primarily as office buildings, one used primarily as warehouse space, and the other remaining used primarily as lab space. We also entered into a lease for data center space in Santa Clara in fiscal year 2009.

   Outside of Santa Clara, we lease space in Marina Del Rey, San Jose and San Francisco, California; Austin, Texas; Beaverton and Portland, Oregon; Bedford, Massachusetts; Bellevue and Bothell, Washington; Madison, Alabama; Durham, North Carolina; Greenville, South Carolina; Salt Lake City, Utah; St. Louis, Missouri; and Fort Collins and Boulder, Colorado. These facilities are used as design centers and/or sales and administrative offices.

   Outside of the United States, we lease space in Hsin Chu City, Taiwan; Tokyo, Japan; Seoul, Korea; Beijing, China;  Shatin, New Territories, Hong Kong; Mumbai, India; Paris, France; Moscow, Russia; Berlin and Munich, Germany; Helsinki, Finland; Theale and London, United Kingdom; Melbourne, Australia; Singapore; Uppsala, Sweden; and Zurich, Switzerland. These facilities are used primarily to support our customers and operations and as sales and administrative offices.  We also lease spaces in Wurselen, Germany; Shenzhen, China; Neihu, Taiwan; and Bangalore and Pune, India, which are used primarily as design centers.  Additionally, we own buildings in Hyderabad, India and Shanghai, China which are being used primarily as research and development centers.

   We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

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

The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle will withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009.  The parties subsequently filed a stipulation requesting that the District Court vacate the May 18, 2009 Case Management Conference date and other deadlines until after Bankruptcy Court rendered its decision.  At a hearing on May 13, 2009, the Bankruptcy Court ruled that the Trustee had not abandoned any claims against us, and denied the Trustee's Notice of Intention to Compromise Controversy with Carlyle Fortran Trust without prejudice.   Carlyle filed a motion in the District Court for leave to file an interlocutory appeal from the order denying the Notice, which was denied on November 12, 2009.   On January 13, 2010, the District Court, of its own accord, reconsidered and reversed its decision denying Carlyle’s motion for leave to file an interlocutory appeal, and has set the interlocutory appeal for hearing on April 26, 2010.

On July 7, 2009, the parties attended a Case Management Conference in the District Court for both the CarrAmerica and the Carlyle cases.  On July 8, 2009, the District Court issued an order requiring that CarrAmerica file an amended complaint on or before August 10, 2009. CarrAmerica filed its amended complaint on August 10, 2009, alleging claims for interference with contractual relations, fraud, conspiracy, and tort of another. Thereafter, we filed motions directed at dismissing that Fourth Amended Complaint, and CarrAmerica responded by filing a Fifth Amended Complaint.  NVIDIA moved to dismiss the Fifth Amended Complaint, but the District Court denied that motion by order dated January 27, 2010.  In that same order, however, the Court invited the parties to move for summary judgment and set the motions for hearing on May 3, 2010.  NVIDIA intends to prepare and file such a motion.  We continue to believe that there is no merit to Carlyle or CarrAmerica’s remaining claims.

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

While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee’s case still remains pending on appeal.  Accordingly, we have not reversed the accrual of $30.6 million – $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx – that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case.

The Equity-Committee Lawsuit.

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

Rambus Corporation

        On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only document discovery to proceed.  On January 27, 2010, the Court entered an order setting a case management conference for March 12, 2010.

        On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  Rambus has subsequently withdrawn four of the nine patents at issue.  The complaint seeks an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents.  The ITC has instituted the investigation and a hearing was held on October 13-20, 2009.  The Administrative Law Judge issued an Initial Determination on January 22, 2009, which found the asserted claims of two patents in one patent family  infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  This decision will be reviewed by the ITC.  The target date by which the ITC will issue its Final Determination is May 24, 2010.

Rambus has also been subject to other proceedings in the European Union.  NVIDIA is not a party to those proceedings.  However, as a result of those proceedings, for a period of five years from the date of the European Union resolution, Rambus must now offer a license to memory controller manufacturers, sellers and or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus' website.   NVIDIA can choose to accept those license terms at any time.

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

On November 19, 2009, the Court issued an order dismissing with prejudice plaintiffs causes of action for Breach of the Implied Warranty under the laws of 27 other states and unjust enrichment, dismissing with leave to amend plaintiffs’ causes of action for Breach of Implied Warranty under California Civil Code Section 1792 and Breach of Warranty under the Magnuson-Moss Warranty Act, and denying NVIDIA’s motion to dismiss as to the other causes of action.  The Court gave plaintiffs until December 14, 2009 to file an amended complaint.  On December 14, 2009, plaintiffs filed a Second Amended Consolidated Complaint, asserting claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California’s Consumer Legal Remedies Act.  The Second Amended Complaint seeks unspecified damages.  On January 19, 2010, we filed a motion to dismiss the Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, and California’s Consumer Legal Remedies Act claims in the Second Amended Consolidated Complaint.  A hearing on this motion is currently scheduled for June 14, 2010.

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

On December 8, 2009, the District Court appointed Milberg LLP and Kahn Swick & Foti, LLC as co-lead counsel.  On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws ("Consolidated Complaint"), asserting claims for violations of Section 10(b) of the Securities Exchange Act, Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The Consolidated Complaint seeks unspecified compensatory damages.  We filed a motion to dismiss the Consolidated Complaint. A hearing on this motion is currently scheduled for June 14, 2010.

Intel Corporation

On February 17, 2009, Intel Corporation filed suit against NVIDIA Corporation, seeking declaratory and injunctive relief relating to a licensing agreement that the parties signed in 2004.  The lawsuit was filed in Delaware Chancery Court.  Intel seeks an order from the Court declaring that the license does not extend to certain NVIDIA chipset products, and enjoining NVIDIA from stating that it has licensing rights for these products. The lawsuit seeks no damages from NVIDIA.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with certain Intel processors and our competitive position would be harmed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 10, 2010, we had approximately 442 registered stockholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 30, 2011
First Quarter (through March 10, 2010)	$17.84	$15.90

Fiscal year ended January 31, 2010
Fourth Quarter	$18.96	$11.56
Third Quarter	$16.58	$12.58
Second Quarter	$13.04	$8.33
First Quarter	$12.08	$7.21

Fiscal year ended January 25, 2009
Fourth Quarter	$9.45	$5.75
Third Quarter	$14.12	$5.97
Second Quarter	$25.35	$10.70
First Quarter	$27.59	$17.31

Dividend Policy

 We have never paid and do not expect to pay cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with the Securities Exchange Act of 1934 Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during fiscal year 2010.  Through January 31, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

Additionally, during fiscal year 2010, we granted approximately 7.7 million stock options and 7.7 million restricted stock units, or RSUs, under the 2007 Equity Incentive Plan. Please refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

Stock Performance Graphs

 The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the five years ended January 31, 2010. The graph assumes that $100 was invested on January 30, 2005 in our common stock or on January 31, 2005 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
1/30/05
1/29/06
1/28/07
1/27/08
1/25/09
1/31/10
NVIDIA Corporation
S&P 500
S&P Semiconductors

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/30/2005	1/29/2006	1/28/2007	1/27/2008	1/25/2009	1/31/2010
NVIDIA Corporation	$100.00	$202.14	$275.09	$327.14	$101.09	$201.79
S & P 500	$100.00	$110.38	$126.40	$123.48	$75.78	$100.89
S & P Semiconductors	$100.00	$115.62	$108.87	$101.45	$60.82	$95.47
*$100 invested on 1/30/05 in stock or 1/31/05 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

 The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the period commencing with our initial public offering through the year ended January 31, 2010. The graph assumes that $100 was invested at our initial public offering on January 21, 1999 in our common stock or on December 31, 1998 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

	1/21/1999	1/31/1999	1/30/2000	1/28/2001	1/27/2002	1/24/2003	1/25/2004	1/30/2005	1/29/2006	1/28/2007	1/27/2008	1/25/2009	1/31/2010
NVIDIA Corporation	$100.00	$158.33	$311.46	$846.88	$2,182.33	$339.00	$769.67	$762.67	$1,541.67	$2,098.00	$2,495.00	$ 771.00	$1,539.00
S&P 500	$100.00	$104.18	$114.96	$113.93	$95.53	$73.54	$98.97	$105.13	$116.05	$132.89	$ 129.82	$ 79.67	$106.07
S&P Semiconductors	$100.00	$119.64	$180.33	$145.17	$112.96	$50.00	$99.52	$74.79	$86.48	$81.43	$75.88	$ 45.49	$71.41

*$100 invested on 1/21/99 in stock or 12/31/98 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the years ended January 31, 2010, January 25, 2009 and January 27, 2008 and the consolidated balance sheet data as of January 31, 2010 and January 25, 2009 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 28, 2007 and January 29, 2006 and the consolidated balance sheet data for the years ended January 27, 2008, January 28, 2007 and January 29, 2006 are derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.  We operate on a 52 or 53-week year, ending on the last Sunday in January.  Fiscal year 2010 was a 53-week year, while fiscal years 2009, 2008, 2007, and 2006 were 52-week years.

	Year Ended
	January 31,	January 25,	January 27,	January 28,	January 29,
	2010 (B,C)	2009 (D)	2008 (E)	2007 (E, F)	2006 (G)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$3,326,445	$3,424,859	$4,097,860	$3,068,771	$2,375,687
Income (loss) from operations	$(98,945)	$(70,700)	$836,346	$453,452	$336,664
Net income (loss)	$(67,987)	$(30,041)	$797,645	$448,834	$301,176
Basic net income (loss) per share	$(0.12)	$(0.05)	$1.45	$0.85	$0.59
Diluted net income (loss) per share	$(0.12)	$(0.05)	$1.31	$0.76	$0.55
Shares used in basic per share computation (A)	549,574	548,126	550,108	528,606	509,070
Shares used in diluted per share computation (A)	549,574	548,126	606,732	587,256	548,556

	January 31,	January 25,	January 27,	January 28,	January 29,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,728,227	$1,255,390	$1,809,478	$1,117,850	$950,174
Total assets	$3,585,918	$3,350,727	$3,747,671	$2,675,263	$1,954,687
Capital lease obligations, less current portion	$24,450	$25,634	$-	$-	$-
Total stockholders’ equity	$2,665,140	$2,394,652	$2,617,912	$2,006,919	$1,495,992
Cash dividends declared per common share	$-	$-	$-	$-	$-

(A) Reflects a three-for-two stock-split effective September 10, 2007 and a two-for-one stock-split effective April 6, 2006.
(B) Fiscal year 2010 includes impact of charge for a tender offer to purchase an aggregate of 28.5 million outstanding stock options for a total cash payment of $78.1 million. As a result of the tender offer the Company incurred a charge of $140.2 million, consisting of the remaining unamortized stock-based compensation expenses associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.
(C)  Fiscal year 2010 includes an additional net warranty charge of $95.9 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.4 million for related estimated costs, offset by reimbursements from insurance carriers of $70.5 that we recorded.  $68.6 million and $1.9 million of the reimbursement was allocated to cost of revenue and legal expense, respectively.
(D) Fiscal year 2009 includes $196.0 million for a warranty charge against cost of revenue arising from a weak die/packaging material set; a benefit of $8.0 million received from an insurance provider as reimbursement for some of the claims towards the warranty cost arising from a weak die/packaging material set; $18.9 million for a non-recurring charge resulting from the termination of a development contract related to a new campus construction project we have put on hold and $8.0 million for  restructuring charges.
(E) Fiscal years 2008 and 2007 include a charge of $4.0 million and $13.4 million towards in-process research and development expense related to our purchase of Mental Images Inc. and PortalPlayer Inc., respectively, that had not yet reached technological feasibility and have no alternative future use.
(F) Fiscal year 2007 included a charge of $17.5 million associated with a confidential patent licensing arrangement.
(G) Fiscal year 2006 included a charge of $14.2 million related to settlement costs associated with two litigation matters, 3dfx and American Video Graphics, LP, or AVG.

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

Overview

Our Company

  NVIDIA Corporation helped awaken the world to the power of computer graphics when it invented the graphics processor unit, or GPU, in 1999.  Expertise in programmable GPUs has led to breakthroughs in parallel processing which make supercomputing inexpensive and widely accessible.  We serve the entertainment and consumer market with our GeForce graphics products, the professional design and visualization market with our Quadro graphics products, the high-performance computing market with our Tesla computing solutions products, and the mobile computing market with our Tegra system-on-a-chip products. During the last several fiscal years, we have operated and reported four major product-line operating segments: the GPU business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB. However, effective with the first quarter of fiscal year 2011, we will no longer separate our MCP and GPU operating segments as such segmentation will no longer be reflective of the way we manage those businesses.

  Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, in addition to memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business, as we have reported it through fiscal year 2010, has been comprised primarily of ION mGPU products.   Our ION family of products addresses the integrated core logic market.  Our CPB is comprised of our Tegra mobile products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, original design manufacturers, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

  We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-K.

Recent Developments, Future Objectives and Challenges

GPU Business

During fiscal year 2010, we introduced our next generation CUDA GPU architecture, codenamed “Fermi”.  We expect the Fermi architecture to be the foundation for computational GPUs, and to enable breakthroughs in both graphics and parallel computing.

During fiscal year 2010, we also delivered our first 40nm GPUs to customers. Because of limited 40nm wafer foundry capacity, plus supplier challenges related to 40nm process manufacturing yields, we have been forced to allocate our available 40nm product supply among our customers. We are currently working with our foundry partners to address these challenges.

 Professional Solutions Business

Corporate demand, which comprises a substantial percentage of the demand for our professional workstation products, has recently shown some signs of economic recovery. Workstation product revenue currently comprises a significant portion of our total PSB revenue. Therefore, if corporate demand continues to recover, we expect this trend to continue to have a positive impact on our overall gross profit and gross margin, as the gross margin experienced by our PSB is generally higher than our overall gross margin.

 MCP Business

During fiscal year 2010, we began redirecting our development strategy in our MCP business in response to our on-going dispute with Intel. In February 2009, Intel filed suit against us related to a chipset license agreement that we entered into with Intel in 2004. In March 2009, we asserted counterclaims against Intel pursuant to which we seek an order declaring that Intel breached the chipset license agreement as well as the implied covenant of good faith and fair dealing underlying the license agreements, and seeking, among other things, termination of Intel's cross license to our technology.   Notwithstanding our belief that the chipset license agreement extends to a component of the new Intel processor architecture referred to as Direct Media Interface, or DMI, we currently have no intention of building a DMI-based chipset while this dispute remains unresolved. As a result, we began redirecting our MCP development resources to other programs.

Consumer Products Business

        During fiscal year 2010, we demonstrated the Tegra 600 Series, our first generation system-on-a-chip that enables an always-on, always-connected HD netbook that can go days between battery charges. Also, during fiscal year 2010, our Tegra product was included in Microsoft’s Zune HD and the Samsung M1, both of which were being sold in the marketplace. In addition, we announced our next-generation of Tegra processing technology during the recent Consumer Electronics Show in January 2010.  Tegra is the processor for the mobile web, specifically designed for the high-resolution needs of tablets.  Tegra combines browsing, streaming 1080p video and Flash 10.1 acceleration with a 3D user interface and days of battery life.   We have multiple next-generation Tegra design wins in tablets, smartbooks and smartphones, with the first of these expected to ship during the second quarter of fiscal year 2011.  We’ve also announced that Volkswagen and Audi will use next-generation Tegra starting in 2012.  Additionally, we announced 3D Vision Surround for GeForce, a high-definition 3D stereo solution for the home at the recent Consumer Electronics Show in January 2010. 3D Vision is a combination of wireless glasses, a high-power infrared emitter and software that transforms PC games into full stereoscopic 3D experiences.   Over 420 games now support NVIDIA 3D Vision.

Tender Offer

During the first quarter of fiscal year 2010, we announced that our Board of Directors approved a cash tender offer for certain employee stock options. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, including our former Chief Financial Officer, Marvin D. Burkett, were eligible to participate in the Offer. All eligible options with exercise prices less than $28.00 per share, but not less than $17.50 per share, were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option.

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

 During fiscal year 2010, we recorded an additional net warranty charge of $95.8 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. This charge included an additional accrual of $164.4 million for related estimated costs, offset by reimbursements from insurance carriers of $68.6 million that we recorded against cost of revenue during fiscal year 2010.   During fiscal year 2009, we recorded a net warranty charge of $189.3 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world.  This charge included an accrual of $196.0 million for related estimated costs, offset by reimbursements from insurance carriers of $6.7 million that we recorded against cost of revenue during fiscal year 2009.  Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated.  The weak die/packaging material combination is not used in any of our products that are currently in production.

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

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding this litigation.

        Subsequent Event

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010.  Through January 31, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.  On March 16, 2010, our Board of Directors further authorized an extension of the stock repurchase program from May 2010 to May 2013.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Accounts Receivable

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments.  Management determines this allowance, which consists of an amount identified for specific customer issues as well as an amount based on overall estimated exposure. Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.   Our overall estimated exposure excludes significant amounts that are covered by credit insurance and letters of credit. If the financial condition of our customers, the financial institutions providing letters of credit, or our credit insurance carrier were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could adversely affect our operating results. This risk is heightened during periods when economic conditions worsen, such as the when the worldwide economy is experiencing a significant downturn. The financial turmoil that affected the banking system and financial markets and increased the risk that financial institutions mighty consolidate or go out of business resulted in a tightening in the credit markets, a lower than normal level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from this type of credit crisis on our business, including inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, insolvencies and failure of financial institutions, which could negatively impact our financial results. Furthermore, there can be no assurance that we will be able to continue to obtain credit insurance in the future.

As of January 31, 2010, our allowance for doubtful accounts receivable was $1.0 million and our gross accounts receivable balance was $414.0 million. Of the $414.0 million, $95.9 million was covered by credit insurance and $15.8 million was covered by letters of credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may have to record additional reserves or write-offs on certain sales transactions in the future. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit. We have incurred cumulative bad debts of $0.5 million over the last three fiscal years.  As a result of our low bad debt experience, our allowance for doubtful accounts receivable has ranged between 0.1% and 0.3% during fiscal years 2010 and 2009, respectively. As of January 31, 2010, our allowance for doubtful accounts receivable represented 0.2% of our gross accounts receivable balance.

Inventories

Inventory cost is computed on an adjusted standard basis; which approximates actual cost on an average or first-in, first-out basis. We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped, so if actual market conditions are more favorable in the fiscal periods subsequent to that in which we record larger than normal inventory reserves, we may have higher gross margins when products are sold. As of January 31, 2010, our inventory reserve was $64.8 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 7.8% and 19.6% during fiscal years 2010 and 2009. As of January 31, 2010, our inventory reserve represented 16.4% of our gross inventory balance.

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

During fiscal years 2010 and 2009, we recorded $164.4 million and $196.0 million, respectively, as warranty charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. The MCP and GPU products that were impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products were identified as failing in the field at higher than normal rates.

Determining the amount of the warranty charges related to this issue required management to make estimates and judgments based on historical experience, test data and various other assumptions including estimated field failure rates that we believe to be reasonable under the circumstances. The results of these judgments formed the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs. However, if actual repair, return, replacement and other associated costs and/or actual field failure rates exceed our estimates, we may be required to record additional reserves, which would increase our cost of revenue and materially harm our financial results.

   Income Taxes

  We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

   United States income tax has not been provided on earnings of our non-U.S. subsidiaries to the extent that such earnings are considered to be indefinitely reinvested.

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

 As of January 31, 2010, we had a valuation allowance of $113.4 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period the realization occurred.

   Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $401.5 million as of January 31, 2010. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to do a with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 14 of these Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Goodwill

  Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We determined that our reporting units are equivalent to our operating segments, or components of an operating segment, for the purposes of completing our goodwill impairment test.  We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities. Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach.

During the fourth quarter of fiscal year 2010, our market capitalization increased over 100% when compared to the same period in fiscal year 2009.  We completed our most recent annual impairment test during the fourth quarter of fiscal year 2010 and concluded that there was no impairment as the fair value of our reporting units exceeded their carrying value.  This assessment was based upon a discounted cash flow analysis, analysis of market comparables, where appropriate, and analysis of our market capitalization. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

Our estimates of cash flows were based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that we utilize represent the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. Significant differences between our estimates and actual cash flows could materially affect our future financial results, which could impact our future estimates of the fair value of some or all of our reporting units.  Determining the fair value of our reporting units also requires us to use judgment in the selection of appropriate market comparables, if there are any, and the amount of weight to ascribe to fair value measurements that are based on the market approach.

Any significant reductions in the actual amount of cash flows realized by our reporting units, reductions in the value of market comparables, or reductions in our market capitalization could impact future estimates of the fair value of our reporting units. Such events could ultimately result in a charge to our earnings in future periods due to the potential for a write-down of the goodwill associated with some or all of our reporting units.

    Cash Equivalents and Marketable Securities

    Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.  Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased.  We generally classify our marketable securities at the date of acquisition as available- for- sale.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholder’s equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income (expense) section of our consolidated statements of operations.  Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense) section of our consolidated statements of operations. Please refer to Note 18 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K. We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. While most of our cash equivalents and marketable securities are valued based on Level 2 inputs, the valuation of our holdings of the Reserve International Liquidity Fund, Ltd., or International Reserve Fund are classified as a Level 3 input due to the inherent subjectivity and the significant judgment involved in its valuation. Total financial assets at fair value classified within Level 3 were 0.4% of total assets on our Consolidated Balance Sheet as of January 31, 2010.

      All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments.  If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than - temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than- temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value.  For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is more likely than not that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors.  The credit loss component is recognized in earnings.

 Stock-based Compensation

 Our stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period.We recognize stock-based compensation expense using the straight-line attribution method.  We estimate the fair value of employee stock options on the date of grant using a binomial model and we use the closing trading price of our common stock on the date of grant as the fair value of awards of restricted stock units, or RSUs.  The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, vesting schedules, death and disability probabilities, expected volatility and risk-free interest. Our management has determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of our expected volatility than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. We began segregating options into groups for employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.

Using the binomial model, we estimated the fair value of the stock options granted under our stock option plans using the following assumptions during the fiscal year ended January 31, 2010:

Weighted average expected life of stock options (in years)	3.7-5.8
Risk free interest rate	1.8% - 2.9%
Volatility	45% - 72%
Dividend yield	-

We used the Black-Scholes model to estimate the fair value of shares issued under our employee stock purchase plan during the fiscal year ended January 31, 2010, using the following assumptions:

Weighted average expected life of stock options (in years)	0.5-2.0
Risk free interest rate	0.2-1.0%
Volatility	53%-73%
Dividend yield	-

         Accounting standards also require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of accounting standards in future periods, the compensation expense that we record under these accounting standards may differ significantly from what we have recorded in the current period.

Litigation, Investigation and Settlement Costs

 From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters for which we are responsible. However, there are many uncertainties associated with any litigation or investigations, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with U.S.GAAP. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs.

 Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue.

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Revenue	100.0%	100.0	100.0%
Cost of revenue	64.6	65.7	54.4
Gross profit	35.4	34.3	45.6
Operating expenses:
Research and development	27.3	25.0	16.9
Sales, general and administrative	11.0	10.6	8.3
Restructuring charges and other	-	0.8	-
Total operating expenses	38.3	36.4	25.2
Income (loss) from operations	(2.9)	(2.1)	20.4
Interest and other income, net	0.5	0.8	1.6
Income (loss) before income taxes	(2.4)	(1.3)	22.0
Income tax expense (benefit)	(0.4)	(0.4)	2.5
Net income (loss)	(2.0)%	(0.9)%	19.5%

Fiscal Years Ended January 31, 2010, January 25, 2009 and January 27, 2008

Revenue

Fiscal Year 2010 vs. Fiscal Year 2009

         Revenue was $3.33 billion for the fiscal year 2010 and $3.42 billion for fiscal year 2009, a decrease of 3%.   A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue decreased by 8% to $1.76 billion for fiscal year 2010 compared to $1.91 billion for fiscal year 2009.  The decrease was primarily the result of a decline in sales of notebook GPUs, offset by a slight increase in sales of memory products.  Sales of our notebook GPU products decreased by approximately 31% while sales of our desktop GPU products were essentially flat, increasing by only 1%, and our memory products increased by 38% as compared to fiscal year 2009.   The decrease in notebook GPU revenue was driven primarily by a combination of a decline in unit demand and a decline in average selling price (“ASPs”) as a result of increased competition in the marketplace and due to share losses we experienced within the notebook segment, during calendar year 2009 compared to calendar year 2008 as reported in the November PC Graphics 2009 Report from Mercury Research.  The very slight increase in sales of our desktop GPU products resulted from an increase in unit volume in fiscal year 2010, which was driven by a strong unit sales recovery during the fourth quarter of fiscal year 2010, offset by a decline in ASPs for the full fiscal year, which was driven by pricing pressures in the marketplace for our high-end and mainstream products. Sales of our memory products increased as a result of the overall increase in desktop GPU unit demand.

PSB. PSB revenue decreased by 26% to $510.2 million for the fiscal year 2010 as compared to $693.4 million for fiscal year 2009.  Both the ASPs and unit shipments of professional workstation products decreased, primarily due to the relatively slow recovery of corporate spending following the economic recession that began during fiscal year 2009.

MCP Business. MCP Business revenue increased by 33% to $871.6 million for fiscal year 2010 as compared to $655.6 million for fiscal year 2009.  The increase was a result of increased sales of our Intel-based platform products by over 100%, offset by a decrease in sales of our AMD-based platform products by approximately 12%. The increase in Intel-based platform product sales was driven by sales of our ION products. The decrease in AMD-based platform products was driven by limited availability of low-end AMD CPUs in the marketplace during the last half of fiscal year 2010 as well as by AMD continuing to market their own chipset product lines in place of ours.

CPB.  CPB revenue increased by 20% to $163.9 million for fiscal year 2010 as compared to $136.3 million for fiscal year 2009.  This increase in CPB revenue was primarily driven by sales growth from our embedded products for the automotive and entertainment markets, and was partially offset by a decrease in revenue from development arrangements and royalties from game console-related products in the comparative periods.

 Fiscal Year 2009 vs. Fiscal Year 2008

Revenue was $3.42 billion for fiscal year 2009, compared to $4.10 billion for fiscal year 2008, which represents a decrease of 16%.   A discussion of our revenue results for each of our operating segments is as follows:

GPU Business.  GPU business revenue decreased by 24% to $1.91 billion for fiscal year 2009, compared to $2.52 billion for fiscal year 2008. This decrease resulted from decreased sales of our desktop GPU and memory products, offset by increased sales of our notebook GPU products. Sales of our desktop GPU and memory products decreased by approximately 29% and 59%, respectively, in fiscal year 2009 when compared to fiscal year 2008.  These decreases were primarily due to a decline in the Standalone Desktop market segment as reported in the December 2008 PC Graphics Report from Mercury Research, driven by a combination of market migration from desktop PCs towards notebook PCs and an overall market shift in the mix of products towards lower priced products. This overall market decline translated into a decline of over 20% in the number of units of desktop GPU products that we sold in fiscal year 2009 compared to fiscal year 2008. The decline in desktop GPU revenue also reflects the impact of a slight average sales price regression in our products and a decline in our share position during the middle portion of fiscal year 2009 as a result of increased competition. Memory sales declined as a result of a decline in sales of our high-end desktop GPU products. Sales of our notebook GPU products increased approximately 3% in fiscal year 2009 when compared to fiscal year 2008, due to higher unit sales aided by a market move toward notebook PCs over desktop PCs, offset by a slight decline in average selling prices.  Additionally, the overall global economic recessionary climate contributed to a significant decline in the demand for total graphics during the fourth quarter of fiscal year 2009.

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

Concentration of Revenue

        We generated 84%, 87% and 89% of our total revenue for fiscal years 2010, 2009 and 2008, respectively, from sales to customers outside the United States and other Americas. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, or CEMs’, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

 Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Revenue:
Customer A	12%	7%	5%
Customer B	9%	8%	10%
Customer C	7%	11%	7%

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

 Gross margin is the percentage of gross profit to revenue.  Our gross margin was 35.4%, 34.3% and 45.6% for fiscal years 2010, 2009 and 2008, respectively.  Our gross margin is significantly impacted by the mix of products we sell and can vary in any period depending on that product mix.

Our strategy for improving our gross margin relies upon delivering competitive product offerings that allow us to maintain our market leadership position and expand our addressable markets, lowering our product costs by introducing product architectures that take advantage of smaller process geometries and improving our product mix.  We expect gross margin to be in the range of 44% to 45% during the first quarter of fiscal year 2011.

A discussion of our gross margin results for each of our operating segments is as follows:

 Fiscal Year 2010 vs. Fiscal Year 2009

Our gross margin increased to 35.4% in fiscal year 2010 from 34.3% for fiscal year 2009.  The improvement in gross margin was driven primarily by improved yields of our 55nm products, transition to 40nm products, as well as other manufacturing cost reductions, and more favorable product mix, particularly with increased sales of higher margin MCP products.  Furthermore, during the first quarter of fiscal year 2010 our gross margin benefited from the sell-through of inventory that had previously been written down in the fourth quarter of fiscal year 2009.  This did not have a significant impact on our gross margin for the remaining quarters in fiscal year 2010.  Offsetting these improvements, we recorded a charge to cost of revenue, net of insurance reimbursement in the amount of $95.9 million in fiscal year 2010 compared to $189.3 million in fiscal year 2009 related to weak die/packing material set that was used in certain versions of our previous generation chips.

GPU Business. The gross margin of our GPU Business decreased during fiscal year 2010 as compared to fiscal year 2009.  This decline resulted from lower ASPs in our mainstream desktop GPU products as well as in our notebook GPU products that we believe were driven by pricing pressures in the marketplace over the comparable period. These factors were further exacerbated in the first quarter of fiscal year 2010 as a result of losses we incurred selling certain older, transitioning products.  These decreases in gross margins were offset by improving yields of our 55nm products, a transition to 40nm products, and other manufacturing cost reductions achieved during fiscal year 2010, plus a net benefit arising from the sell-through of inventory during primarily the first half of fiscal year 2010 that had previously been written down in the fourth quarter of fiscal year 2009.

PSB. The gross margin of our PSB decreased during fiscal year 2010 as compared to fiscal year 2009.  This decrease was primarily due to a decline in ASPs caused primarily by pricing pressure resulting from the relatively slow recovery of corporate spending during fiscal year 2010 following the economic recession that began during fiscal year 2009 .

MCP Business. The gross margin of our MCP Business increased during fiscal year 2010 as compared to fiscal year 2009.   This increase was primarily driven by a shift in product mix toward higher margin Intel-based and AMD-based platform products and a reduction in the warranty charge arising from a weak die/packaging material set in certain versions of our previous generation products.  In addition, we recorded greater benefits to cost of revenue for insurance reimbursements received during the comparable periods.

CPB.  The gross margin of our CPB decreased during fiscal year 2010 as compared to fiscal year 2009. This decrease was a result of declining revenue from higher margin products and services, including development arrangements and royalties from game console-related products, in the comparative periods.

   Fiscal Year 2009 vs. Fiscal Year 2008

 Our gross margin declined to 34.3% in fiscal year 2009 from 45.6% for fiscal year 2008. The gross margin for fiscal year 2009 includes the impact of a $196.0 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems offset by allocated insurance claim proceeds of $6.7 million from an insurance provider. This warranty charge had an adverse impact of approximately 6.0% on our gross margin for fiscal year 2009. We also incurred a charge of $4.5 million related to a royalty dispute during fiscal year 2009.  Additionally, inventory reserves taken during fiscal year 2009 were approximately $50.0 million higher compared to fiscal year 2008, reflecting a significant decline in our forecasted future demand for the related products and having a negative impact on our gross margin.

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

MCP Business. The gross margin of our MCP business decreased during fiscal year 2009 as compared to fiscal year 2008, due to a decline in the margins of our AMD and Intel-based products. During fiscal year 2009, gross margins declined primarily due to a charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set in certain versions of our previous generation MCP products used in notebook systems.

CPB. The gross margin of our CPB increased during fiscal year 2009 as compared to fiscal year 2008.  This increase was primarily due to changes in the product mix in our CPB product lines.  We experienced greater revenue decline in our lower margin cell phone and other handheld devices product lines as compared to higher margin SCE transactions in the current year.

Operating Expenses

	Year Ended					Year Ended
	January 31, 2010	January 25, 2009	$ Change	% Change		January 25, 2009	January 27, 2008	$ Change	% Change
	(In millions)					(In millions)
Research and development expenses	$908.9	$855.9	$53.0	6%		$855.9	$691.6	$164.3	24%
Sales, general and administrative expenses	367.0	362.2	4.8	1%		362.2	341.3	20.9	6%
Restructuring charges and other	-	26.9	(26.9)	(100%	)	26.9	-	26.9	100%
Total operating expenses	$1,275.9	$1,245.0	$30.9	2.5%		$1,245.0	$1,032.9	$212.1	21%
Research and development as a percentage of net revenue	27%	25%				25%	17%
Sales, general and administrative as a percentage of net revenue	11%	11%				11%	8%

    Research and Development

    Fiscal Year 2010 vs. Fiscal Year 2009

Research and development expenses increased by $53.0 million, or 6%.  The majority of the increase was caused by stock-based compensation charges recorded during fiscal year 2010 of $90.5 million related to a tender offer that closed in March 2009, offset by a reduction in ongoing stock-based compensation expense of $36.7 million resulting from the cancellation of stock options pursuant to the tender offer. Compensation and benefits related to research and development increased by $11.9 million due to additional new hires and depreciation and amortization expense increased by $4.2 million due to property and equipment purchases. Additionally, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to computer software and equipment of $7.7 million, travel and entertainment of $5.4 million, employee related expenses of $3.5 million, and development expenses of $2.8 million.

    Fiscal Year 2009 vs. Fiscal Year 2008

    Research and development expenses increased by $164.3 million, or 24%. The increase was primarily due to increase in salaries and benefits by approximately $64.9 million primarily as a result of the net addition of approximately 500 personnel in departments related to research and development functions, offset by lower expenses during fiscal year 2009 related to our variable compensation programs when compared to fiscal year 2008. Stock-based compensation expense increased by $21.4 million primarily because of the impact of new hire and semi-annual stock awards granted subsequent to the third quarter of fiscal year 2008, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009.  Development expenses increased by $18.8 million primarily due to increase in expenses related to engineering services, prototype materials and internal board requests.  Other increases in research and development expenses are primarily related to costs that were driven by personnel growth, including depreciation and amortization, facilities, and computer software and equipment.

   Sales, General and Administrative

    Fiscal Year 2010 vs. Fiscal Year 2009

  Sales, general and administrative expenses increased by $4.8 million, or 1%. The majority of the increase was caused by stock-based compensation charges recorded during fiscal year 2010 of $38.3 million related to a tender offer that closed in March 2009, offset by a reduction in ongoing stock-based compensation expense of $19.1 million resulting from the cancellation of stock options pursuant to the tender offer. The increase was also driven by an increase in compensation and benefits by $8.4 million due to additional new hires and professional fees by $11.3 million due to legal service charges. Offsetting these increases, our cost reduction initiatives across several discretionary spending areas resulted in decreased expenses related to advertising and promotions of $9.3 million, employee related expenses of $8.0 million, contract labor of $6.6 million, computer software and equipment of $6.5 million, and marketing of $5.4 million.

    Fiscal Year 2009 vs. Fiscal Year 2008

   Sales, general and administrative expenses increased by $20.9 million, or 6%.   Outside professional fees increased by $17.5 million primarily due to increased legal fees pertaining to ongoing litigation matters described in Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K. Marketing and advertising expenses increased by $22.3 million, primarily due to increased advertising campaign related activities and trade shows in the current year. Depreciation and amortization expense increased by $15.4 million primarily due to amortization of intangible assets acquired from our acquisitions of Mental Images and Ageia, Technologies, Inc., and from increased capital expenditures. Stock-based compensation expense increased by $6.9 million primarily due to the impact of new hire and semi-annual stock awards granted subsequent to the third quarter of fiscal year 2008, offset by a reduction in expense related to older stock awards that were almost fully vested and for which the related expense had been almost fully amortized by the end of the first quarter of fiscal year 2009. Headcount related to personnel in departments related to sales, general and administrative functions remained relatively flat year-over-year, but labor and related expenses decreased by $13.9 million due to lower expenses during fiscal year 2009 related to our variable compensation programs when compared to fiscal year 2008.

         Restructuring Charges and Other

         We announced a workforce reduction to allow for continued investment in strategic growth areas during fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.0 million.

  Restructuring and other expenses in fiscal year 2009 also included a non-recurring charge of $18.9 million associated with the termination of a development contract related to a new campus construction project that has been put on hold.  There were no restructuring related charges in fiscal years 2010 or 2008.

Interest Income and Interest Expense

 Interest income, net of interest expense consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $19.8 million in fiscal year 2010, from $42.5 million in fiscal year 2009 primarily due to the result of lower interest rates and interest expense recorded on a capital lease for a data center in Santa Clara, California during fiscal year 2010.  Interest income decreased to $42.5 million in fiscal year 2009 from $64.2 million in fiscal year 2008 primarily due to the result of lower average balances of cash, cash equivalents and marketable securities and lower interest rates in fiscal year 2009 compared to fiscal year 2008.

Other Income (Expense), net

         Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other (expense), net of other income was ($3.1) million, ($14.7) million, and $0.8 million in fiscal years 2010, 2009, and 2008, respectively. The fluctuation between these years was primarily due to other than temporary impairment charges of $9.9 million that we recorded during fiscal year 2009.  These charges included $5.6 million related to an other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund, $2.5 million related to a decline in the value of publicly traded equity securities and $1.8 million related to debt securities held by us that were issued by companies that had filed for bankruptcy.  Please refer to Note 18 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further discussion.

Income Taxes

    We recognized income tax expense (benefit) of $(14.3) million, $(12.9) million and $103.7 million during fiscal years 2010, 2009 and 2008, respectively. Income tax expense (benefit) as a percentage of income (loss) before taxes, or our annual effective tax rate, was 17.4 % in fiscal year 2010, 30.0% in fiscal year 2009 and 11.5% in fiscal year 2008.

    The difference in the effective tax rates amongst the three years was primarily a result of changes in our geographic mix of income subject to tax, with the additional impact of the federal research tax credit recognized in fiscal years 2010 and 2009 relative to the loss before taxes in such fiscal years.

    Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	January 31, 2010	January 25, 2009
	(In millions)
Cash and cash equivalents	$447.2	$417.7
Marketable securities	1,281.0	837.7
Cash, cash equivalents, and marketable securities	$1,728.2	$1,255.4

	Year Ended
	January 31,	January 25,	January 27,
	2010	2009	2008
	(In millions)
Net cash provided by operating activities	$487.8	$249.4	$1,270.2
Net cash used in investing activities	(519.3)	(209.4)	(761.3)
Net cash used in financing activities	61.1	(349.3)	(326.3)

 As of January 31, 2010, we had $1.73 billion in cash, cash equivalents and marketable securities, an increase of $472.8 million from the end of fiscal year 2009. Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration.

    Operating activities

 Operating activities generated cash of $487.8 million, $249.4 million and $1.27 billion during fiscal years 2010, 2009 and 2008, respectively.

The increase in cash provided by operating activities in fiscal year 2010 when compared to fiscal year 2009 was primarily due to changes in operating assets and liabilities, including increases in accounts payable resulting from the timing of payments to vendors and a decrease in inventory resulting from an increase in inventory turnover. Additionally, while we experienced a net loss in fiscal year 2010 of $68.0 million, versus a net loss of $30.0 million in fiscal year 2009, non-cash charges to earnings included stock-based compensation of $242.8 million and depreciation and amortization of $196.7 million.

The cash provided by operating activities decreased in fiscal year 2009 due to a decrease in our net income compared to fiscal year 2008 plus the impact of non-cash charges to earnings and deferred income taxes.  During fiscal year 2009, non-cash charges to earnings included stock-based compensation of $162.7 million and depreciation and amortization of $185.0 million.  Additionally, operating cash flows for fiscal year 2009 also declined due to changes in operating assets and liabilities, including the timing of payments to vendors and a decrease in inventory turnover.  Additionally, we incurred $21.8 million in net cash outflows in fiscal year 2009 towards a confidential patent licensing agreement that we entered into in fiscal year 2007.

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

    Investing activities

    Investing activities have consisted primarily of purchases and sales of marketable securities, acquisition of businesses and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $519.3 million, $209.4 million and $761.3 million during fiscal years 2010, 2009 and 2008, respectively.

Investing activities for fiscal year 2010 used cash of $441.5 million towards the purchase of marketable securities, net of proceeds from sales of marketable securities. Additionally, we used $77.6 million towards capital expenditures in fiscal year 2010.   Capital expenditures included purchase of new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various international locations.

Investing activities for fiscal year 2009 used cash of $27.9 million in connection with our acquisition of Ageia and $407.7 million towards capital expenditures, as we built additional facilities to accommodate our growing employee headcount, new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various international locations. Investing activities for capital expenditures in fiscal year 2009 also included payment of approximately $183.8 million for purchase of a property in Santa Clara, California, that includes approximately 25 acres of land and ten commercial buildings. Our original plans for the purchased property included constructing a new campus on the site. We are currently re-evaluating those plans.  This cash outflow is offset by $226.7 million of cash from the net proceeds from sales of marketable securities.

 Investing activities for fiscal year 2008 used cash of $496.4 million towards the net purchases of marketable securities, resulting from the need to invest the additional amounts of cash we received from operating activities, and $75.5 million for our acquisition of Mental Images.  Investing activities for fiscal year 2008 also included $187.7 million of capital expenditures. Capital expenditures included purchase of property in anticipation of building additional facilities to accommodate our growing employee headcount, new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various international locations.

    Financing activities

Financing activities provided cash of $61.1 million during fiscal year 2010, and used cash of $349.3 million and $326.3 million during fiscal years 2009 and 2008, respectively.

Net cash provided by financing activities in fiscal year 2010 was primarily due to cash proceeds of $138.0 million from common stock issued under our employee stock plans, offset by $78.1 million used for the purchase of outstanding stock options related to a tender offer that closed in March 2009.

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

  Liquidity

  Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of January 31, 2010, we did not have any investments in auction-rate preferred securities.

  All of the cash equivalents and marketable securities are treated as “available-for-sale”. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

  As of January 31, 2010 and January 25, 2009, we had $1.73 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of January 31, 2010, we were in compliance with our investment policy.  As of January 31, 2010, our investments in government agencies and government sponsored enterprises represented approximately 62% of our total investment portfolio, while the financial sector accounted for approximately 22% of our total investment portfolio. All of our investments are with A/A2 or better rated securities.

  We performed an impairment review of our investment portfolio as of January 31, 2010.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during fiscal year 2010.  However, we recorded other than temporary impairment charges of $9.9 million during fiscal year 2009. These charges included $5.6 million related to an other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund, $2.5 million related to a decline in the value of publicly traded equity securities, and $1.8 million related to debt securities held by us that were issued by companies that had filed for bankruptcy.   Please refer to Note 18 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further details.

  Net realized gains, excluding any impairment charges, were $1.8 million and $2.1 million for fiscal year 2010 and 2009, respectively. Net realized gains for fiscal year 2008 were not material. As of January 31, 2010, we had a net unrealized gain of $12.6 million, which was comprised of gross unrealized gains of $12.7 million, offset by $0.1 million of gross unrealized losses.  As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $3.4 million of gross unrealized losses.

As of January 31, 2010, we held a money market investment in the International Reserve Fund, which was valued at $13.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. We reclassified this amount out of cash and cash equivalents in our Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $13.0 million value of our holdings in the International Reserve Fund as of January 31, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during the fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $111.4 million we received was our portion of a payout of approximately 85.6% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund had matured by the end of fiscal year 2010. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

   Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  Two customers accounted for approximately 20% of our accounts receivable balance at January 31, 2010. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

   Cash Tender Offer

   During fiscal year 2010, our Board of Directors approved a cash tender offer for certain employee stock options. The tender offer commenced on February 11, 2009 and was completed during the first quarter of fiscal year 2010. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934 were eligible to participate in the tender offer. All eligible options with exercise prices equal to or greater than $17.50 per share but less than $28.00 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices equal to or greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option.

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

   Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further discussion regarding the cash tender offer.

   Stock Repurchase Program

    Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during fiscal year 2010. Through January 31, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

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

    We expect to spend approximately $110.0 million to $200.0 million for capital expenditures during fiscal year 2011, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

 For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

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

    The conditional settlement reached in November 2005 never progressed through the confirmation process and the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million ($5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx) that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case.

    Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding this litigation.

  Product Defect

   During fiscal year 2010, we recorded an additional net warranty charge of $95.8 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook systems. This charge included an additional accrual of $164.4 million for related estimated costs, offset by reimbursements from insurance carriers of $68.6 million that we recorded against cost of revenue during fiscal year 2010.   During fiscal year 2009, we recorded a net warranty charge of $189.3 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world.  This charge included an accrual of $196.0 million for related estimated costs, offset by reimbursements from insurance carriers of $6.7 million that we recorded against cost of revenue during fiscal year 2009.  Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated.  The weak die/packaging material combination is not used in any of our products that are currently in production.

  We continue to seek access to our insurance coverage regarding reimbursement to us for some or all of the costs we have incurred and may incur in the future relating to the weak material set.   However, there can be no assurance that we will recover any additional reimbursement.

   Through January 31, 2010, we have made an aggregate of $233.5 million in cash payments related to the warranty accrual associated with incremental repair and replacement costs from the weak die/packaging material set and our remaining accrual balance was $88.1 million.

   In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding this litigation.

    Contractual Obligations

    The following table summarizes our contractual obligations as of January 31, 2010:

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	All Other
	(In thousands)
Operating leases	$144,960	$46,905	$63,874	$15,786	$18,395	$-
Capital lease	43,791	4,311	9,013	9,562	20,905	-
Purchase obligations (1)	461,988	461,988	-	-	-	-
Uncertain tax positions, interest and penalties (2)	120,997	-	-	-	-	120,997
Capital purchase obligations	25,177	25,177	-	-	-	-
Total contractual obligations	$805,269	$540,301	$77,125	$27,546	$39,300	$120,997

(1)	Represents our inventory purchase commitments as of January 31, 2010.
(2)
Represents unrecognized tax benefits of $109.8 million which consists of $42.2 million recorded in non-current income taxes payable and $67.6 million reflected as a reduction to the related deferred tax assets, and the related interest and penalties on the non-current income tax payable of $11.2 million as of January 31, 2010.  We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

    Off-Balance Sheet Arrangements

    As of January 31, 2010, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

 As of January 31, 2010 and January 25, 2009, we had $1.73 billion and $1.26 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of January 31, 2010, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

  All of the cash equivalents and marketable securities are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our Consolidated Statements of Operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.

 As of January 31, 2010, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $8.3 million.

  The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 31, 2010, our investments in government agencies and government sponsored enterprises represented approximately 62% of our total investment portfolio, while the financial sector accounted for approximately 22% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  Substantially all of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decline by approximately $27-$67 million.

Exchange Rate Risk

 We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income (loss) for fiscal years 2010, 2009 and 2008 was $0.9 million, $2.0 million and $1.7 million, respectively.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

    We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at January 31, 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

    Based on their evaluation as of January 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2010.

    The effectiveness of our internal control over financial reporting as of January 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

ITEM 9B.  OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

    Reference is made to the information regarding directors appearing under the heading “Proposal 1 - Election of Directors” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

           Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

    Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

    Reference is made to the information regarding directors appearing under the heading “Information about the Board of Directors and Corporate Governance” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

    Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

    Reference is made to the information appearing under the heading “Information about the Board of Directors and Corporate Governance - Code of Conduct” in our 2010 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code” and “Financial Team Code” are published on the Investor Relations portion of our web site, under Corporate Governance, at www.nvidia.com.  The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporate by reference from the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation”  and “Compensation Committee Report” in our 2010 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement.

Equity Compensation Plan Information

          Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our 2010 Proxy Statement under the caption ”Equity Compensation Plan Information,” and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item is hereby incorporated by reference from the sections entitled “Transactions with Related Persons”, “Review of Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2010 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this item is hereby incorporated by reference from the section entitled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2010 Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NVIDIA Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 31, 2010 and January 25, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
March 17, 2010

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Revenue	$3,326,445	$3,424,859	$4,097,860
Cost of revenue	2,149,522	2,250,590	2,228,580
Gross profit	1,176,923	1,174,269	1,869,280
Operating expenses:
Research and development	908,851	855,879	691,637
Sales, general and administrative	367,017	362,222	341,297
Restructuring charges and other	-	26,868	-
Total operating expenses	1,275,868	1,244,969	1,032,934
Income (loss) from operations	(98,945)	(70,700)	836,346
Interest income	23,115	42,859	64,289
Interest expense	(3,320)	(406)	(54)
Other income (expense), net	(3,144)	(14,707)	760
Income (loss) before income tax	(82,294)	(42,954)	901,341
Income tax expense (benefit)	(14,307)	(12,913)	103,696
Net income (loss)	$(67,987)	$(30,041)	$797,645

Basic net income (loss) per share	$(0.12)	$(0.05)	$1.45
Weighted average shares used in basic per share computation (1)	549,574	548,126	550,108

Diluted net income (loss) per share	$(0.12)	$(0.05)	$1.31
Weighted average shares used in diluted per share computation (1)	549,574	548,126	606,732

(1)  Reflects a three-for-two stock split effective on September 10, 2007.

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2010	January 25, 2009
ASSETS
Current assets :
Cash and cash equivalents	$447,221	$417,688
Marketable securities	1,281,006	837,702
Accounts receivable, less allowances of $16,330 and $18,399 in 2010 and 2009, respectively	374,963	318,435
Inventories	330,674	537,834
Prepaid expenses and other	38,214	39,794
Deferred income taxes	8,752	16,505
Total current assets	2,480,830	2,167,958
Property and equipment, net	571,858	625,798
Goodwill	369,844	369,844
Intangible assets, net	120,458	147,101
Deposits and other assets	42,928	40,026
Total assets	$3,585,918	$3,350,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$344,527	$218,864
Accrued liabilities and other	439,851	559,727
Total current liabilities	784,378	778,591
Other long-term liabilities	111,950	151,850
Capital lease obligations, long term	24,450	25,634
Commitments and contingencies - see Note 13
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 2,000,000,000 shares authorized; 652,391,708 shares issued and 561,465,851 outstanding in 2010; and 629,386,584 shares issued and 538,460,766 outstanding in 2009	653	629
Additional paid-in capital	2,219,401	1,889,257
Treasury stock, at cost (90,925,857 shares in 2010 and 90,925,818 shares in 2009)	(1,463,268)	(1,463,268)
Accumulated other comprehensive income	12,172	3,865
Retained earnings	1,896,182	1,964,169
Total stockholders' equity	2,665,140	2,394,652
Total liabilities and stockholders' equity	$3,585,918	$3,350,727

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
 (In thousands, except share data)

	Common Stock Outstanding Amount Shares (1) (1)		Additional Paid-in Capital (1)	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders' Equity
Balances, January 28, 2007	541,497,756	$583	$1,295,455	$(487,120)	$1,436	$1,196,565	$2,006,919
Comprehensive Income (Loss):
Unrealized gain, net of $2,860 tax effect	-	-	-	-	6,703	-	6,703
Reclassification adjustment for net realized gains included in net income, net of $4 tax effect	-	-	-	-	(105)	-	(105)
Net Income	-	-	-		-	797,645	797,645
Total Comprehensive Income (Loss)							804,243
Issuance of common stock from stock plans	36,238,014	36	225,933	-	-	-	225,969
Stock repurchase	(20,633,182)	-	-	(552,512)	-	-	(552,512)
Tax benefit from stock-based compensation	-	-	220	-	-	-	220
Stock-based compensation related to employees	-	-	133,073	-	-	-	133,073
Balances, January 27, 2008	557,102,588	619	1,654,681	(1,039,632)	8,034	1,994,210	2,617,912
Comprehensive Income (Loss):
Unrealized gain, net of $2,054 tax effect	-	-	-	-	(3,920)	-	(3,920)
Reclassification adjustment for net realized gains included in net income, net of $135 tax effect	-	-	-	-	(249)	-	(249)
Net Income (Loss)	-	-	-		-	(30,041)	(30,041)
Total Comprehensive Income (Loss)							(34,210)
Issuance of common stock from stock plans	10,685,101	10	73,537	-	-	-	73,547
Stock repurchase	(29,326,923)	-	-	(423,636)	-	-	(423,636)
Tax benefit from stock-based compensation	-	-	(2,946)	-	-	-	(2,946)
Stock-based compensation related to employees	-	-	163,985	-	-	-	163,985
Balances, January 25, 2009	538,460,766	629	1,889,257	(1,463,268)	3,865	1,964,169	2,394,652
Comprehensive Income (Loss):
Unrealized gain, net of $484 tax effect	-	-	-	-	9,417	-	9,417
Reclassification adjustment for net realized gains included in net income, net of $598 tax effect	-	-	-	-	(1,110)	-	(1,110)
Net Income (Loss)	-	-	-	-	-	(67,987)	(67,987)
Total Comprehensive Income (Loss)							(59,680)
Issuance of common stock from stock plans	23,005,124	24	138,005	-	-	-	138,029
Stock repurchase	(39)
Tax benefit from stock-based compensation	-	-	29,891	-	-	-	29,891
Stock-based compensation related to employees	-	-	104,588	-	-	-	104,588
Tender offer	-	-	(78,075)	-	-	-	(78,075)
Charges related to stock option purchase-tender offer	-	-	135,735	-	-	-	135,735
Balances, January 31, 2010	561,465,851	$653	$2,219,401	$(1,463,268)	$12,172	$1,896,182	$2,665,140

(1)             Reflects a three-for-two stock split effective on September 10, 2007.

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	January 31, 2010	January 25, 2009	January 27, 2008
Cash flows from operating activities:
Net income (loss)	$(67,987)	$(30,041)	$797,645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense related to stock option purchase	135,735	-	-
Stock-based compensation expense	107,091	162,706	133,365
Depreciation and amortization	196,664	185,023	133,192
Impairment charge on investments	-	9,891	-
Deferred income taxes	(21,147)	(23,277)	89,516
Payments under patent licensing arrangement	(857)	(21,797)	(57,255)
In-process research and development expenses	-	-	4,000
Other	1,893	188	(216)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(56,741)	348,873	(146,055)
Inventories	204,656	(177,295)	(3,690)
Prepaid expenses and other current assets	1,580	21,528	(6,293)
Deposits and other assets	3,857	(2,108)	(13,914)
Accounts payable	119,366	(283,207)	216,875
Accrued liabilities and other long-term liabilities	(136,303)	58,876	123,026
Net cash provided by operating activities	487,807	249,360	1,270,196
Cash flows from investing activities:
Purchases of marketable securities	(1,193,948)	(999,953)	(1,250,248)
Proceeds from sales and maturities of marketable securities	752,434	1,226,646	753,839
Purchases of property and equipment and intangible assets	(77,601)	(407,670)	(187,745)
Acquisition of businesses, net of cash and cash equivalents	-	(27,948)	(75,542)
Other	(218)	(442)	(1,622)
Net cash used in investing activities	(519,333)	(209,367)	(761,318)
Cash flows from financing activities:
Payments related to stock option purchase	(78,075)	-	-
Payments related to repurchases of common stock	-	(423,636)	(552,512)
Proceeds from issuance of common stock under employee stock plans	138,029	73,547	225,969
Other	1,105	815	220
Net cash used in financing activities	61,059	(349,274)	(326,323)
Change in cash and cash equivalents	29,533	(309,281)	182,555
Cash and cash equivalents at beginning of period	417,688	726,969	544,414
Cash and cash equivalents at end of period	$447,221	$417,688	$726,969

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$4,217	$7,620	$2,328
Cash paid for interest on capital lease obligations	$3,256	$-	$-

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Non-cash activities:
Change in unrealized gains (losses) from marketable securities	$8,305	$(6,360)	$9,462
Assets acquired by assuming related liabilities	$37,830	$47,236	$18,072
Acquisition of business - goodwill adjustment	$-	$3,411	$2,633

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

 Our Company

     NVIDIA Corporation is the worldwide leader in visual computing technologies and the inventor of the graphics processing unit, or the GPU.  Our products are designed to generate realistic, interactive graphics on workstations, personal computers, game consoles and mobile devices.  Expertise in programmable GPUs has led to breakthroughs in parallel processing which make supercomputing inexpensive and widely accessible.  We serve the entertainment and consumer market with our GeForce graphics products, the professional design and visualization market with our Quadro graphics products, the high-performance computing market with our Tesla computing solutions products, and the mobile computing market with our Tegra system-on-a-chip products. During the last several fiscal years, we have operated and reported four major product-line operating segments: the GPU business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB. However, effective with the first quarter of fiscal year 2011, we will no longer separate our MCP and GPU operating segments as such segmentation will no longer be reflective of the way we manage those businesses.

 Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business, as we have reported it through fiscal year 2010, has been comprised primarily of our ION NVIDIA motherboard GPU, or mGPU products. Our CPB is comprised of our Tegra mobile brand and products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation,  and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, original design manufacturers, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

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

    Fiscal Year

    We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal year 2010 was a 53-week year while fiscal years 2009 and 2008 were 52-week years.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S.GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Advertising Expenses

    We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2010, 2009 and 2008 were $16.3 million, $28.5 million and $11.4 million, respectively.

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

    Stock-based Compensation

    We measure stock-based compensation for equity awards exchanged for employee services at grant date, based on the fair value of the awards, and we recognize that compensation as expense using the straight-line attribution method over the requisite employee service period, which is typically the vesting period of each award. Our estimates of the fair values of employee stock options are calculated using a binomial model.

     Litigation, Investigation and Settlement Costs

    From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters for which we are responsible. However, there are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with U.S.GAAP. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs.

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

    The impact of foreign currency transaction loss included in determining net income (loss) for fiscal years 2010, 2009 and 2008 was $0.9 million, $2.0 million and $1.7 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Income Taxes

    We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carryforwards; and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

    United States income tax has not been provided on earnings of our non-U.S. subsidiaries to the extent that such earnings are considered to be indefinitely reinvested.

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

 As of January 31, 2010, we had a valuation allowance of $113.4 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period the realization occurred.

 Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $401.5 million as of January 31, 2010. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to do a with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 14 of these Notes to the Consolidated Financial Statements for additional information.

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

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2010 and January 25, 2009, our cash and cash equivalents were $447.2 million and $417.7 million, respectively, which include $81.4 million and $14.6 million invested in money market funds for fiscal year 2010 and fiscal year 2009, respectively.

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

   All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings.

   We performed an impairment review of our investment portfolio as of January 31, 2010.  Based on our impairment review and having considered the guidance of the relevant accounting literature, we did not record any other than temporary impairment charges during fiscal year 2010.  We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 31, 2010.

    Fair Value of Financial Instruments

    The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 31, 2010 and January 25, 2009. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

    Concentration of Credit Risk

    Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement.  Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 20% of our accounts receivable balance from two customers at January 31, 2010 and approximately 38% of our accounts receivable balance from three customers at January 25, 2009. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Inventories

    Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped, so if actual market conditions are more favorable in the fiscal periods subsequent to that in which we record larger than normal inventory reserves, we may have higher gross margins when products are sold. Sales of such products did not have a significant impact on our gross margin for fiscal year 2010.

    Property and Equipment

    Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets, generally three to five years.  The estimated useful lives of our buildings are up to twenty-five years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset.

    Goodwill

   Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. For the purposes of completing our impairment test, we perform our analysis on a reporting unit basis. We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

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

    Impairment of Long-Lived Assets

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Accounting for Asset Retirement Obligations

    We account for asset retirement obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The accounting guidance applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and  requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  As of January 31, 2010 and January 25, 2009, our asset retirement obligations to return the leasehold improvements to their original condition upon lease termination at our headquarters facility in Santa Clara, California and certain laboratories at our international locations were $10.6 million and $9.5 million, respectively.

    Adoption of New Accounting Pronouncements

    Business Combinations

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

    Life of Intangible Assets During the first quarter of fiscal year 2010, we adopted new accounting guidance issued by the FASB for the determination of the useful life of intangible assets. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or financial condition..

    Fair Value of Financial Instruments and Other-Than-Temporary Impairment During the second quarter of fiscal year 2010, we adopted three related sets of accounting guidance issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of these three sets of accounting guidance did not have a material impact on our consolidated financial position, results of operations or financial condition..

Subsequent Events

During the second quarter of fiscal year 2010, we adopted new accounting guidance issued by the FASB related to subsequent events. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or financial condition.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounting Standards Codification

During the third quarter of fiscal year 2010, we adopted the new Accounting Standards Codification, or ASC, issued by the FASB. The ASC has become the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing U.S. GAAP. The adoption of the ASC did not have a material impact on our consolidated financial position, results of operations or financial condition..

 Recently Issued Accounting Pronouncements

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods beginning after November 15, 2009. We do not believe the adoption of this new accounting guidance will have a material impact on our consolidated financial position, results of operations or financial condition.

Revenue Recognition

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, the FASB also issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009.

These two new guidance are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. We do not believe the adoption of this accounting guidance will have a material impact on our consolidated financial position, results of operations or financial condition.

Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued a amendment to the existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated financial position, results of operations or financial condition.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 – Stock Option Purchase

In the first quarter of fiscal year 2010, we completed a cash tender offer for certain employee stock options. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, were eligible to participate in the tender offer. All eligible options with exercise prices equal to or greater than $17.50 per share but less than $28.00 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices equal to or greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option.

Our consolidated statement of operations for fiscal year 2010 includes stock-based compensation charges related to the stock option purchase (in thousands):

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

Note 3 - Stock-Based Compensation

   We measure stock-based compensation expense at the grant date of the related equity awards, based on the fair value of the awards, and recognize the expense using the straight-line attribution method over the requisite employee service period adjusted for estimated forfeitures. We estimate the fair value of employee stock options on the date of grant using a binomial model and we use the closing trading price of our common stock on the date of grant as the fair value of awards of restricted stock units, or RSUs. We calculate the fair value of our employee stock purchase plan using the Black-Scholes model.

   In addition to the stock-based compensation expense related to our cash tender offer to purchase certain employee stock options as described in Note 2 – Stock Option Purchase, our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Year Ended
	January 31,	January 25,	January 27,
	2010	2009	2008
	(In thousands)
Cost of revenue	$12,050	$11,939	$10,886
Research and development	61,337	98,007	76,617
Sales, general and administrative	33,704	52,760	45,862
Total	$107,091	$162,706	$133,365

   As of January 31, 2010 and January 25, 2009, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $125.3 million and $193.8 million, respectively, adjusted for estimated forfeitures.   As of January 31, 2010 and January 25, 2009, we expect to recognize the unearned stock-based compensation expense related to equity awards over an estimated weighted average amortization period of 1.80 years and 1.82 years, respectively.   As of January 31, 2010, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.3 years.  During fiscal year 2009, we did not grant any RSUs.

    Stock-based compensation capitalized in inventories resulted in a charge of $2.5 million and benefit of $2.0 million in cost of revenue during the fiscal years ended January 31, 2010 and January 25, 2009, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

   During fiscal years 2010, 2009 and 2008, we granted approximately 7.7 million, 17.9 million and 17.2 million stock options, respectively, with estimated total grant-date fair values of $44.2 million, $143.6 million and $207.4 million, respectively, and weighted average grant-date fair values of $5.74, $8.03 and $11.98 per option, respectively.  During fiscal year 2010 we granted approximately 7.7 million RSUs, with estimated total grant-date fair values of $94.1 million and weighted average grant-date fair value of $12.27.   During the fiscal years 2009 and 2008, we did not grant any RSUs.

   Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal years 2010, 2009 and 2008 was $25.7 million, $23.8 million and $40.0 million, respectively.

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

We estimate forfeitures at the time of grant and revise the estimates of forfeiture, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Stock Options	(Using a binomial model)
Weighted average expected life of stock options (in years)	3.7-5.8	3.6 - 5.8	3.8 - 5.8
Risk free interest rate	1.8%-2.9%	1.7% - 3.7%	3.3% - 5.0%
Volatility	45%-72%	52% - 105%	37% - 54%
Dividend yield	—	—	—

Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Employee Stock Purchase Plan	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5-2.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	0.2%– 1.0%	1.6% - 2.4%	3.5% - 5.2%
Volatility	53%-73%	62% - 68%	38% - 54%
Dividend yield	—	—	—

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

    The 2007 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. The 2007 Plan succeeds our 1998 Equity Incentive Plan, our 1998 Non-Employee Directors’ Stock Option Plan, our 2000 Nonstatutory Equity Incentive Plan, and the PortalPlayer, Inc. 2004 Stock Incentive Plan, or the Prior Plans. All options and stock awards granted under the Prior Plans shall remain subject to the terms of the Prior Plans with respect to which they were originally granted. Up to 101,845,177 shares, which due to the subsequent stock split now totals 152,767,766 shares, of our common stock may be issued pursuant to stock awards granted under the 2007 Plan or the Prior Plans.  Currently, we grant stock options and RSUs under our equity incentive plans. As of January 31, 2010, 44,016,042 shares were available for future issuance under the 2007 Plan.

   Options granted to new employees that started before the beginning of fiscal year 2010 generally vest ratably quarterly over a three-year period. In addition, options granted prior to the beginning of fiscal year 2010 to existing employees in recognition of performance generally vest as to 25% of the shares two years and three months after the date of grant and as to the remaining 75% of the shares subject to the option in equal quarterly installments over a nine month period. Options granted to new employees and to existing employees in recognition of performance with a vesting commencement date in fiscal year 2010 generally vest as to 33.36% of the shares one year after the date of grant and as to the remaining 66.64% of the shares subject to the option in equal quarterly installments over the remaining period. Options granted under the 2007 Plan generally expire six years from the date of grant.

 In general, RSUs are subject to the recipient’s continuing service to NVIDIA. RSUs with a vesting commencement date in fiscal year 2010 vest over three years at the rate of 33.36% on pre-determined dates that are close to the anniversary of the grant date and vest ratably on a semi-annual basis thereafter.

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

    PortalPlayer, Inc. 1999 Stock Option Plan

    We assumed options issued under the PortalPlayer, Inc. 1999 Stock Option Plan, or the 1999 Plan, when we completed our acquisition of PortalPlayer on January 5, 2007. The 1999 Plan was terminated upon completion of PortalPlayer’s initial public offering of common stock in 2004. No shares of common stock are available for issuance under the 1999 Plan other than to satisfy exercises of stock options granted under the 1999 Plan prior to its termination and any shares that become available for issuance as a result of expiration or cancellation of an option that was issued pursuant to the 1999 Plan. Previously authorized yet unissued shares under the 1999 Plan were cancelled upon completion of PortalPlayer’s initial public offering.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

 1998 Employee Stock Purchase Plan

In February 1998, our Board approved the 1998 Employee Stock Purchase Plan, or the Purchase Plan. In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of our fiscal year for the next 10 years (commencing at the end of fiscal 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 52,000,000 shares which, due to subsequent stock-splits, is now 78,000,0000 shares. The number of shares will no longer be increased annually as we reached the maximum permissible number of shares at the end of fiscal year 2006. There are a total of 78,000,000 shares authorized for issuance. At January 31, 2010, 39,298,760 shares had been issued under the Purchase Plan and 38,701,240 shares were available for future issuance.

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

   Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period at 85% at the fair market value of the common stock on the relevant purchase date. During fiscal years 2010, 2009 and 2008, employees purchased approximately 5.9 million, 3.0 million and 2.1 million shares, respectively, with weighted-average prices of $6.76, $12.79 and $14.29 per share, respectively, and grant-date fair values of $4.60, $5.90 and $5.48 per share, respectively. Employees may end their participation in the Purchase Plan at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following summarizes the stock option and RSU transactions under our equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Stock Options:
Balances, January 28, 2007	32,670,427	110,991,992	$8.86
Authorized	25,114,550	-	-
Granted	(17,201,305)	17,201,305	$27.32
Exercised	-	(34,151,892)	$5.74
Cancelled	3,460,332	(3,460,332)	$18.45
Balances, January 27, 2008	44,044,004	90,581,073	$13.18
Authorized	-	-	-
Granted	(17,888,695)	17,888,695	$8.03
Exercised	-	(7,670,038)	$3.14
Cancelled	3,345,450	(3,345,450)	$7.66
Balances, January 25, 2009	29,500,759	97,454,280	$13.83
Authorized	-	-	-
Granted	(7,701,396)	7,701,396	$11.51
Exercised	-	(17,099,663)	$5.74
Cancelled	1,175,541	(1,175,541)	$12.90
Cancellations related to stock options purchase (2)	28,532,050	(28,532,050)	$23.35
Balances, January 31, 2010	51,506,954	58,348,422	$11.30	2.56	$287,877
Exercisable at January 31, 2010		39,297,611	$10.44	1.50	$217,449
Vested and Expected to Vest after January 31, 2010		56,221,636	11.23	2.47	$280,015

(1)  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 31, 2010, based on the $15.39 closing stock price of our common stock on the NASDAQ Global Select Market, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of January 31, 2010 was 48.1 million shares and 35.1 million shares, respectively.

 (2) Please refer to Note 2 of these Notes to the Consolidated Financial Statements for further discussion regarding the cash tender offer for certain employee stock options that our Board of Directors approved in February 2009.

    The total intrinsic value of options exercised was $140.3 million, $84.9 million and $757.5 million for fiscal years 2010, 2009 and 2008, respectively. The total fair value of options vested was $37.0 million, $117.0 million and $102.8 million for fiscal years 2010, 2009 and 2008, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	RSUs	Weighted Average Grant-date fair value	Weighted Average Remaining Contractual Life
Restricted Stock Units:
Balances, January 25, 2009	-	$-
Awarded	7,672,899	$12.26
Vested (1)	(2,400)	$12.40
Forfeited	(181,987)	$11.37
Balances, January 31, 2010	7,488,512	$12.28
Expected to Vest after January 31, 2010	6,401,099	$12.28	2.34

(1)	The aggregate tax withheld for RSUs vested during fiscal year 2010 was immaterial.

Note 4 – Restructuring Charges and Other

 In September 2008, we announced a workforce reduction to allow for continued investment in strategic growth areas, which was completed in the third quarter of fiscal year 2009. As a result, we eliminated approximately 360 positions worldwide, or about 6.5% of our global workforce.  During fiscal year 2009, expenses associated with the workforce reduction, which were comprised primarily of severance and benefits payments to these employees, totaled $8.0 million. The remaining accrual of $0.2 million as of January 25, 2009 relates to severance and benefits payments, which was paid by the third quarter of fiscal year 2010.

           The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities in our Consolidated Balance Sheet as of January 31, 2010 (in thousands):

Accrued Restructuring Charges :
Balance at January 25, 2009	$186
Cash payments	(186)
Balance at January 31, 2010	$-

    Restructuring and other expenses for fiscal year 2009 also included a non-recurring charge of $18.9 million associated with the termination of a development contract related to a new campus construction project that has been put on hold.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 – Net Income (Loss) Per Share

 The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(67,987)	$(30,041)	$797,645
Denominator:
Denominator for basic net income (loss) per share, weighted average shares	549,574	548,126	550,108
Effect of dilutive securities:
Stock options outstanding	-	-	56,624
Denominator for diluted net income (loss) per share, weighted average shares	549,574	548,126	606,732

Net income (loss) per share:
Basic net income (loss) per share	$(0.12)	$(0.05)	$1.45
Diluted net income (loss) per share	$(0.12)	$(0.05)	$1.31

 All of our outstanding stock options were anti-dilutive during fiscal years 2010 and 2009 and excluded from the computation of diluted earnings per share due to the net loss for fiscal years 2010 and 2009. Diluted net income (loss) per share does not include the effect of anti-dilutive common equivalent shares from stock options outstanding of 11.9 million for fiscal year 2008. The weighted average exercise price of stock options excluded from the computation of diluted earnings per share was $32.05 for fiscal year 2008.

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

The conditional settlement reached in November 2005 never progressed through the confirmation process and the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million ($5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx) that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case.

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 13 of these Notes to the Consolidated Financial Statements for further information regarding this litigation.

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

    We allocated the purchase price of this acquisition to tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives.

As of January 31, 2010, the estimated fair values of the purchase price allocated to assets we acquired and liabilities we assumed on the acquisition date were as follows:

Ageia
Fair Market Values	(In thousands)
Cash and cash equivalents	$1,744
Marketable securities	28
Accounts receivable	911
Prepaid and other current assets	1,149
Property and equipment	169
Goodwill	19,198
Intangible assets:
Existing technology	13,450
Customer relationships	170
Trademark	900
Total assets acquired	37,719
Current liabilities	(6,969)
Acquisition related costs	(1,030)
Total liabilities assumed	(7,999)
Purchase price allocation	$29,720

Ageia
(Straight-line depreciation/amortization period)
Property and equipment	1-2 years
Intangible assets:
Existing technology	4 years
Customer relationships	5 years
Trademark	5 years

    The pro forma results of operations for our acquisitions during fiscal years 2009 and 2008 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our results.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Goodwill

The carrying amount of goodwill is as follows:

	January 31, 2010	January 25, 2009
	(In thousands)
PortalPlayer	$104,896	$104,896
3dfx	75,326	75,326
Mental Images	59,252	59,252
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
Ageia	19,198	19,198
Other	16,984	16,984
Total goodwill	$369,844	$369,844

 Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach.  We completed our most recent annual impairment test during the fourth quarter of fiscal year 2010 and concluded that there was no impairment.  In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance such as revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.

  The amount of goodwill allocated to our graphics processing unit, or GPU, business, the professional solutions business, or PSB, the media and communications processor, or MCP, business, and the consumer products business, or CPB segments as of January 31, 2010 was $86.9 million, $95.1 million, $46.2 million and $141.6 million, respectively.  Please refer to Note 17 of these Notes to the Consolidated Financial Statements for further segment information.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 - Amortizable Intangible Assets

    The components of our amortizable intangible assets are as follows:

	January 31, 2010					January 25, 2009
	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(In thousands)				(In years)	(In thousands)			(In years)
Technology licenses	$135,112		$(48,337)	$$86,775	6.3	$130,654	$(34,610)	$96,044	6.2
Acquired intellectual property	75,339		(49,838)	25,501	3.8	75,340	(35,200)	40,140	3.1
Patents	19,347		(11,165)	8,182	5.3	18,588	(7,671)	10,917	5.5
Total intangible assets	$229,798	$	$(109,340)	$$120,458		$224,582	$(77,481)	$147,101

  Amortization expense associated with intangible assets for fiscal years 2010, 2009 and 2008 was $31.9 million, $32.6 million and $24.5 million, respectively. Future amortization expense for the net carrying amount of intangible assets at January 31, 2010 is estimated to be $27.9 million in fiscal year 2011, $25.6 million in fiscal year 2012, $19.0 million in fiscal year 2013, $14.6 million in fiscal year 2014 and $33.4 million in fiscal years subsequent to fiscal year 2014 until fully amortized.

  Note 10 - Marketable Securities

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of cash equivalents and marketable securities at January 31, 2010 and January 25, 2009:

	January 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$492,628	$3,606	$(29)	$496,205
Corporate debt securities	514,200	4,064	(44)	518,220
Mortgage backed securities issued by United States government-sponsored enterprises	162,693	3,674	(13)	166,353
Money market funds	94,339	-	-	94,340
Debt securities issued by United States Treasury	316,520	1,318	-	317,838
Asset-backed securities	17	-	-	17
Total	$1,580,397	$12,662	$(86)	$1,592,973
Classified as:
Cash equivalents				$311,967
Marketable securities				1,281,006
Total				$1,592,973

	January 25, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$313,319	$4,815	$(13)	$318,121
Corporate debt securities	252,265	680	(1,771)	251,174
Mortgage backed securities issued by United States government-sponsored enterprises	162,243	361	(1,405)	161,199
Money market funds	139,046	-	-	139,046
Debt securities issued by United States Treasury	110,402	1,870	-	112,272
Asset-backed securities	39,014	71	(227)	38,858
Total	$1,016,289	$7,797	$(3,416)	$1,020,670
Classified as:
Cash equivalents				$182,968
Marketable securities				837,702
Total				$1,020,670

The following table provides the breakdown of the investments with unrealized losses at January 31, 2010:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$205,679	$(18)	$312,541	$(25)	$518,220	$(43)
Mortgage backed securities issued by United States government-sponsored enterprises	8,921	-	157,432	(13)	166,353	(13)
Debt securities of United States government agencies	339,862	(18)	156,343	(12)	496,205	(30)
Total	$554,462	$(36)	$626,316	$(50)	$1,180,778	$(86)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We performed an impairment review of our investment portfolio as of January 31, 2010. Factors considered included general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value.  We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment was other than temporarily impaired. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other-than-temporary impairment charges during fiscal year 2010.  We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 31, 2010.

 As of January 31, 2010 we had 25 investments that were in an unrealized loss position with total unrealized losses amounting to $0.04 million and with a duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 31, 2010 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

As of January 31, 2010, we held a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $13.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. The International Reserve Fund was reclassified out of cash and cash equivalents in our  Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $13.0 million value of our holdings in the International Reserve Fund as of January 31, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. The $111.4 million we received was our portion of a payout of approximately 85.6% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund had matured by October 2009. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

 Net realized gains, excluding any impairment charges, were $1.8 million and $2.1 million for fiscal year 2010 and 2009, respectively. Net realized gains for fiscal year 2008 were not material.  As of January 31, 2010, we had a net unrealized gain of $12.6 million, which was comprised of gross unrealized gains of $12.7 million, offset by $.1 million of gross unrealized losses.  As of January 25, 2009, we had a net unrealized gain of $4.4 million, which was comprised of gross unrealized gains of $7.8 million, offset by $3.4 million of gross unrealized losses.

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments, are classified as available-for-sale at January 31, 2010 and January 25, 2009 and are shown below by contractual maturity.

	January 31, 2010		January 25, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$785,642	$788,825	$484,869	$484,616
Due in 1 - 5 years	729,885	738,124	369,177	374,855
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	64,870	66,024	162,243	161,199
Total	$1,580,397	$1,592,973	$1,016,289	$1,020,670

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Balance Sheet Components

    Certain balance sheet components are as follows:

	January 31, 2010	January 25, 2009
Inventories:	(In thousands)
Raw materials	$76,935	$122,024
Work in-process	67,502	38,747
Finished goods	186,237	377,063
Total inventories	$330,674	$537,834

	January 31, 2010	January 25, 2009	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Land	$217,372	$217,866	(A)
Building	29,223	29,216	3-25
Test equipment	261,172	234,368	3
Software and licenses	232,785	201,560	3-5
Leasehold improvements	143,649	136,008	(B)
Computer equipment	139,482	125,533	3
Office furniture and equipment	34,091	32,224	5
Capital leases	26,618	26,618	(C)
Construction in process	4,091	5,360	(D)
	1,088,483	1,008,753
Accumulated depreciation and amortization	(516,625)	(382,955)
Total property and equipment, net	$571,858	$625,798

(A) Land is a non-depreciable asset.
(B) Leasehold improvements are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(C) Capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(D) Construction in process represents assets that are not in service as of the balance sheet date.

Depreciation expense for fiscal years 2010, 2009 and 2008 was $164.8 million, $152.4 million and $111.0 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 31, 2010	January 25, 2009
Prepaid Expenses and Other	(In thousands)
Prepaid maintenance	$15,153	$11,268
Prepaid insurance	5,389	5,400
Prepaid taxes	3,574	3,571
Prepaid rent	3,352	3,254
Other	10,746	16,301
Total prepaid expenses and other	$38,214	$39,794

	January 31, 2010	January 25, 2009
Deposits and Other Assets	(In thousands)
Prepaid maintenance, long term	$15,432	$20,005
Lease deposits	10,611	10,583
Investment in non-affiliates	6,630	6,412
Other	10,255	3,026
Total deposits and other assets	$42,928	$40,026

	January 31, 2010	January 25, 2009
Accrued Liabilities:	(In thousands)
Accrued customer programs (1)	$212,107	$239,797
Warranty accrual (2)	92,655	150,631
Accrued payroll and related expenses	54,915	82,449
Accrued legal settlement (3)	30,600	30,600
Deferred rent	10,245	11,643
Deferred revenue	9,379	3,774
Other	29,950	40,833
Total accrued liabilities and other	$439,851	$559,727

(1) Please refer to Note 1 of the Notes to these Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2) Please refer to Note 12 of the Notes to these Consolidated Financial Statements for discussion regarding the warranty accrual.
(3) Please refer to Note 13 of the Notes to these Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	January 31, 2010	January 25, 2009
Other Long Term Liabilities:	(In thousands)
Deferred income tax liability	$17,739	$75,252
Income tax payable	53,397	49,248
Asset retirement obligations	10,638	9,515
Other	30,176	17,835
Total other long-term liabilities	$111,950	$151,850

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 - Guarantees

   U.S. GAAP requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, U.S. GAAP requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

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

During fiscal year 2010, we recorded an additional net warranty charge of $95.8 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook systems. This charge included an additional accrual of $164.4 million for related estimated costs, offset by reimbursements from insurance carriers of $68.6 million that we recorded against cost of revenue during fiscal year 2010.   During fiscal year 2009, we recorded a net warranty charge of $189.3 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world.  This charge included an accrual of $196.0 million for related estimated costs, offset by reimbursements from insurance carriers of $6.7 million that we recorded against cost of revenue during fiscal year 2009.  Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated.  The weak die/packaging material combination is not used in any of our products that are currently in production.

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

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 13 of these Notes to the Consolidated Financial Statements for further information regarding this litigation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Accrual for estimated product returns and product warranty liabilities

    We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product returns and estimated product warranty liabilities for fiscal years 2010, 2009 and 2008 are as follows:

	January 31, 2010	January 25, 2009	January 27, 2008
	(In thousands)
Balance at beginning of period	$150,631	$5,708	$3,481
Additions (1)	170,715	202,698	11,660
Deductions (2)	(228,691)	(57,775)	(9,433)
Balance at end of period	$92,655	$150,631	$5,708

(1) Includes $164.5 million and $196.0 million for fiscal year 2010 and fiscal year 2009, respectively, for incremental repair and replacement costs from a weak die/packaging material set.

(2) Includes $196.0 million and $37.5 million for fiscal year 2010 and fiscal year 2009, respectively, in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

    In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product and employee liabilities. We have also on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. As such, we have not recorded any liability in our Consolidated Financial Statements for such indemnifications.  U.S. GAAP requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities are also required.

Note 13 - Financial Arrangements, Commitments and Contingencies

    Inventory Purchase Obligations

    At January 31, 2010 and January 25, 2009, we had outstanding inventory purchase obligations totaling $ 462.0 million and $290.7 million, respectively.

    Capital Purchase Obligations

    At January 31, 2010 and January 25, 2009, we had outstanding capital purchase obligations totaling $25.2 million and $20.3 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Lease Obligations

    Our headquarters complex is located in Santa Clara, California and includes eight buildings that are leased properties. The lease agreements for five of the eight leased properties expire in fiscal year 2013 and include two seven-year renewals at our option; one leased property expires in fiscal year 2012 with an option to extend for one year; one leased properties expire in fiscal year 2011 with an option to extend for three years; and the remaining leased building expires in fiscal year 2015 with an option to extend for seven years.  Future minimum lease payments related to headquarter operating leases total $64.1 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

    In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2018. Future minimum lease payments under our non-cancelable operating leases as of January 31, 2010, are as follows:

Future Minimum Lease Obligations
(In thousands)
Year ending January:
2011	$46,905
2012	47,944
2013	15,930
2014	9,628
2015	6,158
2016 and thereafter	18,395
Total	$144,960

    Rent expense for the years ended January 31, 2010, January 25, 2009 and January 27, 2008 was $46.2 million, $43.0 million and $38.2 million, respectively.

    In addition to these operating leases, we have a capital lease for a data center in Santa Clara, California. Future minimum lease payments under this capital lease total $43.8 million over the remaining lease term, including predetermined rent escalations, and are included in the future minimum lease payment schedule below:

Future Capital Lease Obligations
(In thousands)
Year ending January:
2011	$4,311
2012	4,440
2013	4,573
2014	4,710
2015	4,852
2016 and thereafter	20,905
Total	$43,791
Present Value of minimum lease payments	$25,634

Current portion	$1,184
Long term portion	$24,450

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

The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle will withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009.  The parties subsequently filed a stipulation requesting that the District Court vacate the May 18, 2009 Case Management Conference date and other deadlines until after Bankruptcy Court rendered its decision.  At a hearing on May 13, 2009, the Bankruptcy Court ruled that the Trustee had not abandoned any claims against us, and denied the Trustee's Notice of Intention to Compromise Controversy with Carlyle Fortran Trust without prejudice.   Carlyle filed a motion in the District Court for leave to file an interlocutory appeal from the order denying the Notice, which was denied on November 12, 2009.   On January 13, 2010, the District Court, of its own accord, reconsidered and reversed its decision denying Carlyle’s motion for leave to file an interlocutory appeal, and has set the interlocutory appeal for hearing on April 26, 2010.

  On July 7, 2009, the parties attended a Case Management Conference in the District Court for both the CarrAmerica and the Carlyle cases.  On July 8, 2009, the District Court issued an order requiring that CarrAmerica file an amended complaint on or before August 10, 2009. CarrAmerica filed its amended complaint on August 10, 2009, alleging claims for interference with contractual relations, fraud, conspiracy, and tort of another. Thereafter, we filed motions directed at dismissing that Fourth

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amended Complaint, and CarrAmerica responded by filing a Fifth Amended Complaint.  NVIDIA moved to dismiss the Fifth Amended Complaint, but the District Court denied that motion by order dated January 27, 2010.  In that same order, however, the Court invited the parties to move for summary judgment and set the motions for hearing on May 3, 2010.  NVIDIA intends to prepare and file such a motion.  We continue to believe that there is no merit to Carlyle or CarrAmerica’s remaining claims.

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

While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee’s case still remains pending on appeal.  Accordingly, we have not reversed the accrual of $30.6 million ($5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx) that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Equity-Committee Lawsuit.

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

Rambus Corporation

        On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only document discovery to proceed.  On January 27, 2010, the Court entered an order setting a case management conference for March 12, 2010.

        On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  Rambus has subsequently withdrawn four of the nine patents at issue.  The complaint seeks an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents.  The ITC has instituted the investigation and a hearing was held on October 13-20, 2009.  The Administrative Law Judge issued an Initial Determination on January 22, 2009, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  This decision will be reviewed by the ITC.  The target date by which the ITC will issue its Final Determination is May 24, 2010.

Rambus has also been subject to other proceedings in the European Union.  NVIDIA is not a party to those proceedings.  However, as a result of those proceedings, for a period of five years from the date of the European Union resolution, Rambus must now offer a license to memory controller manufacturers, sellers and or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus' website.   NVIDIA can choose to accept those license terms at any time.

     NVIDIA intends to pursue its offensive and defensive cases vigorously in both actions.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

  On November 19, 2009, the Court issued an order dismissing with prejudice plaintiffs causes of action for Breach of the Implied Warranty under the laws of 27 other states and unjust enrichment, dismissing with leave to amend plaintiffs’ causes of action for Breach of Implied Warranty under California Civil Code Section 1792 and Breach of Warranty under the Magnuson-Moss Warranty Act, and denying NVIDIA’s motion to dismiss as to the other causes of action.  The Court gave plaintiffs until December 14, 2009 to file an amended complaint.  On December 14, 2009, plaintiffs filed a Second Amended Consolidated Complaint, asserting claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California’s Consumer Legal Remedies Act.  The Second Amended Complaint seeks unspecified damages.  On January 19, 2010, we filed a motion to dismiss the Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, and California’s Consumer Legal Remedies Act claims in the Second Amended Consolidated Complaint..  A hearing on this motion is currently scheduled for June 14, 2010.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On December 8, 2009, the District Court appointed Milberg LLP and Kahn Swick & Foti, LLC as co-lead counsel.  On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws ("Consolidated Complaint"), asserting claims for violations of Section 10(b) of the Securities Exchange Act, Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The Consolidated Complaint seeks unspecified compensatory damages.  We filed a motion to dismiss the Consolidated Complaint. A hearing on this motion is currently scheduled for June 14, 2010.

Intel Corporation

On February 17, 2009, Intel Corporation filed suit against NVIDIA Corporation, seeking declaratory and injunctive relief relating to a licensing agreement that the parties signed in 2004.  The lawsuit was filed in Delaware Chancery Court.  Intel seeks an order from the Court declaring that the license does not extend to certain NVIDIA chipset products, and enjoining NVIDIA from stating that it has licensing rights for these products. The lawsuit seeks no damages from NVIDIA.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with certain Intel processors and our competitive position would be harmed.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes

The income tax expense (benefit) applicable to income before income taxes consists of the following:

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
	(In thousands)
Current income taxes:
Federal	$177	$(31)	$(988)
State	438	133	516
Foreign	6,966	8,923	14,665
Total current	7,581	9,025	14,193
Deferred taxes:
Federal	(22,013)	(21,348)	90,178
State	—	—	—
Foreign	866	(1,929)	(1,014)
Total deferred	(21,147)	(23,277)	89,164
Charge in lieu of taxes attributable to employer stock option plans	(741)	1,339	339
Income tax expense (benefit)	$(14,307)	$(12,913)	$103,696

 Income (loss) before income taxes consists of the following:
	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
	(In thousands)
Domestic	$(245,137)	$(174,412)	$6,416
Foreign	162,843	131,458	894,925
	$(82,294)	$(42,954)	$901,341

The income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes as follows:

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
	(In thousands)
Tax expense computed at federal statutory rate	$(28,803)	$(15,034)	$315,470
State income taxes, net of federal tax effect	(196)	957	555
Foreign tax rate differential	26,902	18,875	(178,358)
Research tax credit	(22,270)	(22,766)	(38,857)
Stock-based compensation	10,114	5,342	4,828
Other	(54)	(287)	58
Income tax expense (benefit)	$(14,307)	$(12,913)	$103,696

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 31, 2010	January 25, 2009
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$33,955	$27,593
Accruals and reserves, not currently deductible for tax purposes	14,027	26,015
Property, equipment and intangible assets	35,282	23,935
Research and other tax credit carryforwards	193,528	123,620
Stock-based compensation	40,202	55,680
Gross deferred tax assets	316,994	256,843
Less: valuation allowance	(113,442)	(92,541)
Total deferred tax assets	203,552	164,302
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(211,778)	(223,223)
Net deferred tax asset (liability)	$(8,226)	$(58,921)

 Income tax expense (benefit) as a percentage of income (loss) before taxes, or our annual effective tax rate, was 17.4%, 30.0% and 11.5% for the fiscal years ended January 31, 2010, January 25, 2009 and January 27, 2008, respectively. The difference in the effective tax rates amongst the three years was primarily a result of changes in our geographic mix of income subject to tax, with the additional impact of the federal research tax credit recognized in fiscal years 2010 and 2009 relative to the loss before taxes in such fiscal years.

As of January 31, 2010, we had a valuation allowance of $113.4 million related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period the realization occurred.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $401.5 million as of January 31, 2010. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

 As of January 31, 2010, we had a federal net operating loss carryforward of $1.24 billion, combined state net operating loss carryforwards of $852.3 million, and combined foreign net operating loss carryforwards of $59.7 million. The federal net operating loss carryforwards will expire beginning in fiscal year 2012 and the state net operating loss carryforwards will begin to expire in fiscal year 2011 in accordance with the rules of each particular state.  The foreign net operating loss carryforwards, of which $53.4 million is attributable to Germany, may be carried forward indefinitely, and the remaining amount of $6.3 million relates to other foreign jurisdictions that begin to expire in fiscal year 2011.  As of January 31, 2010, we had federal research tax credit carryforwards of $251.2 million that will begin to expire in fiscal year 2018.  We have other federal tax credit carryforwards of $1.3 million that will begin to expire in fiscal year 2011. The research tax credit carryforwards attributable to states is in the amount of $241.7 million, of which $233.4 million is attributable to the State of California and may be carried over indefinitely, and $8.3 million is attributable to various other states and will expire beginning in fiscal year 2011 according to the rules of each particular state.  We have other state tax credit carryforwards of $5.5 million that will begin to expire in fiscal year 2011 and other foreign tax credit carryforwards of $1.9 million that will begin to expire in fiscal year 2013.  Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances.  Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions.    If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    As of January 31, 2010, United States federal and state income taxes have not been provided on approximately $787.4 million of undistributed earnings of non-United States subsidiaries as such earnings are considered to be indefinitely reinvested.  We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in our foreign subsidiaries as the determination of such amount is not practicable.

    The Company has a tax holiday in effect for its business operations in India which will terminate in March 2011.  This tax holiday provides for a lower rate of taxation on certain classes of income based on various thresholds of investment and employment in such jurisdiction.  For fiscal year 2010, the tax savings of this holiday was approximately $1.1 million with no material per-share impact.

                As of January 31, 2010, we had $109.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  However, included in the unrecognized tax benefits that would affect our effective tax rate if recognized of $109.8 million is $23.6 million and $2.1 million related to state and foreign income tax, respectively, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $109.8 million of unrecognized tax benefits as of January 31, 2010 consists of $42.2 million recorded in non-current income taxes payable and $67.6 million reflected as a reduction to the related deferred tax assets.

   A reconciliation of unrecognized tax benefits is as follows:

	January 31, 2010	January 25, 2009	January 27, 2008
	(In thousands)
Balance at beginning of period	$95,319	$77,791	$57,544
Increases in tax positions for prior years	351	6,297	3,900
Decreases in tax positions for prior years	(131)	(272)	(433)
Increases in tax positions for current year	18,342	13,622	21,716
Settlements	(-)	(181)	(2,445)
Lapse in statute of limitations	(4,116)	(1,938)	(2,491)
Balance at end of period	$109,765	$95,319	$77,791

           We classify an unrecognized tax benefit as a current liability, or as a reduction of the amount of a net operating loss carryforward or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year.  Likewise, the amount is classified as a long-term liability if we anticipate payment or receipt of cash for income taxes during a period beyond a year.

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.  As of January 31, 2010 and January 25, 2009, and January 27, 2008, we had accrued $11.2 million, $11.8 million, and $11.2 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 31, 2010, non-current income taxes payable of $53.4 million consists of unrecognized tax benefits of $42.2 million and the related interest and penalties of $11.2 million.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 31, 2010, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

    We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 31, 2010, the material tax jurisdictions that are subject to examination include the United States, Hong Kong, Taiwan, China, India, and Germany and include our fiscal years 2003 through 2010. As of January 31, 2010, the material tax jurisdictions for which we are currently under examination include India for fiscal years 2003 through 2007 and Germany for fiscal years 2004 through 2006.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15 - Stockholders’ Equity

 Stock Repurchase Program

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during fiscal year 2010. Through January 31, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.

 Please refer to Notes 2 and 3 of these Notes to the Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

    Convertible Preferred Stock

As of January 31, 2010 and January 25, 2009, there were no shares of preferred stock outstanding.

    Common Stock

At the Annual Meeting of Stockholders held on June 19, 2008, our stockholders approved an increase in our authorized number of shares of common stock to 2,000,000,000. The par value of our common stock remained unchanged at $0.001 per share.

Please refer to Note 2 of these Notes to the Consolidated Financial Statements for further discussion regarding the cash tender offer for certain employee stock options completed in March 2009.

Note 16 - Employee Retirement Plans

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

Note 17 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

During the last several fiscal years, we have operated and reported four major product-line operating segments to our CODM: the GPU business, the PSB, the MCP, business, and the CPB. However, effective with the first quarter of fiscal year 2011, we will no longer separate our MCP and GPU operating segments as such segmentation will no longer be reflective of the way we manage those businesses. Our GPU business is comprised primarily of our GeForce products that support desktop and notebook personal computers, or PCs, plus memory products. Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our MCP business, as we have reported it through fiscal year 2010, has been comprised of our ION motherboard GPUs, or mGPU products. Our CPB is comprised of our Tegra mobile brand and products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation, and other such devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

In addition to these operating segments, we have the “All Other” category that includes human resources, legal, finance, general administration, corporate marketing expenses, charges related to the stock option purchase, restructuring charges and certain vendor price credits not allocated to specific operating segments all of which total $386.1 million, $346.1 million and $266.2 million for fiscal years 2010, 2009 and 2008, respectively, that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. “All Other” also includes the results of operations of other miscellaneous reporting segments that are neither individually reportable, nor aggregated with another operating segment.  Revenue in the “All Other” category is primarily derived from sales of components.  Certain prior period amounts have been revised to conform to the presentation of our current fiscal year.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	MCP	CPB	All Other	Consolidated
	(In thousands)
Year Ended January 31, 2010:
Revenue	$1,764,684	$510,223	$871,606	$163,878	$16,054	$3,326,445
Depreciation and amortization expense	$60,102	$20,279	$38,209	$16,710	$61,379	$196,679
Operating income (loss)	$1,456	$190,084	$96,033	$(14,195)	$(372,323)	$(98,945)
Year Ended January 25, 2009:
Revenue	$1,912,262	$693,376	$655,565	$136,334	$27,322	$3,424,859
Depreciation and amortization expense	$55,405	$21,587	$32,442	$19,372	$56,217	$185,023
Operating income (loss)	$122,111	$322,514	$(132,921)	$(24,293)	$(358,111)	$(70,700)
Year Ended January 27, 2008:
Revenue	$2,518,281	$588,358	$710,353	$251,137	$29,731	$4,097,860
Depreciation and amortization expense	$38,272	$9,596	$28,409	$21,482	$37,715	$135,474
Operating income (loss)	$717,985	$305,395	$57,214	$28,104	$(272,352)	$836,346

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Revenue:	(In thousands)
China	$1,304,196	$1,087,739	$1,256,209
Taiwan	883,137	974,077	1,293,645
Other Asia Pacific	406,286	601,480	662,448
Europe	203,760	321,117	438,321
United States	248,793	309,540	341,670
Other Americas	280,273	130,906	105,567
Total revenue	$3,326,445	$3,424,859	$4,097,860

 The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property and equipment and deposits and other assets and exclude goodwill and intangible assets.

	January 31, 2010	January 25, 2009
Long-lived assets:	(In thousands)
United States	$468,568	$500,162
Taiwan	69,051	81,761
China	39,124	42,969
India	32,070	29,639
Europe	5,603	6,865
Other Asia Pacific	370	2,500
Other Americas	-	1,928
Total long-lived assets	$614,786	$665,824

 Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Revenue:
Customer A	12%	7%	5%
Customer B	9%	8%	10%
Customer C	7%	11%	7%

 Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 31, 2010	January 25, 2009
Accounts Receivable:
Customer A	10%	10%
Customer B	10%	18%
Customer C	4%	10%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 18 – Fair Value of Cash Equivalents and Marketable Securities

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

    Financial assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	January 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Other debt securities issued by U.S. Government agencies (1)	$496,205	$-	$496,205	$-
Corporate debt securities (2)	518,220	-	518,220	-
Mortgage-backed securities issued by Government-sponsored entities (3)	166,353	-	166,353	-
Money market funds (4)	94,339	81,380		12,959
		-		-
Debt securities issued by United States Treasury (5)	317,839	-	317,839	-
Asset-backed securities (3)	17	-	17	-
Total assets	$1,592,973	$81,380	$1,498,634	$12,959

(1)  Includes $92.7.million in Cash Equivalents and $403.5million in Marketable Securities on the Consolidated Balance Sheet.
(2)  Includes $72.4 million in Cash Equivalents and $445.8 million in Marketable Securities on the Consolidated Balance Sheet.
(3)  Included in Marketable Securities on the Consolidated Balance Sheet.
(4)  Includes $81.3 million in Cash Equivalents and $13.0 million in Marketable Securities on the Consolidated Balance Sheet.
(5)  Includes $65.5 million in Cash Equivalents and $252.3 million in Marketable Securities on the Consolidated Balance Sheet.

For our money market funds that were held by the International Reserve Fund at January 31, 2010, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. As the International Reserve Fund has halted redemption requests and is currently believed to be holding all of their securities until maturity, we valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that had filed for bankruptcy during fiscal year 2009 and, as such, our valuation of those securities was zero. The net result was that, during the third quarter of fiscal year 2009, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value and we recorded an other than temporary impairment charge of $5.6 million as a result of credit loss. The $18.7 million value of our holdings in the International Reserve Fund as of January 31, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs (in thousands):

Year ended January 31, 2010
Balance, beginning of period	$124,400
Transfer into Level 3	-
Other than temporary impairment	-
Redemption of funds	(111,441)
Balance, end of period	$12,959

 Total financial assets at fair value classified within Level 3 were 0.4% of total assets on our Consolidated Balance Sheet as of January 31, 2010.

Note 19 – Subsequent Event

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010.  Through January 31, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2010.  On March 16, 2010, our Board of Directors further authorized an extension of the stock repurchase program from May 2010 to May 2013.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

Note 20 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters ended January 31, 2010.

	Fiscal Year 2010 Quarters Ended
	January 31, 2010	October 25, 2009 (A)	July 26, 2009 (B, C)	April 26, 2009 (D)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$982,488	$903,206	$776,520	$664,231
Cost of revenue	$543,767	$511,423	$619,797	$474,535
Gross profit	$438,721	$391,783	$156,723	$189,696
Net income (loss)	$131,076	$107,577	$(105,302)	$(201,338)
Basic net income (loss) per share	$0.24	$0.20	$(0.19)	$(0.37)
Diluted net income (loss) per share	$0.23	$0.19	$(0.19)	$(0.37)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year 2009 Quarters Ended
	January 25, 2009 (E, F)	October 26, 2008 (G, H)	July 27, 2008 (I)	April 27, 2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$481,140	$897,655	$892,676	$1,153,388
Cost of revenue	$339,474	$529,812	$742,759	$638,545
Gross profit	$141,666	$367,843	$149,917	$514,843
Net income (loss)	$(147,665)	$61,748	$(120,929)	$176,805
Basic net income (loss) per share	$(0.27)	$0.11	$(0.22)	$0.32
Diluted net income (loss) per share	$(0.27)	$0.11	$(0.22)	$0.30

(A)
Included $25.1 million benefit from an insurance provider as reimbursement for some claims against us towards the cost arising from a weak die/packaging material set. Portions of the reimbursement are allocated to cost of revenue ($24.1 million) and legal expense ($1.0 million).

(B)	Included $164.4 million warranty charge against cost of revenue arising from a weak die/packaging material set.
(C)
 Included $45.4 million benefit from an insurance provider as reimbursement for some claims against us towards the cost arising from a weak die/packaging material set.  Portions of the reimbursement are allocated to cost of revenue ($44.5 million) and legal expense ($0.9 million).

(D)
Included non-recurring charges of $140.2 million for the stock option purchase completed in March 2009 related to personnel associated with cost of revenue, research and development and sales, general and administrative of $11.4 million, $90.5 million, and $38.3 million, respectively.

(E)	Included $18.9 million for a non-recurring charge related to a termination of development contract related to a new campus construction project we have put on hold.
(F)	Included $8.0 million benefit from an insurance provider as reimbursement for some claims against us towards the cost arising from a weak die/packaging material set.
(G)	Included $4.5 million charge towards non-recurring charge related to a royalty dispute.
(H)	Included $8.3 million towards restructuring charges.
(I)	Included $196.0 million warranty charge against cost of revenue arising from a weak die/packaging material set.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 31, 2010
Allowance for doubtful accounts	$1,062	$550	(1)	$(651	) (2)	$961
Sales return allowance	$17,336	$24,790	(3)	$(26,757	) (4)	$15,369
Deferred tax valuation allowance	$92,541	$20,901	(5)	$-		$113,442

Year ended January 25, 2009
Allowance for doubtful accounts	$968	$608	(1)	$(514	) (2)	$1,062
Sales return allowance	$18,724	$27,859	(3)	$(29,247	) (4)	$17,336
Deferred tax valuation allowance	$82,522	$10,019	(5)	$-		$92,541

Year ended January 27, 2008
Allowance for doubtful accounts	$1,271	$505	(1)	$(808)	(2)	$968
Sales return allowance	$14,478	$25,536	(3)	$(21,290	) (4)	$18,724
Deferred tax valuation allowance	$68,563	$13,959	(5)	$-		$82,522

(1) Allowances for doubtful accounts are charged to expenses.
(2) Represents uncollectible accounts written off against the allowance for doubtful accounts.
(3) Represents allowance for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.
(4) Represents allowance for sales returns written off.
(5) Represents change in valuation allowance primarily related to state deferred tax assets that management has determined not likely to be realized due, in part, to projections of future state taxable income.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of February 12, 2009	8-K	0-23985	3.1	2/19/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1	4/3/2006
10.7+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/2004
10.8+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/2004
10.9+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/2004
10.10+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2	5/22/2008
10.11+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006
10.12+	2000 NonStatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006
10.13+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007
10.14+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.15+	2007 Equity Incentive Plan	8-K	0-23985	10.1	6/27/2007
10.16+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)	10-Q	0-23985	10.2	8/22/2007
10.17+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service)	10-Q	0-23985	10.3	8/22/2007
10.18+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant – Board Service)	10-Q	0-23985	10.4	8/22/2007
10.19+	2007 Equity Incentive Plan – Non-Statutory Stock Option (Annual Grant - Board and Committee Service)	10-Q	0-23985	10.1	8/20/2009
10.20+*	2007 Equity Incentive Plan - Non Statutory Stock Option
10.21+*	2007 Equity Incentive Plan - Incentive Stock Option
10.22+*	2007 Equity Incentive Plan – Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement
10.23+	Fiscal Year 2009 Variable Compensation Plan	8-K	0-23985	10.1	4/5/2007
10.24+	Fiscal Year 2010 Variable Compensation Plan	8-K	0-23985	10.1	4/8/2009
10.25+	David L. White Offer Letter, dated January 28, 2009	8-K	0-23985	10.1	2/27/2009
10.26	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.27	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.28	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.29	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.30	Amended and Restated Agreement of Purchase and Sale by and between Harvest-Granite San Tomas LLC and Harvest 2400, LLC dated January 31, 2008	10-Q	0-23985	10.3	5/22/2008
21.1*	List of Registrant’s Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*±	XBRL Instance Document
101.SCH*±	XBRL Taxonomy Extension Schema Document
101.CAL*±	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*±	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*±	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*±	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

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

± Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

 Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2010.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2010
Jen-Hsun Huang
/s/ DAVID L. WHITE	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2010
David L. White
/s/ TENCH COXE	Director	March 17, 2010
Tench Coxe
/s/ MARK STEVENS	Director	March 17, 2010
Mark Stevens
/s/ JAMES C. GAITHER	Director	March 17, 2010
James C. Gaither
/s/ HARVEY C. JONES	Director	March 17, 2010
Harvey C. Jones
/s/ MARK L. PERRY	Director	March 17, 2010
Mark L. Perry
/s/ WILLIAM J. MILLER	Director	March 17, 2010
William J. Miller
/s/ A. BROOKE SEAWELL	Director	March 17, 2010
A. Brooke Seawell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Bylaws of NVIDIA Corporation, Amended and Restated as of February 12, 2009	8-K	0-23985	3.1	2/19/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1	4/3/2006
10.7+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/2004
10.8+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/2004
10.9+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/2004
10.10+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2	5/22/2008
10.11+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006
10.12+	2000 NonStatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006
10.13+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007
10.14+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.15+	2007 Equity Incentive Plan	8-K	0-23985	10.1	6/27/2007
10.16+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)	10-Q	0-23985	10.2	8/22/2007
10.17+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service)	10-Q	0-23985	10.3	8/22/2007
10.18+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant – Board Service)	10-Q	0-23985	10.4	8/22/2007
10.19+	2007 Equity Incentive Plan – Non-Statutory Stock Option (Annual Grant - Board and Committee Service)	10-Q	0-23985	10.1	8/20/2009
10.20+*	2007 Equity Incentive Plan - Non Statutory Stock Option
10.21+*	2007 Equity Incentive Plan - Incentive Stock Option
10.22+*	2007 Equity Incentive Plan – Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement
10.23+	Fiscal Year 2009 Variable Compensation Plan	8-K	0-23985	10.1	4/5/2007
10.24+	Fiscal Year 2010 Variable Compensation Plan	8-K	0-23985	10.1	4/8/2009
10.25+	David L. White Offer Letter, dated January 28, 2009	8-K	0-23985	10.1	2/27/2009
10.26	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.27	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.28	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.29	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.30	Amended and Restated Agreement of Purchase and Sale by and between Harvest-Granite San Tomas LLC and Harvest 2400, LLC dated January 31, 2008	10-Q	0-23985	10.3	5/22/2008
21.1*	List of Registrant’s Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*±	XBRL Instance Document
101.SCH*±	XBRL Taxonomy Extension Schema Document
101.CAL*±	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*±	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*±	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*±	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

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

± Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

 Copies of above exhibits not contained herein are available to any stockholder upon written request to: Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.