Form 10-Q
period 2010-05-02
NVIDIA CORP
filed 2010-05-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2010

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
Yes ☐ No ☒

        The number of shares of common stock, $0.001 par value, outstanding as of May 17, 2010 was 572.2 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MAY 2, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	May 2, 2010	April 26, 2009
Revenue	$1,001,813	$664,231
Cost of revenue	545,436	474,535
Gross profit	456,377	189,696
Operating expenses:
Research and development	218,105	301,797
Sales, general and administrative	90,879	118,864
Total operating expenses	308,984	420,661
Income (loss) from operations	147,393	(230,965)
Interest income	5,571	6,124
Other income (expense), net	(2,239)	20
Income (loss) before income tax expense (benefit)	150,725	(224,821)
Income tax expense (benefit)	13,131	(23,483)
Net income (loss)	$137,594	$(201,338)

Basic income (loss) per share	$0.24	$(0.37)
Shares used in basic per share computation	567,183	542,307

Diluted income (loss) per share	$0.23	$(0.37)
Shares used in diluted per share computation	590,997	542,307

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	May 2, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$447,262	$447,221
Marketable securities	1,317,634	1,281,006
Accounts receivable, net	529,663	374,963
Inventories	388,139	330,674
Prepaid expenses and other	35,530	38,214
Deferred income taxes	8,752	8,752
Total current assets	2,726,980	2,480,830
Property and equipment, net	548,916	571,858
Goodwill	369,844	369,844
Intangible assets, net	115,423	120,458
Deposits and other assets	41,867	42,928
Total assets	$3,803,030	$3,585,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362,740	$344,527
Accrued liabilities and other	402,553	439,851
Total current liabilities	765,293	784,378
Other long-term liabilities	152,994	111,950
Capital lease obligations, long term	24,098	24,450
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock	—	—
Common stock	663	653
Additional paid-in capital	2,288,989	2,219,401
Treasury stock, at cost	(1,473,655)	(1,463,268)
Accumulated other comprehensive income	10,872	12,172
Retained earnings	2,033,776	1,896,182
Total stockholders' equity	2,860,645	2,665,140
Total liabilities and stockholders' equity	$3,803,030	$3,585,918

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	May 2, 2010	April 26, 2009
Cash flows from operating activities:
Net income (loss)	$137,594	$(201,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense related to stock option purchase	-	135,735
Depreciation and amortization	47,147	50,658
Stock based compensation expense	25,177	34,113
Tax benefit from stock options	-	(7,595)
Other	2,493	1,474
Deferred income taxes	14,398	(15,378)
Payments under patent licensing arrangement	(519)	(88)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(155,011)	14,171
Inventories	(56,816)	211,233
Prepaid expenses and other current assets	2,685	5,414
Deposits and other assets	1,061	(4,969)
Accounts payable	16,822	7,250
Accrued liabilities and other long-term liabilities	(40,428)	(88,552)
Net cash provided by (used in) operating activities	(5,397)	142,128
Cash flows from investing activities:
Purchases of marketable securities	(226,963)	(215,088)
Proceeds from sales and maturities of marketable securities	186,701	226,960
Purchases of property and equipment and intangible assets	(17,080)	(20,777)
Net cash provided by (used in) investing activities	(57,342)	(8,905)
Cash flows from financing activities:
Payments related to stock option purchase	-	(78,075)
Proceeds from issuance of common stock under employee stock plans	63,062	39,660
Payments under capital lease obligations	(282)	(222)
Net cash provided by (used in) financing activities	62,780	(38,637)
Change in cash and cash equivalents	41	94,586
Cash and cash equivalents at beginning of period	447,221	417,688
Cash and cash equivalents at end of period	$447,262	$512,274

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,089	$919
Cash paid for interest on capital lease obligations	$795	$-
Other non-cash activities:
Change in unrealized gains from marketable securities	$(1,298)	$1,066
Assets acquired by assuming related liabilities	$1,568	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Fiscal year

We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal year 2011 is a 52-week year, compared to fiscal year 2010, which was a 53-week year. The first quarter of fiscal years 2011 and 2010 are both 13-week quarters.

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

    Inventories

    Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped, so if actual market conditions are more favorable in the fiscal periods subsequent to that in which we record larger than normal inventory reserves, we may have higher gross margins when products are sold. Sales of such products did not have a significant impact on our gross margin for the three months ended May 2, 2010.

 Adoption of New Accounting Pronouncements

Variable Interest Entities

During the first quarter of fiscal year 2011, we adopted new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs, including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs.  The adoption of this new accounting guidance did not have a material impact on our consolidated financial position, results of operations or financial condition.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Improving Disclosures About Fair Value Measurements

During the first quarter of fiscal year 2011, we adopted new accounting guidance which amended the existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The adoption of this new accounting guidance impacts only disclosure requirements and did not have an impact on our consolidated financial position, results of operations or financial condition.

Revenue Recognition

In September 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, the FASB also issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009.

We elected to early adopt this accounting guidance at the beginning the first quarter of fiscal year 2011 on a prospective basis and we did not have a significant change in the units of accounting, allocation methodology, or timing of revenue recognition.  As a result, the adoption of these accounting standards did not have a material impact on our consolidated financial position, results of operations or financial condition.

Recently Issued Accounting Pronouncements

During the three months ended May 2, 2010, there has been no recent issuance of accounting pronouncements as compared to those described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2010, that are of significance, or have potential material significance to us.

Note 2 – Stock Option Purchase

During the three months ended April 26, 2009, we completed a cash tender offer for certain employee stock options. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, were eligible to participate in the tender offer. All eligible options with exercise prices equal to or greater than $17.50 per share but less than $28.00 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices equal to or greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option.

Our consolidated statement of operations for the three months ended April 26, 2009 includes stock-based compensation charges related to the stock option purchase (in thousands):

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

In addition to the stock-based compensation expense related to our cash tender offer to purchase certain employee stock options as described in Note 2 – Stock Option Purchase, our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:
	Three Months Ended
	May 2, 2010	April 26, 2009
	(In thousands)
Cost of revenue	$1,803	$2,230
Research and development	14,614	21,270
Sales, general and administrative	8,760	10,613
Total	$25,177	$34,113

 During the three months ended May 2, 2010 and April 26, 2009, we granted approximately 2.4 million and 4.9 million stock options, respectively, with an estimated total grant-date fair value of $17.6 million and $27.0 million, respectively, and a per option weighted average grant-date fair value of $7.47 and $5.45, respectively. During the three months ended May 2, 2010 and April 26, 2009, we granted approximately 2.7 million and 4.6 million RSUs, with an estimated total grant-date fair value of $48.5 million and $46.4 million, respectively, and a per RSU weighted average grant-date fair value of $17.94 and $10.17, respectively.

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $12.2 million and $11.8 million for the three months ended May 2, 2010 and April 26, 2009, respectively.  As of May 2, 2010 and April 26, 2009, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $159.2 million and $130.1 million, respectively, adjusted for estimated forfeitures.  As of May 2, 2010 and April 26, 2009, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 1.8 years and 2.2 years, respectively. As of May 2, 2010 and April 26, 2009, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.4 years and 2.9 years, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Three Months Ended
	May 2, 2010	April 26, 2009
Stock Options	(Using a binomial model)
Weighted average expected life of stock options (in years)	3.8 - 5.7	3.8 - 5.8
Risk free interest rate	2.7% - 3.0%	1.8% - 2.2%
Volatility	43% - 47%	65% - 72%
Dividend yield	-	-

Three Months Ended
	May 2, 2010	April 26, 2009
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	0.2% - 0.8%	0.5% - 1.0%
Volatility	45%	73%
Dividend yield	-	-

Equity Award Activity

The following summarizes the stock option and RSU activities under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 31, 2010	58,348	$11.30
Granted	2,353	$18.01
Exercised	(6,292)	$8.24
Cancelled	(167)	$12.01
Balances, May 2, 2010	54,242	$11.94

	RSUs	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 31, 2010	7,489	$12.28
Granted	2,700	$17.94
Vested	(1,553)	$10.17
Cancelled	(116)	$14.12
Balances, May 2, 2010	8,520	$14.44

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the stock options and RSUs, or equity awards, available for grant under our equity incentive plans (in thousands):

Balances, January 31, 2010	44,022
Stock options:
Granted	(2,353)
Cancelled	167
Restricted Stock Units:
Granted	(2,700)
Cancelled	116
Balances, May 2, 2010	39,252

Note 4 – Net Income (Loss) Per Share

       The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended
	May 2, 2010	April 26, 2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$137,594	$(201,338)
Denominator:
Denominator for basic net income (loss) per share, weighted average shares	567,183	542,307
Effect of dilutive securities:
Stock options outstanding	23,814	-
Denominator for diluted net income (loss) per share, weighted average shares	590,997	542,307

Net income (loss) per share:
Basic net income (loss) per share	$0.24	$(0.37)
Diluted net income (loss) per share	$0.23	$(0.37)

Diluted net income (loss) per share for the three months ended May 2, 2010 does not include the effect of anti-dilutive common equivalent shares from stock options and RSUs outstanding of 14.7 million.  All of our outstanding stock options were anti-dilutive during the three months ended April 26, 2009, and excluded from the computation of diluted earnings per share due to the net loss for three months ended April 26, 2009.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Income Taxes

We recognized income tax expense (benefit) of $13.1 million and ($23.5) million for the three months ended May 2, 2010 and April 26, 2009, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was 8.7% and (10.5%) for the three months ended May 2, 2010 and April 26, 2009, respectively.

Our effective tax rate on income before tax for the three months ended May 2, 2010 was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our annual projected effective tax rate as of the first quarter of fiscal year 2011 of 15.4% differs from our effective tax rate for the three months ended May 2, 2010 of 8.7% due to favorable discrete events in the quarter primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.  The U.S. federal research tax credit expired on December 31, 2009.  We will recognize the tax benefit of the U.S. federal research tax credit if and when reenacted into law.

The expected tax benefit derived from our loss before tax for the first three months of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of (10.5%) due primarily to permanent tax differences related to stock-based compensation, including with respect to our stock option purchase completed in the first quarter of 2010, losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.

For the three months ended May 2, 2010, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 31, 2010, other than the recognition of tax benefits related to the expiration of statutes of limitations in certain non-U.S. jurisdictions in the three months ended May 2, 2010.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of May 2, 2010, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

We performed an impairment review of our investment portfolio as of May 2, 2010. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first three months of fiscal year 2011.  We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of May 2, 2010. The following is a summary of cash equivalents and marketable securities at May 2, 2010 and January 31, 2010:

	May 2, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$453,711	$2,229	$(55)	$455,885
Corporate debt securities	497,606	3,182	(162)	500,626
Mortgage backed securities issued by United States government-sponsored enterprises	155,743	4,881	-	160,624
Money market funds	31,850	-	-	31,850
Debt securities issued by United States Treasury	348,372	1,068	(16)	349,424
Total	$1,487,282	$11,360	$(233)	$1,498,409
Classified as:
Cash equivalents				$180,775
Marketable securities				1,317,634
Total				$1,498,409
	January 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$492,628	$3,606	$(29)	$496,205
Corporate debt securities	514,200	4,064	(44)	518,220
Mortgage backed securities issued by United States government-sponsored enterprises	162,693	3,674	(13)	166,353
Money market funds	94,339	-	-	94,340
Debt securities issued by United States Treasury	316,520	1,318	-	317,838
Asset-backed securities	17	-	-	17
Total	$1,580,397	$12,662	$(86)	$1,592,973
Classified as:
Cash equivalents				$311,967
Marketable securities				1,281,006
Total				$1,592,973

            The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments, are classified as available-for-sale at May 2, 2010 and January 31, 2010 and are shown below by contractual maturity.

	May 2, 2010		January 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$805,996	$808,990	$785,642	$788,825
Due in 1 - 5 years	600,038	605,691	729,885	738,124
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	81,248	83,728	64,870	66,024
Total	$1,487,282	$1,498,409	$1,580,397	$1,592,973

Net realized gains were not significant for the three months ended May 2, 2010 and April 26, 2009.  As of May 2, 2010, we had a net unrealized gain of $11.1 million, which was comprised of gross unrealized gains of $11.4 million, offset by $0.3 million of gross unrealized losses.  As of January 31, 2010, we had a net unrealized gain of $12.6 million, which was comprised of gross unrealized gains of $12.7 million, offset by $0.1 million of gross unrealized losses.

As of May 2, 2010, we held a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $13.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. The International Reserve Fund was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $13.0 million value of our holdings in the International Reserve Fund as of May 2, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. The $111.4 million we received was our portion of a payout of approximately 85.6% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund had matured by October 2009. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits.  We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three months ended May 2, 2010.  Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Financial assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	May 2, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Other debt securities issued by United States government agencies (1)	$455,885	$-	$455,885	$-
Corporate debt securities (2)	500,626	-	500,626	-
Debt securities issued by United States Treasury (3)	349,424	-	349,424	-
Money market funds (4)	31,850	18,891	-	12,959
Mortgage-backed securities issued by government-sponsored entities (5)	160,624	-	160,624	-
Total assets	$1,498,409	$18,891	$1,466,559	$12,959

(1)             Includes $66.6 million in Cash and cash equivalents and $389.3 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(2)             Includes $41.7million in Cash and cash equivalents and $458.9 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(3)             Includes $53.6 million in Cash and cash equivalents and $295.8 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(4)             Includes $18.9 million in Cash and cash equivalents and $13.0 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(5)             Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

      For our money market funds that were held by the International Reserve Fund at May 2, 2010, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. The International Reserve Fund has halted redemption requests due to pending litigation.  All of the underlying securities held by the International Reserve Fund had matured by October 2009.  We valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that had filed for bankruptcy during fiscal year 2009 and, as such, our valuation of those securities was zero. The net result was that, during the third quarter of fiscal year 2009, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value and we recorded an other than temporary impairment charge of $5.6 million as a result of credit loss. The $13.0 million value of our holdings in the International Reserve Fund as of May 2, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of the International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

    Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs (in thousands):

Balance, beginning of period, January 31, 2010	$12,959
Transfer into Level 3	-
Other than temporary impairment	-
Redemption of funds	-
Balance, end of period, May 2, 2010	$12,959

Total financial assets at fair value classified within Level 3 were 0.3% of total assets on our Condensed Consolidated Balance Sheet as of May 2, 2010.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 12 of these Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	-
Total	$99,161

Note 9 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	May 2, 2010			January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$135,629	$(51,806)	$83,823	$135,112	$(48,337)	$$86,775
Acquired intellectual property	75,339	(52,657)	22,682	75,339	(49,838)	25,501
Patents	20,848	(11,930)	8,918	19,347	(11,165)	8,182
Total intangible assets	$231,816	$(116,393)	$115,423	$229,798	$(109,340)	$$120,458

    Amortization expense associated with intangible assets was $7.1 million and $8.3 million for the three months ended May 2, 2010 and April 26, 2009, respectively.  Future amortization expense related to the net carrying amount of intangible assets at May 2, 2010 is estimated to be $21.3 million for the remainder of fiscal 2011, $26.4 million in fiscal 2012, $19.4 million in fiscal 2013, $14.9 million in fiscal 2014, $14.7 million in fiscal 2015, and a total of $18.7 million in fiscal 2016 and fiscal years subsequent of fiscal 2016.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:
	May 2, 2010	January 31, 2010
Inventories:	(In thousands)
Raw materials	$111,082	$76,935
Work in-process	64,607	67,502
Finished goods	212,450	186,237
Total inventories	$388,139	$330,674

At May 2, 2010, we had outstanding inventory purchase obligations totaling approximately $648.1 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	May 2, 2010	January 31, 2010
Prepaid Expenses and Other	(In thousands)
Prepaid maintenance	$12,425	$15,153
Prepaid insurance	6,938	5,389
Prepaid taxes	3,574	3,574
Prepaid rent	3,337	3,352
Other	9,256	10,746
Total prepaid expenses and other	$35,530	$38,214

	May 2, 2010	January 31, 2010
	(In thousands)
Accrued Liabilities:
Accrued customer programs (1)	$239,050	$212,107
Warranty accrual (2)	47,563	92,655
Accrued payroll and related expenses	41,626	54,915
Accrued legal settlement (3)	30,600	30,600
Deferred rent	9,544	10,245
Deferred revenue	10,334	9,379
Other	23,836	29,950
Total accrued liabilities and other	$402,553	$439,851

(1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2) Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
(3) Please refer to Note 8 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	May 2, 2010	January 31, 2010
	(In thousands)
Other Long-term Liabilities:
Deferred income tax liability	$61,815	$17,739
Income taxes payable, long term	50,774	53,397
Asset retirement obligation	10,815	10,638
Other long-term liabilities	29,590	30,176
Total other long-term liabilities	$152,994	$111,950

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Guarantees

   U.S. generally accepted accounting principles, or U.S. GAAP, require that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, U.S. GAAP requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

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

As of May 2, 2010, our Condensed Consolidated Balance Sheet included an accrued liability to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and graphics processing unit, or GPU, products used in notebook configurations.  During fiscal years 2010 and 2009, we recorded a warranty charge against cost of revenue of $360.4 million for related estimated costs, offset by reimbursements from insurance carriers of $75.3 million.  The weak die/packaging material combination is not used in any of our products that are currently in production.

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

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of these Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation.

 Accrual for estimated product returns and product warranty liabilities

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product returns and estimated product warranty liabilities for the three months ended May 2, 2010 and April 26, 2009 are as follows:

	May 2, 2010	April 26, 2009
	(In thousands)
Balance at beginning of period (1)	$92,655	$150,629
Additions	1,170	1,325
Deductions (2)	(46,262)	(39,938)
Balance at end of period	$47,563	$112,016

(1) Includes $88,065 for the three months ended May 2, 2010 and $145,686 for the three months ended April 26, 2009 for incremental repair and replacement costs from a weak die/packaging material set.
(2) Includes $36,928 for the three months ended May 2, 2010 and $31,175 for the three months ended April 26, 2009 in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12 - Commitments and Contingencies

3dfx

On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx’s October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx’s former landlords, one by 3dfx’s bankruptcy trustee and the fourth by a committee of 3dfx’s equity security holders in the bankruptcy estate.  As of May 2, 2010, the landlord suits and the bankruptcy trustee suit remain subject to ongoing litigation.

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

The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle will withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009.  The parties subsequently filed a stipulation requesting that the District Court vacate the May 18, 2009 Case Management Conference date and other deadlines until after Bankruptcy Court rendered its decision.  At a hearing on May 13, 2009, the Bankruptcy Court ruled that the Trustee had not abandoned any claims against us, and denied the Trustee's Notice of Intention to Compromise Controversy with Carlyle Fortran Trust without prejudice.   Carlyle filed a motion in the District Court for leave to file an interlocutory appeal from the order denying the Notice, which was denied on November 12, 2009.   On January 13, 2010, the District Court, of its own accord, reconsidered and reversed its decision denying Carlyle’s motion for leave to file an interlocutory appeal, and set the interlocutory appeal for hearing on April 26, 2010.  Carlyle’s interlocutory appeal was argued on April 26, 2010, and is currently under submission.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On July 7, 2009, the parties attended a Case Management Conference in the District Court for both the CarrAmerica and the Carlyle cases.  On July 8, 2009, the District Court issued an order requiring that CarrAmerica file an amended complaint on or before August 10, 2009. CarrAmerica filed its amended complaint on August 10, 2009, alleging claims for interference with contractual relations, fraud, conspiracy, and tort of another. Thereafter, we filed motions directed at dismissing that Fourth Amended Complaint, and CarrAmerica responded by filing a Fifth Amended Complaint.  NVIDIA moved to dismiss the Fifth Amended Complaint, but the District Court denied that motion by order dated January 27, 2010.  In that same order, however, the Court invited the parties to move for summary judgment and set the motions for hearing on May 3, 2010.  NVIDIA filed a motion for summary judgment on CarrAmerica’s claims on March 29, 2010, and a hearing was held on May 3, 2010.  The motion is currently under submission.  We continue to believe that there is no merit to Carlyle or CarrAmerica’s remaining claims.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    Rambus Corporation

   On July 10, 2008, Rambus Corporation, or Rambus, filed suit against NVIDIA Corporation, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only document discovery to proceed.  On January 27, 2010, the Court entered an order setting a case management conference for March 12, 2010 which has now been continued to June, 2010.

    On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  Rambus has subsequently withdrawn four of the nine patents at issue.  The complaint seeks an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents.  The ITC has instituted the investigation and a hearing was held on October 13-20, 2009.  The Administrative Law Judge issued an Initial Determination on January 22, 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  This decision will be reviewed by the ITC.  The target date by which the ITC will issue its Final Determination is May 24, 2010.

    NVIDIA also sought reexamination of the patents asserted in the ITC, as well as other patents, in the United States Patent and Trademark Office, or USPTO.  Proceedings are underway with respect to all challenged patents.  With respect to the claims asserted in the ITC, the USPTO has issued a preliminary ruling invalidating many of the claims.  The USPTO has issued "Right to Appeal Notices" for the three patents found by the administrative law judge to be valid, enforceable and infringed.  In the Right to Appeal Notices, the USPTO Examiner has cancelled all asserted claims of one of the patents and allowed the asserted claims on the other two patents.  Rambus and NVIDIA are both seeking review of the USPTO Examiner's adverse findings.  NVIDIA intends to pursue its offensive and defensive cases vigorously in both actions.

    Rambus has also been subject to an investigation in the European Union.  NVIDIA was not a party to that investigation.  However, as a result of Rambus’ commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers and or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus' website, or the Required Rambus License.   NVIDIA can choose to accept those license terms at any time.

   In the event that the Final Determination issued by the ITC results in an exclusion order barring the importation of certain of our products into the U.S., we may choose to accept the Required Rambus License terms. If we do choose to accept the Required Rambus License terms, we will be obligated to pay a prospective royalty to Rambus for at least one year.  The Required Rambus License has a stated royalty rate of up to 2% of net sales of certain products, with a cap of $0.40 per unit.  As a result, we believe that if we do choose to accept the Required Rambus License terms, the impact on our ongoing overall gross margin, depending on product mix, would range from insignificant to 0.9% of a gross margin point.

   Product Defect Litigation and Securities Cases

  In September, October and November 2008, several putative consumer class action lawsuits were filed against us, asserting various claims arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook configurations.  Most of the lawsuits were filed in Federal Court in the Northern District of California, but three were filed in state court in California, in Federal Court in New York, and in Federal Court in Texas.  Those three actions have since been removed or transferred to the United States District Court for the Northern District of California, San Jose Division, where all of the actions now are currently pending.  The various lawsuits are titled Nakash v. NVIDIA Corp., Feinstein v. NVIDIA Corp., Inicom Networks, Inc. v. NVIDIA Corp. and Dell, Inc. and Hewlett Packard, Olivos v. NVIDIA Corp., Dell, Inc. and Hewlett Packard, Sielicki v. NVIDIA Corp. and Dell, Inc., Cormier v. NVIDIA Corp., National Business Officers Association, Inc. v. NVIDIA Corp., and West v. NVIDIA Corp.  The First Amended Complaint was filed on October 27, 2008, which no longer asserted claims against Dell, Inc.  The various complaints assert claims for, among other things, breach of warranty, violations of the Consumer Legal Remedies Act, Business & Professions Code sections 17200 and 17500 and other consumer protection statutes under the laws of various jurisdictions, unjust enrichment, and strict liability.

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

On August 19, 2009, we filed a motion to dismiss the Amended Consolidated Complaint, and the Court heard arguments on that motion on October 19, 2009.  On November 19, 2009, the Court issued an order dismissing with prejudice plaintiffs causes of action for Breach of the Implied Warranty under the laws of 27 other states and unjust enrichment, dismissing with leave to amend plaintiffs’ causes of action for Breach of Implied Warranty under California Civil Code Section 1792 and Breach of Warranty under the Magnuson-Moss Warranty Act, and denying NVIDIA’s motion to dismiss as to the other causes of action.  The Court gave plaintiffs until December 14, 2009 to file an amended complaint.  On December 14, 2009, plaintiffs filed a Second Amended Consolidated Complaint, asserting claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California’s Consumer Legal Remedies Act.  The Second Amended Complaint seeks unspecified damages.  On January 19, 2010, we filed a motion to dismiss the Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, and California’s Consumer Legal Remedies Act claims in the Second Amended Consolidated Complaint.  A hearing on this motion is currently scheduled for June 14, 2010.  In addition, on April 1, 2010, Plaintiffs filed a motion to certify a class consisting of all people who purchased computers containing certain of our MCP and GPU products.  On May 3, 2010, we filed an opposition to Plaintiffs’ motion for class certification.  A hearing on this motion is currently scheduled for June 14, 2010.

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

On December 8, 2009, the District Court appointed Milberg LLP and Kahn Swick & Foti, LLC as co-lead counsel.  On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws ("Consolidated Complaint"), asserting claims for violations of Section 10(b) of the Securities Exchange Act, Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The Consolidated Complaint seeks unspecified compensatory damages.  We filed a motion to dismiss the Consolidated Complaint.  On March 19, 2010 the consolidated securities class action was transferred from Judge Ware to the Honorable Judge Richard Seeborg.  A hearing on our motion to dismiss is currently scheduled for June 24, 2010 before Judge Seeborg.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intel Corporation

On February 17, 2009, Intel Corporation filed suit against NVIDIA Corporation, seeking declaratory and injunctive relief relating to a license agreement that the parties signed in 2004.  The lawsuit was filed in Delaware Chancery Court.  Intel seeks an order from the Court declaring that the license does not extend to certain NVIDIA chipset products, and enjoining NVIDIA from stating that it has license rights for these products. The lawsuit seeks no damages from NVIDIA.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with certain Intel processors and our competitive position would be further harmed.

On March 23, 2009, we filed our answer to Intel's complaint and also asserted counterclaims for declaratory relief, injunctive relief, breach of contract, and breach of the implied covenant of good faith and fair dealing.  Our counterclaims seek an order declaring that NVIDIA has the right to sell certain chipset products with Intel's processors under the 2004 license agreement, and enjoining Intel from interfering with NVIDIA's license rights.  In addition, the counterclaims seek a finding that Intel has materially breached its obligations under the 2004 license agreement, and requests various remedies for that breach, including termination of Intel's cross licensing rights.  On April 16, 2009, Intel filed its answer to our counterclaims.

Discovery is proceeding and trial is currently scheduled for August 23, 2010, however the Court has scheduled a status conference for June 7, 2010 to address whether the trial date should be changed.  NVIDIA disputes Intel’s claims and intends to vigorously defend these claims, as well as pursue its counterclaims.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Stockholders’ Equity

 Stock Repurchase Program

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three months ended May 2, 2010 and April 26, 2009. Through May 2, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of May 2, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2013.

    Convertible Preferred Stock

As of May 2, 2010 and January 31, 2010, there were no shares of preferred stock outstanding.

    Common Stock

At the Annual Meeting of Stockholders held on June 19, 2008, our stockholders approved an increase in our authorized number of shares of common stock to 2,000,000,000. The par value of our common stock remained unchanged at $0.001 per share.

Please refer to Note 2 of these Notes to the Condensed Consolidated Financial Statements for further discussion regarding the cash tender offer for certain employee stock options completed in March 2009.

Note 14 - Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	May 2, 2010	April 26, 2009
	(In thousands)
Net income (loss)	$137,594	$(201,338)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(1,084)	1,609
Reclassification adjustments for net realized gains (losses) on available-for-sale securities included in net income (loss), net of tax	(214)	(543)
Total comprehensive income (loss)	$136,296	$(200,272)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal year 2011, we began reporting internally the results of our former MCP segment along with the results of our GPU segment to reflect the way we manage the GPU business.  Comparative periods presented reflect this change.  Our GPU business is comprised primarily of our GeForce and ION products that support desktop, notebook and netbook personal computers, or PCs.  The GPU business also includes memory products.  Our professional solutions business, or PSB, is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our consumer products business, or CPB, is comprised of our Tegra mobile brand and products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation, and other such devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

The “All Other” category includes non-recurring charges that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges for the three months ended May 2, 2010.  Non-recurring charges related our cash tender offer to purchase certain employee stock options were $140.2 million for the three months ended April 26, 2009.  Please refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the cash tender offer.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended May 2, 2010:
Revenue	$780,853	$189,730	$31,230	$-	$1,001,813
Depreciation and amortization expense	$34,506	$5,395	$6,893	$-	$46,794
Operating income (loss)	$115,344	$73,865	$(41,816)	$-	$147,393
Three Months Ended April 26, 2009:
Revenue	$547,384	$106,148	$10,699	$-	$664,231
Depreciation and amortization expense	$36,171	$7,178	$7,309	$-	$50,658
Operating income (loss)	$(68,599)	$21,104	$(43,229)	$(140,241)	$(230,965)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	May 2, 2010	April 26, 2009
Revenue:	(In thousands)
China	$377,319	$260,150
Taiwan	278,125	166,436
Other Americas	64,901	70,603
Other Asia Pacific	127,635	70,484
United States	87,016	51,890
Europe	66,817	44,668
Total revenue	$1,001,813	$664,231

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 28% of our total revenue from two customers for the three months ended May 2, 2010 and approximately 22% of our total revenue from two customers for the three months ended April 26, 2009.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 27% from our accounts receivable balance from two customers at May 2, 2010 and approximately 20% of our accounts receivable balance from two customers at January 31, 2010.

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

NVIDIA, GeForce, the NVIDIA logo, ION, Quadro, Tesla, Tegra, PhysX, NVIDIA 3D Vision, and CUDA, are trademarks and/or registered trademarks of NVIDIA Corporation in the U.S. and other countries.  Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and Part II, “Item 1A. Risk Factors”, of our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

Overview

Our Company

NVIDIA Corporation helped awaken the world to the power of computer graphics when it invented the graphics processing unit, or GPU, in 1999.  Expertise in programmable GPUs has led to breakthroughs in parallel processing which make supercomputing inexpensive and widely accessible.  We serve the entertainment and consumer market with our GeForce and ION graphics products, the professional design and visualization market with our Quadro graphics products, the high-performance computing market with our Tesla computing solutions products, and the mobile computing market with our Tegra system-on-a-chip products.  We have three major operating segments: the GPU business, the Professional Solutions Business, or PSB, and the Consumer Products Business, or CPB.

 Our GPU business is comprised primarily of our GeForce and ION products that support desktop, memory products, notebook and netbook personal computers, or PCs including chipset products that were previously described as media and communications processor, or MCP.  Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our CPB is comprised of our Tegra mobile products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, original design manufacturers, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

    We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

During the first quarter of fiscal year 2011, we announced and shipped our GeForce GTX 480 and 470 GPUs, the first GPUs based on our Fermi architecture.   The GeForce GTX 480 and GTX 470 GPUs are designed to excel at tessellation, the defining feature of DirectX 11.  The GeForce GTX 480/470 GPUs also provide a higher computational capability, which will allow game developers to increase the level of physics realism via our PhysX API.  We also began shipments of the GeForce 320M chipset to Apple for incorporation into their latest 13-inch MacBook notebooks.  The 320M delivers up to an 80% performance increase over the previous GeForce 9400M GPU.  Our stereo 3D technology continued to gain acceptance in the quarter as we sold a record number of our NVIDIA 3D Vision kits.

 Professional Solutions Business

   Demand for our workstation products continues to recover, fueled by demand from enterprise customers and new growth markets like video editing.  During the first quarter of fiscal year 2011, we announced that a range of NVIDIA Quadro professional graphics solutions are certified by Adobe for Adobe Creative Suite 5 software, which provides real-time video editing and effects processing of Adobe Premiere Pro CS5.  Tesla achieved record revenue during the first quarter of fiscal year 2011 following the launch of Tesla products based on our new Fermi architecture.  We are seeing adoption of Tesla systems in industries such as supercomputing, energy and finance.

Consumer Products Business

        During the first quarter of fiscal year 2011, the first phones using NVIDIA’s Tegra processors shipped – the KIN ONE and KIN TWO from Microsoft.   We have multiple next-generation Tegra design wins in tablets, smartbooks and smartphones, with the first of these expected to ship during the second quarter of fiscal year 2011.  We have also announced that Volkswagen and Audi will use our next-generation Tegra starting in 2012.

Product Defect

As of May 2, 2010, our Condensed Consolidated Balance Sheet included an accrued liability to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.  During fiscal years 2010 and 2009, we recorded a warranty charge against cost of revenue of $360.4 million for related estimated costs, offset by reimbursements from insurance carriers of $75.3 million.  The weak die/packaging material combination is not used in any of our products that are currently in production.

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

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation.

Stock  Repurchase Program

Our Board of Directors, or our Board, has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013.  Through May 2, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of May 2, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2013.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on a operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal year 2011, we began reporting internally the results of our former MCP segment along with the results of our GPU segment to reflect the way we manage the GPU business.  Comparative periods presented reflect this change.    We report financial information for three operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce and ION products that support desktop, notebook and netbook personal computers, or PCs and also includes memory products; the PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; and our CPB, which is comprised of our Tegra mobile products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

The “All Other” category includes non-recurring charges that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges for the first quarter of fiscal year 2011.  Non-recurring charges related our cash tender offer to purchase certain employee stock options were $140.2 million for the first quarter of fiscal year 2010.  Please refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the cash tender offer and Note 15 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended
	May 2, 2010	April 26, 2009
Revenue	100.0%	100.0%
Cost of revenue	54.4	71.4
Gross margin	45.6	28.6
Operating expenses:
Research and development	21.8	45.4
Sales, general and administrative	9.1	17.9
Total operating expenses	30.9	63.3
Income (loss) from operations	14.7	(34.7)
Interest and other income, net	0.3	0.9
Income (loss) before income tax expense	15.0	(33.8)
Income tax expense (benefit)	1.3	(3.5)
Net income (loss)	13.7%	(30.3)%

First Quarter of Fiscal Years 2011 and 2010

Revenue

Revenue was $1.00 billion for the first quarter of fiscal year 2011, compared to $664.2 million for the first quarter of fiscal year 2010, which represents an increase of 51%.   We expect a seasonal decrease in revenue of 3% to 5% during the second quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2011.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue increased by 43% to $780.9 million in the first quarter of fiscal year 2011, compared to $547.4 million for the first quarter of fiscal year 2010. This increase resulted from growth in our desktop GPU, notebook GPU, chipset and memory products driven by an increase in demand resulting from the economic recovery from recessionary conditions a year ago.  According to the latest 2010 PC Graphics Report from Mercury Research, the graphics market grew by 67% from a year ago.

PSB. PSB revenue increased by 79% to $189.7 million in the first quarter of fiscal year 2011,  compared to $106.1 million for the first quarter of fiscal year 2010.  This increase was driven by growth in both our Quadro and Tesla brands.  Unit shipments of our Quadro workstation products increased, fueled by demand from enterprise customers as the market recovered from the recessionary conditions of a year ago.  Tesla achieved record revenue during the first quarter of fiscal year 2011 following the launch of Tesla products based on our new Fermi architecture.

CPB.  CPB revenue increased by 192% to $31.2 million in the first quarter of fiscal year 2011, compared to $10.7 million for the first quarter of fiscal year 2010.  The overall increase in CPB revenue was driven by a combination of an increase in royalties from our game console product line and stronger shipments of our embedded entertainment products.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 85% of total revenue for the first quarter of fiscal year 2011 and 82% of total revenue for the first quarter of fiscal year 2010.  Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.  Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 28% of our total revenue from two customers for the first quarter of fiscal year 2011 and 22% of our total revenue from two customers for the first quarter of fiscal year 2010.

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

Our overall gross margin was 45.6% and 28.6% for the first quarter of fiscal year 2011 and 2010, respectively.  The improvement in gross margin for the first quarter of fiscal year 2011 when compared to the first quarter of fiscal year 2010 was driven primarily by improved yields of our 40nm products as well as other manufacturing cost reductions, and a more favorable product mix, including a higher ratio of lower cost 40nm products sold and increased sales of higher margin GPU and chipset products.  In addition, we recorded a stock option purchase charge of $11.4 million to cost of revenue when we completed a tender offer to purchase outstanding stock options during the first quarter of fiscal year 2010.

Our strategy for improving our gross margin relies upon delivering competitive product offerings that allow us to maintain our market leadership position and expand our addressable markets, lowering our product costs by introducing product architectures that take advantage of smaller process geometries and improving our product mix.  We expect gross margin to be in the range of 46% to 47% during the second quarter of fiscal year 2011.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased during the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010.  This increase was primarily due to the ASP growth in our desktop GPU and chipset products as result of recovery from the recessionary conditions in the economy.  In addition, the launch of our Fermi-based GeForce GTX 470/480 GPUs and the launch of our GeForce GT 320M chipset and strong notebook demand further improved gross margins in the first quarter of fiscal year 2011.

PSB. The gross margin of our PSB was relatively flat during the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010.

CPB. The gross margin of our CPB increased for the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010.  This increase was primarily due to the negative impact of inventory reserves taken during the first quarter of fiscal year 2010.  In addition, margin improvement in the first quarter of fiscal year 2011 was driven by an increase in royalty revenue from our game console product line.

Operating Expenses
	Three Months Ended
	May 2, 2010	April 26, 2009	$ Change	% Change
	(In millions)
Research and development expenses	$218.1	$301.8	$(83.7)	(28)%
Sales, general and administrative expenses	90.9	118.9	(28.0)	(24)%
Total operating expenses	$309.0	$420.7	$(111.7)	(27)%
Research and development as a percentage of net revenue	21.8%	45.4%
Sales, general and administrative as a percentage of net revenue	9.1%	17.9%

Research and Development

Research and development expenses were $218.1 million and $301.8 million during the first quarters of fiscal years 2011 and 2010, respectively, a decrease of $83.7 million, or 28%.  During the first quarter of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  Compensation and benefits increased by $5.7 million primarily related to growth in headcount in departments related to research and development functions.  Development expenses increased by $7.5 million primarily due to increased expenses related to engineering consumption, prototype materials, testing devices, and internal board requests. These increases were offset by a decrease of $2.3 million in depreciation and amortization due to fully depreciated assets and a decrease of $6.7 million in ongoing stock-based compensation expense resulting from the cancellation of stock options pursuant to the tender offer.

In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue.

Sales, General and Administrative

Sales, general and administrative expenses were $90.9 million and $118.9 million during the first quarters of fiscal years 2011 and 2010, respectively, a decrease of $28.0 million, or 24%. During the first quarter of fiscal year 2010, sales, general and administrative expenses included stock-based compensation of $38.3 million related to the purchase of certain outstanding options that were tendered in March 2009.  Compensation and benefits increased by $9.1 million primarily due to headcount growth in departments related to sales, general, and administrative functions and incentive bonus expenses.  Additionally, as a result of a partial resumption of spending in discretionary areas, there were increases in expenses related to computer software and equipment of $2.1 million, marketing of $1.7 million, and travel and entertainment of $1.4 million. These increases were offset by a decrease of $1.5 million in depreciation and amortization due to fully depreciated assets and a decrease of $1.9 million in ongoing stock-based compensation expense resulting from the cancellation of stock options pursuant to the tender offer.

We expect operating expenses to be flat in the second quarter of fiscal year 2011 compared to the first quarter of fiscal year 2011.

Interest Income and Interest Expense

Interest income, net of interest expense consists of interest earned on cash, cash equivalents and marketable securities. Interest income decreased to $4.8 million in the first quarter of fiscal year 2011, from $5.3 million in the first quarter of fiscal year 2010, primarily due to the result of lower interest rates earned on our investments in the first quarter of fiscal year 2011 when compared to the first quarter of fiscal year 2010.

Other Income (Expense), net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other (expense), net of other income was ($1.4) million in the first quarter of fiscal year 2011 and $0.8 million in the first quarter of fiscal year 2010.  The fluctuation of $2.3 million was primarily driven by realized gains from investments in the first quarter of fiscal year 2010.

Income Taxes

We recognized income tax expense (benefit) of $13.1 million and ($23.5) million for the first quarter of fiscal years 2011 and 2010, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was 8.7% and (10.5%) for the first quarter of fiscal years 2011 and 2010, respectively.

Our effective tax rate on income before tax for the first quarter of fiscal year 2011 was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our annual projected effective tax rate as of the first quarter of fiscal year 2011 of 15.4% differs from our effective tax rate for the first quarter of fiscal year 2011 of 8.7% due to favorable discrete events in the quarter primarily attributable to the expiration of statutes of limitations in certain non-United States jurisdictions for which we had not previously recognized related tax benefits.  The United States federal research tax credit expired on December 31, 2009.  We will recognize the tax benefit of the United States federal research tax credit if and when reenacted into law.

The expected tax benefit derived from our loss before tax for the first quarter of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of (10.5%) due primarily to permanent tax differences related to stock-based compensation, including with respect to our stock option purchase completed in the first quarter of fiscal year 2010, and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the tax benefit of the United States federal research tax credit.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of May 2, 2010	As of January 31, 2010
	(In millions)
Cash and cash equivalents	$447.3	$447.2
Marketable securities	1,317.6	1,281.0
Cash, cash equivalents, and marketable securities	$1,764.9	$1,728.2

	Three Months Ended
	May 2,	April 26,
	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$(5.4)	$142.1
Net cash provided by (used in) investing activities	$(57.3)	$(8.9)
Net cash provided by (used in) financing activities	$62.8	$(38.6)

As of May 2, 2010, we had $1.76 billion in cash, cash equivalents and marketable securities, an increase of $36.7 million from $1.73 billion at the end of fiscal year 2010.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating Activities

Operating activities used cash of $5.4 million and provided cash of $142.1 million during the first quarter of fiscal years 2011 and 2010, respectively.  The decrease in cash provided by operating activities in the first quarter of fiscal year 2011 was primarily due to additional working capital as a result of significant increases in accounts receivables driven by less sales linearity and increases in inventories due to builds for the GPU business.  This was offset by cash earnings comprised of an increase in net income after adding back non-cash depreciation and stock based compensation.

Investing Activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisitions of businesses and purchases of property and equipment, which include the purchase of property, leasehold improvements for our facilities and intangible assets.  Investing activities used cash of $57.3 million and $8.9 million during the first quarters of fiscal years 2011 and 2010, respectively.  The increase in cash used in investing activities in the first quarter of fiscal year 2011 was driven by increases in purchase of marketable securities and decreases in proceeds received from sales and maturities of securities.

We expect to spend approximately $100 million to $150 million for capital expenditures during the remainder of fiscal year 2011, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing Activities

Financing activities provided cash of $62.8 million and used cash of $38.6 million during the first quarter of fiscal years 2011 and 2010, respectively.  Net cash provided by financing activities in the first quarter of fiscal year 2011 was primarily due to an increase of proceeds from issuance of common stock under our employee stock plans during the first quarter of fiscal year 2011.  In addition, cash provided by financing activities during the first quarter of fiscal year 2011 was greater as compared to the first quarter of fiscal year 2010, due to a cash payment made towards purchase of certain outstanding options that were tendered in March 2009.

    Liquidity

   Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars.  As of May 2, 2010, we did not have any investments in auction-rate preferred securities.

  All of our cash equivalents and marketable securities are treated as “available-for-sale”. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

    As of May 2, 2010 and January 31, 2010, we had $1.76 billion and $1.73 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of May 2, 2010, we were in compliance with our investment policy.  As of May 2, 2010, our investments in government agencies and government sponsored enterprises represented approximately 64% of our total investment portfolio, while the financial sector accounted for approximately 23% of our total investment portfolio.  All of our investments are with A/A2 or better rated securities.

    We performed an impairment review of our investment portfolio as of May 2, 2010.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during three months ended May 2, 2010.  However, during fiscal year 2009, we recorded an other than temporary impairment charge of $5.6 million related to our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund.   Please refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements for further details.

   Net realized gains, excluding any impairment charges, were $0.3 million and $0.8 million for the first quarters of fiscal year 2011 and 2010, respectively.  As of May 2, 2010, we had a net unrealized gain of $11.1 million, which was comprised of gross unrealized gains of $11.4 million, offset by $0.3 million of gross unrealized losses.  As of January 31, 2010, we had a net unrealized gain of $12.6 million, which was comprised of gross unrealized gains of $12.7 million, offset by $0.1 million of gross unrealized losses.

   As of May 2, 2010, we held a money market investment in the International Reserve Fund, which was valued at $13.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. We reclassified this amount out of cash and cash equivalents in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $13.0 million value of our holdings in the International Reserve Fund as of May 2, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during the fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $111.4 million we received was our portion of a payout of approximately 85.6% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund had matured by the end of fiscal year 2010. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

    Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  Two customers accounted for approximately 27% of our accounts receivable balance at May 2, 2010. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

    Stock Repurchase Program

     Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three months ended May 2, 2010. Through May 2, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of May 2, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2013.

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

We expect to spend approximately $100.0 million to $150.0 million for capital expenditures during the remainder of fiscal year 2011, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

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

Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation.

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

As of May 2, 2010, our Condensed Consolidated Balance Sheet included an accrued liability to cover the remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.  During fiscal years 2010 and 2009, we recorded a warranty charge against cost of revenue of $360.4 million for related estimated costs, offset by reimbursements from insurance carriers of $75.3 million.  The weak die/packaging material combination is not used in any of our products that are currently in production.

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

In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation.

          Rambus License

 In November 2008, Rambus filed a complaint alleging patent infringement against NVIDIA and other respondents with the U.S. International Trade Commission, or ITC. The complaint seeks an exclusion order barring the importation of products that allegedly infringe the Rambus patents.

 The ITC has instituted an investigation and a hearing was held in October 2009.  The Administrative Law Judge issued an Initial Determination in January 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  This decision will be reviewed by the ITC.  The target date by which the ITC will issue its Final Determination is May 24, 2010.

 Rambus has also been subject to an investigation in the European Union.  NVIDIA was not a party to that investigation.  However, as a result of Rambus’ commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers and or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus' website, or the Required Rambus License.   NVIDIA can choose to accept those license terms at any time.

 In the event that the Final Determination issued by the ITC results in an exclusion order barring the importation of certain of our products into the U.S., we may choose to accept the Required Rambus License terms. If we do choose to accept the Required Rambus License terms, we will be obligated to pay a prospective royalty to Rambus for at least one year.  The Required Rambus License has a stated royalty rate of up to 2% of net sales of certain products, with a cap of $0.40 per unit.  As a result, we believe that if we do choose to accept the Required Rambus License terms, the impact on our ongoing overall gross margin, depending on product mix, would range from insignificant to 0.9% of a gross margin point.

Contractual Obligations

At May 2, 2010, we had outstanding inventory purchase obligations totaling approximately $648 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

 Off-Balance Sheet Arrangements

 As of May 2, 2010, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

          As of May 2, 2010 and January 31, 2010, we had $1.76 billion and $1.73 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of May 2, 2010, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

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

 As of May 2, 2010, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $8.0 million.

  The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of May 2, 2010, our investments in government agencies and government sponsored enterprises represented approximately 64% of our total investment portfolio, while the financial sector accounted for approximately 23% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  Substantially all of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decline by approximately $26-$65 million.

Exchange Rate Risk

 We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income (loss) for the first quarters of fiscal years 2011, and 2010 was $0.7 million and $0.2 million, respectively.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

    We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at May 2, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

    Based on their evaluation as of May 2, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended May 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

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

        We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Corporation, or TSMC, to manufacture our semiconductor wafers using their fabrication equipment and techniques. A substantial portion of our wafers are supplied by TSMC. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any minimum quantity of product at any time except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation.  For example, revenue during the first quarter of fiscal year 2011 was somewhat limited by supply constraints related to 40nm products. These supply constraints were driven by limited 40nm wafer foundry capacity as well as challenges related to 40nm process manufacturing yields.  As a result, we have been forced to allocate our available 40nm product supply among our customers.  We expect such supply constraints could have a further limiting impact on our revenue for the second quarter of fiscal year 2011.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a continuing risk to our business as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have reduced the demand for our products. Other factors that could depress demand for our products in the future include conditions in the residential real estate and mortgage markets, expectations for inflation, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer and business spending behavior. These and other economic factors have reduced demand for our products in the past and could further harm our business, financial condition and operating results.

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

Our business is directly affected by market conditions in the highly cyclical semiconductor industry. The semiconductor industry has been adversely affected by many factors, including the global downturn, ongoing efforts by our customers to reduce their spending, diminished product demand, increased inventory levels, lower average selling prices, uncertainty regarding long-term growth rates and underlying financial health and increased competition. These factors, could, among other things, limit our ability to maintain or increase our sales or recognize revenue and in turn adversely affect our business, operating results and financial condition.  If our actions to reduce our operating expenses to sufficiently offset these factors when they occur are unsuccessful, our operating results will suffer.

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

Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses represented 31% and 63%, of our total revenue for the first quarters of fiscal years 2011 and 2010, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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

   For example, our MCP products are currently used with both Intel and AMD processors. If we are unable to sell our MCP products for use with certain Intel and AMD processors, we may not be able to successfully compete and our business would be negatively impacted.

   A significant source of competition is from companies that provide or intend to provide GPUs and mobile and consumer products.  Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.

   Our current competitors include the following:

•	suppliers of GPUs, including chipsets, that incorporate 3D graphics functionality as part of their existing solutions, such as AMD, Intel, Matrox Electronics Systems Ltd., SIS, and VIA; and
•
suppliers of system-on-a-chip products that support tablets, netbooks, PNDs, PMPs, PDAs, cellular phones, handheld devices or embedded devices such as AMD, Broadcom, Freescale Semiconductor Inc., Fujitsu Limited, Imagination Technologies Ltd., Intel, ARM Holdings plc, Marvell Technology Group Ltd, or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Samsung, Seiko-Epson, ST Microelectronics, Texas Instruments Incorporated, and Toshiba America, Inc.;

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

  Our success depends in part upon continued broad adoption of our processors for 3D graphics and multimedia in desktop PC, notebook PC, workstation, high-performance computing, netbooks, smartbooks, tablets, smartphones, and video game console applications. The market for processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions.  As such, our financial results would suffer if for any reason our products do not continue to achieve widespread adoption by the market.  If we are unable to complete the timely development of new products or if we were unable to successfully and cost-effectively manufacture and deliver products that meet the requirements of the desktop PC, notebook PC, workstation, high-performance computing, netbook, smartbooks, tablets, smartphones, and video game console markets, we may experience a decrease in revenue which could negatively impact our operating results.

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

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.   For example, during fiscal year 2010, we recorded an additional net warranty charge of $95.8 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations. This charge included an additional accrual of $164.4 million for related estimated costs, offset by reimbursements from insurance carriers of $68.6 million that we recorded against cost of revenue during fiscal year 2010. During fiscal year 2009, we recorded a net warranty charge of $189.3 million charge against cost of revenue for the purpose of supporting the product repair costs of our affected customers around the world.  This charge included an accrual of $196.0 million for related estimated costs, offset by reimbursements from insurance carriers of $6.7 million that we recorded against cost of revenue during fiscal year 2009. In September, October and November 2008, several putative class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business” for the risk associated with this litigation.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 3,971 full-time employees as of May 2, 2010 and 3,816 employees as of April 26, 2009, respectively.  Research and development expenditures were $218.1 million and $301.8 million for the first quarters of fiscal years 2011 and 2010, respectively.  Research and development expenses included stock-based compensation expense of $14.6 million and $21.3 million during the first quarters of fiscal years 2011 and 2010, respectively.  Additionally, during the first quarter of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

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

 We have a limited number of customers and our sales are highly concentrated.   For the first quarters of fiscal years 2011 and 2010, aggregate sales to customers in excess of 10% of our total revenue accounted for approximately 28%  of total revenue from two customers and approximately 22% of total revenue from two customers, respectively.  Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

        Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

       Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 27% of our accounts receivable balance from two customers at May 2, 2010 and approximately 20% of our accounts receivable balance from two customers at January 31, 2010.

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

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 85% and 82% of our revenue for the first quarters of fiscal years 2011 and 2010, respectively, from sales to customers outside the United States and other Americas.  As of May 2, 2010, we had offices in fifteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

At May 2, 2010, we had $1.76 billion in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of May 2, 2010, we did not have any investments in auction-rate preferred securities.

The financial turmoil that affected the banking system and financial markets and the increased possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of May 2, 2010, our investments in government agencies and government sponsored enterprises represented approximately 64% of our total investment portfolio, while the financial sector accounted for approximately 23% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  Substantially all of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decrease by approximately $26-$65 million.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

During fiscal years 2009 and 2010, we recorded net warranty charges against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.  Although the number of units that we estimate will be impacted by this issue remains consistent with our initial estimates in July 2008, the overall cost of remediation and repair of impacted systems has been higher than originally anticipated.  The weak die/packaging material combination is not used in any of our products that are currently in production.

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

We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with Intel Corporation, Rambus Corporation and with various parties related to our acquisition of 3dfx in 2001. Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further detail on these lawsuits. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling or importing certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

Changes in United States tax legislation regarding our foreign earnings could materially impact our business.

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  President Obama’s administration has released various international tax proposals that if enacted into law would substantially reduce our ability to defer United States taxes on such indefinitely reinvestment non-United States earnings, eliminate or substantially reduce our ability to claim foreign tax credits, and/or eliminate certain tax deductions until foreign earnings are repatriated to the United States. If any of these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP.  Stock-based compensation expense was $25.2 million and $34.1 million for the first quarters of fiscal years 2011 and 2010, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.  Additionally, in March 2009, we completed a cash tender offer to purchase certain employee stock options. A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.  We believe that expensing employee equity compensation will continue to negatively impact our operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Issuer Purchases of Equity Securities

   During fiscal year 2005, we announced that our Board of Directors, or Board, had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $300 million.  During fiscal year 2007, the Board further approved an increase of $400 million to the original stock repurchase program. In fiscal year 2008, we announced a stock repurchase program under which we may purchase up to an additional $1.0 billion of our common stock over a three year period through May 2010. On August 12, 2008, we announced that our Board further authorized an additional increase of $1.0 billion to the stock repurchase program. As a result of these increases, we have an ongoing authorization from the Board, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2010.   On March 16, 2010, our Board further authorized an extension of the stock repurchase program from May 2010 to May 2013.

          The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement

          During the first three months of fiscal year 2011, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock.  Through the first three months of fiscal year 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of May 2, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2013.

         Additionally, during the first quarter of fiscal year 2011, we granted approximately 2.4 million stock options and 2.7 million restricted stock units under the 2007 Equity Incentive Plan.  In March 2009, we completed a cash tender offer for 28.5 million options held by our employees. Please refer to Note 2 and Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

ITEM 5. OTHER INFORMATION

At the Annual Meeting of Stockholders held on May 19, 2010 the following proposals were adopted by the margin indicated. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act and there was no solicitation in opposition of management’s solicitation.

1. The election of three (3) directors to serve for a three-year term until the 2013 Annual Meeting of Stockholders. The results of the voting were as follows:

a.	James C. Gaither
	Number of shares For	395,012,884
	Number of shares Withheld	647,570
Number of shares Abstaining		3,589,645
Number of Broker Non-Votes		68,425,042

b.	Jen-Hsun Huang
	Number of shares For	395,304,525
	Number of shares Withheld	438,441
Number of shares Abstaining		3,507,133
Number of Broker Non-Votes		68,425,042

c.	A. Brooke Seawell
	Number of shares For	394,774,347
	Number of shares Withheld	560,169
Number of shares Abstaining		3,915,583
Number of Broker Non-Votes		68,425,042

         The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Harvey C. Jones, William J. Miller, Tench Coxe, Mark L. Perry and Mark A. Stevens.

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered accounting firm for our fiscal year ending January 30, 2011. The results of the voting were as follows:

Number of shares voted For	467,054,082
Number of shares voted Against	389,980
Number of shares Abstaining	231,079
Number of Broker Non-Votes	0

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

31.1	*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#	*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS+	*	XBRL Instance Document

101.SCH+	*	XBRL Taxonomy Extension Schema Document

101.CAL+	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 21, 2010
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