Form 10-Q
period 2010-08-01
NVIDIA CORP
filed 2010-08-30
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2010

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
Yes ☐ No ☒

        The number of shares of common stock, $0.001 par value, outstanding as of August 25, 2010, was 574 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED AUGUST 1, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009

Revenue	$811,208	$776,520	$1,813,021	$1,440,751
Cost of revenue	676,916	619,797	1,222,352	1,094,332
Gross profit	134,292	156,723	590,669	346,419
Operating expenses
Research and development	210,635	192,855	428,740	494,652
Sales, general and administrative	98,864	73,975	189,743	192,839
Total operating expenses	309,499	266,830	618,483	687,491
Loss from operations	(175,207)	(110,107)	(27,814)	(341,072)
Interest income	4,805	5,779	10,376	11,903
Other income (expense), net	1,355	(2,773)	(884)	(2,753)
Loss before income tax benefit	(169,047)	(107,101)	(18,322)	(331,922)
Income tax benefit	(28,086)	(1,799)	(14,955)	(25,282)
Net loss	$(140,961)	$(105,302)	$(3,367)	$(306,640)

Basic net loss per share	$(0.25)	$(0.19)	$(0.01)	$(0.56)
Shares used in basic per share computation	572,764	546,639	569,971	544,463

Diluted net loss per share	$(0.25)	$(0.19)	$(0.01)	$(0.56)
Shares used in diluted per share computation	572,764	546,639	569,971	544,463

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	August 1, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$377,003	$447,221
Marketable securities	1,395,497	1,281,006
Accounts receivable, net	395,934	374,963
Inventories	434,227	330,674
Prepaid expenses and other	44,549	38,214
Deferred income taxes	8,752	8,752
Total current assets	2,655,962	2,480,830
Property and equipment, net	542,216	571,858
Goodwill	369,844	369,844
Intangible assets, net	118,879	120,458
Deposits and other assets	44,367	42,928
Total assets	$3,731,268	$3,585,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,041	$344,527
Accrued liabilities and other	539,098	439,851
Total current liabilities	819,139	784,378
Other long-term liabilities	127,881	111,950
Capital lease obligations, long term	23,734	24,450
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock	—	—
Common stock	665	653
Additional paid-in capital	2,329,456	2,219,401
Treasury stock, at cost	(1,473,656)	(1,463,268)
Accumulated other comprehensive income	11,234	12,172
Retained earnings	1,892,815	1,896,182
Total stockholders' equity	2,760,514	2,665,140
Total liabilities and stockholders' equity	$3,731,268	$3,585,918

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	August 1, 2010	July 26, 2009
Cash flows from operating activities:
Net loss	$(3,367)	$(306,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense related to stock option purchase	-	135,735
Depreciation and amortization	93,720	99,980
Stock based compensation expense	49,808	59,489
Other	5,890	1,837
Deferred income taxes	(15,244)	(28,031)
Changes in operating assets and liabilities:
Accounts receivable	(21,193)	(33,758)
Inventories	(102,778)	256,564
Prepaid expenses and other current assets	(6,335)	(14,325)
Deposits and other assets	86	(2,824)
Accounts payable	(67,486)	56,486
Accrued liabilities and other long-term liabilities	95,846	52,732
Net cash provided by operating activities	28,947	277,245
Cash flows from investing activities:
Purchases of marketable securities	(755,626)	(530,110)
Proceeds from sales and maturities of marketable securities	635,432	427,699
Purchases of property and equipment and intangible assets	(54,724)	(38,433)
Other	(1,525)	782
Net cash used in investing activities	(176,443)	(140,062)
Cash flows from financing activities:
Payments related to stock option purchase	-	(78,075)
Proceeds from issuance of common stock under employee stock plans	77,852	47,092
Payments under capital lease obligations	(574)	(103)
Net cash provided by(used) in financing activities	77,278	(31,086)
Change in cash and cash equivalents	(70,218)	106,097
Cash and cash equivalents at beginning of period	447,221	417,688
Cash and cash equivalents at end of period	$377,003	$523,785

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,605	$1,693
Cash paid for interest on capital lease obligations	$1,582	$1,643
Other non-cash activities:
Assets acquired by assuming related liabilities	$7,811	$6,288
Change in unrealized gains from marketable securities	$936	$4,805

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

Fiscal Year

We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal year 2011 is a 52-week year, compared to fiscal year 2010, which was a 53-week year. The second quarter of fiscal years 2011 and 2010 are both 13-week quarters.

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

    Inventories

    Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory to the lower of cost or estimated market value. Obsolete or unmarketable inventory is completely written off based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. We also write off inventory in excess of forecasted future demand. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped. So if actual market conditions are more favorable in the fiscal periods subsequent to that in which we record larger than normal inventory reserves, we may have higher gross margins when products are sold. Sales of such products did not have a significant impact on our gross margin for the three and six months ended August 1, 2010.

 Adoption of New Accounting Pronouncements

Variable Interest Entities

  During the first quarter of fiscal year 2011, we adopted new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance changes the consolidation rules for VIEs, including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs.  The adoption of this new accounting guidance did not have a material impact on our consolidated financial position, results of operations or financial condition.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Improving Disclosures About Fair Value Measurements

During the first quarter of fiscal year 2011, we adopted new accounting guidance which requires additional disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The adoption of this new accounting guidance impacts only disclosure requirements and did not have an impact on our consolidated financial position, results of operations or financial condition.

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

We elected to early adopt this accounting guidance at the beginning of the first quarter of fiscal year 2011 on a prospective basis. We did not have a significant change in units of accounting, allocation methodology, or timing of revenue recognition.  As a result, the adoption of these accounting standards did not have a material impact on our consolidated financial position, results of operations or financial condition.

Recently Issued Accounting Pronouncements

During the six months ended August 1, 2010, there was no recent issuance of accounting pronouncements as compared to those described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2010, that are of significance, or have potential material significance to us.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our consolidated statement of operations for the first quarter of fiscal year 2010 includes stock-based compensation charges related to the stock option purchase (in thousands):

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

In addition to the stock-based compensation expense related to our cash tender offer to purchase certain employee stock options as described in Note 2 – Stock Option Purchase, our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Cost of revenue	$2,289	$4,828	$4,092	$7,058
Research and development	$14,532	$13,268	$29,146	$34,538
Sales, general and administrative	$7,810	$7,280	$16,570	$17,893

During the three and six months ended August 1, 2010, we granted approximately 0.3 million and 2.7 million stock options, respectively, with an estimated total grant-date fair value of $2.2 million and $19.8 million, respectively, and a per option weighted average grant-date fair value of $6.37 and $7.33, respectively.  During the three and six months ended August 1, 2010, we granted approximately 0.2 million and 2.9 million RSUs, respectively, with an estimated total grant-date fair value of $2.6 million and $51.1 million, respectively, and a per RSU weighted average grant-date fair value of $11.42 and $17.43, respectively.

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

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $0.9 million and $13.1 million, respectively, for the three and six months ended August 1, 2010. As of August 1, 2010, and July 26, 2009, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $142.3 million and $114.8 million, respectively, adjusted for estimated forfeitures.  As of August 1, 2010 and July 26, 2009, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 1.6 years and 2.0 years, respectively. As of August 1, 2010 and July 26, 2009, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.2 years and 2.7 years, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  Valuation Assumptions

      We utilize a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our stock option plans.  We have determined that the use of implied volatility is reflective of market conditions and, therefore, is a reasonable indicator of our expected volatility. We also segregate options into groups of employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a reasonable estimate of the fair value of our employee stock options. For our employee stock purchase plan we continue to use the Black-Scholes model.

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

      The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Stock Options	(Using a binomial model)
Expected life (in years)	3.1-6.7	3.8-4.2	3.1-6.7	3.8-5.8
Risk free interest rate	2.2-2.6%	2.5-2.7%	2.2-3.0%	1.8-2.7%
Volatility	48-53%	55-66%	43-53%	55-72%
Dividend yield	-	-	-	-

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	-	-	0.5-2.0	0.5-2.0
Risk free interest rate	-	-	0.2-0.8%	0.5-1.0%
Volatility	-	-	45%	73%
Dividend yield	-	-	-	-

     Equity Award Activity

     The following summarizes the stock option and RSU activities under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per Share)
Balances, January 31, 2010	58,348	$11.30
Granted	2,705	$17.26
Exercised	(8,142)	$8.19
Cancelled	(919)	$11.92
Balances, August 1, 2010	51,992	$12.09

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	RSUs	Weighted Average Grant-date fair value
Restricted Stock Units	(In thousands)	(Per Share)
Balances, January 31, 2010	7,489	$12.28
Granted	2,931	$17.43
Vested	(1,558)	$10.18
Cancelled	(276)	$14.34
Balances, August 1, 2010	8,586	$14.36

    The following summarizes the stock options and RSUs, or equity awards, available for grant under our equity incentive plans (in thousands):

Balances, January 31, 2010	44,022
Stock options:
Granted	(2,705)
Cancelled	919
Restricted Stock Units:
Granted	(2,931)
Cancelled	276
Balances, August 1, 2010	39,581

Note 4 – Net Loss Per Share

    The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:
	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
	(In thousands, except per share data)
Numerator:
Net loss	$(140,961)	$(105,302)	$(3,367)	$(306,640)
Denominator:
Denominator for basic net loss per share, weighted average shares	572,764	546,639	569,971	544,463
Effect of dilutive securities:
Equity awards outstanding	-	-	-	-
Denominator for diluted net loss per share, weighted average shares	572,764	546,639	569,971	544,463

Net loss per share:
Basic net loss per share	$(0.25)	$(0.19)	$(0.01)	$(0.56)
Diluted net loss per share	$(0.25)	$(0.19)	$(0.01)	$(0.56)

    All of our outstanding equity awards were anti-dilutive during the three and six months ended August 1, 2010 and July 26, 2009, and are excluded from the computation of diluted earnings per share due to the net loss for three and six months ended August 1, 2010 and July 26, 2009, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Income Taxes

We recognized income tax benefit of $28.1 million and $15.0 million for the three and six months ended August 1, 2010, respectively, and $1.8 million and $25.3 million for the three and six months ended July 26, 2009, respectively.  Income tax benefit as a percentage of income before taxes, or our effective tax rate, was 16.6% and 81.6 for the three and six months ended August 1, 2010, respectively, and 1.7% and 7.6% for the three and six months ended July 26, 2009, respectively.

The expected tax benefit derived from our loss before tax for the first six months of fiscal year 2011 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of 81.6% due to favorable discrete events in the first half of  fiscal year 2011 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits, offset by permanent tax differences related to stock-based compensation and the impact of statutory tax rates in non-U.S. jurisdictions that are less than the U.S. federal statutory tax rate of 35%.  The U.S. federal research tax credit expired on December 31, 2009.  We will recognize the tax benefit of the U.S. federal research tax credit if and when reenacted into law.

The expected tax benefit derived from our loss before tax for the first six months of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of 7.6% due primarily to permanent tax differences related to stock-based compensation, including with respect to our stock option purchase completed in the first quarter of fiscal year 2010, and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.

For the six months ended August 1, 2010, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 31, 2010, other than the recognition of tax benefits related to the expiration of statutes of limitations in certain non-U.S. jurisdictions in the six months ended August 1, 2010.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of August 1, 2010, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

Note 6 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

We performed an impairment review of our investment portfolio as of August 1, 2010. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first six months of fiscal year 2011.  We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of August 1, 2010. The following is a summary of cash equivalents and marketable securities at August 1, 2010 and January 31, 2010:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	August 1, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$462,808	$1,883	$(4)	$464,687
Corporate debt securities	586,624	3,745	(66)	590,303
Mortgage backed securities issued by United States government-sponsored enterprises	143,850	4,372	(152)	148,070
Money market funds	47,749	-	-	47,749
Debt securities issued by United States Treasury	341,394	1,778	(52)	343,120
Total	$1,582,425	$11,778	$(274)	$1,593,929
Classified as:
Cash equivalents				$198,432
Marketable securities				1,395,497
Total				$1,593,929
	January 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$492,628	$3,606	$(29)	$496,205
Corporate debt securities	514,200	4,064	(44)	518,220
Mortgage backed securities issued by United States government-sponsored enterprises	162,692	3,674	(13)	166,353
Money market funds	94,340	-	-	94,340
Debt securities issued by United States Treasury	316,520	1,318	-	317,838
Asset-backed securities	17	-	-	17
Total	$1,580,397	$12,662	$(86)	$1,592,973
Classified as:
Cash equivalents				$311,967
Marketable securities				1,281,006
Total				$1,592,973

   The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments, are classified as available-for-sale at August 1, 2010 and January 31, 2010 and are shown below by contractual maturity.

	August 1, 2010		January 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$846,347	$849,104	$785,642	$788,825
Due in 1 - 5 years	708,266	716,240	729,885	738,124
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	27,812	28,585	64,870	66,024
Total	$1,582,425	$1,593,929	$1,580,397	$1,592,973

  Net realized gains for the three and six months ended August 1, 2010, were $0.7 million and $1.0 million, respectively. Net realized gains for the three and six months ended July 26, 2009, were $0.2 million and $1.0 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of August 1, 2010, we held a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $13.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. The International Reserve Fund was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $13.0 million value of our holdings in the International Reserve Fund as of August 1, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. The $111.4 million we received was our portion of a payout of approximately 85.6% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund had matured by October 2009. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Note 7 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits.  We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the six months ended August 1, 2010.  Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	August 1, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by US Government agencies (1)	$464,687	$-	$464,687	$-
Debt securities issued by United States Treasury (2)	343,120	-	343,120	-
Corporate debt securities (3)	590,303	-	590,303	-
Mortgage-backed securities issued by Government-sponsored entities (4)	148,070	-	148,070	-
Money market funds (5)	47,749	34,790	-	12,959
Total cash equivalents and marketable securities	$1,593,929	$34,790	$1,546,180	$12,959

(1)	Includes $68.2 million in Cash Equivalents and $396.5 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(2)	Includes $23.0 million in Cash Equivalents and $320.1 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(3)	Includes $72.5 million in Cash Equivalents and $517.8 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(4)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.
(5)	Includes $34.8 million in Cash Equivalents and $13.0 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For our money market funds that were held by the International Reserve Fund at August 1, 2010, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. The International Reserve Fund has halted redemption requests due to pending litigation.  All of the underlying securities held by the International Reserve Fund had matured by October 2009.  We valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that had filed for bankruptcy during fiscal year 2009 and, as such, our valuation of those securities was zero. The net result was that, during the third quarter of fiscal year 2009, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value and we recorded an other than temporary impairment charge of $5.6 million as a result of credit loss. The $13.0 million value of our holdings in the International Reserve Fund as of August 1, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of the International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs (in thousands):

Balance, beginning of period, January 31, 2010	$12,959
Transfer into Level 3	-
Other than temporary impairment	-
Redemption of funds	-
Balance, end of period, August 1, 2010	$12,959

Total financial assets at fair value classified within Level 3 were 0.3% of total assets on our Condensed Consolidated Balance Sheet as of August 1, 2010.

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

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	-
Total	$99,161

Note 9 - Intangible Assets

 The components of our amortizable intangible assets are as follows:

	August 1, 2010			January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$136,088	$(55,291)	$80,797	$135,112	$(48,337)	$$86,775
Acquired intellectual property	75,339	(55,476)	19,863	75,339	(49,838)	25,501
Patents	31,048	(12,829)	18,219	19,347	(11,165)	8,182
Total intangible assets	$242,475	$(123,596)	$118,879	$229,798	$(109,340)	$$120,458

      Amortization expense associated with intangible assets for the three and six months ended August 1, 2010 was $7.2 million and $14.3 million, respectively.  Amortization expense associated with intangible assets for the three and six months ended July 26, 2009 was $7.9 million and $16.2 million, respectively.  Future amortization expense related to the net carrying amount of intangible assets at August 1, 2010 is estimated to be $14.9 million for the remainder of fiscal year 2011, $27.6 million in fiscal year 2012, $20.9 million in fiscal year 2013, $21.3 million in fiscal year 2014, $14.6 million in fiscal year 2015, and a total of $19.6 million in fiscal year 2016 and fiscal years subsequent of fiscal 2016.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	August 1, 2010	January 31, 2010
Inventories:	(In thousands)
Raw materials	$138,826	$76,935
Work in-process	41,740	67,502
Finished goods	253,661	186,237
Total inventories	$434,227	$330,674

At August 1, 2010, we had outstanding inventory purchase obligations totaling approximately $468 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	August 1, 2010	January 31, 2010
Prepaid Expenses and Other	(In thousands)
Prepaid maintenance	$12,843	$15,153
Prepaid insurance	4,804	5,389
Prepaid taxes	3,574	3,574
Prepaid rent	3,441	3,352
Other	19,887	10,746
Total prepaid expenses and other	$44,549	$38,214

	August 1, 2010	January 31, 2010
	(In thousands)
Accrued Liabilities:
Accrued customer programs (1)	$181,413	$212,107
Warranty accrual (2)	203,689	92,655
Accrued payroll and related expenses	60,838	54,915
Accrued legal settlement (3)	30,600	30,600
Deferred rent	8,612	10,245
Deferred revenue	13,448	9,379
Other	40,498	29,950
Total accrued liabilities and other	$539,098	$439,851

        (1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
        (2) Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
        (3) Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	August 1, 2010	January 31, 2010
	(In thousands)
Other Long-term Liabilities:
Deferred income tax liability	$32,173	$17,739
Income taxes payable, long term	50,430	53,397
Asset retirement obligation	10,992	10,638
Other long-term liabilities	34,286	30,176
Total other long-term liabilities	$127,881	$111,950

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    During the second quarter of fiscal year 2011, we recorded a charge to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and graphics processing unit, or GPU, products used in notebook configurations.  The net charge amounted to $193.9 million, of which $181.2 million was charged against cost of revenue.  The extra remediation costs are primarily due to additional platforms from late failing systems that we had not previously considered to be at risk.   Included in the charge are the estimated costs of implementing a settlement reached during the second quarter of fiscal year 2011 with the plaintiffs of a putative consumer class action lawsuit related to this same matter and another related estimated consumer class action settlement. As a result of this settlement, the other estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011. Together with the $282.0 million net charge we had previously recorded for related estimated costs, this brings the total cumulative net charge to $475.9 million, of which $466.4 million has been charged against cost of revenue.

    The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these products are failing in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures. The weak die/packaging material combination is not used in any of our products that are currently in production.

    In September, October and November 2008, several putative securities class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of these Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation and the settlement.

    Accrual for product warranty liabilities

   Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and six months ended August 1, 2010 and July 26, 2009 are as follows:

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
	(In thousands)
Balance at beginning of period	$47,563	$112,016	$92,655	$150,629
Additions (1)	189,928	166,539	191,098	167,864
Deductions (2)	(33,802)	(56,652)	(80,064)	(96,590)
Balance at end of period	$203,689	$221,903	$203,689	$221,903

(1)  Includes $186,241 for the three and six months ended August 1, 2010 and $164,450 for the three and six months ended July 26, 2009 for incremental repair and replacement costs from a weak die/packaging material set.
(2)  Includes $27,891 and $64,819 for the three and six months ended August 1, 2010, respectively, and $48,796 and $79,971 for the three and six months ended July 26, 2009, respectively, in cash payments.

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

Note 12 - Commitments and Contingencies

3dfx

On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx’s October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx’s former landlords, one by 3dfx’s bankruptcy trustee and the fourth by a committee of 3dfx’s equity security holders in the bankruptcy estate.  The landlord lawsuits and bankruptcy trustee suit remain outstanding as more fully explained below.

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

The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle would withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009.  The parties subsequently filed a stipulation requesting that the District Court vacate the May 18, 2009 Case Management Conference date and other deadlines until after Bankruptcy Court rendered its decision.  At a hearing on May 13, 2009, the Bankruptcy Court ruled that the Trustee had not abandoned any claims against us, and denied the Trustee's Notice of Intention to Compromise Controversy with Carlyle Fortran Trust without prejudice. Carlyle filed a motion in the District Court for leave to file an interlocutory appeal from the order denying the Notice, which was denied on November 12, 2009. On January 13, 2010, the District Court, of its own accord, reconsidered and reversed its decision denying Carlyle’s motion for leave to file an interlocutory appeal, and set the interlocutory appeal for hearing on April 26, 2010. Carlyle’s interlocutory appeal was argued on April 26, 2010. On June 17, 2010, the District Court issued an order reversing the bankruptcy court’s decision, finding that the Trustee had abandoned his claims for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another. On July 8, 2010 we filed a motion in the District Court asking it to certify its order for appeal, which is scheduled to be heard in November 2010. In addition, on July 14, 2010 we filed a notice of appeal from the District Court’s order.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On July 7, 2009, the parties attended a Case Management Conference in the District Court for both the CarrAmerica and the Carlyle cases.  On July 8, 2009, the District Court issued an order requiring that CarrAmerica file an amended complaint on or before August 10, 2009. CarrAmerica filed its amended complaint on August 10, 2009, alleging claims for interference with contractual relations, fraud, conspiracy, and tort of another. Thereafter, we filed motions directed at dismissing that Fourth Amended Complaint, and CarrAmerica responded by filing a Fifth Amended Complaint.  NVIDIA moved to dismiss the Fifth Amended Complaint, but the District Court denied that motion by order dated January 27, 2010.  In that same order, however, the Court invited the parties to move for summary judgment and set the motions for hearing on May 3, 2010.  NVIDIA filed a motion for summary judgment on CarrAmerica’s claims on March 29, 2010, and a hearing was held on May 3, 2010.  On June 29, 2010, the District Court issued an order granting our motion for summary judgment, and entered judgment for NVIDIA.  CarrAmerica did not file an appeal within the applicable time limits.

On August 19, 2010, we and the landlords participated in a mediation, and agreed to a settlement of both lawsuits.  As part of the settlements, both lawsuits will be dismissed and the landlords will be required to reimburse NVIDIA for a certain amount of NVIDIA’s attorneys’ fees.  The settlements are contingent on the execution of written settlement agreements.

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

On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee’s constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA; (2) of what was transferred, what qualifies as “property” subject to the Bankruptcy Court’s avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions; (3) what is the fair market value of the “property” identified in answer to question (2); and (4) was the $70 million that NVIDIA paid “reasonably equivalent” to the fair market value of that property. The parties completed post-trial briefing on May 25, 2007.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

   On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties’ contentions and evidence and concluded that “the creditors of 3dfx were not injured by the Transaction.”  This decision did not entirely dispose of the Trustee’s action; however, as the Trustee’s claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA’s favor on September 11, 2008.  The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court, where the appeal is pending.   The District Court’s hearing on the Trustee’s appeal was held on June 10, 2009 and the appeal remains under submission.

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

 Rambus Inc.

   On July 10, 2008, Rambus Inc., or Rambus, filed suit against NVIDIA, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only document discovery to proceed.  On January 27, 2010, the Court entered an order setting a case management conference for March 12, 2010 which has now been continued to October 26, 2010.

On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  Rambus has subsequently withdrawn four of the nine patents at issue. The complaint sought an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents. The ITC instituted the investigation and a hearing was held on October 13-20, 2009.  The Administrative Law Judge issued an Initial Determination on January 22, 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  This decision was reviewed by the ITC.  The ITC issued a Final Decision on July 26, 2010.  In its Final Decision, the ITC found that NVIDIA infringed three related patents and issued a limited exclusion order prohibiting import of certain NVIDIA products. NVIDIA intends to appeal the ruling.

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

 Rambus has also been subject to an investigation in the European Union. NVIDIA was not a party to that investigation.  However, as a result of Rambus’ commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers, and/or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus' website, or the Required Rambus License. On August 12, 2010, we entered into the Required Rambus License. Pursuant to the agreement, Rambus charges a royalty of (i) one percent of the net sales price per unit for certain memory controllers and (ii) two percent of the net sales price per unit for certain other memory controllers, provided that the maximum average net sales price per unit for these royalty bearing products shall be deemed not to exceed a maximum of $20. The agreement has a term until December 9, 2014.  However, NVIDIA may terminate the agreement on or after August 12, 2011 with thirty 30 days prior written notice to Rambus.

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

 On August 19, 2009, we filed a motion to dismiss the Amended Consolidated Complaint, and the Court heard arguments on that motion on October 19, 2009.  On November 19, 2009, the Court issued an order dismissing with prejudice plaintiffs causes of action for Breach of the Implied Warranty under the laws of 27 other states and unjust enrichment, dismissing with leave to amend plaintiffs’ causes of action for Breach of Implied Warranty under California Civil Code Section 1792 and Breach of Warranty under the Magnuson-Moss Warranty Act, and denying NVIDIA’s motion to dismiss as to the other causes of action.  The Court gave plaintiffs until December 14, 2009 to file an amended complaint.  On December 14, 2009, plaintiffs filed a Second Amended Consolidated Complaint, asserting claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California’s Consumer Legal Remedies Act.  The Second Amended Complaint seeks unspecified damages.  On January 19, 2010, we filed a motion to dismiss the Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, and California’s Consumer Legal Remedies Act claims in the Second Amended Consolidated Complaint.   In addition, on April 1, 2010, Plaintiffs filed a motion to certify a class consisting of all people who purchased computers containing certain of our MCP and GPU products.  On May 3, 2010, we filed an opposition to Plaintiffs’ motion for class certification.  A hearing on both motions was held on June 14, 2010.  On July 16, 2010, the parties filed a stipulation with the District Court advising that, following mediation they had reached a settlement in principle in The NVIDIA GPU Litigation.  The settlement in principle is subject to certain approvals, including final approval by the court.  As a result of the settlement in principle, the other estimated settlement, and offsetting insurance reimbursements, NVIDIA recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011.  In addition, a portion of the $181.2 million of additional charges we recorded against cost of revenue related to the weak die/packaging set during the second quarter of fiscal year 2011, relates to estimated additional repair and replacement costs related to the implementation of these settlements. On July 19, 2010, the District Court entered an order setting a Preliminary Approval hearing for August 30, 2010, and a Final Approval hearing for November 22, 2010, and removing the pending motions from its calendar.  On August 12, 2010, the parties executed a Stipulation and Agreement of Settlement and Release.

 In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs’ Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs’ Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. On November 5, 2009, the Court of Appeals issued an opinion reversing the District Court’s appointment of one of the lead plaintiffs’ counsel, and remanding the matter for further proceedings.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
(Unaudited)

  On December 8, 2009, the District Court appointed Milberg LLP and Kahn Swick & Foti, LLC as co-lead counsel.  On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b) of the Securities Exchange Act, Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The consolidated complaint seeks unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint.   A hearing on our motion to dismiss was held on June 24, 2010 before Judge Seeborg, and the matter is currently under submission.

     Intel Corporation

       On February 17, 2009, Intel Corporation filed suit against NVIDIA Corporation, seeking declaratory and injunctive relief relating to a license agreement that the parties signed in 2004.  The lawsuit was filed in Delaware Chancery Court.  Intel seeks an order from the Court declaring that the license does not extend to certain NVIDIA chipset products and enjoining NVIDIA from stating that it has license rights for these products. The lawsuit seeks no damages from NVIDIA.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with certain Intel processors and our competitive position would be further harmed.

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

       Discovery is proceeding and trial is currently scheduled for December 6, 2010.  NVIDIA disputes Intel’s claims and intends to vigorously defend these claims, as well as pursue its counterclaims.

Note 13 - Stockholders’ Equity

Stock Repurchase Program

       Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

       We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and six months ended August 1, 2010. Through August 1, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of August 1, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Convertible Preferred Stock

   As of August 1, 2010 and January 31, 2010, there were no shares of preferred stock outstanding.

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

Note 14 - Comprehensive Loss

      Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
	(In thousands)
Net loss	$(140,961)	$(105,302)	$(3,367)	$(306,640)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	840	3,896	(244)	5,505
Reclassification adjustments for net realized losses on available-for-sale securities included in net loss, net of tax	(478)	(157)	(692)	(700)
Total comprehensive loss	$(140,599)	$(101,563)	$(4,303)	$(301,835)

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

     The “All Other” category includes non-recurring charges that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges for the three months and six months ended August 1, 2010.  Non-recurring charges related to our cash tender offer to purchase certain employee stock options were $140.2 million for the six months ended July 26, 2009.  Please refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the cash tender offer.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	CPB	All Other		Consolidated
	(In thousands)
Three Months Ended August 1, 2010:
Revenue	$550,413	$215,091	$45,704		$-	$811,208
Depreciation and amortization expense	$30,743	$7,201	$8,629		$-	$46,573
Operating income (loss)	$(221,711)	$85,226	$(38,722)		$-	$(175,207)
Three Months Ended July 26, 2009:
Revenue	$615,617	$116,626	$44,277		$-	$776,520
Depreciation and amortization expense	$35,549	$7,211	$6,562		$-	$49,322
Operating income (loss)	$(127,437)	$32,822	$(15,492)		$-	$(110,107)
Six Months Ended August 1, 2010:
Revenue	$1,331,266	$404,821	$76,934		$-	$1,813,021
Depreciation and amortization expense	$65,602	$12,597	$15,521	$		$93,720
Operating income (loss)	$(106,367)	$159,091	$(80,538)		$-	$(27,814)
Six Months Ended July 26, 2009:
Revenue	$1,163,001	$222,775	$54,975		$-	$1,440,751
Depreciation and amortization expense	$71,720	$14,389	$13,871		$-	$99,980
Operating income (loss)	$(196,037)	$53,927	$(58,721)		$(140,241)	$(341,072)

       Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
	(In thousands)
Revenue:
China	$271,362	$323,478	$648,681	$583,628
Taiwan	189,027	203,185	467,152	369,621
Other Asia Pacific	155,164	95,151	282,799	165,635
United States	61,143	59,882	148,159	111,772
Other Americas	72,781	50,469	137,682	121,072
Europe	61,731	44,355	128,548	89,023
Total revenue	$811,208	$776,520	$1,813,021	$1,440,751

Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 10% of our total revenue from one customer and 23% of our total revenue from two customers for the three and six months ended August  1, 2010, respectively.  Revenue from significant customers aggregated approximately 12% of our total revenue from one customer for the three and six months ended July 26, 2009.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 36% of our accounts receivable balance from three customers at August 1, 2010 and approximately 20% of our accounts receivable balance from two customers at January 31, 2010.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 16 – Subsequent Event

      On August 18, 2010, NVIDIA and the landlord for four of our primary headquarters buildings in Santa Clara, California, agreed to amend the leases for those buildings.  The amended leases (i) extend the term of each building lease by seven years, (ii) reduce the base monthly rent payable by NVIDIA, and (iii) provide for the return of security deposits to NVIDIA.

     The lease amendments take effect in fiscal year 2013. As a result of these amendments our related contractual obligations increased by $10.6 million for fiscal year 2013, $11.6 million for fiscal year 2014, $11.9 million for fiscal year 2015 and $52.3 million for fiscal years 2016 and thereafter.

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

       NVIDIA, the NVIDIA logo, CUDA, GeForce, ION, NVIDIA 3D Vision, PhysX, Tegra, and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the U.S. and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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

Overview

Our Company

NVIDIA Corporation invented the graphics processing unit, or GPU, in 1999.  Since then, it has strived to set new standards in visual computing with interactive graphics available on devices ranging from tablets and portable media players to notebooks and workstations. Expertise in programmable GPUs has led to breakthroughs in parallel processing which make supercomputing inexpensive and widely accessible.  We serve the entertainment and consumer market with our GeForce and ION graphics products, the professional design and visualization market with our Quadro graphics products, the high-performance computing market with our Tesla computing solutions products, and the mobile computing market with our Tegra system-on-a-chip products.  We have three major operating segments: the GPU business, the Professional Solutions Business, or PSB, and the Consumer Products Business, or CPB.

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

Recent Developments, Future Objectives and Challenges

GPU Business

During the second quarter of fiscal year 2011, we launched our GeForce GTX 460.  GTX 460 uses our second-generation Fermi architecture and delivers a DirectX 11 gaming experience at a balance of price, performance and power.

During the first quarter of fiscal year 2011, we announced and shipped our GeForce GTX 480 and 470 GPUs, the first GPUs based on our Fermi architecture.   The GeForce GTX 480 and GTX 470 GPUs are designed to excel at tessellation, the defining feature of DirectX 11.  The GeForce GTX 480/470 GPUs also provide a higher computational capability, which is designed to allow game developers to increase the level of physics realism via our PhysX API.  We also began shipments of the GeForce 320M chipset to Apple for incorporation into their latest 13-inch MacBook notebooks.  The 320M delivers up to an 80% performance increase over the previous GeForce 9400M GPU.  Our stereo 3D technology continued to gain acceptance in the quarter as we sold a record number of our NVIDIA 3D Vision kits.

Professional Solutions Business

Demand for our workstation products continues to recover, fueled by demand from enterprise customers and new growth markets like video editing.  During SIGRRAPH 2010, we introduced new Quadro GPU products based on our Fermi architecture and 3D Vision Pro, a new 3D stereoscopic solution that empowers engineers, designers, architects and computational chemists who work with complex 3D designs with a rich, reliable 3D viewing experience for large scale visualization environments.

The new Quadro GPUs deliver performance that is up to five times faster for 3D applications and up to eight times faster for computational simulation than our previous Quadro generation products. During the second quarter of fiscal year 2011, our Tesla high performance computing products achieved another record revenue quarter, and continue to make progress in our targeted vertical markets including supercomputing, energy and finance.

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

Consumer Products Business

       Our next generation NVIDIA Tegra mobile processor was designed to power the new generation of tablets, slates, mobile Internet devices (MIDs), e-readers, automotive safety and entertainment solutions, and Internet TV boxes. We have multiple next-generation Tegra design wins in tablets, smartbooks and smartphones that are expected to ship during the second half of fiscal year 2011.  We have also announced that Volkswagen and Audi will use our next-generation Tegra starting in 2012.

Product Defect

       During the second quarter of fiscal year 2011, we recorded a charge to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and graphics processing unit, or GPU, products used in notebook configurations.  The net charge amounted to $193.9 million, of which $181.2 million was charged against cost of revenue.  The extra remediation costs are primarily due to additional platforms from late failing systems that we had not previously considered to be at risk.   Included in the charge are the estimated costs of implementing a settlement reached during the second quarter of fiscal year 2011 with the plaintiffs of a putative consumer class action lawsuit related to this same matter and another related estimated consumer class action settlement. As a result of this settlement, the other estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011. Together with the $282.0 million net charge we had previously recorded for related estimated costs, this brings the total cumulative net charge to $475.9 million, of which $466.4 million has been charged against cost of revenue.

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

       In September, October and November 2008, several putative securities class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of these Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation and the settlement.

Rambus License

In November 2008, Rambus filed a complaint alleging patent infringement against NVIDIA and other respondents with the U.S. International Trade Commission, or ITC. The complaint seeks an exclusion order barring the importation of products that allegedly infringe the Rambus patents.

The ITC has instituted an investigation and a hearing was held in October 2009.  The Administrative Law Judge issued an Initial Determination in January 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  The ITC issued a Final Decision on July 26, 2010.  In its Final Decision, the ITC found that NVIDIA infringed three related patents and issued a limited exclusion order prohibiting import of certain NVIDIA products. NVIDIA intends to appeal the ruling.

      Rambus has also been subject to an investigation in the European Union.  NVIDIA was not a party to that investigation.  However, as a result of Rambus’ commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers, and/or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus' website, or the Required Rambus License.

      On August 12, 2010, we entered into the Required Rambus License.  Pursuant to the agreement, Rambus charges a royalty of (i) one percent of the net sales price per unit for certain memory controllers and (ii) two percent of the net sales price per unit for certain other memory controllers, provided that the maximum average net sales price per unit for these royalty bearing products shall be deemed not to exceed a maximum of $20.  As a result, we believe that the impact on our ongoing overall gross margin, depending on the product mix, will be approximately one gross margin point.  The agreement has a term until December 9, 2014.  However, NVIDIA may terminate the agreement on or after August 12, 2011 with 30 days prior written notice to Rambus.

Stock  Repurchase Program

Our Board of Directors, or our Board, has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013.  During the three and six months ended August 1, 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock.  Through August 1, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of August 1, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

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

The “All Other” category includes non-recurring charges that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges for the first half of fiscal year 2011.  Non-recurring charges related to our cash tender offer to purchase certain employee stock options were $140.2 million for the first quarter of fiscal year 2010.  Please refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the cash tender offer and Note 15 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	83.4	79.8	67.4	76.0
Gross profit	16.6	20.2	32.6	24.0
Operating expenses
Research and development	26.0	24.8	23.6	34.3
Sales, general and administrative	12.2	9.5	10.5	13.4
Total operating expenses	38.2	34.3	34.1	47.7
Operating loss	(21.6)	(14.1)	(1.5)	(23.7)
Interest and other income, net	0.8	0.4	0.5	0.6
Loss before income tax benefit	(20.8)	(13.7)	(1.0)	(23.1)
Income tax benefit	(3.5)	(0.2)	(0.8)	(1.8)
Net loss	(17.3)%	(13.5)%	(0.2)%	(21.3)%

Three and six months ended August 1, 2010 and July 26, 2009

Revenue

Revenue was $811.2 million for our second quarter of fiscal year 2011, compared to $776.5 million for our second quarter of fiscal year 2010, which represents an increase of approximately 5%.  Revenue was $1.81 billion for the first half of fiscal year 2011 and $1.44 billion for the first half of fiscal year 2010, which represented an increase of 26%.  We expect revenue to increase slightly during the third quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2011.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue decreased by approximately 11% to $550.4 million in the second quarter of fiscal year 2011, compared to $615.6 million for the second quarter of fiscal year 2010. This decrease resulted from decreased sales of our desktop GPU and MCP products offset by increased sales of our notebook GPU and memory products.  The decline in sales of desktop GPU and MCP products was primarily due to a drop in unit shipments driven by weakness in our end customer markets as well as market share losses according to the latest 2010 PC Graphics Report from Mercury Research. We believe that rising memory costs and the weakness of the Euro during the second quarter of fiscal year 2011 contributed to increased end market prices of graphics add-in card and that, in addition, the growing economic concerns in Europe and China began to create pressure on discretionary spending in those regions. As a result, we believe the market moved towards lower-cost GPUs and PCs with integrated graphics, both of which we believe negatively impacted our GPU Business revenue for the second quarter of fiscal year 2011. Offsetting those declines were increases in sales of our notebook GPU and memory products in the second quarter of fiscal year 2011 when compared to second quarter of fiscal year 2010. The growth in sales of notebook GPU products was driven by a continuing shift in the market demand towards notebook PCs from desktop PCs. The growth in memory sales is driven by the launch of our new generation of GPUs with Fermi architecture.

GPU Business revenue increased by approximately 15% to $1.33 billion for the first half of fiscal year 2011 compared to $1.16 billion for the first half of fiscal year 2010.  The increase was primarily the result of increased sales of our notebook GPU and memory products offset by decreased sales of our MCP products.   The growth in the sales of notebook GPU products was driven by a continuing shift in the market demand towards notebook PCs from desktop PCs.  The growth in memory sales was driven by the launch of our new generation of GPUs with Fermi architecture.  Offsetting this growth was a decrease in sales of our MCP products due to a drop in unit shipments driven by weakness in our end customer markets as well as a loss in market share according to the latest 2010 PC Graphics Report from Mercury Research.

PSB. PSB revenue increased by approximately 84% to $215.1 million in the second quarter of fiscal year 2011,  compared to $116.6 million for the second quarter of fiscal year 2010.  PSB revenue increased by 82% to $404.8 million for the first half of fiscal year 2011 as compared to $222.8 million for the first half of fiscal year 2010.  These increases were driven by growth in both our Quadro and Tesla brands. Unit shipments of our Quadro workstation products increased, fueled by demand from enterprise customers as the market recovered from the previous recessionary conditions. Tesla achieved record revenue during the second quarter and first half of fiscal year 2011, driven by the launch of products containing our new Fermi architecture.

CPB.  CPB revenue increased by 3% to $45.7 million in the second quarter of fiscal year 2011, compared to $44.3 million for the second quarter of fiscal year 2010.  CPB revenue increased by approximately 40% to $76.9 million for the first half of fiscal year 2011 as compared to $55.0 million for the first half of fiscal year 2010.  These increases in CPB revenue were primarily driven by increased unit shipments of our Tegra products.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 83% and 86% of total revenue for the second quarter of fiscal years 2011 and 2010, respectively, and 84% for both the first half of fiscal years 2011 and 2010. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 10% of our total revenue from one customer for the second quarter and 23% of our total revenue from two customers for the first half of fiscal year 2011.  Revenue from significant customers aggregated approximately 12% of our total revenue from one customer for the second quarter and first half of fiscal year 2010.

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

Our overall gross margin was 16.6% and 20.2% for the second quarter of fiscal year 2011 and 2010, respectively and 32.6% and 24.0% for the first half of fiscal year 2011 and 2010, respectively.  The regression in gross margin for the second quarter of fiscal year 2011 when compared to the second quarter of fiscal year 2010 was impacted by an additional charge related to weak die/packaging material set and also by our write-down of excess inventories.  Inventory reserves taken during the second quarter and first half of fiscal year 2011 were approximately $94 million and $122 million higher compared to reserves taken in the second quarter and first half of fiscal year 2010, respectively.  Offsetting these charges were the continuing positive impact of improved yields of our 40nm products as well as other manufacturing cost reductions.

       We intend to focus on improving our gross margin by delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  As such, we expect gross margin to increase during the third quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2011.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business decreased during the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010, as well as during the first half of fiscal year 2011 as compared to the first half of fiscal year 2010.  The decrease was primarily due to the impact of an additional charge related to weak die/packaging material set used in certain versions of previous generation MCP and GPU products, net of insurance reimbursements.  During the second quarter of fiscal year 2011, we recorded a net charge against cost of revenue of $181.2 million that includes anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set as well as additional remediation costs and the estimated costs of a pending settlement of a class action lawsuit. During the second quarter of fiscal year 2010 we had recorded a net charge of $120.0 million to cost of revenue for this same matter. Additionally, during the second quarter of fiscal year 2011, unexpected PC market weakness resulted in excess inventory. As a consequence, we recorded related charges for inventory reserves and the gross margin of our GPU Business was negatively impacted by these charges. Offsetting these charges were the continuing positive impact of improved yields of our 40nm products as well as other manufacturing cost reductions.

PSB. The gross margin of our PSB increased during the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010, and was relatively flat during the first half of fiscal year 2011 as compared to the first half of fiscal year 2010.  The increase was primarily due to the positive contribution of new products that we launched during the second quarter of fiscal year 2011 containing our new Fermi architecture.

CPB.  The gross margin of our CPB increased during the second quarter of fiscal year 2011 as compared to the second quarter fiscal year 2010, and was relatively flat during the first half of fiscal year 2011 as compared to the first half of fiscal year 2010. The increase was primarily driven by increased unit shipments of higher margin Tegra products.

Operating Expenses

	Three Months Ended				Six Months Ended
	August1, 2010	July 26, 2009	$ Change	% Change	August 1, 2010	July 26, 2009	$ Change	% Change
	(in millions)				(in millions)
Research and development expenses	$210.6	$192.9	$17.7	9%	$428.7	$494.7	$(66.0)	(13)%
Sales, general and administrative expenses	98.9	73.9	25.0	34%	189.7	192.8	(3.1)	(2)%
Total operating expenses	$309.5	$266.8	$42.7	16%	$618.4	$687.5	$(69.1)	(10)%
Research and development as a percentage of net revenue	26.0%	24.8%			23.6%	34.3%
Sales, general and administrative as a percentage of net revenue	12.2%	9.5%			10.5%	13.4%

Research and Development

Research and development expenses were $210.6 million and $192.9 million during the second quarter of fiscal year 2011 and 2010, respectively, an increase of $17.7 million, or 9%.  Compensation and benefits increased by $7.6 million primarily related to growth in headcount and development spending increased by $3.8 million. These increases were offset by a decrease of $2.5 million in depreciation and amortization associated with fully depreciated assets.

Research and development expenses were $428.7 million and $494.7 million in the first half of fiscal years 2011 and 2010, respectively, a decrease of $66 million, or 13%.  During the first half of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  In addition, ongoing stock-based compensation expense decreased in the first half of fiscal year 2011 by $5.4 million resulting from the cancellation of stock options pursuant to the tender offer in March 2009 and depreciation and amortization decreased by $4.8 million as a result of fully depreciated assets. These decreases were offset by increases in compensation and benefits by $13.3 million primarily related to growth in headcount and increases in development spending by $11.3 million.

Sales, General and Administrative

Sales, general and administrative expenses were $98.9 million and $73.9 million during the second quarters of fiscal years 2011 and 2010, respectively, an increase of $25.0 million, or 34%. This increase was primarily attributable to estimated costs of $15.0 million that we recorded during the second quarter of fiscal year 2011 for the pending settlement of a putative consumer class action lawsuit related to the weak die/packaging material set. In addition, compensation and  benefits increased by $8.5 million due to headcount growth in departments related to sales, general, and administrative functions, and an increase in marketing expense of $3.0 million. These increases were offset by a decrease of $0.8 million in depreciation and amortization due to fully depreciated assets.

Sales, general and administrative expenses were $189.7 million and $192.8 million for the first half of fiscal years 2011 and 2010, respectively, a decrease of $3.1 million, or 2%.  During the first half of fiscal year 2010, sales, general and administrative expenses included stock-based compensation of $38.3 million related to the purchase of certain outstanding options that were tendered in March 2009. In addition, ongoing stock-based compensation expense decreased by $1.3 million resulting from the cancellation of stock options pursuant to the tender offer. Depreciation and amortization also decreased due to fully depreciated assets. These decreases were offset by increases in compensation and benefits of $17.6 million primarily due to headcount growth in departments related to sales, general, and administrative functions, and an increase in marketing expense of $4.7 million.  During the second quarter of fiscal year 2011, we recorded a charge for estimated costs of implementing a settlement with the plaintiffs of a putative consumer class action lawsuit and another related estimated consumer class action settlement.  As a result of the settlement in principle, another related estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expenses.

We expect operating expenses to be approximately $300 million in the third quarter of fiscal year 2011.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $4.8 million and $5.8 million in the second quarter of fiscal years 2011 and 2010, respectively, a decrease of $1.0 million. Interest income was $10.4 million and $11.9 million for the first half of fiscal years 2011 and 2010, respectively, a decrease of $1.5 million. These decreases were primarily due to lower interest rates in the second quarter and first half of fiscal year 2011 when compared to the second quarter and first half of fiscal year 2010.

Other Income (Expense), net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other income, net of other (expense) was $2.1 million in the second quarter of fiscal year 2011 compared to ($1.9) million of other (expense), net of other income in the second quarter of fiscal year 2010.  The fluctuation of $4.0 million was primarily driven by realized gains from investments in the second quarter of fiscal year 2011.

Income Taxes

We recognized income tax benefit of $28.1 million and $15.0 million for the second quarter and first half of fiscal year 2011, respectively, and $1.8 million and $25.3 million for the second quarter and first half of fiscal year 2010, respectively.  Income tax benefit as a percentage of income before taxes, or our effective tax rate, was 16.6% and 81.6% for the second quarter and first half of fiscal year 2011, respectively, and 1.7% and 7.6% for the second quarter and first half of fiscal year 2010, respectively.

The expected tax benefit derived from our loss before tax for the first half of fiscal year 2011 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of 81.6% due to favorable discrete events in the first half of 2011 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits, offset by permanent tax differences related to stock-based compensation and the impact of statutory tax rates in non-U.S. jurisdictions that are less than the U.S. federal statutory tax rate of 35%.  The U.S. federal research tax credit expired on December 31, 2009.  We will recognize the tax benefit of the U.S. federal research tax credit if and when reenacted into law.

The expected tax benefit derived from our loss before tax for the first half of fiscal year 2010 at the United States federal statutory tax rate of 35% differs from our actual effective tax rate of 7.6% due primarily to permanent tax differences related to stock-based compensation, including with respect to our stock option purchase completed in the first quarter of fiscal year 2010, and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the tax benefit of the United States federal research tax credit.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of August 1, 2010	As of January 31, 2010
	(In millions)
Cash and cash equivalents	$377.0	$447.2
Marketable securities	1,395.5	1,281.0
Cash, cash equivalents, and marketable securities	$1,772.5	$1,728.2

	Six Months Ended
	August 1,	July 26,
	2010	2009
	(In millions)
Net cash provided by operating activities	$28.9	$277.2
Net cash used in investing activities	$(176.4)	$(140.1)
Net cash provided by (used) in financing activities	$77.3	$(31.1)

As of August 1, 2010, we had $1.77 billion in cash, cash equivalents and marketable securities, an increase of $44.3 million from $1.73 billion at the end of fiscal year 2010.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $28.9 million and $277.2 million during the first half of fiscal years 2011 and 2010, respectively.  The decrease in cash provided by operating activities in the first half of fiscal year 2011 was primarily due to decreases in working capital as a result of an increase in inventories for the GPU business and decreases in accounts payable due to the timing of payment of vendor invoices.  This was offset by an increase in cash earnings for the first half of fiscal year 2011 when compared to the first half of fiscal year 2010 that is computed by adding back non-cash depreciation and stock based compensation to net loss.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $176.4 million and $140.1 million during the first half of fiscal years 2011 and 2010, respectively.

We expect to spend approximately $150 million to $200 million for capital expenditures during the remainder of fiscal year 2011, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities provided cash of $77.3 million and used cash of $31.1 million during the first half of fiscal years 2011 and 2010, respectively.  Net cash provided by financing activities in the first half of fiscal year 2011 was primarily due to an increase of proceeds from issuance of common stock under our employee stock plans during the first half of fiscal year 2011. During the first half of fiscal year 2010, $78.1 million was paid to purchase stock options tendered in March 2009, offset by cash proceeds of $47.1 million from common stock issued under our employee stock plans.

        Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars.  As of August 1, 2010, we did not have any investments in auction-rate preferred securities.

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

As of August 1, 2010 and January 31, 2010, we had $1.77 billion and $1.73 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of August 1, 2010, we were in compliance with our investment policy.  As of August 1, 2010, our investments in government agencies and government sponsored enterprises represented approximately 60% of our total investment portfolio, while the financial sector accounted for approximately 28% of our total investment portfolio.  All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of August 1, 2010.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during three months ended August 1, 2010.  However, during fiscal year 2009, we recorded an other than temporary impairment charge of $5.6 million related to our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund.   Please refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements for further details.

 Net realized gains, excluding any impairment charges, for the three and six months ended August 1, 2010 were $0.7 million and $1.0 million, respectively.  Net realized gains, excluding any impairment charges, for the three and six months ended July 26, 2009 were $0.2 million and $1.0 million, respectively.  As of August 1, 2010, we had a net unrealized gain of $11.5 million, which was comprised of gross unrealized gains of $11.8 million, offset by $0.3 million of gross unrealized losses.  As of January 31, 2010, we had a net unrealized gain of $12.6 million, which was comprised of gross unrealized gains of $12.7 million, offset by $0.1 million of gross unrealized losses.

 As of August 1, 2010, we held a money market investment in the International Reserve Fund, which was valued at $13.0 million, net of $5.6 million of other than temporary impairment charges that we recorded during fiscal year 2009. We reclassified this amount out of cash and cash equivalents in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $13.0 million value of our holdings in the International Reserve Fund as of August 1, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during the fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $111.4 million we received was our portion of a payout of approximately 85.6% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund had matured by the end of fiscal year 2010. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  Three customers accounted for approximately 36% of our accounts receivable balance at August 1, 2010. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Stock Repurchase Program

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and six months ended August 1, 2010. Through August 1, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of August 1, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

Operating Capital and Capital Expenditure Requirements

    We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

●	decreased demand and market acceptance for our products and/or our customers’ products;
●	inability to successfully develop and produce in volume production our next-generation products;
●	competitive pressures resulting in lower than expected average selling prices; and
●	new product announcements or product introductions by our competitors.

We expect to spend approximately $150 million to $200 million for capital expenditures during the remainder of fiscal year 2011, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

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

      During the second quarter of fiscal year 2011, we recorded a charge to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.  The net charge amounted to $193.9 million, of which $181.2 million was charged against cost of revenue.  The extra remediation costs are primarily due to additional platforms from late failing systems that we had not previously considered to be at risk.   Included in the charge are the estimated costs of implementing a settlement reached during the second quarter of fiscal year 2011 with the plaintiffs of a putative consumer class action lawsuit related to this same matter and the other estimated consumer class action settlement. As a result of this settlement, the other related estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011. Together with the $282.0 million net charge we had previously recorded for related estimated costs, this brings the total cumulative net charge to $475.9 million, of which $466.4 million has been charged against cost of revenue.

The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these products are failing in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures. We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures. The weak die/packaging material combination is not used in any of our products that are currently in production.

     In September, October and November 2008, several putative securities class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 12 of these Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation and the settlement.

 Contractual Obligations

At August 1, 2010, we had outstanding inventory purchase obligations totaling approximately $468 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, other than as disclosed in Note 16 of the Notes to the Condensed Consolidated Financial Statements.  Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of August 1, 2010, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

       As of August 1, 2010 and January 31, 2010, we had $1.77 billion and $1.73 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of August 1, 2010, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

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

     As of August 1, 2010, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $8.0 million.

     The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of August 1, 2010, our investments in government agencies and government sponsored enterprises represented approximately 60% of our total investment portfolio, while the financial sector accounted for approximately 28% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decline by approximately $28-$70 million.

Exchange Rate Risk

    We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income (loss) for the first half of fiscal years 2011, and 2010 was $0.7 million and $1.6 million, respectively.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

    We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at August 1, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

  Disclosure Controls and Procedures

Based on their evaluation as of August 1, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

  Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended August 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a continuing risk to our business as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have reduced the demand for our products. Specifically, during the second quarter of fiscal year 2011, we believe that rising memory costs and the weakness of the Euro contributed to increased end market prices of graphics add-in card and that, in addition, the growing economic concerns in Europe and China began to create pressure on discretionary spending in those regions. As a result, we believe the market moved towards lower-cost GPUs and PCs with integrated graphics, both of which we believe negatively impacted our GPU Business revenue for the second quarter of fiscal year 2011.

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

         If we are unable to compete in the markets for our products, our financial results will be adversely impacted.

The market for our products is characterized by rapid technological change, new product introductions, evolving industry standards and declining average selling prices.  We believe that the principal competitive factors in this market are performance, product bundling by competitors with multiple product lines, breadth and frequency of product offerings, access to customers and distribution channels, backward-forward software support, conformity to industry standard Application Programming Interface, or APIs, manufacturing capabilities, price of processors, and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

A significant source of competition is from companies that provide or intend to provide GPUs and mobile and consumer products.  Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.

       Our current competitors include the following:

●
suppliers of GPUs, including chipsets, that incorporate 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices Inc., or AMD, Intel Corporation, or Intel, Matrox Electronics Systems Ltd., SIS, and VIA; and

●
suppliers of system-on-a-chip products that support tablets, netbooks, PNDs, PMPs, PDAs, cellular phones, handheld devices or embedded devices such as AMD, Broadcom, Freescale Semiconductor Inc., Fujitsu Limited, Imagination Technologies Ltd., Intel, ARM Holdings plc, Marvell Technology Group Ltd, or Marvell, NEC Corporation, Qualcomm Incorporated, Renesas Technology, Samsung, Seiko-Epson, ST Microelectronics, Texas Instruments Incorporated, and Toshiba America, Inc.

Our MCP products are currently used with both Intel and AMD processors. Intel or AMD may decide to bundle their own chipsets with their respective processors.  If we are unable to sell our MCP products for use with certain Intel and AMD processors, we may not be able to successfully compete and our business would be negatively impacted.

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

Our business is cyclical in nature and has experienced severe downturns that have, and may in the future harm our business and financial results.

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

 We manufacture our products based on forecasts of customer demand in order to have shorter shipment lead times and quicker delivery schedules for our customers.  As a result, we may build inventories for anticipated periods of growth which do not occur or may build inventory anticipating demand for a product that does not materialize. In forecasting demand, we make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory include:

●	changes in business and economic conditions, including downturns in the semiconductor industry and/or overall economy;
●	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;
●	if there were a sudden and significant decrease in demand for our products;
●	if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements;
●	if we fail to estimate customer demand properly for our older products as our newer products are introduced; or
●	if our competition were to take unexpected competitive pricing actions.

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

We are focused on improving our gross margin. Our gross margin for any period depends on a number of factors, including:

●	the mix of our products sold;
●	average selling prices;
●	introduction of new products;
●	product transitions;
●	sales discounts;
●	unexpected pricing actions by our competitors;
●	the cost of product components; and
●	the yield of wafers produced by the foundries that manufacture our products.

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

Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses represented 38% and 34 % of our total revenue for each of the second quarters of fiscal years 2011 and 2010 respectively, and 34% and 48%, of our total revenue for the first half of fiscal years 2011 and 2010, respectively.  Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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

In order to maintain or improve our financial results, we will need to continue to identify and develop new products as well as identify and enter new markets.  As our GPUs and other processors develop and competition increases, we anticipate that product life cycles at the high end will remain short and average selling prices will decline. In particular, average selling prices and gross margins for our GPUs and other processors could decline as each product matures and as unit volume increases. As a result, we will need to introduce new products and enhancements to existing products to maintain or improve overall average selling prices, our gross margin and our financial results. We believe the success of our new product introductions will depend on many factors outlined elsewhere in these risk factors as well as the following:

●	market demand for new products and enhancements to existing products;
●	timely completion and introduction of new product designs and new opportunities for existing products;
●	seamless transitions from an older product to a new product;
●	differentiation of our new products from those of our competitors;
●	delays in volume shipments of our products;
●	market acceptance of our products instead of our customers' products; and
●	availability of adequate quantity and configurations of various types of memory products.

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

The success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, add-in board and motherboard manufacturers, is an integral part of our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers’ new system configurations. This requires that we:

●	anticipate the features and functionality that customers and consumers will demand;
●	incorporate those features and functionalities into products that meet the exacting design requirements of our customers;
●	price our products competitively; and
●	introduce products to the market within our customers’ limited design cycles

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

     Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.  During fiscal years 2009 and 2010 and the second quarter of fiscal year 2011 we recorded net warranty charges of $466.4 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configurations. Please see the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business” for further information regarding this product defect.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 4,011 full-time employees as of August 1, 2010 and 3,856 employees as of July 26, 2009, respectively.  Research and development expenditures were $210.6 million and $192.9 million for the second quarter of fiscal years 2011 and 2010, respectively, and $428.7 million and $494.7 million for the first half of fiscal years 2011 and 2010, respectively.  Research and development expenses included stock-based compensation expense of $14.5 million and $13.3 million for the second quarter of fiscal years 2011 and 2010, respectively, and $29.1 and $34.5 million for the first half of fiscal years 2011 and 2010, respectively.  Additionally, during the first half of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

We are dependent on third parties for assembly, testing and packaging of our products, which reduce our control over the delivery schedule, product quantity or product quality.

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

 We have a limited number of customers and our sales are highly concentrated. Aggregate sales to customers in excess of 10% of total revenue for the second quarter and first half of fiscal year 2011, was 10% from one customer and 23% from two customers respectively. Aggregate sales to customers in excess of 10% of total revenue for the second quarter and first half of 2010, accounted for approximately 12% of total revenue from one customer. Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

       Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

       Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 36% of our accounts receivable balance from three customers at August 1, 2010 and approximately 20% of our accounts receivable balance from two customers at January 31, 2010.

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

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 83% and 86% of our revenue for the second quarter of fiscal years 2011 and 2010, respectively, and 84% of our revenue for the first half of fiscal years 2011 and 2010, respectively from sales to customers outside the United States and other Americas.  As of August 1, 2010, we have offices in fifteen countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

●	international economic and political conditions, such as political tensions between countries in which we do business;
●	unexpected changes in, or impositions of, legislative or regulatory requirements;
●	complying with a variety of foreign laws;
●	differing legal standards with respect to protection of intellectual property and employment practices;
●	cultural differences in the conduct of business;
●	inadequate local infrastructure that could result in business disruptions;
●	exporting or importing issues related to export or import restrictions, tariffs, quotas and other trade barriers and restrictions;
●	financial risks such as longer payment cycles, difficulty in collecting accounts receivable and fluctuations in currency exchange rates;
●	imposition of additional taxes and penalties; and
●	other factors beyond our control such as terrorism, civil unrest, war and diseases such as severe acute respiratory syndrome and the Avian flu.

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

 In addition, we rely on stock-based awards as a means for recruiting, motivating and retaining highly skilled talent.  If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

●	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
●	difficulty in operating in a new or multiple new locations;
●	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;
●	difficulty in realizing the potential financial or strategic benefits of the transaction;
●	difficulty in maintaining uniform standards, controls, procedures and policies;
●	disruption of or delays in ongoing research and development efforts;
●	diversion of capital and other resources;
●	assumption of liabilities;
●	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
●	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and
●	impairment of relationships with employees and customers, or the loss of any of our key employees or customers our target’s key employees or customers, as a result of our acquisition or investment.

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

At August 1, 2010, we had $1.77 billion in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of August 1, 2010, we did not have any investments in auction-rate preferred securities.

The financial turmoil that affected the banking system and financial markets and the increased possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of August 1, 2010, our investments in government agencies and government sponsored enterprises represented approximately 60% of our total investment portfolio, while the financial sector accounted for approximately 28% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  Substantially all of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decrease by approximately $28-$70 million.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

During fiscal years 2009 and 2010 and the second quarter of fiscal year 2011 we recorded net warranty charges against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configurations.  During the second quarter of fiscal year 2011, we recorded a charge to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and graphics processing unit, or GPU, products used in notebook configurations.  The net charge amounted to $193.9 million, of which $181.2 million was charged against cost of revenue.  The extra remediation costs are primarily due to additional platforms from late failing systems that we had not previously considered to be at risk.   Included in the charge are the estimated costs of implementing a settlement reached during the second quarter of fiscal year 2011 with the plaintiffs of a putative consumer class action lawsuit related to this same matter and the other estimated consumer class action settlement. As a result of this settlement, the other estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011. Together with the $282.0 million net charge we had previously recorded for related estimated costs, this brings the total cumulative net charge to $475.9 million, of which $466.4 million has been charged against cost of revenue.

The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates.   Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. We intend to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

In September, October and November 2008, several putative securities class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from this litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

We are a party to other litigation, including patent litigation, which, if determined adversely to us, could adversely affect our cash flow and financial results.

We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with Intel Corporation, Rambus Inc. and with various parties related to our acquisition of 3dfx in 2001. Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further detail on these lawsuits. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling or importing certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

       Changes in United States tax legislation regarding our foreign earnings could materially impact our business.

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  President Obama’s administration has released various international tax proposals that if enacted into law would substantially reduce our ability to defer United States taxes on such indefinitel reinvestment non-United States earnings, eliminate or substantially reduce our ability to claim foreign tax credits, and/or eliminate certain tax deductions until foreign earnings are repatriated to the United States. If any of these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

Our operating results may be adversely affected if we are subject to unexpected tax liabilities.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. Tax rates vary among the jurisdictions in which we operate. Significant judgment is required in determining our provision for our income taxes as there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any of the below could cause our effective tax rate to be materially different than that which is reflected in historical income tax provisions and accruals:

●	the jurisdictions in which profits are determined to be earned and taxed;
●	adjustments to estimated taxes upon finalization of various tax returns;
●	changes in available tax credits;
●	changes in share-based compensation expense;
●	changes in tax laws, the interpretation of tax laws either in the United States or abroad or the issuance of new interpretative accounting guidance related to uncertain transactions and calculations where the tax treatment was previously uncertain; and
●	the resolution of issues arising from tax audits with various tax authorities.

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

In addition, in the future, we may need to commence litigation or other legal proceedings in order to:

●	assert claims of infringement of our intellectual property;
●	enforce our patents;
●	protect our trade secrets or know-how; or
●	determine the enforceability, scope and validity of the propriety rights of others.

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

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

●	the commercial significance of our operations and our competitors’ operations in particular countries and regions;
●	the location in which our products are manufactured;
●	our strategic technology or product directions in different countries; and
●	the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

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

During fiscal year 2009, we purchased real property in Santa Clara, California that includes approximately 25 acres of land and ten commercial buildings.  We also own real property in China and India.  We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

●	the possibility of environmental contamination and the costs associated with mitigating any environmental problems;
●	adverse changes in the value of these properties, due to interest rate changes, changes in the market in which the property is located, or other factors;
●	the risk of loss if we decide to sell and are not able to recover all capitalized costs;
●	increased cash commitments for the possible construction of a campus;
●	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;
●	increased operating expenses for the buildings or the property or both;
●	possible disputes with third parties, such as neighboring owners or others, related to the buildings or the property or both; and
●
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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $24.6 million and $25.4 million for the second quarter of fiscal years 2011 and 2010, respectively, and $49.8 million and $59.5 million for the first half of fiscal years 2011 and 2010, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.  Additionally, in March 2009, we completed a cash tender offer to purchase certain employee stock options. A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.  We believe that expensing employee equity compensation will continue to negatively impact our operating results.

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

 We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products.  Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage.

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory.

There is also a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratice Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products.

Future environmental legal requirements may become more stringent or costly and  our compliance costs and potential liabilities arising from past and future releases of, or exposure to, hazardous substances may harm our business and our reputation.

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

 We prepare our consolidated financial statements in conformity with U.S.GAAP.  These principles are constantly subject to review and interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Additionally, changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, could have a significant adverse effect on our results of operations or the manner in which we conduct our business.

Provisions in our certificate of incorporation, our bylaws and our agreement with Microsoft could delay or prevent a change in control.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

●	the ability of our Board to create and issue preferred stock without prior stockholder approval;
●	the prohibition of stockholder action by written consent;
●	a classified Board; and
●	advance notice requirements for director nominations and stockholder proposals.

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

        The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement

       During the three and six months ended August 1, 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock.  Through the first half of fiscal year 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of August 1, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

        Additionally, during the second quarter of fiscal year 2011, we granted approximately 2.7 million stock options and 2.9 million restricted stock units under the 2007 Equity Incentive Plan.  In March 2009, we completed a cash tender offer for 28.5 million options held by our employees. Please refer to Note 2 and Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*+	XBRL Taxonomy Extension Schema Document

101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

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
+  Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements.  These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2010
NVIDIA Corporation
By:	/s/ DAVID L. WHITE
David L. White
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*+	XBRL Taxonomy Extension Schema Document

101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

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
   +  Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements.  These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.