Form 10-Q
period 2010-10-31
NVIDIA CORP
filed 2010-12-07
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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
Yes ☐ No ☒

        The number of shares of common stock, $0.001 par value, outstanding as of  December 3, 2010, was 581 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009

Revenue	$843,912	$903,206	$2,656,933	$2,343,957
Cost of revenue	451,850	511,423	1,674,202	1,605,755
Gross profit	392,062	391,783	982,731	738,202
Operating expenses
Research and development	204,527	197,948	633,267	692,600
Sales, general and administrative	83,752	85,990	273,495	278,829
Total operating expenses	288,279	283,938	906,762	971,429
Income (loss) from operations	103,783	107,845	75,969	(233,227)
Interest income	4,220	5,444	14,596	17,347
Other income (expense), net	(4,418)	(3,082)	(5,302)	(5,835)
Income (loss) before income tax benefit	103,585	110,207	85,263	(221,715)
Income tax expense (benefit)	18,723	2,630	3,768	(22,652)
Net income (loss)	$84,862	$107,577	$81,495	$(199,063)

Basic net income (loss) per share	$0.15	$0.20	$0.14	$(0.36)
Shares used in basic per share computation	577,323	551,283	572,420	546,737

Diluted net income (loss) per share	$0.15	$0.19	$0.14	$(0.36)
Shares used in diluted per share computation	582,648	574,381	584,500	546,737

See accompanying Notes to Condensed Consolidated Financial Statements

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 31, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$451,174	$447,221
Marketable securities	1,536,046	1,281,006
Accounts receivable, net	399,502	374,963
Inventories	377,812	330,674
Prepaid expenses and other	34,416	38,214
Deferred income taxes	8,752	8,752
Total current assets	2,807,702	2,480,830
Property and equipment, net	585,672	571,858
Goodwill	369,844	369,844
Intangible assets, net	112,642	120,458
Deposits and other assets	39,719	42,928
Total assets	$3,915,579	$3,585,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324,770	$344,527
Accrued liabilities and other	491,719	439,851
Total current liabilities	816,489	784,378
Other long-term liabilities	177,851	111,950
Capital lease obligations, long term	23,359	24,450
Commitments and contingencies - see Note 12
Stockholders’ equity:
Preferred stock	—	—
Common stock	671	653
Additional paid-in capital	2,386,257	2,219,401
Treasury stock, at cost	(1,479,392)	(1,463,268)
Accumulated other comprehensive income	12,667	12,172
Retained earnings	1,977,677	1,896,182
Total stockholders' equity	2,897,880	2,665,140
Total liabilities and stockholders' equity	$3,915,579	$3,585,918

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	October 31, 2010	October 25, 2009
Cash flows from operating activities:
Net income (loss)	$81,495	$(199,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense related to stock option purchase	-	135,735
Depreciation and amortization	140,596	148,750
Stock based compensation expense	74,985	82,471
Other	5,382	3,854
Deferred income taxes	(172)	(25,773)
Changes in operating assets and liabilities:
Accounts receivable	(24,567)	(79,749)
Inventories	(46,746)	257,729
Prepaid expenses and other current assets	3,798	8,125
Deposits and other assets	4,864	(2,657)
Accounts payable	(21,868)	96,588
Accrued liabilities and other long-term liabilities	23,357	(7,448)
Net cash provided by operating activities	241,124	418,562
Cash flows from investing activities:
Purchases of marketable securities	(1,193,323)	(804,610)
Proceeds from sales and maturities of marketable securities	931,099	624,295
Purchases of property and equipment and intangible assets	(76,547)	(55,026)
Other	(1,656)	(218)
Net cash used in investing activities	(340,427)	(235,559)
Cash flows from financing activities:
Payments related to stock option purchase	-	(78,075)
Proceeds from issuance of common stock under employee stock plans	104,131	92,192
Payments under capital lease obligations	(875)	(318)
Net cash provided by financing activities	103,256	13,799
Change in cash and cash equivalents	3,953	196,802
Cash and cash equivalents at beginning of period	447,221	417,688
Cash and cash equivalents at end of period	$451,174	$614,490

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,522	$2,611
Cash paid for interest on capital lease obligations	$2,359	$2,453
Other non-cash activities:
Assets acquired by assuming related liabilities	$67,785	$13,596
Change in unrealized gains from marketable securities	$497	$5,780

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

Fiscal Year

We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal year 2011 is a 52-week year, compared to fiscal year 2010, which was a 53-week year. The third quarter of fiscal years 2011 and 2010 are both 13-week quarters.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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

  Inventories

  Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory to the lower of cost or estimated market value. Obsolete or unmarketable inventory is completely written off based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. We also write off inventory in excess of forecasted future demand. If actual market conditions are less favorable than those projected by management, or if our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped. So if actual market conditions are more favorable in the fiscal periods subsequent to that in which we record larger than normal inventory reserves, we may have higher gross margins when products are sold. Sales of such items improved gross profit margin by approximately 3% for the third quarter of fiscal year 2011 and were largely offset by additional inventory write off attributed to the current quarter.

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

Revenue Recognition

In September 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, the FASB also issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 as described above.

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

Recently Issued Accounting Pronouncements

During the nine months ended October 31, 2010, there was no recent issuance of accounting pronouncements as compared to those described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2010, that are of significance, or have potential material significance to us.

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

In addition to the stock-based compensation expense related to our cash tender offer to purchase certain employee stock options as described in Note 2 – Stock Option Purchase, our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Cost of revenue	$2,490	$2,650	$6,582	$9,708
Research and development	$14,104	$12,853	$43,251	$47,391
Sales, general and administrative	$8,585	$7,479	$25,155	$25,372

During the three and nine months ended October 31, 2010, we granted approximately 3.0 million and 5.7 million stock options, respectively, with an estimated total grant-date fair value of $13.7 million and $33.5 million, respectively, and a per option weighted average grant-date fair value of $4.60 and $5.90, respectively.  During the three and nine months ended October 31, 2010, we granted approximately 3.9 million and 6.8 million RSUs, respectively, with an estimated total grant-date fair value of $40.8 million and $91.9 million, respectively, and a per RSU weighted average grant-date fair value of $10.53 and $13.50, respectively.

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

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $9.9 million and $22.9 million, respectively, for the three and nine months ended October 31, 2010. As of October 31, 2010, and October 25, 2009, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $164.7 million and $142.9 million, respectively, adjusted for estimated forfeitures.  As of October 31, 2010 and October 25, 2009, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 1.8 years and 2.0 years, respectively.  As of each of October 31, 2010 and October 25, 2009, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.6 years.

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

       The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Stock Options	(Using a binomial model)
Expected life (in years)	4.0-5.5	3.9-5.7	3.1-6.7	3.6-5.8
Risk free interest rate	1.9-2.7%	2.5-2.8%	1.9-3.0%	1.8-2.8%
Volatility	46-47%	48-49%	43-53%	48-72%
Dividend yield	-	-	-	-

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Risk free interest rate	0.2-0.5%	0.2-0.9%	0.2-0.8%	0.2-1.0%
Volatility	47%	53%	45-47%	53-73%
Dividend yield	-	-	-	-

       Equity Award Activity

       The following summarizes the stock option and RSU activities under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per Share)
Balances, January 31, 2010	58,348	$11.30
Granted	5,690	$13.73
Exercised	(9,454)	$8.05
Cancelled	(1,388)	$12.11
Balances, October 31, 2010	53,196	$12.12

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	RSUs	Weighted Average Grant-date fair value
Restricted Stock Units	(In thousands)	(Per Share)
Balances, January 31, 2010	7,489	$12.28
Granted	6,805	$13.50
Vested	(3,216)	$11.74
Cancelled	(509)	$13.97
Balances, October 31, 2010	10,569	$13.15

      The following summarizes the stock options and RSUs, or equity awards, available for grant under our equity incentive plans (in thousands):

Balances, January 31, 2010	44,022
Stock options:
Granted	(5,690)
Cancelled	1,388
Restricted Stock Units:
Granted	(6,805)
Cancelled	509
Balances, October 31, 2010	33,424

Note 4 – Net Loss Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
	(In thousands, except per share data)
Numerator:
Net Income (loss)	$84,862	$107,577	$81,495	$(199,063)
Denominator:
Denominator for basic net income (loss) per share, weighted average shares	577,323	551,283	572,420	546,737
Effect of dilutive securities:
Equity awards outstanding	5,325	23,098	12,080	-
Denominator for diluted net income (loss) per share, weighted average shares	582,648	574,381	584,500	546,737

Net Income (loss) per share:
Basic net income (loss) per share	$0.15	$0.20	$0.14	$(0.36)
Diluted net income (loss) per share	$0.15	$0.19	$0.14	$(0.36)

      Diluted net income (loss) per share for the three and nine months ended October 31, 2010 does not include the effect of anti-dilutive common equivalent shares from 40.3 million and 27.9 million outstanding stock options and RSUs, respectively. Diluted net income per share for the three months ended October 25, 2009 does not include the effect of anti-dilutive common equivalent shares from 20.3 million stock options and RSUs. All of our outstanding stock options and RSUs were anti-dilutive during the nine months ended October 25, 2009 and were excluded from the computation of diluted earnings per share due to the net loss for the nine months ended October 25, 2009.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Income Taxes

We recognized income tax expense (benefit) of $18.7 million and $3.8 million for the three and nine months ended October 31, 2010, respectively, and $2.6 million and $(22.7) million for the three and nine months ended October 25, 2009, respectively. Income tax expense (benefit) as a percentage of income (loss) before taxes, or our effective tax rate, was 18.1% and 4.4% for the three and nine months ended October 31, 2010, respectively, and 2.4% and 10.2% for the three and nine months ended October 25, 2009, respectively.

Our effective tax rate on income before tax for the first nine months of fiscal year 2011 of 4.4% was lower than the United States federal statutory rate of 35% primarily due to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate and favorable discrete events that occurred in the first nine months of fiscal year 2011 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits. The U.S. federal research tax credit expired on December 31, 2009.  We will recognize the tax benefit of the U.S. federal research tax credit if and when reenacted into law.

The expected tax benefit derived from our loss before tax for the first nine months of fiscal year 2010 at the United States federal statutory rate of 35% differs from our actual effective tax rate of 10.2% primarily due to permanent tax differences related to stock-based compensation and losses recognized in tax jurisdictions where no tax benefit has been recognized, partially offset by the U.S. tax benefit of the federal research tax credit.  Our actual effective tax rate was also impacted by discrete events in the first nine months of fiscal year 2010, primarily related to our stock option purchase completed in March 2009 and the favorable impact from the expiration of statutes of limitations in certain non-U.S. jurisdictions.

For the nine months ended October 31, 2010, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 31, 2010, other than the recognition of tax benefits related to the expiration of statutes of limitations in certain non-U.S. jurisdictions in the nine months ended October 31, 2010.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 31, 2010, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

Note 6 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

We performed an impairment review of our investment portfolio as of October 31, 2010. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first nine months of fiscal year 2011. We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of October 31, 2010. The following is a summary of cash equivalents and marketable securities at October 31, 2010 and January 31, 2010:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$507,621	$1,727	$(4)	$509,344
Corporate debt securities	662,886	4,312	(26)	667,172
Mortgage backed securities issued by United States government-sponsored enterprises	140,404	4,551	-	144,955
Money market funds	28,848	-	-	28,848
Debt securities issued by United States Treasury	376,899	2,455	(8)	379,346
Total	$1,716,658	$13,045	$(38)	$1,729,665
Classified as:
Cash equivalents				$193,619
Marketable securities				1,536,046
Total				$1,729,665
	January 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$492,628	$3,606	$(29)	$496,205
Corporate debt securities	514,200	4,064	(44)	518,220
Mortgage backed securities issued by United States government-sponsored enterprises	162,692	3,674	(13)	166,353
Money market funds	94,340	-	-	94,340
Debt securities issued by United States Treasury	316,520	1,318	-	317,838
Asset-backed securities	17	-	-	17
Total	$1,580,397	$12,662	$(86)	$1,592,973
Classified as:
Cash equivalents				$311,967
Marketable securities				1,281,006
Total				$1,592,973

       The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments, are classified as available-for-sale at October 31, 2010 and January 31, 2010 and are shown below by contractual maturity.

	October 31, 2010		January 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$874,807	$877,051	$785,642	$788,825
Due in 1 - 5 years	793,227	802,537	729,885	738,124
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	48,624	50,077	64,870	66,024
Total	$1,716,658	$1,729,665	$1,580,397	$1,592,973

 Net realized gains for the three and nine months ended October 31, 2010, were $0.3 million and $1.3 million, respectively. Net realized gains for the three and nine months ended October 25, 2009, were $0.5 million and $1.5 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 31, 2010, we held a money market investment in the Reserve International Liquidity Fund, Ltd., or the International Reserve Fund, which was valued at $13.0 million, after a  $5.6 million other than temporary impairment charge that we recorded during fiscal year 2009. The International Reserve Fund was reclassified out of cash and cash equivalents in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $13.0 million value of our holdings in the International Reserve Fund as of October 31, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. The $111.4 million we received was our portion of a payout of approximately 85.6% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund had matured by October 2009. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Note 7 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the nine months ended October 31, 2010. Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	High Level of Judgment
	October 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by US Government agencies (1)	$509,344	$-	$509,344	$-
Debt securities issued by United States Treasury (2)	379,346	-	379,346	-
Corporate debt securities (3)	667,172	-	667,172	-
Mortgage-backed securities issued by Government-sponsored entities (4)	144,955	-	144,955	-
Money market funds (5)	28,848	15,889	-	12,959
Total cash equivalents and marketable securities	$1,729,665	$15,889	$1,700,817	$12,959

(1)	Includes $92.1 million in Cash Equivalents and $417.2 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(2)	Includes $47.4 million in Cash Equivalents and $331.9 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(3)	Includes $38.2 million in Cash Equivalents and $628.9 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(4)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.
(5)	Includes $15.9 million in Cash Equivalents and $13.0 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For our money market funds that were held by the International Reserve Fund at October 31, 2010, we assessed the fair value of the money market funds by considering the underlying securities held by the International Reserve Fund. The International Reserve Fund has halted redemption requests due to pending litigation. All of the underlying securities held by the International Reserve Fund had matured by October 2009.  We valued the underlying securities held by the International Reserve Fund at their maturity value using an income approach. Certain of the debt securities held by the International Reserve Fund were issued by companies that had filed for bankruptcy during fiscal year 2009 and, as such, our valuation of those securities was zero. The net result was that, during the third quarter of fiscal year 2009, we estimated the fair value of the International Reserve Fund’s investments to be 95.7% of their last-known value and we recorded an other than temporary impairment charge of $5.6 million as a result of credit loss. The $13.0 million value of our holdings in the International Reserve Fund as of October 31, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009 as a result of credit loss. Due to the inherent subjectivity and the significant judgment involved in the valuation of our holdings of the International Reserve Fund, we have classified these securities under the Level 3 fair value hierarchy.

Reconciliation of financial assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs (in thousands):

Balance, beginning of period, January 31, 2010	$12,959
Transfer into Level 3	-
Other than temporary impairment	-
Redemption of funds	-
Balance, end of period, October 31, 2010	$12,959

Total financial assets at fair value classified within Level 3 were 0.3% of total assets on our Condensed Consolidated Balance Sheet as of October 31, 2010.

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

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	-
Total	$99,161

Note 9 - Intangible Assets

 The components of our amortizable intangible assets are as follows:

	October 31, 2010			January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$136,466	$(58,795)	$77,671	$135,112	$(48,337)	$$86,775
Acquired intellectual property	76,264	(58,319)	17,945	75,339	(49,838)	25,501
Patents	31,098	(14,072)	17,026	19,347	(11,165)	8,182
Total intangible assets	$243,828	$(131,186)	$112,642	$229,798	$(109,340)	$$120,458

      Amortization expense associated with intangible assets for the three and nine months ended October 31, 2010 was $7.6 million and $21.9 million, respectively.  Amortization expense associated with intangible assets for the three and nine months ended October 25, 2009 was $7.9 million and $24.1 million, respectively.  Future amortization expense related to the net carrying amount of intangible assets at October 31, 2010 is estimated to be $7.5 million for the remainder of fiscal year 2011, $27.9 million in fiscal year 2012, $21.1 million in fiscal year 2013, $21.6 million in fiscal year 2014, $14.6 million in fiscal year 2015, and a total of $19.9 million in fiscal year 2016 and fiscal years subsequent of fiscal 2016.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 31, 2010	January 31, 2010
Inventories:	(In thousands)
Raw materials	$94,877	$76,935
Work in-process	61,397	67,502
Finished goods	221,538	186,237
Total inventories	$377,812	$330,674

At October 31, 2010, we had outstanding inventory purchase obligations totaling approximately $448.7 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 31, 2010	January 31, 2010
Prepaid Expenses and Other	(In thousands)
Prepaid maintenance	$11,755	$15,153
Prepaid insurance	5,216	5,389
Prepaid taxes	3,574	3,574
Prepaid rent	3,545	3,352
Other	10,326	10,746
Total prepaid expenses and other	$34,416	$38,214

	October 31, 2010	January 31, 2010
	(In thousands)
Accrued Liabilities:
Accrued customer programs (1)	$180,768	$212,107
Warranty accrual (2)	150,666	92,655
Accrued payroll and related expenses	52,895	54,915
Accrued legal settlement (3)	30,600	30,600
Deferred rent	6,164	10,245
Deferred revenue	27,336	9,379
Income taxes payable	8,680	1,784
Other	34,610	28,166
Total accrued liabilities and other	$491,719	$439,851

        (1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
        (2) Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
        (3) Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	October 31, 2010	January 31, 2010
	(In thousands)
Other Long-term Liabilities:
Deferred income tax liability	$47,245	$17,739
Income taxes payable, long term	53,567	53,397
Asset retirement obligation	9,687	10,638
Other long-term liabilities	67,352	30,176
Total other long-term liabilities	$177,851	$111,950

Note 11 - Guarantees

U.S. GAAP, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, U.S. GAAP requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the second quarter of fiscal year 2011, we recorded an additional charge to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and graphics processing unit, or GPU, products used in notebook configurations.  The net charge amounted to $193.9 million, of which $181.2 million was charged against cost of revenue. The extra remediation costs are primarily due to additional platforms from late failing systems that we had not previously considered to be at risk. Included in the charge are the estimated costs of implementing a settlement reached during the second quarter of fiscal year 2011 with the plaintiffs of a putative consumer class action lawsuit related to this same matter and another related estimated consumer class action settlement. As a result of this settlement, the other estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011. Together with the $282.0 million net charge we had previously recorded for related estimated costs, this brings the total cumulative net charge to $475.9 million, of which $466.4 million has been charged against cost of revenue.

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

  Accrual for product warranty liabilities

 Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and nine months ended October 31, 2010 and October 25, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
	(In thousands)
Balance at beginning of period	$203,689	$221,903	$92,655	$150,629
Additions (1)	1,363	1,366	192,461	169,230
Deductions (2)	(54,386)	(64,742)	(134,450)	(161,332)
Balance at end of period	$150,666	$158,527	$150,666	$158,527

(1)  Includes $186,241 for the nine months ended October 31, 2010 and $164,450 for the nine months ended October 25, 2009 for incremental repair and replacement costs from a weak die/packaging material set.

(2)  Includes $49,069 and $113,888 for the three and nine months ended October 31, 2010, respectively, and $56,776 and $136,747 for the three and nine months ended October 25, 2009, respectively, in cash payments.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Note 12 - Commitments and Contingencies

3dfx

On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx’s October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx’s former landlords, one by 3dfx’s bankruptcy trustee and the fourth by a committee of 3dfx’s equity security holders in the bankruptcy estate.  As of the date of the filing of this Quarterly Report on Form 10-Q, only the bankruptcy trustee suit remains outstanding as more fully explained below.

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

  The District Court held a status conference in the CarrAmerica and Carlyle cases on March 9, 2009.  That same day, 3dfx’s bankruptcy Trustee filed in the bankruptcy court a Notice of Trustee’s Intention to Compromise Controversy with Carlyle Fortran Trust.  According to that Notice, the Trustee would abandon any claims it has against us for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another, in exchange for which Carlyle would withdraw irrevocably its Proof of Claim against the 3dfx bankruptcy estate and waive any further right of distribution from the estate.  In light of the Trustee’s notice, the District Court ordered the parties to seek a hearing on the Notice on or before April 24, 2009, ordered Carlyle and CarrAmerica to file amended complaints by May 10, 2009, and set a further Case Management Conference for May 18, 2009.  The parties subsequently filed a stipulation requesting that the District Court vacate the May 18, 2009 Case Management Conference date and other deadlines until after Bankruptcy Court rendered its decision.  At a hearing on May 13, 2009, the Bankruptcy Court ruled that the Trustee had not abandoned any claims against us, and denied the Trustee's Notice of Intention to Compromise Controversy with Carlyle Fortran Trust without prejudice. Carlyle filed a motion in the District Court for leave to file an interlocutory appeal from the order denying the Notice, which was denied on November 12, 2009. On January 13, 2010, the District Court, of its own accord, reconsidered and reversed its decision denying Carlyle’s motion for leave to file an interlocutory appeal, and set the interlocutory appeal for hearing on April 26, 2010. Carlyle’s interlocutory appeal was argued on April 26, 2010. On June 17, 2010, the District Court issued an order reversing the bankruptcy court’s decision, finding that the Trustee had abandoned his claims for intentional interference with contract, negligent interference with prospective economic advantage, aiding and abetting breach of fiduciary duty, declaratory relief, unfair business practices and tort of another. On July 8, 2010 we filed a motion in the District Court asking it to certify its order for appeal. In addition, on July 14, 2010 we filed a notice of appeal from the District Court’s order.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On August 19, 2010, we and the landlords participated in a mediation, and agreed to a settlement of both lawsuits.  As part of the settlements, both lawsuits have been dismissed, the landlords were required to reimburse NVIDIA for a certain amount of NVIDIA’s attorneys’ fees, and NVIDIA withdrew its motion to certify and notice of appeal in the Carlyle case.  Both the CarrAmerica and the Carlyle cases are now over.

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

On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee’s case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors’ Committee’s plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee’s constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA; (2) of what was transferred, what qualifies as “property” subject to the Bankruptcy Court’s avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions; (3) what is the fair market value of the “property” identified in answer to question (2); and (4) was the $70 million that NVIDIA paid “reasonably equivalent”to the fair market value of that property. The parties completed post-trial briefing on May 25, 2007.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

 Rambus Inc.

On July 10, 2008, Rambus Inc., or Rambus, filed suit against NVIDIA, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only document discovery to proceed.  A case management conference was held on September 1, 2010, and a further case management conference is currently scheduled for January 28, 2011.

On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  Rambus has subsequently withdrawn four of the nine patents at issue. The complaint sought an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents. The ITC instituted the investigation and a hearing was held on October 13-20, 2009.  The Administrative Law Judge issued an Initial Determination on January 22, 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  This decision was reviewed by the ITC.  The ITC issued a Final Decision on July 26, 2010.  In its Final Decision, the ITC found that NVIDIA infringed three related patents and issued a limited exclusion order prohibiting import of certain NVIDIA products. NVIDIA is appealing the ruling.  Rambus is also appealing certain aspects of the ruling that were unfavorable to Rambus.

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

 Rambus has also been subject to an investigation in the European Union. NVIDIA was not a party to that investigation, but has recently sought to intervene in the appeal of the investigation.  As a result of Rambus’ commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers, and/or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus' website, or the Required Rambus License. On August 12, 2010, we entered into the Required Rambus License. Pursuant to the agreement, Rambus charges a royalty of (i) one percent of the net sales price per unit for certain memory controllers and (ii) two percent of the net sales price per unit for certain other memory controllers, provided that the maximum average net sales price per unit for these royalty bearing products shall be deemed not to exceed a maximum of $20. The agreement has a term until December 9, 2014.  However, NVIDIA may terminate the agreement on or after August 12, 2011 with thirty 30 days prior written notice to Rambus.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

   On December 1, 2010, Rambus filed a new lawsuit against NVIDIA and several other companies alleging six claims for patent infringement. This lawsuit is pending in the Northern District of California. On the same day, Rambus filed a complaint with the ITC alleging that NVIDIA and several other companies violated 19 U.S.C. Section 1337 based on a claim of patent infringement of three Rambus patents.  The asserted patents are related to each other, and the three patents in the ITC complaint are also at issue in the lawsuit pending in the Northern District of California.  Many of the patents at issue in the new lawsuits are also being challenged in Rambus' other disputes with NVIDIA.  NVIDIA intends to vigorously defend these new lawsuits.

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

 On August 19, 2009, we filed a motion to dismiss the Amended Consolidated Complaint, and the Court heard arguments on that motion on October 19, 2009.  On November 19, 2009, the Court issued an order dismissing with prejudice plaintiffs causes of action for Breach of the Implied Warranty under the laws of 27 other states and unjust enrichment, dismissing with leave to amend plaintiffs’ causes of action for Breach of Implied Warranty under California Civil Code Section 1792 and Breach of Warranty under the Magnuson-Moss Warranty Act, and denying NVIDIA’s motion to dismiss as to the other causes of action.  The Court gave plaintiffs until December 14, 2009 to file an amended complaint.  On December 14, 2009, plaintiffs filed a Second Amended Consolidated Complaint, asserting claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California’s Consumer Legal Remedies Act.  The Second Amended Complaint seeks unspecified damages.  On January 19, 2010, we filed a motion to dismiss the Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, and California’s Consumer Legal Remedies Act claims in the Second Amended Consolidated Complaint.   In addition, on April 1, 2010, Plaintiffs filed a motion to certify a class consisting of all people who purchased computers containing certain of our MCP and GPU products.  On May 3, 2010, we filed an opposition to Plaintiffs’ motion for class certification.  A hearing on both motions was held on June 14, 2010.  On July 16, 2010, the parties filed a stipulation with the District Court advising that, following mediation they had reached a settlement in principle in The NVIDIA GPU Litigation.  The settlement in principle is subject to certain approvals, including final approval by the court.  As a result of the settlement in principle, the other estimated settlement, and offsetting insurance reimbursements, NVIDIA recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011.  In addition, a portion of the $181.2 million of additional charges we recorded against cost of revenue related to the weak die/packaging set during the second quarter of fiscal year 2011, relates to estimated additional repair and replacement costs related to the implementation of these settlements. On July 19, 2010, the District Court entered an order setting a Preliminary Approval hearing for August 30, 2010, and a Final Approval hearing for November 22, 2010, and removing the pending motions from its calendar.  On August 12, 2010, the parties executed a Stipulation and Agreement of Settlement and Release. On September 15, 2010, the Court issued an order granting preliminary approval of the settlement and providing for notice to the potential class members. The Court has rescheduled the Final Approval hearing for December 20, 2010.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs’ Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs’ Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. On November 5, 2009, the Court of Appeals issued an opinion reversing the District Court’s appointment of one of the lead plaintiffs’ counsel, and remanding the matter for further proceedings.   On December 8, 2009, the District Court appointed Milberg LLP and Kahn Swick & Foti, LLC as co-lead counsel.  On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b) of the Securities Exchange Act, Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg.  On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend.  On December 2, 2010, co-Lead Plaintiffs filed a second consolidated amended complaint.

     Intel Corporation

       On February 17, 2009, Intel Corporation filed suit against NVIDIA Corporation, seeking declaratory and injunctive relief relating to a license agreement that the parties signed in 2004.  The lawsuit was filed in Delaware Chancery Court.  Intel seeks an order from the Court declaring that the license does not extend to certain NVIDIA chipset products and enjoining NVIDIA from stating that it has license rights for these products. The lawsuit seeks no damages from NVIDIA.  If Intel successfully obtains such a court order, we could be unable to sell our MCP products for use with certain Intel processors.

       On March 23, 2009, we filed our answer to Intel's complaint and also asserted counterclaims for declaratory relief, injunctive relief, breach of contract, and breach of the implied covenant of good faith and fair dealing.  Our counterclaims seek an order declaring that NVIDIA has the right to sell certain chipset products with Intel's processors under the 2004 license agreement, and enjoining Intel from interfering with NVIDIA's license rights.  In addition, the counterclaims seek a finding that Intel has materially breached its obligations under the 2004 license agreement, and requests various remedies for that breach, including termination of Intel's cross licensing rights and damages.  On April 16, 2009, Intel filed its answer to our counterclaims.

       Trial was scheduled for December 6, 2010, but the parties have mutually agreed to postpone the trial until a future date to be determined after the New Year.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

       We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and nine months ended October 31, 2010. Through October 31, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Convertible Preferred Stock

     As of October 31, 2010 and January 31, 2010, there were no shares of preferred stock outstanding.

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

Note 14 – Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
	(In thousands)
Net Income (loss)	$84,862	$107,577	$81,495	$(199,063)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	1,653	1,295	1,408	6,799
Reclassification adjustments for net realized losses on available-for-sale securities included in net loss, net of tax	(220)	(320)	(911)	(1,019)
Total comprehensive income (loss)	$86,295	$108,552	$81,992	$(193,283)

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

       The “All Other” category includes non-recurring charges that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges for the three months and nine months ended October 31, 2010.  Non-recurring charges related to our cash tender offer to purchase certain employee stock options were $140.2 million for the nine months ended October 25, 2009.  Please refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the cash tender offer.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended October 31, 2010:
Revenue	$581,863	$210,115	$51,934	$-	$843,912
Depreciation and amortization expense	$31,488	$7,782	$7,516	$-	$46,786
Operating income (loss)	$48,521	$87,027	$(31,765)	$-	$103,783
Three Months Ended October 25, 2009:
Revenue	$717,658	$129,638	$55,910	$-	$903,206
Depreciation and amortization expense	$33,972	$6,648	$8,150	$-	$48,770
Operating income (loss)	$80,833	$38,600	$(11,588)	$-	$107,845
Nine Months Ended October 31, 2010:
Revenue	$1,913,130	$614,935	$128,868	$-	$2,656,933
Depreciation and amortization expense	$97,180	$20,379	$23,037	$-	$140,596
Operating income (loss)	$(57,846)	$246,117	$(112,302)	$-	$75,969
Nine Months Ended October 25, 2009:
Revenue	$1,880,659	$352,413	$110,885	$-	$2,343,957
Depreciation and amortization expense	$105,692	$21,037	$22,021	$-	$148,750
Operating income (loss)	$(115,204)	$92,527	$(70,309)	$(140,241)	$(233,227)

        Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
	(In thousands)
Revenue:
China	$282,300	$359,207	$930,981	$942,835
Taiwan	220,322	240,597	687,474	610,218
Other Asia Pacific	112,292	116,408	395,091	282,043
United States	79,474	64,822	227,633	176,594
Other Americas	78,737	71,385	216,419	192,457
Europe	70,787	50,787	199,335	139,810
Total revenue	$843,912	$903,206	$2,656,933	$2,343,957

Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 12% of our total revenue from one customer and 13% of our total revenue from one customer for the three and nine months ended October 31, 2010, respectively. Revenue from significant customers aggregated approximately 14% and 12% of our total revenue from one customer for the three and nine months ended October 25, 2009, respectively.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 34% of our accounts receivable balance from three customers at October 31, 2010 and approximately 20% of our accounts receivable balance from two customers at January 31, 2010.

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

   NVIDIA, the NVIDIA logo, CUDA, GeForce, ION, NVIDIA 3D Vision, PhysX, Quadro, Tegra, and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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

       Our GPU business is comprised primarily of our GeForce and ION products that support desktop, memory products, notebook and netbook personal computers, or PCs, including chipset products that were previously described as media and communications processor, or MCP.  Our PSB is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our CPB is comprised of our Tegra mobile products that support tablets and smartbooks, smartphones, personal media players, or PMPs, internet television, automotive navigation, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, original design manufacturers, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

       We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

       During the third quarter of fiscal year 2011, we launched 12 new GPU products, including the GeForce GTS 450 and GeForce GT 430.  The GTS 450 is designed to deliver the most advanced GPU and gaming experience for budget conscious gamers.  The GT 430 is designed for photo and video editing, Blu-ray 3D, and the next-generation of GPU-accelerated Web browsers and Web content for mainstream PC users.  We also launched a complete range of notebook GPUs in the GeForce 400M family with Optimus technology, a proprietary NVIDIA product feature designed for mobile applications to optimize power usage and extend battery life.  Lenovo and Dell have already shipped their new product lines based on GeForce 400M with Optimus.

During the second quarter of fiscal year 2011, we launched our GeForce GTX 460.  The GTX 460 uses our second-generation Fermi architecture and delivers a DirectX 11 gaming experience at a balance of price, performance and power.

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

Professional Solutions Business

       During the third quarter of fiscal year 2011, our Quadro business further benefitted from the strength of our Fermi architecture with the launch of the Quadro 2000 midrange GPU and the Quadro 600 entry-level GPU. These professional graphics solutions put the computational and visualization benefits of our Fermi architecture within reach of all engineers, designers and animators, with the Quadro 2000 delivering significantly higher performance across leading CAD applications, such as SolidWorks and Autodesk 3ds Max, and the Quadro 600 positioned at a competitive price/performance point.  Our Tesla supercomputing business continues to make progress with key project wins not only in our core market segments, but also with traction in a number of new focus areas.  A notable achievement this quarter was the unveiling of the Tianhe-1A supercomputer at HPC 2010 China.  The system uses more than 7,000 Tesla M2050 GPUs, is three-times more energy efficient than an equivalent CPU-only system and takes up half as much floor space.

During the second quarter of fiscal year 2011, demand for our workstation products continued to recover, fueled by demand from enterprise customers and new growth markets like video editing.  During SIGRRAPH 2010, we introduced new Quadro GPU products based on our Fermi architecture and 3D Vision Pro, a new 3D stereoscopic solution that empowers engineers, designers, architects and computational chemists who work with complex 3D designs to experience a rich, reliable 3D viewing for large scale visualization environments.

The new Quadro GPUs deliver performance that is up to five times faster for 3D applications and up to eight times faster for computational simulation than our previous Quadro generation products. During the second quarter of fiscal year 2011, our Tesla high performance computing products achieved another record revenue quarter, and continues to make progress in our targeted vertical markets including supercomputing, energy and finance.

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

Consumer Products Business

     During the third quarter of fiscal year 2011, we continued to see promising signs in our Tegra business, helped by Android’s adoption.  Gartner reported in November 2010 that Android was now the world’s second-most popular smart phone operating system, ahead of the iPhone and Blackberry operating systems.  We expect Tegra shipment volumes to begin ramping up late in the fourth quarter of fiscal year 2011 and the first quarter of fiscal year 2012, fueled by the production release of Android-based smartphone and tablet products. We have multiple next-generation Tegra design wins in both tablets and smartphones.  We have also announced that Volkswagen and Audi will use our next-generation Tegra starting in 2012.

Product Defect

       During the second quarter of fiscal year 2011, we recorded an additional charge to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.  The net charge amounted to $193.9 million, of which $181.2 million was charged against cost of revenue.  The extra remediation costs are primarily due to additional platforms from late failing systems that we had not previously considered to be at risk.   Included in the charge are the estimated costs of implementing a settlement reached during the second quarter of fiscal year 2011 with the plaintiffs of a putative consumer class action lawsuit related to this same matter and another related estimated consumer class action settlement. As a result of this settlement, the other estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011. Together with the $282.0 million net charge we had previously recorded for related estimated costs, this brings the total cumulative net charge to $475.9 million, of which $466.4 million has been charged against cost of revenue.

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

The ITC has instituted an investigation and a hearing was held in October 2009.  The Administrative Law Judge issued an Initial Determination in January 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable. The ITC issued a Final Decision on July 26, 2010.  In its Final Decision, the ITC found that NVIDIA infringed three related patents and issued a limited exclusion order prohibiting import of certain NVIDIA products. NVIDIA is  appealing the ruling.

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

Stock  Repurchase Program

Our Board of Directors, or our Board, has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013.  During the three and nine months ended October 31, 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock.  Through October 31, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

 Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on a operating segment basis for purposes of making operating decisions and assessing financial performance.

During the first quarter of fiscal year 2011, we began reporting internally the results of our former MCP segment along with the results of our GPU segment to reflect the way we manage the GPU business.  Comparative periods presented reflect this change.    We report financial information for three operating segments to our CODM: the GPU business, which is comprised primarily of our GeForce and ION products that support desktop, notebook and netbook PCs and also includes memory products; the PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; and our CPB, which is comprised of our Tegra mobile products that support tablets and smartbooks, smartphones, PMPs, internet television, automotive navigation, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

The “All Other” category includes non-recurring charges that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges for the first nine months of fiscal year 2011.  Non-recurring charges related to our cash tender offer to purchase certain employee stock options were $140.2 million for the first quarter of fiscal year 2010.  Please refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the cash tender offer and Note 15 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	53.5	56.6	63.0	68.5
Gross profit	46.5	43.4	37.0	31.5
Operating expenses
Research and development	24.3	21.9	23.8	29.5
Sales, general and administrative	9.9	9.5	10.3	11.9
Total operating expenses	34.2	31.4	34.1	41.4
Income (loss) from operations	12.3	12.0	2.9	(9.9)
Interest and other income, net	0.0	0.3	0.3	0.5
Income (loss) before income tax expense (benefit)	12.3	12.3	3.2	(9.4)
Income tax expense (benefit)	2.2	0.3	0.1	(1.0)
Net Income (loss)	10.1	12.0%	3.1	(8.4)%

Three and nine months ended October 31, 2010 and October 25, 2009

Revenue

Revenue was $843.9 million for our third quarter of fiscal year 2011, compared to $903.2 million for our third quarter of fiscal year 2010, which represents a decrease of approximately 6.6%.  Revenue was $2.66 billion for the first nine months of fiscal year 2011 and $2.34 billion for the first nine months of fiscal year 2010, which represented an increase of 13.4%.  We expect revenue to increase slightly during the fourth quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2011.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU Business revenue decreased by approximately 18.9% to $581.9 million in the third quarter of fiscal year 2011, compared to $717.7 million for the third quarter of fiscal year 2010.  The decline in sales of mainstream GPU and MCP products was primarily due to a drop in unit shipments driven by weakness in our end customer markets as well as market share losses according to the latest 2010 PC Graphics Report from Mercury Research.

GPU Business revenue increased slightly by 1.7% to $1.91 billion for the first nine months of fiscal year 2011 compared to $1.88 billion for the first the first nine months of fiscal year 2010.  The increase was primarily the result of increased sales of our notebook GPU products offset by decreased sales of our desktop GPU and MCP products. The growth in the sales of notebook GPU products was driven by a continuing shift in the market demand towards notebook PCs from desktop PCs.  Offsetting this growth was a decrease in sales of our MCP products due to a drop in unit shipments driven by weakness in our end customer markets.

PSB. PSB revenue increased by approximately 62.1% to $210.1 million in the third quarter of fiscal year 2011, compared to $129.6 million for the third quarter of fiscal year 2010.  PSB revenue increased by 74.5% to $614.9 million for the first nine months of fiscal year 2011 as compared to $352.4 million for the first nine months of fiscal year 2010.  These increases were driven by growth in both our Quadro and Tesla brands. Unit shipments of our Quadro workstation products increased, fueled by demand from enterprise customers as the market recovered from the previous recessionary conditions. Tesla achieved record revenue during the second quarter and first half of fiscal year 2011, driven by the launch of products containing our new Fermi architecture.

CPB.  CPB revenue decreased by 7.1% to $51.9 million in the third quarter of fiscal year 2011, compared to $55.9 million for the third quarter of fiscal year 2010.  This decrease in CPB revenue was primarily due to a sales decline in our products for the entertainment market.  Offsetting this decline was an increase in Mobile revenue driven by increased unit shipments of Tegra. CPB revenue increased by approximately 16.2% to $128.9 million for the first nine months of fiscal year 2011 as compared to $110.9 million for the first nine months of fiscal year 2010.  This increase in CPB revenue was primarily driven by increased unit shipments of our Tegra products.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 81% and 85% of total revenue for the third quarter of fiscal years 2011 and 2010, respectively, and 83% and 84% for the first nine months of fiscal years 2011 and 2010 respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue aggregated approximately 12% of our total revenue from one customer for the third quarter and 13% of our total revenue from one customer for the first nine months of fiscal year 2011.  Revenue from significant customers aggregated approximately 14% and 12% of our total revenue from one customer for the third quarter and first nine months of fiscal year 2010, respectively.

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

Our overall gross margin was 46.5% and 43.4% for the third quarter of fiscal year 2011 and 2010, respectively and 37.0% and 31.5% for the first nine months of fiscal year 2011 and 2010, respectively.  The improvement in gross margin for the third quarter of fiscal year 2011 when compared to the third quarter of fiscal year 2010 was attributable to a more favorable product mix and the continuing positive impact of improved yields of our 40nm products as well as other manufacturing cost reductions.  Additionally, during the third quarter of fiscal year 2011, we sold products that had been previously reserved and also recorded new inventory reserves on other components.  While the net impact to the quarter was immaterial, each of these offsetting items represented an impact on gross margin of approximately 3%.  Impact of sales of items previously reserved was insignificant for the third quarter of fiscal year 2010.

         We intend to focus on improving our gross margin by delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  We expect gross margin to stay flat during the fourth quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2011.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU Business increased slightly during the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010.  The increase was primarily due to positive contribution from products based on our Fermi architecture.  Margins also improved as a result of favorable product mix, better yields of our 40nm products as well as other manufacturing cost reductions.  Gross margin was flat during the first nine months of fiscal year 2011 as compared to the first nine months of fiscal year 2010.   Both fiscal years included the impact of an additional charge related to weak die/packaging material set used in certain versions of previous generation MCP and GPU products, net of insurance reimbursements.  During the second quarter of fiscal year 2011, we recorded a net charge against cost of revenue of $181.2 million that includes anticipated customer warranty, repair, return, replacement and associated costs arising from a weak die/packaging material set as well as additional remediation costs and the estimated costs of a pending settlement of a class action lawsuit. During the second quarter of fiscal year 2010 we had recorded a net charge of $120.0 million to cost of revenue for this same matter. Additionally, during the second quarter of fiscal year 2011, unexpected PC market weakness resulted in excess inventory. As a consequence, we recorded related charges for inventory reserves and the gross margin of our GPU Business was negatively impacted by these charges.

PSB. The gross margin of our PSB increased during the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010 as well as during the first nine months of fiscal year 2011 as compared to the first nine months of fiscal year 2010.  The increase was primarily due to the positive contribution of new products that we launched during fiscal year 2011 containing our new Fermi architecture.  Lower gross margin for the third quarter of fiscal year 2010 and nine months ended fiscal year 2010 was primarily due to decline in ASPs caused by pricing pressure due to the slow recovery of corporate spending following the economic recession.

CPB.  The gross margin of our CPB increased during the third quarter of fiscal year 2011 as compared to the third quarter fiscal year 2010 as well as during the during the first nine months of fiscal year 2011 as compared to the first nine months of fiscal year 2010.  The increase was primarily driven by increased unit shipments of higher margin Tegra products and royalties from game console-related products in the comparative period.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October31, 2010	October 25, 2009	$ Change	% Change	October 31, 2010	October 25, 2009	$ Change	% Change
	(in millions)				(in millions)
Research and development expenses	$204.5	$197.9	$6.6	3.3%	$633.3	$692.6	$(59.3)	8.6%
Sales, general and administrative expenses	83.8	86.0	(2.2)	2.6%	273.5	278.8	(5.3)	1.9%
Total operating expenses	$288.3	$283.9	$4.4	1.5%	$906.8	$971.4	$(64.6)	6.7%
Research and development as a percentage of net revenue	24.3%	21.9%			23.8%	29.5%
Sales, general and administrative as a percentage of net revenue	9.9%	9.5%			10.3%	11.9%

Research and Development

Research and development expenses were $204.5 million and $197.9 million during the third quarter of fiscal year 2011 and 2010, respectively, an increase of $6.6 million, or 3.3%. Compensation and benefits increased by $6.7 million and stock based compensation increased by $1.3 million, primarily related to growth in headcount. Development spending also increased $1.4 million. These increases were offset by a decrease of $2.8 million in depreciation and amortization associated with fully depreciated assets.

Research and development expenses were $633.3 million and $692.6 million in the first nine months of fiscal years 2011 and 2010, respectively, a decrease of $59.3 million, or 8.6%.  During the first nine months of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  In addition, ongoing stock-based compensation expense decreased in the first nine months of fiscal year 2011 by $4.1 million resulting from the cancellation of stock options pursuant to the tender offer in March 2009 and depreciation and amortization decreased by $7.6 million as a result of fully depreciated assets. These decreases were offset by increases in compensation and benefits by $20.0 million primarily related to growth in headcount and increases in development spending by $12.7 million.

Sales, General and Administrative

Sales, general and administrative expenses were $83.8 million and $86.0 million during the third quarters of fiscal years 2011 and 2010, respectively, a decrease of $2.2 million, or 2.6%. This decrease was primarily attributable to $4.9 million decrease in outside professional fees incurred in the prior year due to certain litigation and other matters and $3.8 million decrease in other expenses primarily due to renegotiated rents for our main campus and settlement proceeds received in third quarter of fiscal year 2011.  This decrease was offset by a $6.4 million increase in compensation and benefits by due to headcount growth in departments related to sales, general, and administrative functions.

Sales, general and administrative expenses were $273.5 million and $278.8 million for the first nine months of fiscal years 2011 and 2010, respectively, a decrease of $5.3 million, or 1.9%. The decrease was primarily attributable to $5.4 million decrease in outside professional fees and $3.0 million decrease in depreciation and amortization due to fully depreciated assets. Additionally, the first nine months of fiscal year 2010, sales, general and administrative expenses included stock-based compensation of $38.3 million related to the purchase of certain outstanding options that were tendered in March 2009.  These decreases were offset by increases in compensation and benefits of $24.0 million primarily due to headcount growth in departments related to sales, general, and administrative functions, and an increase in marketing expense of $4.9 million. Additionally, during the second quarter of fiscal year 2011, we recorded a charge for estimated costs of implementing a settlement with the plaintiffs of a putative consumer class action lawsuit and another related estimated consumer class action settlement. As a result of the settlement in principle, another related estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expenses.

We expect operating expenses to be approximately $300 million in the fourth quarter of fiscal year 2011.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $4.2 million and $5.4 million in the third quarter of fiscal years 2011 and 2010, respectively, a decrease of $1.2 million. Interest income was $14.6 million and $17.3 million for the first nine months of fiscal years 2011 and 2010, respectively, a decrease of $2.7 million. These decreases were primarily due to lower interest rates in the third quarter and first nine months of fiscal year 2011 when compared to the third quarter and first nine months of fiscal year 2010.

Other Income (Expense), net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other (expense), net of other income was ($4.4) million in the third quarter of fiscal year 2011 compared to ($3.1) million of other (expense), net of other income in the third quarter of fiscal year 2010.  The increase of $1.3 million was primarily driven by an increase in foreign currency losses in the third quarter of fiscal year 2011.

Income Taxes

We recognized income tax expense (benefit) of $18.7 million and $3.8 million for the three and nine months ended October 31, 2010, respectively, and $2.6 million and $(22.7) million for the three and nine months ended October 25, 2009, respectively.  Income tax expense (benefit) as a percentage of income (loss) before taxes, or our effective tax rate, was 18.1% and 4.4% for the three and nine months ended October 31, 2010, respectively, and 2.4% and 10.2% for the three and nine months ended October 25, 2009, respectively.

Our effective tax rate on income before tax for the first nine months of fiscal year 2011 of 4.4% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate and favorable discrete events that occurred in the nine months of fiscal year 2011 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits. The U.S. federal research tax credit expired on December 31, 2009.  We will recognize the tax benefit of the U.S. federal research tax credit if and when reenacted into law.

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

Liquidity and Capital Resources

	As of October 31, 2010	As of January 31, 2010
	(In millions)
Cash and cash equivalents	$451.2	$447.2
Marketable securities	1,536.0	1,281.0
Cash, cash equivalents, and marketable securities	$1,987.2	$1,728.2

	Nine Months Ended
	October 31,	October 25,
	2010	2009
	(In millions)
Net cash provided by operating activities	$241.1	$418.6
Net cash used in investing activities	$(340.4)	$(235.6)
Net cash provided by financing activities	$103.3	$13.8

As of October 31, 2010, we had $1.99 billion in cash, cash equivalents and marketable securities, an increase of $259.0 million from $1.73 billion at the end of fiscal year 2010.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $241.1 million and $418.6 million during the first nine months of fiscal years 2011 and 2010, respectively. The decrease in cash provided by operating activities in the first nine months of fiscal year 2011 was primarily due to increases in working capital as a result of an increase in inventories for the GPU business and decreases in accounts payable due to the timing of payment of vendor invoices.  A decrease in non-cash items for the first nine months of fiscal year 2011 when compared to the first nine months of fiscal year 2010 comprised primarily of depreciation and stock based compensation expense, contributed to the decrease in operating cash flows as well.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $340.4 million and $235.6 million during the first nine months of fiscal years 2011 and 2010, respectively.

We expect to spend approximately $50 million for capital expenditures during the remainder of fiscal year 2011, primarily for software licenses. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities provided cash of $103.3 million and $13.8 million during the first nine months of fiscal years 2011 and 2010, respectively.  Net cash provided by financing activities in the first nine months of fiscal year 2011 was primarily due to an increase of proceeds from issuance of common stock under our employee stock plans during the first nine months of fiscal year 2011. During the first nine months of fiscal year 2010, $78.1 million was paid to purchase stock options tendered in March 2009, offset by cash proceeds of $47.1 million from common stock issued under our employee stock plans.

        Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of October 31, 2010, we did not have any investments in auction-rate preferred securities.

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

As of October 31, 2010 and January 31, 2010, we had $1.99 billion and $1.73 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 31, 2010, we were in compliance with our investment policy.  As of October 31, 2010, our investments in government agencies and government sponsored enterprises represented approximately 60% of our total investment portfolio, while the financial sector accounted for approximately 32% of our total investment portfolio.  All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of October 31, 2010.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during three months ended October 31, 2010.  However, during fiscal year 2009, we recorded an other than temporary impairment charge of $5.6 million related to our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd., or International Reserve Fund.   Please refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements for further details.

 Net realized gains, for the three and nine months ended October 31, 2010 were $0.3 million and $1.3 million, respectively.  Net realized gains, excluding any impairment charges, for the three and nine months ended October 25, 2009 were $0.5 million and $1.5 million, respectively.  As of October 31, 2010, we had a net unrealized gain of $13.0 million, which was comprised of gross unrealized gains of $13.0 million, offset by gross unrealized losses that were insignificant.  As of January 31, 2010, we had a net unrealized gain of $12.6 million, which was comprised of gross unrealized gains of $12.7 million, offset by $0.1 million of gross unrealized losses.

 As of October 31, 2010, we held a money market investment in the International Reserve Fund, which was valued at $13.0 million, after a $5.6 million other than temporary impairment charge that we recorded during fiscal year 2009. We reclassified this amount out of cash and cash equivalents in our Condensed Consolidated Balance Sheet due to the halting of redemption requests in September 2008 by the International Reserve Fund. The $13.0 million value of our holdings in the International Reserve Fund as of October 31, 2010 reflects an initial investment of $130.0 million, reduced by $111.4 million that we received from the International Reserve Fund during the fiscal year 2010 and the $5.6 million other than temporary impairment charge we recorded against the value of this investment during fiscal year 2009. The $111.4 million we received was our portion of a payout of approximately 85.6% of the total assets of the International Reserve Fund. All of the underlying securities held by the International Reserve Fund had matured by the end of fiscal year 2010. We expect to ultimately receive the proceeds from our remaining investment in the International Reserve Fund, excluding some or all of the $5.6 million impairment charges. However, redemptions from the International Reserve Fund are currently subject to pending litigation, which could cause further delay in receipt of our funds.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. Three customers accounted for approximately 34% of our accounts receivable balance at October 31, 2010. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Stock Repurchase Program

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and nine months ended October 31, 2010. Through October 31, 2010, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

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

We expect to spend approximately $50 million for capital expenditures during the remainder of fiscal year 2011, primarily for software licenses. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

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

       During the second quarter of fiscal year 2011, we recorded an additional charge to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.  The net charge amounted to $193.9 million, of which $181.2 million was charged against cost of revenue.  The extra remediation costs are primarily due to additional platforms from late failing systems that we had not previously considered to be at risk.   Included in the charge are the estimated costs of implementing a settlement reached during the second quarter of fiscal year 2011 with the plaintiffs of a putative consumer class action lawsuit related to this same matter and the other estimated consumer class action settlement. As a result of this settlement, the other related estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011. Together with the $282.0 million net charge we had previously recorded for related estimated costs, this brings the total cumulative net charge to $475.9 million, of which $466.4 million has been charged against cost of revenue.

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

       Contractual Obligations

       At October 31, 2010, we had outstanding inventory purchase obligations totaling approximately $448.7 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, other than the lease amendments on August 18, 2010, for four of  our primary headquarters buildings in Santa Clara, California. The amended leases (i) extend the term of each building lease by seven years, (ii) reduce the base monthly rent payable by NVIDIA, and (iii) provide for the return of security deposits to NVIDIA.  The lease amendments take effect in fiscal year 2013. As a result of these amendments our related contractual obligations increased by $10.6 million for fiscal year 2013, $11.6 million for fiscal year 2014, $11.9 million for fiscal year 2015 and $52.3 million for fiscal years 2016 and thereafter.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of October 31, 2010, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

       As of October 31, 2010 and January 31, 2010, we had $1.99 billion and $1.73 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 31, 2010, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

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

      As of October 31, 2010, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $9.2 million.

      The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of October 31, 2010, our investments in government agencies and government sponsored enterprises represented approximately 60% of our total investment portfolio, while the financial sector accounted for approximately 32% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decline by approximately $32-$79 million.

Exchange Rate Risk

      We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income (loss) for the first nine months of fiscal years 2011 and 2010 was $2.4 million and $3.2 million, respectively.  Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

      We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at October 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

  Disclosure Controls and Procedures

Based on their evaluation as of October 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

  Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a continuing risk to our business as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have reduced the demand for our products. Specifically, during the second quarter of fiscal year 2011, we believe that rising memory costs and the weakness of the Euro contributed to increased end market prices of graphics add-in card and that, in addition, the growing economic concerns in Europe and China began to create pressure on discretionary spending in those regions. As a result, we believe the market moved towards lower-cost GPUs and PCs with integrated graphics, both of which we believe negatively impacted our GPU Business revenue for the second quarter of fiscal year 2011.While rising memory costs and the weakness of the Euro abated somewhat in the third quarter of fiscal 2011, these business conditions could further harm our business, financial condition and operating results.

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

Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses represented 34% and 31% of our total revenue for each of the third quarters of fiscal years 2011 and 2010 respectively, and 34% and 41%, of our total revenue for the first nine months of fiscal years 2011 and 2010, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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

We expect substantial competition from both Intel’s and AMD’s strategy of selling platform solutions, such as the success Intel achieved with its Centrino platform solution.  AMD is also shipping a platform solution.  Additionally, Intel and AMD have each announced its intention to integrate a central processing unit, or CPU, and a GPU on the same chip, as evidenced by AMD’s announcement of its Fusion processor project and Intel’s pending introduction of SandyBridge products.  If AMD and Intel continue to pursue platform solutions, we may not be able to successfully compete and our business would be negatively impacted.

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

The success of our business depends to a significant extent on our ability to develop new competitive products for our target markets and customers. We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, original design manufacturers or ODMs, add-in board and motherboard manufacturers, is an integral part of our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers’ new system configurations. This requires that we:

•	anticipate the features and functionality that customers and consumers will demand;
•	incorporate those features and functionalities into products that meet the exacting design requirements of our customers;
•	price our products competitively; and
•	introduce products to the market within our customers’ limited design cycles

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

     Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.  During fiscal years 2009 and 2010 and the nine months ended fiscal year 2011 we recorded net warranty charges of $466.4 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configurations. Please see the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business” for further information regarding this product defect.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 4,059 full-time employees as of October 31, 2010 and 3,864 employees as of October 25, 2009, respectively.  Research and development expenditures were $204.5 million and $197.9 million for the third quarter of fiscal years 2011 and 2010, respectively, and $633.3 million and $692.6 million for the first nine months of fiscal years 2011 and 2010, respectively.  Research and development expenses included stock-based compensation expense of $14.1 million and $12.9 million for the third quarter of fiscal years 2011 and 2010, respectively, and $43.3 and $47.4 million for the first nine months of fiscal years 2011 and 2010, respectively.  Additionally, during the first nine months of fiscal year 2010, research and development expenses included stock-based compensation of $90.5 million related to the purchase of certain outstanding options that were tendered in March 2009.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

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

 We have a limited number of customers and our sales are highly concentrated. Aggregate sales to customers in excess of 10% of total revenue for the third quarter and first nine months of fiscal year 2011, was 12% from one customer and 13% from one customer respectively. Aggregate sales to customers in excess of 10% were approximately 14% and 12% of our total revenue from one customer for the third quarter and first nine months of 2010. Although a small number of our other customers represent the majority of our revenue, their end customers include a large number of OEMs, and system integrators throughout the world who, in many cases, specify the graphics supplier. Our sales process involves achieving key design wins with leading PC, OEMs and major system builders and supporting the product design into high volume production with key contract equipment manufacturers, or CEMs, ODMs, add-in board and motherboard manufacturers. These design wins in turn influence the retail and system builder channel that is serviced by CEMs, ODMs, add-in board and motherboard manufacturers. Our distribution strategy is to work with a small number of leading independent CEMs, ODMs, add-in board and motherboard manufacturers, and distributors, each of which has relationships with a broad range of system builders and leading PC OEMs. If we were to lose sales to our PC OEMs, CEMs, ODMs, add-in board manufacturers and motherboard manufacturers and were unable to replace the lost sales with sales to different customers, if they were to significantly reduce the number of products they order from us, or if we were unable to collect accounts receivable from them, our revenue may not reach or exceed the expected level in any period, which could harm our financial condition and our results of operations.

       Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

       Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 34% of our accounts receivable balance from three customers at October 31, 2010 and approximately 20% of our accounts receivable balance from two customers at January 31, 2010.

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

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 81% and 85% of our revenue for the third quarter of fiscal years 2011 and 2010, respectively, and 83% and 84% of our revenue for the first nine months of fiscal years 2011 and 2010, respectively, from sales to customers outside the United States and other Americas.  As of October 31, 2010, we have offices in 15 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

At October 31, 2010, we had approximately $1.99 billion in cash, cash equivalents and marketable securities.  Given the global nature of our business, we have invested both domestically and internationally.  All of our investments are denominated in United States dollars. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 31, 2010, we did not have any investments in auction-rate preferred securities.

The financial turmoil that affected the banking system and financial markets and the increased possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of October 31, 2010, our investments in government agencies and government sponsored enterprises represented approximately 60% of our total investment portfolio, while the financial sector accounted for approximately 32% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  Substantially all of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decrease by approximately $32-$79 million.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products, which if determined adversely to us, could harm our business.

During fiscal years 2009 and 2010 and the second quarter of fiscal year 2011 we recorded net warranty charges against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configurations.  During the second quarter of fiscal year 2011, we recorded an additional charge to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation media and communications processor, or MCP, and graphics processing unit, or GPU, products used in notebook configurations.  The net charge amounted to $193.9 million, of which $181.2 million was charged against cost of revenue.  The extra remediation costs are primarily due to additional platforms from late failing systems that we had not previously considered to be at risk. Included in the charge are the estimated costs of implementing a settlement reached during the second quarter of fiscal year 2011 with the plaintiffs of a putative consumer class action lawsuit related to this same matter and the other estimated consumer class action settlement. As a result of this settlement, the other estimated settlement, and offsetting insurance reimbursements, we recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011. Together with the $282.0 million net charge we had previously recorded for related estimated costs, this brings the total cumulative net charge to $475.9 million, of which $466.4 million has been charged against cost of revenue.

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

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  In 2009 and in the beginning of 2010, President Obama’s administration released various international tax proposals, some of which, if enacted into law would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings and/or eliminate certain tax deductions until foreign earnings are repatriated to the United States.  If these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $25.2 million and $23.0 million for the third quarter of fiscal years 2011 and 2010, respectively, and $74.9 million and $82.5 million for the first nine months of fiscal years 2011 and 2010, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results. Additionally, in March 2009, we completed a cash tender offer to purchase certain employee stock options. A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of $78.1 million, in exchange for the cancellation of the eligible options.  As a result of the tender offer, we incurred a charge of $140.2 million consisting of the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.  We believe that expensing employee equity compensation will continue to negatively impact our operating results.

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

There is also a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products.

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

        The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement

       During the three and nine months ended October 31, 2010, we did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock.  Through the first nine months of fiscal year 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 31, 2010, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

        Additionally, during the third quarter of fiscal year 2011, we granted approximately 2.9 million stock options and 3.9 million restricted stock units under the 2007 Equity Incentive Plan.  In March 2009, we completed a cash tender offer for 28.5 million options held by our employees. Please refer to Note 2 and Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.15*+	2007 Equity Incentive Plan

10.20+	2007 Equity Incentive Plan- Non Statutory Stock Option	8-K	0-23985	10.20	09/13/2010

10.21+	2007 Equity Incentive Plan- Incentive Stock Option	8-K	0-23985	10.21	09/13/2010

10.22*+	2007 Equity Incentive Plan-Restricted Stock Unit Grant Notice and Restricted stock Unit Purchase Agreement
10.31*+	Fiscal Year 2011 Variable Compensation Plan (as amended September 7, 2010)

10.32*	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010

10.33*	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A

10.34*	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B

10.35*	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C

10.36*	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*±	XBRL Taxonomy Extension Schema Document

101.CAL*±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*±	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*±	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: December 7, 2010
NVIDIA Corporation
By:	/s/ DAVID L. WHITE
David L. White
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

10.15*+	2007 Equity Incentive Plan

10.20+	2007 Equity Incentive Plan- Non Statutory Stock Option	8-K	0-23985	10.20	09/13/2010

10.21+	2007 Equity Incentive Plan- Incentive Stock Option	8-K	0-23985	10.21	09/13/2010

10.22*+	2007 Equity Incentive Plan-Restricted Stock Unit Grant Notice and Restricted stock Unit Purchase Agreement
10.31*+	Fiscal Year 2011 Variable Compensation Plan (as amended September 7, 2010)

10.32*	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010

10.33*	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A

10.34*	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B

10.35*	Third Amendment to Lease , dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C

10.36*	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*±	XBRL Taxonomy Extension Schema Document

101.CAL*±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*±	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*±	XBRL Taxonomy Extension Definition Linkbase Document

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