Form 10-Q
period 2011-05-01
NVIDIA CORP
filed 2011-05-27
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2011

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
Yes ☐ No ☒

        The number of shares of common stock, $0.001 par value, outstanding as of May 23, 2011, was 600,288,389.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MAY 1, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	May 1, 2011	May 2, 2010

Revenue	$962,039	$1,001,813
Cost of revenue	477,536	545,436
Gross profit	484,503	456,377
Operating expenses
Research and development	231,524	218,105
Sales, general and administrative	98,117	90,879
Total operating expenses	329,641	308,984
Income from operations	154,862	147,393
Interest income	5,313	5,571
Other income (expense), net	(3,690)	(2,239)
Income before income tax expense	156,485	150,725
Income tax expense	21,266	13,131
Net income	$135,219	$137,594

Basic net income per share	$0.23	$0.24
Shares used in basic per share computation	594,802	567,183

Diluted net income per share	$0.22	$0.23
Shares used in diluted per share computation	613,474	590,997

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	May 1, 2011	January 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$683,633	$665,361
Marketable securities	2,042,908	1,825,202
Accounts receivable, net	343,202	348,770
Inventories	380,964	345,525
Prepaid expenses and other	36,600	32,636
Deferred income taxes	9,456	9,456
Total current assets	3,496,763	3,226,950
Property and equipment, net	553,366	568,857
Goodwill	369,844	369,844
Intangible assets, net	278,761	288,745
Deposits and other assets	38,010	40,850
Total assets	$4,736,744	$4,495,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346,295	$286,138
Accrued liabilities and other	634,871	656,544
Total current liabilities	981,166	942,682
Other long-term liabilities	284,813	347,713
Capital lease obligations, long-term	22,957	23,389
Commitments and contingencies - see Note 12	-	-
Stockholders’ equity:
Preferred stock	-	-
Common stock	688	677
Additional paid-in capital	2,638,531	2,500,577
Treasury stock, at cost	(1,487,079)	(1,479,392)
Accumulated other comprehensive income	11,121	10,272
Retained earnings	2,284,547	2,149,328
Total stockholders' equity	3,447,808	3,181,462
Total liabilities and stockholders' equity	$4,736,744	$4,495,246

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	May 1, 2011	May 2, 2010
Cash flows from operating activities:
Net income	$135,219	$137,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,764	47,147
Stock-based compensation expense	31,739	25,177
Other	2,195	1,974
Deferred income taxes	8,415	14,398
Excess tax benefits from stock-based compensation	(13,644)	-
Changes in operating assets and liabilities:
Accounts receivable	5,820	(155,011)
Inventories	(35,183)	(56,816)
Prepaid expenses and other current assets	(3,964)	2,685
Deposits and other assets	3,226	1,061
Accounts payable	53,740	16,822
Accrued liabilities and other long-term liabilities	(63,127)	(40,428)
Net cash provided by (used in) operating activities	172,200	(5,397)
Cash flows from investing activities:
Purchases of marketable securities	(427,874)	(226,963)
Proceeds from sales and maturities of marketable securities	206,946	186,701
Purchases of property and equipment and intangible assets	(31,195)	(17,080)
Other	(383)	-
Net cash used in investing activities	(252,506)	(57,342)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	85,286	63,062
Payments under capital lease obligations	(352)	(282)
Excess tax benefits from stock-based compensation	13,644	-
Net cash provided by financing activities	98,578	62,780
Change in cash and cash equivalents	18,272	41
Cash and cash equivalents at beginning of period	665,361	447,221
Cash and cash equivalents at end of period	$683,633	$447,262

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,404	$1,089
Cash paid for interest on capital lease obligations	$761	$795
Other non-cash activities:
Assets acquired by assuming related liabilities	6,416	1,568
Change in unrealized gains from marketable securities	$850	$(1,298)

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011.

Fiscal Year

We operate on a 52 or 53-week year, ending on the last Sunday in January. Fiscal year 2012 and fiscal year 2011 are both 52-week years. The first quarter of fiscal years 2012 and 2011 are both 13-week quarters.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. At the point of sale, we assess whether the arrangement fee is fixed or determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

      Adoption of New and Recently Issued Accounting Pronouncements

      During the three months ended May 1, 2011, there was no recent issuance of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 that are of significance, or have potential material significance, to us.

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

Our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	May 1, 2011	May 2, 2010
Cost of revenue	$2,477	$1,803
Research and development	18,589	14,614
Sales, general and administrative	10,673	8,760
Total	$31,739	$25,177

During the three months ended May 1, 2011, we granted approximately 2.9 million stock options, with an estimated total grant-date fair value of $26.6 million and a per option weighted average grant-date fair value of $9.24.  During the three months ended May 1, 2011, we granted approximately 3.3 million RSUs, with an estimated total grant-date fair value of $59.6 million and a per RSU weighted average grant-date fair value of $18.18.

During the three months ended May 2, 2010, we granted approximately 2.4 million stock options, with an estimated total grant-date fair value of $17.6 million and a per option weighted average grant-date fair value of $7.47.  During the three months ended May 2, 2010, we granted approximately 2.7 million RSUs, with an estimated total grant-date fair value of $48.5 million and a per RSU weighted average grant-date fair value of $17.94.

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $15.4 million and $12.2 million, for the three months ended May 1, 2011 and May 2, 2010 respectively. As of May 1, 2011 and May 2, 2010, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $194.3 million and $159.2 million, respectively, adjusted for estimated forfeitures. As of May 1, 2011 and May 2, 2010, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.2 years and 1.8 years, respectively.  As of May 1, 2011 and May 2, 2010, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.7 years and 2.4 years, respectively.

Valuation Assumptions

     We utilize a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our equity incentive plans.  We have determined that the use of implied volatility is expected to be reflective of market conditions and, therefore, can be expected to be a reasonable indicator of our expected volatility. We also segregate options into groups of employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a reasonable estimate of the fair value of our employee stock options. For our employee stock purchase plan we continue to use the Black-Scholes model.

     We estimate forfeitures at the time of grant and revise the estimates of forfeiture, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

   The fair value of stock options granted under our equity incentive plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Three Months Ended
	May 1, 2011	May 2, 2010
Stock Options	(Using a binomial model)
Expected life (in years)	4.4-5.4	3.8-5.7
Risk free interest rate	3.2%-3.8%	2.7%-3.0%
Volatility	50%-61%	43%-47%
Dividend yield	-	-

Three Months Ended
	May 1, 2011	May 2, 2010
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5-2.0	0.5-2.0
Risk free interest rate	0.2%-0.7%	0.2%-0.8%
Volatility	57%	45%
Dividend yield	-	-

       Equity Award Activity

       The following summarizes the stock option and RSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 30, 2011	44,001	$12.88
Granted	2,882	$17.88
Exercised	(6,926)	$10.01
Cancelled	(456)	$17.63
Balances, May 1, 2011	39,501	$13.69

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 30, 2011	10,612	$13.23
Granted	3,280	$18.18
Vested	(1,299)	$12.50
Cancelled	(234)	$14.03
Balances, May 1, 2011	12,359	$14.60

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3- Patent Cross License Agreement

     On January 10, 2011, we entered into a six-year patent cross licensing agreement, or the License Agreement, with Intel Corporation.   Under the License Agreement, Intel has granted to NVIDIA and its qualified subsidiaries, and NVIDIA has granted to Intel and Intel’s qualified subsidiaries, a non-exclusive, non-transferable, worldwide license, without the right to sublicense to all patents that are either owned or controlled by the parties at any time that have a first filing date on or before March 31, 2017, to make, have made (subject to certain limitations), use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world. NVIDIA’s rights to Intel’s patents have certain specified limitations, including but not limited to, NVIDIA was not granted a license to: (1) certain microprocessors, defined in the License Agreement as “Intel Processors” or “Intel Compatible Processors;” (2) certain chipsets that connect to Intel Processors; or (3) certain flash memory products. In connection with the License Agreement, NVIDIA and Intel mutually agreed to settle all outstanding legal disputes. Under the License Agreement, Intel will pay NVIDIA an aggregate amount of $1.5 billion, payable in annual installments, as follows: a $300 million payment on each of January 18, 2011, January 13, 2012 and January 15, 2013 and a $200 million payment on each of January 15, 2014, 2015 and 2016.

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

2.
License to Intel:   We will recognize $1,583.0 million in total, or $66.0 million per quarter, as revenue over the term of the agreement of six years, the period over which Intel will have access to newly filed NVIDIA patents. Consideration received in advance of the performance period has been classified as deferred revenue. In the first quarter of fiscal year 2012, we recognized $22.0 million of revenue as our performance obligation under the agreement commencing on April 2011.

3.
 License from Intel:  We recognized $140.0 million as an intangible asset upon execution of the agreement in the fourth quarter of fiscal year 2011.  Amortization expense of $5.0 million per quarter will be charged to cost of sales over the seven year estimated useful life of the technology beginning in April 2011.  In the first quarter of fiscal year 2012, we recognized amortization expense of $1.7 million.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Net Income Per Share

      The following is a reconciliation of the numerator and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended
	May 1, 2011	May 2, 2010
	(In thousands, except per share data)
Numerator:
Net income	$135,219	$137,594
Denominator:
Denominator for basic net income per share, weighted average shares	594,802	567,183
Effect of dilutive securities:
Equity awards outstanding	18,672	23,814
Denominator for diluted net income per share, weighted average shares	613,474	590,997

Net income per share:
Basic net income per share	$0.23	$0.24
Diluted net income per share	$0.22	$0.23

      Diluted net income per share for the three months ended May 1, 2011 does not include the effect of anti-dilutive common equivalent shares from 10.4 million stock options and RSUs  Diluted net income per share for the three months ended May 2, 2010 does not include the effect of anti-dilutive common equivalent shares from 14.7 million stock options and RSUs.

Note 5 – Income Taxes

     We recognized income tax expense of $21.3 million and $13.1 million for the three months ended May 1, 2011 and May 2, 2010, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 13.6% and 8.7% for the three months ended May 1, 2011 and May 2, 2010, respectively. The difference in our effective tax rate of 13.6% and 8.7% was primarily related to discrete tax benefits attributable to the expiration of statues of limitations in certain non-U.S. jurisdictions not previously recognized that were greater in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2012.

     Our effective tax rate on income before tax for the first three months of fiscal year 2012 of 13.6% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax.  Further, our annual projected effective tax rate as of the first three months of fiscal year 2012 of 16.7% differs from our effective tax rate for the first three months fiscal year 2012 of 13.6% due to favorable discrete events that occurred in the first quarter of fiscal year 2012 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

    Our effective tax rate on income before tax for the first three months of fiscal year 2011 of 8.7% was lower than the United States federal statutory tax rate of 35% primarily due to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate and favorable discrete events that occurred in the first three months of fiscal year 2011 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

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

We performed an impairment review of our investment portfolio as of May 1, 2011. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first three months of fiscal year 2012. We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of May 1, 2011. The following is a summary of cash equivalents and marketable securities at May 1, 2011 and January 30, 2011:

	May 1, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$586,435	$1,074	$(125)	$587,384
Corporate debt securities	954,909	3,585	(43)	958,451
Mortgage backed securities issued by United States government-sponsored enterprises	151,034	4,625	(60)	155,599
Money market funds	283,564	-	-	283,564
Debt securities issued by United States Treasury	565,930	2,534	(8)	568,456
Total	$2,541,872	$11,818	$(236)	$2,553,454
Classified as:
Cash equivalents				$510,546
Marketable securities				2,042,908
Total				$2,553,454

	January 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$531,789	$1,034	$(226)	$532,597
Corporate debt securities	925,226	3,354	(208)	928,372
Mortgage backed securities issued by United States government-sponsored enterprises	140,844	4,599	(21)	145,422
Money market funds	132,586	-	-	132,586
Debt securities issued by United States Treasury	435,091	1,939	(18)	437,012
Total	$2,165,536	$10,926	$(473)	$2,175,989
Classified as:
Cash equivalents				$350,787
Marketable securities				1,825,202
Total				$2,175,989

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

         The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at May 1, 2011 and January 30, 2011 and are shown below by contractual maturity.

	May 1, 2011		January 30, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$1,504,472	$1,507,268	$1,176,046	$1,178,733
Due in 1 - 5 years	955,123	961,438	899,993	904,926
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	82,277	84,748	89,497	92,330
Total	$2,541,872	$2,553,454	$2,165,536	$2,175,989

 Net realized gains for the three months ended May 1, 2011 and May 2, 2010 were not significant.

Note 7 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three months ended May 1, 2011.

Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	May 1, 2011	(Level 1)	(Level 2)
	(In thousands)
Debt securities issued by United States government agencies (1)	$587,384	$-	$587,384
Debt securities issued by United States Treasury (2)	568,456	-	568,456
Corporate debt securities (3)	958,451	-	958,451
Mortgage-backed securities issued by government-sponsored entities (4)	155,599	-	155,599
Money market funds (5)	283,564	283,564	-
Total cash equivalents and marketable securities	$2,553,454	$283,564	$2,269,890

(1)	Includes $67.3 million in Cash Equivalents and $520.1 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(2)	Includes $103.4 million in Cash Equivalents and $465.1 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(3)	Includes $56.4 million in Cash Equivalents and $902.1 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(4)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.
(5)	Included in Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Intangible Assets

 The components of our amortizable intangible assets are as follows:

	May 1, 2011			January 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$321,350	$(69,646)	$251,704	$320,477	$(62,791)	$257,686
Acquired intellectual property	76,264	(63,951)	12,313	76,264	(61,175)	15,089
Patents	31,278	(16,534)	14,744	31,278	(15,308)	15,970
Total intangible assets	$428,892	$(150,131)	$278,761	$428,019	$(139,274)	$288,745

        Amortization expense associated with intangible assets for the three months ended May 1, 2011 and May 2, 2010 was $10.9 million and $7.1 million, respectively.  Future amortization expense related to the net carrying amount of intangible assets at May 1, 2011 is estimated to be $39.8 million for the remainder of fiscal year 2012, $46.3 million in fiscal year 2013, $41.9 million in fiscal year 2014, $41.8 million in fiscal year 2015, $39.6 million in fiscal year 2016 and a total of $69.4 million in fiscal year 2017 and fiscal years subsequent to fiscal 2017.

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	May 1, 2011	January 30, 2011
Inventories:	(In thousands)
Raw materials	$125,346	$67,880
Work in-process	44,900	72,698
Finished goods	210,718	204,947
Total inventories	$380,964	$345,525

At May 1, 2011, we had outstanding inventory purchase obligations totaling approximately $491.0 million.

	May 1, 2011	January 30, 2011
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$13,942	$12,165
Prepaid insurance	4,756	3,512
Prepaid taxes	2,287	1,364
Prepaid rent	3,392	3,599
Other	12,223	11,996
Total prepaid expenses and other	$36,600	$32,636

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	May 1, 2011	January 30, 2011
	(In thousands)
Accrued Liabilities:
Deferred revenue	$281,790	$245,596
Accrued customer programs (1)	165,018	171,163
Warranty accrual (2)	80,725	107,897
Accrued payroll and related expenses	44,112	71,915
Accrued legal settlement (3)	30,600	30,600
Deferred rent	629	3,268
Taxes payable, short- term	5,916	4,576
Other	26,081	21,529
Total accrued liabilities and other	$634,871	$656,544

       (1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
       (2) Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
       (3) Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	May 1, 2011	January 30, 2011
	(In thousands)
Other Long-Term Liabilities:
Deferred income tax liability	$54,544	$46,129
Income taxes payable, long term	56,460	57,590
Asset retirement obligation	9,501	9,694
Deferred revenue	98,583	163,000
Other long-term liabilities	65,725	71,300
Total other long-term liabilities	$284,813	$347,713

Note 11 - Guarantees

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited

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

  Accrual for product warranty liabilities

 Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three months ended May 1, 2011 and May 2, 2010 are as follows:

	Three Months Ended
	May 1, 2011	May 2, 2010
	(In thousands)
Balance at beginning of period (1)	$107,896	$92,655
Additions	1,406	1,170
Deductions (2)	(28,578)	(46,262)
Balance at end of period	$80,724	$47,563

(1)  Includes $103,662 for the three months ended May 1, 2011 and $88,065 for the three months ended May 2, 2010 for incremental repair and replacement costs from a weak die/packaging material set.

(2)  Includes $23,432 for the three months ended May 1, 2011 and $36,928 for the three months ended May 2, 2010, respectively, in cash payments.

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
(Unaudited

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  Rambus Inc.

              On July 10, 2008, Rambus Inc. filed suit against NVIDIA, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the San Francisco division of the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only certain document discovery to proceed.  On February 11, 2011, the Court lifted the stay and ordered that discovery on other issues could proceed. A case management conference is currently scheduled for June 24, 2011.

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

On May 13, 2011, the Federal Circuit issued two opinions in related cases that address issues material to the disputes between Rambus and certain other parties in the ITC.  Those opinions may positively affect NVIDIA’s defenses in all of the cases brought against NVIDIA by Rambus. In those opinions, the Federal Circuit held Rambus destroyed documents when it had a legal duty to preserve them and that, if done in bad faith, Rambus is to bear the “heavy burden” to prove that NVIDIA suffered no prejudice in its ability to defend the cases brought against it by Rambus. In the  ITC’s Final Decision, despite finding Rambus acted in bad faith, the ITC incorrectly placed the burden on NVIDIA to prove actual prejudice.

  NVIDIA also sought reexamination of the patents asserted in the ITC, as well as other patents, in the United States Patent and Trademark Office, or USPTO.  Proceedings are underway with respect to all challenged patents.  With respect to the claims asserted in the ITC, the USPTO has issued a preliminary ruling invalidating many of the claims.  The USPTO has issued "Right to Appeal Notices" for the three patents found by the administrative law judge to be valid, enforceable and infringed.  In the Right to Appeal Notices, the USPTO Examiner has cancelled all asserted claims of one of the patents and allowed the asserted claims on the other two patents.  Rambus and NVIDIA both sought review of the USPTO Examiner's adverse findings.  The Board of Patent Appeals and Interferences (BPAI) recently heard oral argument on two of the patents that are subject to reexamination. We expect rulings from the BPAI on these patents this summer.

  Rambus has also been subject to an investigation in the European Union. NVIDIA was not a party to that investigation, but has sought to intervene in the appeal of the investigation.  As a result of Rambus’ commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers and/or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus’ website, or the Required Rambus License. On August 12, 2010, we entered into the Required Rambus License. Pursuant to the agreement, Rambus charges a royalty of (i) one percent of the net sales price per unit for certain memory controllers and (ii) two percent of the net sales price per unit for certain other memory controllers, provided that the maximum average net sales price per unit for these royalty bearing products shall be deemed not to exceed a maximum of $20. The agreement has a term until December 9, 2014.  However, NVIDIA may terminate the agreement on or after August 12, 2011 with thirty days prior written notice to Rambus.

  On December 1, 2010, Rambus filed a lawsuit against NVIDIA and several other companies alleging six claims for patent infringement. This lawsuit is pending in the Northern District of California and seeks damages, enhanced damages and injunctive relief. On the same day, Rambus filed a complaint with the ITC alleging that NVIDIA and several other companies violated 19 U.S.C. Section 1337 based on a claim of patent infringement of three Rambus patents. Rambus seeks exclusion of certain NVIDIA products from importation into the United States. The Northern District of California has stayed the case pending resolution of the ITC investigation. The asserted patents are related to each other, and the three patents in the ITC complaint are also at issue in the lawsuit pending in the Northern District of California. Many of the patents at issue in these lawsuits are also being challenged in Rambus’ other disputes with NVIDIA.

      NVIDIA intends to pursue its offensive and defensive cases vigorously in all actions.

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

On February 28, 2011, a group of purported class members filed a motion with the District Court purporting to seek enforcement of the settlement.  The Motion claimed that NVIDIA was not properly complying with its obligations under the settlement in connection with the remedies provided to purchasers of Hewlett-Packard computers included in the settlement.  On March 4, 2011, NVIDIA and Class Counsel at Milberg LLP filed oppositions to the Motion.  The Court held a hearing on March 28, 2011, and denied the Motion on May 2, 2011.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg. On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend. On December 2, 2010, co-Lead Plaintiffs filed a Second Consolidated Amended Complaint.  We moved to dismiss on February 14, 2011, and a hearing on the motion is currently scheduled for July 28, 2011.

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

       We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three months ended May 1, 2011. Through May 1, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of May 1, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

 Convertible Preferred Stock

     As of May 1, 2011 and January 30, 2011, there were no shares of preferred stock outstanding.

 Common Stock

        We are authorized to issue up to 2,000,000,000 shares of our common stock at $0.001 per share par value.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Note 14 – Comprehensive Income
        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	May 1, 2011	May 2, 2010
	(In thousands)
Net income	$135,219	$137,594
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	903	(1,084)
Reclassification adjustments for net realized losses on available-for-sale securities included in net loss, net of tax	(54)	(214)
Total comprehensive income	$136,068	$136,296

Note 15 - Segment Information

        Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

        Our GPU business is comprised primarily of our GeForce discrete and chipset products which support desktop and notebook personal computers, or PCs, plus memory products.  Our GPU business is also comprised of license revenue in connection with the License Agreement with Intel.  Our professional solutions business, or PSB, is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our CPB is comprised of our Tegra mobile products that support smartphones, tablets, personal media players, or PMPs, internet television, in-car instrumentation, navigation and entertainment, and other similar devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

       The “All Other” category includes non-recurring charges and benefits that we do not allocate to our operating segments as these expenses and credits are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges or benefits for the three months ended May 1, 2011.

 Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	PSB	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended May 1, 2011:
Revenue	$637,589	$201,841	$122,609	$-	$962,039
Depreciation and amortization expense	$29,028	$6,118	$12,618	$-	$47,764
Operating income (loss)	$120,283	$69,885	$(35,306)	$-	$154,862
Three Months Ended May 2, 2010:
Revenue	$780,853	$189,730	$31,230	$-	$1,001,813
Depreciation and amortization expense	$34,859	$5,395	$6,893	$-	$47,147
Operating income (loss)	$115,344	$73,865	$(41,816)	$-	$147,393

        Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	May 1, 2011	May 2, 2010
	(In thousands)
Revenue:
China	$289,484	$377,319
Taiwan	282,937	278,125
Other Asia Pacific	132,587	127,635
United States	109,318	87,016
Other Americas	75,130	64,901
Europe	72,583	66,817
Total revenue	$962,039	$1,001,813

Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer and 28% of our total revenue from two customers for the three months ended May 1, 2011 and May 2, 2010, respectively.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 12% of our accounts receivable balance from one customer at May 1, 2011 and approximately 11% of our accounts receivable balance from one customer at January 30, 2011.

Note 16- Subsequent Event

        On May 9, 2011, we announced our intention to acquire Icera Inc., an innovator of baseband processors for 3G and 4G cellular phones and tablets.   Icera’s high speed wireless-modem products have been approved by more than 50 carriers across the globe.  We believe that by combining our products and technologies, including the Tegra processor, we could enhance our position as a player in the growing mobile market.  The acquisition, for $367 million in cash, has been approved by both companies' boards of directors and is expected to be completed, subject to customary closing conditions, approximately 30 days from the announcement date.  Also in connection with our agreement to acquire Icera, we have committed to establishing a retention program in the amount of approximately $68.0 million to be paid out to Icera employees over a period of four years.

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

       NVIDIA, the NVIDIA logo, CUDA, GeForce, Quadro, Tegra, and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

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

We have three primary financial reporting segments – GPU, Professional Solutions Business, or PSB and Consumer Products Business, or CPB.   Our GPU business is comprised primarily of our GeForce discrete and chipset products which support desktop and notebook personal computers, or PCs, plus memory products.  Our GPU business is also comprised of license revenue in connection with the License Agreement with Intel Corporation.  Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products.  Our CPB is comprised of our Tegra mobile products that support smartphones, tablets, personal media players, or PMPs, internet television, in-car instrumentation, navigation and entertainment, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

    We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

Recent Developments, Future Objectives and Challenges

 GPU Business

During the first quarter of fiscal year 2012, we launched the GeForce GTX 590, one of the fastest and quietest graphics card available in the marketplace today.  This product is more than two times quieter than the closest competitive product under full graphics load.  GTX 590 is powered by dual Fermi GPUs on a single card and targets the enthusiast market.

 During the first quarter of fiscal year 2012, we also launched the GeForce GTX 550 Ti, an entry-level gaming GPU for next generation Intel systems.  GTX 550 Ti delivers faster performance for DX11 games compared with its closest competitive product.  The GTX 550 Ti is up to 50 percent faster in today's newest DX11 tessellated games, and 38 percent faster in previous-generation DX9 and DX10 games.

Professional Solutions Business

During the first quarter of fiscal year 2012, we announced the new Quadro 400, a new professional graphics solution designed for applications such as Autodesk AutoCAD and other leading CAD/CAM applications.  The Quadro 400 GPU offers power efficiency, consuming less than 35 watts, and its low-profile footprint means it offers the flexibility to fit into any workstation, including small form-factor systems.  We also announced the new CUDA® 4.0 Toolkit.  The new release provides unified virtual addressing, GPU-to-GPU communication and enhanced C++ template libraries which enable more developers to take advantage of GPU computing.  We believe this, along with other ongoing initiatives in our Tesla high-performance computing business, will lead to continued growth in the PSB.

     Consumer Products Business

 During the first quarter of fiscal year 2012, we launched along with our partners, the first wave of Android smartphones and tablets.  Among them are the Motorola Atrix 4G and LG Optimus 2X smartphones; as well as tablets like the Acer ICONIA Tab A500, Asus Eee Pad Transformer, Dell Streak, LG Optimus Pad and G-Slate, and Motorola Xoom.  In addition, Samsung and Sony announced that their Galaxy Tab 10.1 and Sony S1 and S2 projects, respectively, will be using our Tegra™ 2 mobile super chip.

   Icera Acquisition

   On May 9, 2011, we announced our intention to acquire Icera Inc., an innovator of baseband processors for 3G and 4G cellular phones and tablets.   Icera’s high speed wireless-modem products have been approved by more than 50 carriers across the globe.  We believe that by combining our products and technologies, including the Tegra processor, we could enhance our position as a player in the growing mobile market.  The acquisition, for $367 million in cash, has been approved by both companies' boards of directors and is expected to be completed, subject to customary closing conditions, approximately 30 days from the announcement date.

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

We report financial information for three operating segments to our CODM: the GPU business is comprised primarily of our GeForce discrete and chipset products which support desktop and notebook PCs, plus memory products.  Our GPU business is also comprised of license revenue in connection with the License Agreement with Intel; the PSB, which is comprised of our NVIDIA Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products; and our CPB which is comprised of our Tegra mobile products that support smartphones, tablets, personal media players, or PMPs, internet television, in-car instrumentation, navigation and entertainment, and other similar devices.  CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

The “All Other” category includes non-recurring charges and benefits that we do not allocate to our other operating segments as these expenses and credits are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges or benefits for the first three months of fiscal years 2012 and 2011.   Please refer to Note 15 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended
	May 1, 2011	May 2, 2010
Revenue	100.0%	100.0%
Cost of revenue	49.6	54.4
Gross profit	50.4	45.6
Operating expenses
Research and development	24.1	21.8
Sales, general and administrative	10.2	9.1
Total operating expenses	34.3	30.9
Income from operations	16.1	14.7
Interest and other income, net	0.2	0.3
Income before income tax expense	16.3	15.0
Income tax expense	2.2	1.3
Net income	14.1%	13.7%

Three months ended May 1, 2011 and May 2, 2010

Revenue

Revenue was $962.0 million for our first quarter of fiscal year 2012, compared to $1.00 billion for our first quarter of fiscal year 2011, which represents a decrease of approximately 4%.  We expect revenue to increase 4 to 6 percent during the second quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2012.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue decreased by approximately 18% to $637.6 million in the first quarter of fiscal year 2012, compared to $780.9 million for the first quarter of fiscal year 2011.  The decline was primarily the result of a decrease in sales of our MCP chipset products as these products approach their end of life.  Our notebook GPU revenue also declined in the first quarter of fiscal year 2012 as compared to 2011, related to the higher unit volume of our products that shipped with notebooks based on Intel’s Calpella platform in the first quarter of fiscal year 2011 as compared with the unit volume of our products that shipped in the first quarter of fiscal year 2012 with notebooks based on Intel’s Sandy Bridge platform.  Revenue from sales of our desktop GPU products increased slightly in the first quarter of fiscal year 2012, primarily as a result of higher average sales prices. Our market share, in both the discrete desktop GPU and notebook GPU markets, measured in unit volume on a calendar quarter basis, declined during the most recent quarter when compared to a year ago according to the May 2011 PC Graphics Report from Mercury Research.

PSB. PSB revenue increased by approximately 6% to $201.8 million in the first quarter of fiscal year 2012, compared to $189.7 million for the first quarter of fiscal year 2011.  This increase was driven by growth in both our Quadro and Tesla brands with the launch of products containing our new Fermi architecture.

CPB.  CPB revenue increased by 293% to $122.6 million in the first quarter of fiscal year 2012, compared to $31.2 million for the first quarter of fiscal year 2011.  We achieved record revenue due to a significantly higher unit shipment volume of Tegra products, primarily Tegra 2- based products, as our partners launched several Android smartphones and tablets.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 81% and 85% of total revenue for the first quarter of fiscal years 2012 and 2011, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer and 28% of our total revenue from two customers, for the first quarter of fiscal years 2012 and 2011 respectively.

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

        Our overall gross margin was 50.4% and 45.6% for the first quarter of fiscal year 2012 and 2011, respectively.  The improvement in gross margin for the first quarter of fiscal year 2012 when compared to the first quarter of fiscal year 2011 was attributable to a richer product mix and the continuing positive impact of improved yields of our 40nm products as well as other manufacturing cost reductions.  Additionally, our gross margin was favorably impacted by sales of products that were previously written off or written down and sales of such items improved gross margin by approximately 2.7% and 1.2% in the first quarter of fiscal years 2012 and 2011, respectively.  Offsetting these releases are provisions for new inventory reserves.  The net effect to gross margin from new inventory reserves and sales of items previously written down was a 1.4% favorable impact in the first quarter of fiscal year 2012 and 2.2% unfavorable impact in the first quarter of fiscal year 2011.

        We intend to focus on improving our gross margin by delivering cost effective product architectures, enhancing business processes and delivering profitable growth.  We expect gross margin to be between 50.5% and 51.5% during the second quarter of fiscal year 2012.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011.  The increase was primarily due to strong average selling price, ASP, growth in our desktop and notebook products.  Gross margin also improved as a result of favorable product mix, better yields of our 40nm products as well as other manufacturing cost reductions.  Additionally, the net impact of new inventory reserves and releases resulting from sales of products that were previously written off or written down had a favorable effect on gross margin for this business in the first quarter of fiscal year 2012, and had a negative impact on gross margin in the first quarter of fiscal year 2011.

PSB. The gross margin of our PSB decreased during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011. The decrease was primarily due to a less favorable mix of products sold.

CPB.  The gross margin of our CPB decreased during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011, reflecting the evolution within the quarter from a business with revenue based primarily on license and royalty revenue to a business based primarily on Tegra product revenue.

Operating Expenses

	Three Months Ended
	May 1, 2011	May 2, 2010	$ Change	% Change
	(In millions)
Research and development expenses	$231.5	$218.1	$13.4	6.1%
Sales, general and administrative expenses	98.1	90.9	7.2	7.9%
Total operating expenses	$329.6	$309.0	$20.6	6.7%
Research and development as a percentage of net revenue	24.1%	21.8%
Sales, general and administrative as a percentage of net revenue	10.2%	9.1%

   Research and Development

Research and development expenses were $231.5 million and $218.1 million during the first quarter of fiscal year 2012 and 2011, respectively, an increase of $13.4 million, or 6.1%. Compensation and benefits increased by $11.6 million and stock based compensation increased by $3.9 million, primarily related to growth in headcount. These increases were offset by a decrease of $3.8 million in product and technology development expenses.

    Sales, General and Administrative

Sales, general and administrative expenses were $98.1 million and $90.9 million during the first quarter of fiscal years 2012 and 2011, respectively, a decrease of $7.2 million, or 7.9%. Compensation and benefits increased by $6.2 million and stock based compensation increased by $1.9 million, primarily related to growth in headcount. These increases were offset by a decrease in outside professional fees by $4.2 million due to reduced litigation activities.

We expect operating expenses to be approximately $332 million to $336 million in the second quarter of fiscal year 2012.

    Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $5.3 million and $5.6 million in the first quarter of fiscal years 2012 and 2011, respectively, a decrease of $0.3 million. These decreases were primarily due to lower interest rates in the first quarter of fiscal year 2012 when compared to the first quarter of fiscal year 2011.

    Other Income (Expense), net

Other income (expense) primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other (expense), net of other income was ($3.7) million in the first quarter of fiscal year 2012 compared to ($2.2) million in the first quarter of fiscal year 2011.  The increase of $1.5 million was primarily driven by an increase in foreign currency losses in the first quarter of fiscal year 2012.

   Income Taxes

We recognized income tax expense of $21.3 million and $13.1 million for the three months ended May 1, 2011 and May 2, 2010, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 13.6% and 8.7% for the three months ended May 1, 2011 and May 2, 2010, respectively. The difference in our effective tax rate of 13.6% and 8.7% was primarily related to discrete tax benefits attributable to the expiration of statues of limitations in certain non-U.S. jurisdictions not previously recognized that were greater in the first quarter of fiscal year 2011 over the first quarter of fiscal year 2012.

Our effective tax rate on income before tax for the first three months of fiscal year 2012 of 13.6% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax.  Further, our annual projected effective tax rate as of the first three months of fiscal year 2012 of 16.7% differs from our effective tax rate for the first three months fiscal year 2012 of 13.6% due to favorable discrete events that occurred in the first quarter of fiscal year 2012 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

Our effective tax rate on income before tax for the first three months of fiscal year 2011 of 8.7% was lower than the United States federal statutory tax rate of 35% primarily due to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate and favorable discrete events that occurred in the first three months of fiscal year 2011 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

We expect our effective tax rate in the second quarter of fiscal year 2012 to be approximately 14% to 16%, depending primarily on any discrete tax events that may occur in such quarter.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

 Liquidity and Capital Resources

	As of May 1, 2011	As of January 30, 2011
	(In millions)
Cash and cash equivalents	$683.6	$665.4
Marketable securities	2,042.9	1,825.2
Cash, cash equivalents, and marketable securities	$2,726.5	$2,490.6

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In millions)
Net cash provided by (used in) operating activities	$172.2	$(5.4)
Net cash used in investing activities	$(252.5)	$(57.3)
Net cash provided by financing activities	$98.6	$62.8

As of May 1, 2011, we had $2.73 billion in cash, cash equivalents and marketable securities, an increase of $235.9 million from $2.49 billion at the end of fiscal year 2011.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $172.2 million and used cash of $5.4 million during the first three months of fiscal years 2012 and 2011, respectively. The increase in cash provided by operating activities in the first three months of fiscal year 2012 was primarily due to favorable changes in working capital driven by a decrease in accounts receivable due to improved sales linearity and stronger collections.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $252.5 million and $57.3 million during the first three months of fiscal years 2012 and 2011, respectively. The increase in investing activities was primarily as a result of increased capital expenditure related to purchases of new research and development equipment, testing equipment, technology licenses, software and intangible assets to support our increased investment in product development.

We expect to spend approximately $125 million to $175 million for capital expenditures during the remainder of fiscal year 2012, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we plan to use cash in connection with the acquisition of new businesses or assets.

Financing activities

Financing activities provided cash of $98.6 million and $62.8 million during the first three months of fiscal years 2012 and 2011, respectively.  Net cash provided by financing activities in the first three months of fiscal year 2012 was primarily due to an increase of proceeds from issuance of common stock under our employee stock plans during the first three months of fiscal year 2012.

  Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of May 1, 2011, we did not have any investments in auction-rate preferred securities.

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

As of May 1, 2011 and January 30, 2011, we had $2.73 billion and $2.49 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of May 1, 2011, we were in compliance with our investment policy.  As of May 1, 2011, our investments in government agencies and government sponsored enterprises represented approximately 51% of our total investment portfolio, while the financial sector accounted for approximately 30% of our total investment portfolio.  All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of May 1, 2011.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during three months ended May 1, 2011.

 Net realized gains for the three months ended May 1, 2011 were $0.1 million.  As of May 1, 2011, we had a net unrealized gain of $11.6 million, which was comprised of gross unrealized gains of $11.8 million, offset by gross unrealized losses of $0.2 million. As of January 30, 2011, we had a net unrealized gain of $10.5 million, which was comprised of gross unrealized gains of $11.0 million, offset by $0.5 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. One customer accounted for approximately 12% of our accounts receivable balance at May 1, 2011. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

    Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. As of May 1, 2011, we had cash, cash equivalents and marketable securities of $773.2 million held within the United States and $1.95 billion held outside of the United States.  Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  Further, repatriation of some foreign balances may be restricted by local laws. As of January 30, 2011, we have not provided for U.S. federal and state income taxes on approximately $904.3 million of undistributed earnings of non-United States subsidiaries, as such earnings are considered indefinitely reinvested outside the United States.  Although we have no current need to do so, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, less applicable foreign tax credits, and reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards.  Further, in addition to the $773.2 million of cash, cash equivalents and marketable securities held within the United States and available to fund our U.S. operations and any other U.S. cash needs, we have access to external sources of financing if cash is needed in the United States other than by repatriation of foreign earnings where U.S. income tax may otherwise be due.  Accordingly, we do not reasonably expect any material effect on our business, as a whole, or to our financial flexibility with respect to our current cash balances held outside of the United States.

Stock Repurchase Program

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three months ended May 1, 2011. Through May 1, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of May 1, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

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

We expect to spend approximately $125 million to $175 million for capital expenditures during the remainder of fiscal year 2012.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

   For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Icera Acquisition

        On May 9, 2011, we announced our intention to acquire Icera Inc., an innovator of baseband processors for 3G and 4G cellular phones and tablets.   Icera’s high speed wireless-modem products have been approved by more than 50 carriers across the globe.  We believe that by combining our products and technologies, including the Tegra processor, we could enhance our position as a player in the growing mobile market.  The acquisition, for $367 million in cash, has been approved by both companies' boards of directors and is expected to be completed, subject to customary closing conditions, approximately 30 days from the announcement date. Also in connection with our agreement to acquire Icera, we have committed to establishing a retention program in the amount of approximately $68.0 million to be paid out to Icera employees over a period of four years.

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

       Contractual Obligations

       At May 1, 2011, we had outstanding inventory purchase obligations totaling approximately $491.0 million. Also in connection with our agreement to acquire Icera, we have committed to establishing a retention program in the amount of approximately $68.0 million to be paid out to Icera employees over a period of four years.  There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of May 1, 2011, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

       As of May 1, 2011 and January 30, 2011, we had $2.73 billion and $2.49 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of May 1, 2011, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

      As of May 1, 2011, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $11.7 million.

      The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of May 1, 2011, our investments in government agencies and government sponsored enterprises represented approximately 51% of our total investment portfolio, while the financial sector accounted for approximately 30% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decline by approximately $42-$104 million.

Exchange Rate Risk

      We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income for the first three months of fiscal years 2012 and 2011 was $(2.2) million and $0.7 million, respectively.  Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

      We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at May 1, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

  Disclosure Controls and Procedures

Based on their evaluation as of May 1, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

  Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended May 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
suppliers of system-on-a-chip products that support tablets, netbooks, PNDs, PMPs, PDAs, cellular phones, handheld devices or embedded devices such as AMD, Broadcom Corporation, Freescale Semiconductor, Inc., Fujitsu Limited, Imagination Technologies Ltd., Intel,  Marvell Technology Group Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co., Ltd., Seiko Epson Corporation, STMicroelectronics, Texas Instruments Incorporated, and Toshiba America Electronic Components, Inc.

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

We receive a significant amount of our revenue from a limited number of customers. Aggregate sales to customers in excess of 10% of total revenue for the first quarters of fiscal year 2012 and 2011 were 11% from one customer and 28% of our total revenue from two customers, respectively. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Our business is cyclical in nature and has experienced severe downturns that have harmed, and may in the future harm our business and financial results.

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

       Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses represented 34.3% and 30.9% of our total revenue for the first quarter of fiscal years 2012 and 2011 respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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

       Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 12% of our accounts receivable balance from one customer at May 1, 2011.

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

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 4,437 full-time employees as of May 1, 2011 and 3,971 employees as of May 2, 2010, respectively.  Research and development expenditures were $231.5 million and $218.1 million for the first quarter of fiscal years 2012 and 2011, respectively.  Research and development expenses included stock-based compensation expense of $18.6 million and $14.6 million for the first quarter of fiscal years 2012 and 2011, respectively.   If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

           We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 81% and 85% of our revenue for the first quarter of fiscal years 2012 and 2011, respectively, from sales to customers outside the United States and other Americas.  As of May 1, 2011, we have offices in 15 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

          We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. Most recently, we announced our intention to acquire Icera Inc., an innovator of baseband processors for 3G and 4G cellular phones and tablets, which is expected to be completed, subject to customary closing conditions, in approximately 30 days from the announcement date.  However, there can be no assurance the Icera acquisition will be completed as proposed, or at all.  We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;
•	difficulty in operating in a new or multiple new locations;
•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;
•	difficulty in realizing the potential financial or strategic benefits of the transaction;
•	difficulty in maintaining uniform standards, controls, procedures and policies;
•	difficulty integrating the target’s accounting, management information, human resources and other administrative systems;
•	disruption of or delays in ongoing research and development efforts;
•	diversion of capital and other resources;
•	assumption of liabilities;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;
•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and
•	incurring significant exit charges if products acquired in business combinations are unsuccessful;
•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions or investments;
•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings; and
•
impairment of relationships with employees, vendors and customers, or the loss of any of our key employees, vendors or customers our target’s key employees, vendors or customers, as a result of our acquisition or investment.

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

Our cash equivalent and short-term investment portfolio as of May 1, 2011 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of May 1, 2011, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

       We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with Rambus Inc. and with parties related to our acquisition of 3dfx in 2001. Please refer to Note 12 of the Notes to the Consolidated Financial Statements for further details on these lawsuits. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling or importing certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

      Changes in United States tax legislation regarding our foreign earnings could materially impact our business.

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Throughout the period of  President Obama’s administration, the White House has proposed various international tax legislation, some of which, if enacted into law would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings,  eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase.  If these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $31.7 million and $25.2 million for the first quarter of fiscal years 2012 and 2011, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.   We believe that expensing employee equity compensation will continue to negatively impact our operating results.

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

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, following our announcement in July 2008 that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second fiscal quarter of 2009, the trading price of our common stock declined.  In September, October and November 2008, several putative class action lawsuits were filed against us relating to this announcement. Please refer to Note 12 of the Notes to the Consolidated Financial Statements for further information regarding these lawsuits. Due to changes in the potential volatility of our stock price, we may be the target of securities litigation in the future. Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

    We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the first quarter of fiscal year 2012.  Through May 1, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of May 1, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2013.

    Additionally, during the first quarter of fiscal 2012, we granted approximately 2.9 million stock options and 3.3 million restricted stock units, or RSUs, under the 2007 Equity Incentive Plan.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NVIDIA Corporation	8-K	0-23985	3.1	05/24/2011

3.2	Amended and Restated Bylaws of NVIDIA Corporation	8-K	0-23985	3.2	05/24/2011

10.38	Transition and Consulting Agreement, dated March 15, 2011, between David L.White and NVIDIA Corporation	8-K	0-23985	10.1	03/15/2011

10.39+	Fiscal Year 2012 Variable Compensation Plan	8-K	0-23985	10.1	03/25/2011

10.40+	Offer Letter, dated March 16, 2011, between NVIDIA Corporation and Michael Byron	8-K	0-23985	10.2	03/25/2011

10.41+*	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*±	XBRL Taxonomy Extension Schema Document

101.CAL*±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*±	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*±	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 27, 2011
NVIDIA Corporation
By:	/s/ Karen Burns
Karen Burns
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NVIDIA Corporation	8-K	0-23985	3.1	05/24/2011

3.2	Amended and Restated Bylaws of NVIDIA Corporation	8-K	0-23985	3.2	05/24/2011

10.38	Transition and Consulting Agreement, dated March 15, 2011, between David L.White and NVIDIA Corporation	8-K	0-23985	10.1	03/15/2011

10.39+	Fiscal Year 2012 Variable Compensation Plan	8-K	0-23985	10.1	03/25/2011

10.40+	Offer Letter, dated March 16, 2011, between NVIDIA Corporation and Michael Byron	8-K	0-23985	10.2	03/25/2011

10.41+*	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service)

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*±	XBRL Taxonomy Extension Schema Document

101.CAL*±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*±	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*±	XBRL Taxonomy Extension Definition Linkbase Document

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