Form 10-Q
period 2011-07-31
NVIDIA CORP
filed 2011-08-25
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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
Yes ☐ No ☒
         The number of shares of common stock, $0.001 par value, outstanding as of August 19, 2011, was 603,727,365

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010

Revenue	$1,016,517	$811,208	$1,978,556	$1,813,021
Cost of revenue	491,233	676,916	968,769	1,222,352
Gross profit	525,284	134,292	1,009,787	590,669
Operating expenses
Research and development	247,721	210,635	479,245	428,740
Sales, general and administrative	103,533	98,864	201,650	189,743
Total operating expenses	351,254	309,499	680,895	618,483
Income (loss) from operations	174,030	(175,207)	328,892	(27,814)
Interest income	5,266	4,805	10,579	10,376
Other income (expense), net	(1,749)	1,355	(5,439)	(884)
Income (loss) before income tax expense (benefit)	177,547	(169,047)	334,032	(18,322)
Income tax expense (benefit)	25,974	(28,086)	47,240	(14,955)
Net Income (loss)	$151,573	$(140,961)	$286,792	$(3,367)

Basic net income (loss) per share	$0.25	$(0.25)	$0.48	$(0.01)
Shares used in basic per share computation	601,340	572,764	598,077	569,971

Diluted net income (loss) per share	$0.25	$(0.25)	$0.47	$(0.01)
Shares used in diluted per share computation	613,934	572,764	615,552	569,971

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	July 31, 2011	January 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$532,614	$665,361
Marketable securities	1,941,882	1,825,202
Accounts receivable, net	419,944	348,770
Inventories	361,911	345,525
Prepaid expenses and other	34,925	32,636
Deferred income taxes	26,281	9,456
Total current assets	3,317,557	3,226,950
Property and equipment, net	550,896	568,857
Goodwill	593,513	369,844
Intangible assets, net	358,136	288,745
Deposits and other assets	44,322	40,850
Total assets	$4,864,424	$4,495,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,813	$286,138
Accrued liabilities and other	662,486	656,544
Total current liabilities	960,299	942,682
Other long-term liabilities	192,163	347,713
Capital lease obligations, long-term	22,493	23,389
Commitments and contingencies - see Note 14	-	-
Stockholders’ equity:
Preferred stock	-	-
Common stock	691	677
Additional paid-in capital	2,725,317	2,500,577
Treasury stock, at cost	(1,487,093)	(1,479,392)
Accumulated other comprehensive income	14,434	10,272
Retained earnings	2,436,120	2,149,328
Total stockholders' equity	3,689,469	3,181,462
Total liabilities and stockholders' equity	$4,864,424	$4,495,246

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	July 31, 2011	August 1, 2010
Cash flows from operating activities:
Net income (loss)	$286,792	$(3,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,923	93,720
Stock-based compensation expense	67,688	49,808
Other	10,696	5,890
Deferred income taxes	20,082	(15,244)
Excess tax benefits from stock-based compensation	(25,021)	-
Changes in operating assets and liabilities:
Accounts receivable	(57,511)	(21,193)
Inventories	(2,169)	(102,778)
Prepaid expenses and other current assets	2,255	(6,335)
Deposits and other assets	(992)	86
Accounts payable	(8,366)	(67,486)
Accrued liabilities and other long-term liabilities	(139,156)	95,846
Net cash provided by operating activities, net of effect of acquisition	254,221	28,947
Cash flows from investing activities:
Purchases of marketable securities	(711,674)	(755,626)
Proceeds from sales and maturities of marketable securities	591,242	635,432
Purchases of property and equipment and intangible assets	(54,518)	(54,724)
Acquisition of businesses, net of cash acquired	(348,884)	-
Other	(1,890)	(1,525)
Net cash used in investing activities	(525,724)	(176,443)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	124,785	77,852
Payments under capital lease obligations	(731)	(574)
Excess tax benefits from stock-based compensation	25,021	-
Payment of notes payable assumed from acquisition	(10,319)	-
Net cash provided by financing activities	138,756	77,278
Change in cash and cash equivalents	(132,747)	(70,218)
Cash and cash equivalents at beginning of period	665,361	447,221
Cash and cash equivalents at end of period	$532,614	$377,003

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,854	$1,605
Cash paid for interest on capital lease obligations	$1,510	$1,582
Other non-cash activities:
Assets acquired by assuming related liabilities	$4,163	$7,811
Change in unrealized gains from marketable securities	$13,673	$936

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

Fiscal Year

We operate on a 52 or 53-week year, ending on the last Sunday in January.  Fiscal year 2012 and fiscal year 2011 are both 52-week years. The second quarters of fiscal years 2012 and 2011 are both 13-week quarters.

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

      Adoption of New and Recently Issued Accounting Pronouncements

     In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

        In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

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

Our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Cost of revenue	$2,748	$2,289	$5,225	$4,092
Research and development	$21,697	$14,532	$40,286	$29,146
Sales, general and administrative	$11,505	$7,810	$22,178	$16,570

During the three and six months ended July 31, 2011, we granted approximately 0.4 million and 3.3 million stock options respectively, with an estimated total grant-date fair value of $3.0 million and $29.7 million, respectively and a per option weighted average grant-date fair value of $7.11 and $8.97, respectively.  During the three months and six months ended July 31, 2011, we granted approximately 0.5 million and 3.7 million RSUs, with an estimated total grant-date fair value of $8.3 million and $67.9 million, respectively, and a per RSU weighted average grant-date fair value of $17.95 and $18.15, respectively.

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

    Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $2.0 million and $17.5 million, respectively, for the three and six months ended July 31, 2011. As of July 31, 2011, and August 1, 2010, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $177.9 million and $142.3 million, respectively, adjusted for estimated forfeitures.  As of July 31, 2011 and August 1, 2010, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.2 years and 1.6 years, respectively. As of July 31, 2011 and August 1, 2010, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.5 years and 2.2 years, respectively.

Valuation Assumptions

    We utilize a binomial model for calculating the estimated fair value of new stock-based compensation awards granted under our equity incentive plans.  We have determined that the use of implied volatility is expected to be reflective of market conditions and, therefore, can be expected to be a reasonable indicator of our expected volatility. We also segregate options into groups of employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.  As such, the expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees' exercise behavior, vesting schedules, and death and disability probabilities.  Our management believes the resulting binomial calculation provides a reasonable estimate of the fair value of our employee stock options. For our employee stock purchase plan, we continue to use the Black-Scholes model.

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

    The fair value of stock options granted under our equity incentive plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Stock Options	(Using a binomial model)
Expected life (in years)	3.6-4.7	3.1-6.7	3.6-5.4	3.1-6.7
Risk free interest rate	2.9-3.2%	2.2-2.6%	2.9-3.8%	2.2-3.0%
Volatility	46-49%	48-53%	46-61%	43-53%
Dividend yield	-	-	-	-

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	-	-	0.5-2.0	0.5-2.0
Risk free interest rate	-	-	0.2-0.7%	0.2-0.8%
Volatility	-	-	57%	45%
Dividend yield	-	-	-	-

       Equity Award Activity

       The following summarizes the stock option and RSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 30, 2011	44,001	$12.88
Granted	3,309	$17.85
Exercised	(10,351)	$10.52
Cancelled	(773)	$16.27
Balances, July 31, 2011	36,186	$13.94

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 30, 2011	10,612	$13.23
Granted	3,742	$18.15
Vested	(1,299)	$12.49
Cancelled	(512)	$14.48
Balances, July 31, 2011	12,543	$14.72

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

2.
License to Intel:   We will recognize $1,583.0 million in total, or $66.0 million per quarter, as revenue over the term of the agreement of six years, the period over which Intel will have access to newly filed NVIDIA patents. Consideration received in advance of the performance period has been classified as deferred revenue. In the second quarter and first half of fiscal year 2012, we recognized $65.9 million and $87.9 million of revenue, respectively, as our performance obligation under the agreement commencing on April 2011.

3.
 License from Intel:  We recognized $140.0 million as an intangible asset upon execution of the agreement in the fourth quarter of fiscal year 2011.  Amortization expense of $5.0 million per quarter will be charged to cost of sales over the seven year estimated useful life of the technology beginning in April 2011.  In the second quarter and first half of fiscal year 2012, we recognized amortization expense of $5.0 million and $6.7 million, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Net Income (loss) Per Share

    The following is a reconciliation of the numerator and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
	(In thousands, except per share data)
Numerator:
Net Income (loss)	$151,573	$(140,961)	$286,792	$(3,367)
Denominator:
Denominator for basic net loss per share, weighted average shares	601,340	572,764	598,077	569,971
Effect of dilutive securities:
Equity awards outstanding	12,594	-	17,475	-
Denominator for diluted net income per share, weighted average shares	613,934	572,764	615,552	569,971

Net Income (loss) per share:
Basic net Income (loss) per share	$0.25	$(0.25)	$0.48	$(0.01)
Diluted net Income (loss) per share	$0.25	$(0.25)	$0.47	$(0.01)

     Diluted net income per share for the three and six months ended July 31, 2011 does not include the effect of anti-dilutive common equivalent shares from 13.5 million and 14.3 million stock options and RSUs, respectively. All of our outstanding equity awards were anti-dilutive during the three and six months ended August 1, 2010 and are excluded from the computation of diluted earnings per share due to the net loss for three and six months ended August 1, 2010.

Note 5 – Income Taxes

     We recognized income tax expense (benefit) of $26.0 million and $47.2 million for the three and six months ended July 31, 2011, respectively and $(28.1) million and $(15.0) million for the three and six months ended August 1, 2010, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was 14.6% and 14.1% for the three and six months ended July 31, 2011, respectively and 16.6% and 81.6% for the three and six months ended August 1, 2010, respectively.

     Our effective tax rate on income before tax for the first six months of fiscal year 2012 of 14.1% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax.  Further, our annual projected effective tax rate as of the first six months of fiscal year 2012 of 16.5% differs from our effective tax rate for the first six months fiscal year 2012 of 14.1% due to favorable discrete events that occurred in the first six months of fiscal year 2012 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

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

With respect to the acquisition of Icera in the second quarter of fiscal year 2012, we recorded unrecognized tax benefits of approximately $18.0 million, of which $3.9 million is recorded in noncurrent income taxes payable and $14.1 million is reflected as a reduction to the related deferred tax assets. Additionally, we have recognized tax benefits related to the expiration of statutes of limitations in certain non-U.S. jurisdictions in the six months ended July 31, 2011 of approximately $7.5 million.  There have been no other significant changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 30, 2011.  For the six months ended July 31, 2011, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.

While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 31, 2011, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of July 31, 2011. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first six months of fiscal year 2012. We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of July 31, 2011. The following is a summary of cash equivalents and marketable securities at July 31, 2011 and January 30, 2011:

	July 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$475,277	$1,196	$(53)	$476,420
Corporate debt securities	957,718	3,669	(51)	961,336
Mortgage backed securities issued by United States government-sponsored enterprises	146,833	4,587	(46)	151,374
Money market funds	78,451	-	-	78,451
Debt securities issued by United States Treasury	457,664	5,842	(12)	463,494
Total	$2,115,943	$15,294	$(162)	$2,131,075
Classified as:
Cash equivalents				$189,193
Marketable securities				1,941,882
Total				$2,131,075

	January 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$531,789	$1,034	$(226)	$532,597
Corporate debt securities	925,226	3,354	(208)	928,372
Mortgage backed securities issued by United States government-sponsored enterprises	140,844	4,599	(21)	145,422
Money market funds	132,586	-	-	132,586
Debt securities issued by United States Treasury	435,091	1,939	(18)	437,012
Total	$2,165,536	$10,926	$(473)	$2,175,989
Classified as:
Cash equivalents				$350,787
Marketable securities				1,825,202
Total				$2,175,989

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

        The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at July 31, 2011 and January 30, 2011 and are shown below by contractual maturity.

	July 31, 2011		January 30, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$906,854	$911,822	$1,176,046	$1,178,733
Due in 1 - 5 years	1,106,716	1,113,855	899,993	904,926
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	102,373	105,398	89,497	92,330
Total	$2,115,943	$2,131,075	$2,165,536	$2,175,989

 Net realized gains for the three and six months ended July 31, 2011 were $0.3 million and $0.4 million, respectively. Net realized gains for the three and six months ended August 1, 2010, were $0.7 million and $1.0 million, respectively.

Note 7 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three and six months ended July 31, 2011.

    Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 31, 2011	(Level 1)	(Level 2)
	(In thousands)
Debt securities issued by United States government agencies (1)	$476,420	$-	$476,420
Debt securities issued by United States Treasury (2)	463,494	-	463,494
Corporate debt securities (3)	961,336	-	961,336
Mortgage-backed securities issued by government-sponsored entities (4)	151,374	-	151,374
Money market funds (5)	78,451	78,451	-
Total cash equivalents and marketable securities	$2,131,075	$78,451	$2,052,624

(1)             Includes $20.1 million in Cash Equivalents and $456.3 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(2)             Includes $30.0 million in Cash Equivalents and $433.5 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
(3)             Includes $60.6 million in Cash Equivalents and $900.7 million in Marketable Securities on the Condensed Consolidated Balance Sheet.
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

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 14 of these Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	-
Total	$99,161

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9: Business Combinations

On June 10, 2011, we completed the acquisition of Icera, Inc. by acquiring all issued and outstanding preferred and common shares in exchange for cash. Icera develops baseband processors for 3G and 4G cellular phones and tablets.  In addition to leveraging on the existing Icera business, the objective of the acquisition is to accelerate and enhance the combination of our application processor with Icera’s baseband processor for use in mobile devices such as smartphones and tablets.

Total consideration to acquire Icera was $352.2 million in cash. All existing Icera equity based incentive plans were terminated upon the completion of the acquisition.  In connection with the acquisition of Icera, we established a retention program in the aggregate amount of approximately $68.0 million to be paid out to Icera employees over a period of four years.

The allocation of purchase consideration to assets and liabilities is not yet finalized. We continue to evaluate the fair value of certain assets and liabilities related to the acquisition of Icera. Additional information, which existed as of the acquisition date but was at that time unknown to us, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. In addition, we have not finalized the determination of the allocation of goodwill to our reporting units. The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of Icera were recognized as follows:

(In thousands)
Cash	$3,315
Accounts receivable	13,740
Inventory	13,510
Prepaid and other current assets	1,972
Deferred tax assets	16,824
Property, plant and equipment	3,649
Goodwill	223,669
Intangible assets	97,515
Other assets	37,773
Total assets acquired	411,967
Accounts payable	(6,026)
Accrued liabilities	(38,865)
Notes payable	(10,319)
Income taxes payable	(4,558)
Net assets acquired	$352,199

The preliminary goodwill of $223.7 million arising from the acquisition is primarily attributed to the assembled workforce of Icera and premium paid over net assets acquired.  Goodwill recognized is not expected to be deductible for tax purposes.  Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further information regarding the activity related to the carrying value of goodwill.

The acquisition-related intangible assets assumed from the acquisition of Icera were recognized as follows based upon their fair values as of June 10, 2011:

Intangible assets	Fair Value (in thousands)	Weighted-average estimated useful lives (in years)
Technology	$58,300	7.4
In-process technology	$20,200	indefinite
Customer relationships	$18,200	6.8

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Technology

Technology consists of core technology and existing technology. Core technology represents a series of processes and trade secrets that are used in Icera’s products and form a major part of the architecture of both the current products and planned future releases of current products. We used a profit allocation method to value the core technology of Icera, based on market royalties for similar fundamental technologies. The profit allocation method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable on revenues earned through the use of the asset. The royalty rate we used was based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Revenue was projected over the expected remaining useful life of the core technology and then the market-derived royalty rate was applied to estimate the royalty savings.

Existing technology is specific to certain products acquired that have also passed technological feasibility. We used an income approach to value Icera’s existing technology. Using this approach, we calculated the estimated fair value using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return.

In-Process Technology

In-process technology or IPR&D represents the fair values of incomplete Icera research and development projects that had not reached technological feasibility as of the date of acquisition. In the future, the fair value of each project at the acquisition date will be either amortized or impaired depending on whether the projects are completed or abandoned.

The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows from each project under development was estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return were the weighted average cost of capital, the return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

Customer Relationships

       Customer relationships represent the fair value of projected cash flows that will be derived from the sale of products to Icera’s existing customers based on existing, in-process, and future versions of the underlying technology.

Supplemental Pro Forma Data (Unaudited)

     The unaudited pro forma statement of operations data below gives effect to the acquisition of Icera, as if it had occurred at the beginning of fiscal year 2011. The following data includes the amortization of acquisition-related intangible assets and compensation cost related to a retention program for six months ended July 31, 2011 and August 1, 2010, respectively.  Transaction costs related to the acquisition of Icera have been shown in the six months ended August 1, 2010, as if the acquisition had occurred at the beginning of fiscal year 2011.  This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of fiscal year 2011.  Revenue contribution from Icera was not significant for the second quarter of fiscal year 2012.

	Six Months Ended
	July 31, 2011	August 1, 2010
	(In thousands, except per share data)
Pro forma net revenue	$1,998,956	$1,835,121
Pro forma net income (loss)	$268,700	$(37,647)
Pro forma net income (loss) per share (basic)	$0.45	$(0.07)
Pro forma net income (loss) per share (diluted)	$0.44	$(0.07)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Note 10 - Goodwill

  The following table summarizes the activity related to the carrying value of goodwill:

July 31, 2011
(In thousands)
Balance at beginning of period	$369,844
Addition due to business combination	223,669
Balance at end of period	$593,513

      Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding this business combination.

Note 11 - Intangible Assets

 The components of our amortizable intangible assets are as follows:

	July 31, 2011			January 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$319,445	$(79,338)	$240,107	$320,477	$(62,791)	$257,686
Acquisition-related intangible assets	172,039	(68,496)	103,543	75,339	(61,114)	14,225
Patents	32,403	(17,917)	14,486	32,203	(15,369)	16,834
Total intangible assets	$523,887	$(165,751)	$358,136	$428,019	$(139,274)	$288,745

        Amortization expense associated with intangible assets for the three and six months ended July 31, 2011 was $15.6 million and $26.5 million, respectively. Amortization expense associated with intangible assets for the three and six months ended August 1, 2010 was $7.2 million and $14.3 million, respectively. Amortization expense increased compared to prior year primarily due to addition of acquisition-related intangible assets from the Icera acquisition completed on June 10, 2011.  Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for further information regarding this business combination.  Future amortization expense related to the net carrying amount of intangible assets at July 31, 2011 is estimated to be $32.4 million for the remainder of fiscal year 2012, $57.4 million in fiscal year 2013, $52.8 million in fiscal year 2014, $52.7 million in fiscal year 2015, $47.4 million in fiscal year 2016 and a total of $115.5 million in fiscal year 2017 and fiscal years subsequent to fiscal year 2017.

Note 12- Balance Sheet Components

Certain balance sheet components are as follows:

	July 31, 2011	January 30, 2011
Inventories:	(In thousands)
Raw materials	$76,584	$67,880
Work in-process	75,266	72,698
Finished goods	210,061	204,947
Total inventories	$361,911	$345,525

At July 31, 2011, we had outstanding inventory purchase obligations totaling approximately $394.6 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 31, 2011	January 30, 2011
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$13,086	$12,165
Prepaid insurance	3,142	3,512
Prepaid taxes	-	1,364
Prepaid rent	3,720	3,599
Other	14,977	11,996
Total prepaid expenses and other	$34,925	$32,636

	July 31, 2011	January 30, 2011
	(In thousands)
Accrued Liabilities:
Deferred revenue	$277,594	$245,596
Accrued customer programs (1)	185,536	171,163
Warranty accrual (2)	53,819	107,897
Accrued payroll and related expenses	67,487	71,915
Accrued legal settlement (3)	30,600	30,600
Deferred rent	2,014	3,268
Taxes payable, short- term	7,278	4,576
Other	38,158	21,529
Total accrued liabilities and other	$662,486	$656,544

       (1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
       (2) Please refer to Note 13 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
       (3) Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	July 31, 2011	January 30, 2011
	(In thousands)
Other Long-Term Liabilities:
Deferred income tax liability	$29,029	$46,129
Income taxes payable, long term	60,078	57,590
Asset retirement obligation	9,651	9,694
Deferred revenue	32,699	163,000
Other long-term liabilities	60,706	71,300
Total other long-term liabilities	$192,163	$347,713

Note 13 - Guarantees

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

   In September, October and November 2008, several putative securities class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Please refer to Note 14 of these Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation and the settlement.

Accrual for product warranty liabilities

 Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and six months ended July 31, 2011 and August 1, 2010 are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
	(In thousands)
Balance at beginning of period	$80,724	$47,563	$107,896	$92,655
Additions (1)	1,578	189,928	2,984	191,098
Deductions (2)	(28,484)	(33,802)	(57,062)	(80,064)
Balance at end of period	$53,818	$203,689	$53,818	$203,689

(1)  Includes $186,241 for the three and six months ended August 1, 2010 for incremental repair and replacement costs from a weak die/packaging material set.

(2)  Includes $27,066 and $54,286 for the three and six months ended July 31, 2011, respectively, and $27,891 and $64,819 for the three and six months ended August 1, 2010, respectively.

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

Note 14 - Commitments and Contingencies

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

  Rambus Inc.

              On July 10, 2008, Rambus Inc. filed suit against NVIDIA, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the San Francisco division of the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only certain document discovery to proceed.  On February 11, 2011, the Court lifted the stay and ordered that discovery on other issues could proceed.  The Court has issued a scheduling order through the claim construction proceedings, currently scheduled for January 11, 2012.  A case management conference is currently scheduled for September 22, 2011.

On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  Rambus has subsequently withdrawn four of the nine patents at issue. The complaint sought an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents. The ITC instituted the investigation and a hearing was held on October 13-20, 2009.  The Administrative Law Judge issued an Initial Determination on January 22, 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  This decision was reviewed by the ITC.  The ITC issued a Final Decision on July 26, 2010.  In its Final Decision, the ITC found that NVIDIA infringed three related patents and issued a limited exclusion order prohibiting import of certain NVIDIA products. NVIDIA is appealing certain aspects of the ruling that were unfavorable to NVIDIA.  Rambus is also appealing certain aspects of the ruling that were unfavorable to Rambus.  The hearing on the appeal is currently scheduled for October 6, 2011.

On May 13, 2011, the Federal Circuit issued opinions in two related cases that address issues material to the disputes between Rambus and certain other parties in the ITC.  Those opinions may positively affect NVIDIA’s defenses in all of the cases brought against NVIDIA by Rambus. In those opinions, the Federal Circuit held Rambus destroyed documents when it had a legal duty to preserve them and that, if done in bad faith, Rambus is to bear the “heavy burden” to prove that NVIDIA suffered no prejudice in its ability to defend the cases brought against it by Rambus. In the ITC’s Final Decision, despite finding Rambus acted in bad faith, the ITC incorrectly placed the burden on NVIDIA to prove actual prejudice.   The Federal Circuit remanded both cases to the respective district courts for further proceedings consistent with its opinions.  Those proceedings are currently underway.

NVIDIA also sought reexamination of the patents asserted in the ITC, as well as other patents, in the United States Patent and Trademark Office, or USPTO.  Proceedings are underway with respect to all challenged patents.  With respect to the claims asserted in the ITC, the USPTO has issued a preliminary ruling invalidating many of the claims.  The USPTO has issued "Right to Appeal Notices" for the three patents found by the administrative law judge to be valid, enforceable and infringed.  In the Right to Appeal Notices, the USPTO Examiner has cancelled all asserted claims of one of the patents and allowed the asserted claims on the other two patents.  Rambus and NVIDIA both sought review of the USPTO Examiner's adverse findings.  The Board of Patent Appeals and Interferences (BPAI) heard oral argument on two of the patents that are subject to reexamination, but has not issued rulings to date.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On December 1, 2010, Rambus filed a lawsuit against NVIDIA and several other companies alleging six claims for patent infringement. This lawsuit is pending in the Northern District of California and seeks damages, enhanced damages and injunctive relief. On the same day, Rambus filed a complaint with the ITC alleging that NVIDIA and several other companies violated 19 U.S.C. Section 1337 based on a claim of patent infringement of three Rambus patents. Rambus seeks exclusion of certain NVIDIA products from importation into the United States. The Northern District of California has stayed the case pending resolution of the ITC investigation. The asserted patents are related to each other, and the three patents in the ITC complaint are also at issue in the lawsuit pending in the Northern District of California. Many of the patents at issue in these lawsuits are also being challenged in Rambus’ other disputes with NVIDIA.  A hearing before the ITC is currently scheduled for October 12-20, 2011.

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

On July 22, 2011, a putative class action titled Granfield v. NVIDIA Corp. was filed in federal court in Massachusetts asserting claims for breach of implied warranties arising out of the weak die/packaging material set, on behalf of a class of consumers not covered by the settlement approved by the California court in The NVIDIA GPU Litigation.  We intend to defend against the action vigorously.

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

On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg. On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend. On December 2, 2010, co-Lead Plaintiffs filed a Second Consolidated Amended Complaint.  We moved to dismiss on February 14, 2011, and a hearing on the motion is currently scheduled for August 25, 2011.

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

       We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and six months ended July 31, 2011. Through July 31, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 31, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

 Convertible Preferred Stock

     As of July 31, 2011 and January 30, 2011, there were no shares of preferred stock outstanding.

 Common Stock

        We are authorized to issue up to 2,000,000,000 shares of our common stock at $0.001 per share par value.

   Note 16 – Comprehensive Income (Loss)

        Comprehensive income consists of net income (loss) and other comprehensive income (loss). Other comprehensive income components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
	(In thousands)
Net income (loss)	$151,573	$(140,961)	$286,792	$(3,367)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3,520	840	4,423	(244)
Reclassification adjustments for net realized losses on available-for-sale securities included in net loss, net of tax	(207)	(478)	(261)	(692)
Total comprehensive income (loss)	$154,886	$(140,599)	$290,954	$(4,303)

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

        Our GPU business is comprised primarily of our GeForce discrete and chipset products which support desktop and notebook personal computers, or PCs, plus memory products.  Our GPU business also includes license revenue from the License Agreement with Intel.  Our professional solutions business, or PSB, is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products. Our CPB is comprised of our Tegra mobile products plus license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

       The “All Other” category includes non-recurring charges and benefits that we do not allocate to our operating segments as these expenses and credits are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges or benefits for the three and six months ended July 31, 2011 and August 1, 2010, respectively.

 Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	CPB	All Other		Consolidated
	(In thousands)
Three Months Ended July 31, 2011:
Revenue	$638,544	$210,289	$167,684		$-	$1,016,517
Depreciation and amortization expense	$30,663	$5,869	$15,628		$-	$52,160
Operating income (loss)	$139,708	$69,863	$(35,541)		$-	$174,030
Three Months Ended August 1, 2010:
Revenue	$550,413	$215,091	$45,704		$-	$811,208
Depreciation and amortization expense	$30,743	$7,201	$8,629		$-	$46,573
Operating income (loss)	$(221,711)	$85,226	$(38,722)		$-	$(175,207)
Six Months Ended July 31, 2011:
Revenue	$1,276,133	$412,130	$290,293		$-	$1,978,556
Depreciation and amortization expense	$59,691	$11,987	$28,245	$		$99,923
Operating income (loss)	$259,990	$139,748	$(70,846)		$-	$328,892
Six Months Ended August 1, 2010:
Revenue	$1,331,266	$404,821	$76,934		$-	$1,813,021
Depreciation and amortization expense	$65,602	$12,597	$15,521		$-	$93,720
Operating income (loss)	$(106,367)	$159,091	$(80,538)		$-	$(27,814)

        Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
	(In thousands)
Revenue:
China	$232,732	$271,362	$522,216	$648,681
Taiwan	281,609	189,027	564,546	467,152
Other Asia Pacific	205,524	155,164	338,111	282,799
United States	153,171	61,143	262,489	148,159
Other Americas	68,224	72,781	143,354	137,682
Europe	75,257	61,731	147,840	128,548
Total revenue	$1,016,517	$811,208	$1,978,556	$1,813,021

Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer for the three and six months ended July 31, 2011, respectively. Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 10% of our total revenue from one customer and 23% of our total revenue from two customers for the three and six months ended August  1, 2010, respectively.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 13% of our accounts receivable balance from one customer at July 31, 2011 and approximately 11% of our accounts receivable balance from one customer at January 30, 2011.

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

We have three primary financial reporting segments – GPU, Professional Solutions Business, or PSB and Consumer Products Business, or CPB.   Our GPU business is comprised primarily of our GeForce discrete and chipset products which support desktop and notebook personal computers, or PCs, plus memory products.  Our GPU business also includes license revenue in connection with the License Agreement with Intel Corporation.  Our PSB is comprised of our Quadro professional workstation products and other professional graphics products, including our NVIDIA Tesla high-performance computing products.  Our CPB is comprised of our Tegra mobile products that support smartphones, tablets, personal media players, or PMPs, internet television, in-car instrumentation, navigation and entertainment, and other similar devices. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.  Original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card manufacturers, system builders and consumer electronics companies worldwide utilize our processors as a core component of their entertainment, business and professional solutions.

    We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Form 10-Q.

 Recent Developments, Future Objectives and Challenges

GPU Business

During the second quarter of fiscal year 2012, we introduced the GeForce 560 GPU, the latest addition to our Fermi architecture-based product family.  The GeForce 560 GPU brings performance and features such as PhysX, 3D Vision, SLI and surround technologies to PC games.  Additionally, we announced that YouTube is for the first time giving users the ability to view several 3D videos on their NVIDIA 3D Vision PCs and notebooks when using the latest version of the Mozilla Firefox Web browser.

During the second quarter of fiscal year 2012, we also unveiled the first gaming notebook with the GeForce 500M Series of notebook GPUs.  The GeForce GTX 560M graphics processor delivers a gaming experience at full 1080p resolution in DirectX 11 title with Optimus technology to deliver longer battery life.

During the first quarter of fiscal year 2012, we launched the GeForce GTX 590 which is powered by dual Fermi GPUs on a single card and targets the enthusiast market.

During the first quarter of fiscal year 2012, we also launched the GeForce GTX 550 Ti, an entry-level gaming GPU for next generation Intel systems.  GTX 550 Ti delivers faster performance for DX11 games compared with its closest competitive product.

 Professional Solutions Business

    During the second quarter of fiscal year 2012, we unveiled the Tesla M2090 GPU that accelerates computational research in AMBER 11, an application which helps simulate behavior of biomolecules.  The Tesla M2090 is also suited to a wide range of high performance computing applications like molecular dynamics applications, computer-aided engineering applications, earth science applications and oil and gas applications.  We also announced that Tesla GPUs were being used by J.P. Morgan, the investment bank, to deliver a 40-times increase in the end-to-end speed of its risk calculations, while reducing the cost of ownership.

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

    Consumer Products Business

During the second quarter of fiscal year 2012, we announced that the latest Samsung Electronics Galaxy smartphone – the Galaxy R – features our Tegra 2 chip, along with a 4.19-inch screen, and runs on the Android 2.3 (Gingerbread) operating system.  Customers using the Galaxy R can access Tegra-optimized games through the Tegra Zone app on the Android market.

    During the second quarter of fiscal year 2012, we completed the acquisition of Icera, Inc., an innovator of baseband processors for 3G and 4G cellular phones and tablets.  Icera’s high-speed wireless modem products have been approved by more than 50 carriers across the globe.   The total consideration to acquire Icera was $352.2 million in cash.  Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding this business combination.

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

The “All Other” category includes non-recurring charges and benefits that we do not allocate to our other operating segments as these expenses and credits are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges or benefits for the three and six months ended July 31, 2011 and August 1, 2010, respectively.  Please refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.3	83.4	49.0	67.4
Gross profit	51.7	16.6	51.0	32.6
Operating expenses
Research and development	24.4	26.0	24.2	23.6
Sales, general and administrative	10.2	12.2	10.2	10.5
Total operating expenses	34.6	38.2	34.4	34.1
Operating Income (loss)	17.1	(21.6)	16.6	(1.5)
Interest and other income, net	0.3	0.8	0.3	0.5
Income (loss) before income tax (benefit)	17.4	(20.8)	16.9	(1.0)
Income tax expense (benefit)	2.6	(3.5)	2.4	(0.8)
Net Income (loss)	14.8%	(17.3)%	14.5%	(0.2)%

Three and six months ended July 31, 2011 and August 1, 2010.

Revenue

Revenue was $1.02 billion for our second quarter of fiscal year 2012, compared to $811.2 million for our second quarter of fiscal year 2011, which represents an increase of approximately 25%. Revenue was $1.98 billion for the first half of fiscal year 2012 and $1.81 billion for the first half of fiscal year 2011, which represented an increase of 9%. We expect revenue to increase 4% to 6% during the third quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2012.  A discussion of our revenue results for each of our operating segments is as follows:

        GPU Business. GPU business revenue increased approximately 16% to $638.5 million in the second quarter of fiscal year 2012, compared to $550.4 million for the second quarter of fiscal year 2011.  Desktop GPU revenues improved primarily due to increased demand in our end customer markets when compared to the prior year, when economic concerns in Europe and China created pressure on discretionary spending in those regions and the market moved towards lower-cost GPUs and PCs with integrated graphics, which we believe negatively impacted our revenue.  Notebook revenues increased due to a combination of our strong design wins in notebook systems based on Intel’s Sandy Bridge platform and an increase in our share of the total market according to the latest 2011 PC Graphics Report from Mercury Research.  Additionally, license revenue of $65.9 million in connection with the License Agreement that we entered into with Intel in January 2011 also contributed to the increase in GPU business revenues.  Offsetting these increases were decreases in MCP chipset revenues, as these products approach their end of life, and decreases in memory revenues as a result of lower market prices for memory that made it more attractive for some customers to buy certain types of memory directly from the market.

GPU Business revenue decreased by approximately 4% to $1.28 billion for the first half of fiscal year 2012 compared to $1.33 billion for the first half of fiscal year 2011.  This was primarily the result of decreases in MCP chipset revenues as these products approach their end of life.  Offsetting this decrease was an increase in sales of our of notebook GPU products driven by strong design wins in notebook systems based on Intel’s Sandy Bridge platform.  Desktop revenues also increased on account of higher unit sales volume driven by the launch of our new generation of GPUs with our Fermi architecture. Additionally, license revenue in connection with the License Agreement that we entered into with Intel in January 2011 also contributed to GPU business revenues in fiscal year 2012.

PSB. PSB revenue decreased by approximately 2% to $210.3 million in the second quarter of fiscal year 2012, compared to $215.1 million in the second quarter of fiscal year 2011.  This was mainly due to lower sales of our Tesla products due to the absence of large deals in the quarter, offset by increases in Quadro workstation sales as we continue our transition to Fermi-generation products.  PSB revenue increased by 2% to $412.1 million for the first half of fiscal year 2012 as compared to $404.8 million for the first half of fiscal year 2011, driven primarily by strength in our Quadro workstation sales fueled by the Fermi architecture release.

CPB.  CPB revenue increased by 267% to $167.7 million in the second quarter of fiscal year 2012, compared to $45.7 million for the second quarter of fiscal year 2011.  This was primarily due to significantly higher unit shipment volume of our Tegra 2 products that are included in smartphones and tablets using the Android operating system, which has been steadily gaining market share. Sales of our embedded entertainment products also increased in the second quarter of fiscal year 2012 when compared to the second quarter of fiscal year 2011 driven by customer refreshes of entertainment systems. CPB revenue increased by approximately 277% to $290.3 million for the first half of fiscal year 2012 as compared to $76.9 million for the first half of fiscal year 2011. This revenue growth was also driven primarily by higher unit shipment volume of our Tegra 2 products and increased sales of our embedded entertainment products.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 78% and 83% of total revenue for the second quarter of fiscal years 2012 and 2011, respectively and were 80% and 84% for the first half of fiscal years 2012 and 2011, respectively.  Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer for the three and six months ended July 31, 2011, respectively. Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 10% of our total revenue from one customer and 23% of our total revenue from two customers for the three and six months ended August 1, 2010, respectively.

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

       Our overall gross margin was 51.7% and 16.6% for the second quarter of fiscal year 2012 and 2011, respectively and 51.0% and 32.6% for the first half of fiscal year 2012 and 2011, respectively.  The improvement in gross margin for the second quarter and first half of fiscal year 2012 when compared to the second quarter and first half of fiscal year 2011 was attributable to two primary reasons. First, during the second quarter of fiscal year 2011, we recorded a warranty charge of $181.2 million against cost of revenue to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook configurations, and no such charge was made during the second quarter of fiscal 2012. In addition, during the second quarter of fiscal year 2011, unexpected PC market weakness resulted in excess inventory and, as a consequence, we recorded related charges for inventory reserves that were significantly in excess of our typical quarterly charges, whereas the charges we took for inventory reserves during the second quarter of fiscal year 2012 were much smaller and more typical in nature to those we record in the normal course of our business.

        We expect our gross margin for the third quarter of fiscal year 2012 to stabilize at the level that we obtained for the second quarter of fiscal year 2012. We intend to continue to work hard to improve our gross margin by, among other things, focusing on delivering cost effective product architectures and enhancing our business processes.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased during the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011, as well as during the first half of fiscal year 2012 as compared to the first half of fiscal year 2011.  This increase was primarily due to a warranty charge of $181.2 million against cost of revenue that we recorded during the second quarter of fiscal year 2011 as well as charges for inventory reserves in that same period that were significantly in excess of our typical quarterly charges, neither of which recurred during the second quarter of fiscal year 2012. Further contributing to the increase in GPU business gross margin for the second quarter and first half of fiscal year 2012 were revenue from the License Agreement we entered into with Intel in January 2011, improved average selling prices, or ASPs, helped by our introduction of Fermi-based products into the higher end product segments earlier this year, and unit volume growth in our desktop and notebook products.

PSB. The gross margin of our PSB decreased during the second quarter and first half of fiscal year 2012 as compared to the second quarter and first half of fiscal year 2011. The decrease was primarily due to higher product costs as we transition to more expensive Fermi boards.

       CPB.  The gross margin of our CPB decreased during the second quarter and first half of fiscal year 2012 as compared to the second quarter and first half of fiscal year 2011, reflecting the evolution within the periods from a business with revenue based primarily on license and royalty revenue to a business that is based primarily on Tegra product revenue.

 Operating Expenses

	Three Months Ended				Six Months Ended
	July 31, 2011	August1, 2010	$ Change	% Change	July 31, 2011	August 1, 2010	$ Change	% Change
	(in millions)				(in millions)
Research and development expenses	$247.7	$210.6	$37.1	17.6%	$479.2	$428.7	$50.5	11.8%
Sales, general and administrative expenses	103.5	98.9	4.6	4.7%	201.7	189.7	12.0	6.3%
Total operating expenses	$351.2	$309.5	$41.7	13.5%	$680.9	$618.4	$62.5	10.1%
Research and development as a percentage of net revenue	24.4%	26.0%			24.2%	23.6%
Sales, general and administrative as a percentage of net revenue	10.2%	12.2%			10.2%	10.5%

      Research and Development

   Research and development expenses were $247.7 million and $210.6 million during the second quarter of fiscal year 2012 and 2011, respectively, an increase of $37.1 million, or 17.6%. Compensation and benefits increased by $22.2 million and stock-based compensation increased by $7.2 million, both of which were primarily related to growth in headcount. Also contributing to the increase were other acquisition-related costs of $3.8 million for compensation charges related to the retention program we have established for employees from our acquisition of Icera and $2.2 million of amortization expense for intangible assets associated with our acquisition of Icera in June 2011.

   Research and development expenses were $479.2 million and $428.7 million in the first half of fiscal years 2012 and 2011, respectively, an increase of $50.5 million, or 11.8%. Compensation and benefits increased by $33.8 million and stock-based compensation increased by $11.1 million, both of which were primarily related to growth in headcount. Also contributing to the increase were other acquisition-related costs of $3.8 million for compensation charges related to the retention program we have established for employees from our acquisition of Icera and $2.2 million of amortization expense for intangible assets associated with our acquisition of Icera in June 2011.

    Sales, General and Administrative

Sales, general and administrative expenses were $103.5 million and $98.9 million during the second quarter of fiscal years 2012 and 2011, respectively, an increase of $4.6 million, or 4.7%. Compensation and benefits increased by $7.6 million and stock-based compensation increased by $3.7 million, both of which were primarily related to growth in headcount.  Also contributing to the increase were other acquisition-related cost of $2.6 million for transaction services and restructuring costs and $1.2 million for compensation charges related to the retention program we have established for employees from our acquisition of Icera in June 2011. Offsetting these increases was a net charge of $12.7 million recorded during the second quarter of fiscal year 2011 for estimated costs of implementing a settlement with the plaintiffs of a putative consumer class action lawsuit, another related estimated consumer class action settlement, and offsetting insurance reimbursements relating to a weak die packaging material set.

 Sales, general and administrative expenses were $201.7 million and $189.7 million for the first half of fiscal years 2012 and 2011, respectively, an increase of $12.0 million, or 6.3%. Compensation and benefits increased by $13.8 million and stock-based compensation increased by $5.6 million, both of which were primarily related to growth in headcount.  Also contributing to the increase were acquisition-related costs of $3.8 million for transaction services  and $1.2 million for compensation charges related to the retention program we have established for employees from the acquisition of Icera in June 2011.  Offsetting these increases was a net charge of $12.7 million recorded during the second quarter of fiscal year 2011 for estimated costs of implementing a settlement with the plaintiffs of a putative consumer class action lawsuit, another related estimated consumer class action settlement, and offsetting insurance reimbursements relating to a weak die packaging material set.

We expect operating expenses to be approximately $361 million to $366 million in the third quarter of fiscal year 2012.

    Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $5.3 million and $4.8 million in the second quarter of fiscal years 2012 and 2011, respectively, an increase of $0.5 million. Interest income was $10.6 million and $10.4 million for the first half of fiscal years 2012 and 2011, respectively, an increase of $0.2 million. These increases were primarily due to higher average cash balances in second quarter and first half of fiscal year 2012 when compared to the second quarter and first half of fiscal year 2011.

    Other Income (Expense), net

Other income (expense) primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other (expense), net of other income was (1.7) million in the second quarter of fiscal year 2012 compared to $1.4 million in the second quarter of fiscal year 2011. Other Income (expense) was $(5.4) million and $(0.9) million for the first half of fiscal years 2012 and 2011, respectively, an increase of $4.5 million  The increase in expense was primarily driven by an increase in foreign currency losses in the second quarter and first half of fiscal year 2012.

   Income Taxes

    We recognized income tax expense (benefit) of $26.0 million and $47.2 million for the three and six months ended July 31, 2011, respectively and $(28.1) million and $(15.0) million for the three and six months ended August 1, 2010, respectively.  Income tax expense (benefit) as a percentage of income before taxes, or our effective tax rate, was 14.6% and 14.1% for the three and six months ended July 31, 2011, respectively and 16.6% and 81.6% for the three and six months ended August 1, 2010, respectively.

    Our effective tax rate on income before tax for the first six months of fiscal year 2012 of 14.1% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax.  Further, our annual projected effective tax rate as of the first six months of fiscal year 2012 of 16.5% differs from our effective tax rate for the first six months fiscal year 2012 of 14.1% due to favorable discrete events that occurred in the first six months of fiscal year 2012 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

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

We expect our effective tax rate in the third quarter of fiscal year 2012 to be approximately 15% to 17%, depending primarily on any discrete tax events that may occur in such quarter.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

 Liquidity and Capital Resources

	As of July 31, 2011	As of January 30, 2011
	(In millions)
Cash and cash equivalents	$532.6	$665.4
Marketable securities	1,941.9	1,825.2
Cash, cash equivalents, and marketable securities	$2,474.5	$2,490.6

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In millions)
Net cash provided by operating activities	$254.2	$28.9
Net cash used in investing activities	$(525.7)	$(176.4)
Net cash provided by financing activities	$138.8	$77.3

        As of July 31, 2011, we had $2.47 billion in cash, cash equivalents and marketable securities, a decrease of $16.1 million from $2.49 billion at the end of fiscal year 2011.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $254.2 million and $28.9 million during the first half of fiscal years 2012 and 2011, respectively. The increase in cash provided by operating activities in the first half of fiscal year 2012 was primarily due to net income in the current fiscal year compared to a net loss position in the first half of fiscal year 2011, offset by changes in working capital.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $525.7 million and $176.4 million during the first half of fiscal years 2012 and 2011, respectively. The increase in investing activities was primarily due to the acquisition of Icera in the second quarter of fiscal year 2012. Please refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for further details.

We expect to spend approximately $50 million to $75 million for capital expenditures during the remainder of fiscal year 2012, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.

Financing activities

Financing activities provided cash of $138.8 million and $77.3 million during the first half of fiscal years 2012 and 2011, respectively.  Net cash provided by financing activities increased in the first half of fiscal year 2012 primarily due to an increase of proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options during the first half of fiscal year 2012.

  Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of July 31, 2011, we did not have any investments in auction-rate preferred securities.

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

As of July 31, 2011 and January 30, 2011, we had $2.47 billion and $2.49 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 31, 2011, we were in compliance with our investment policy.  As of July 31, 2011, our investments in government agencies and government sponsored enterprises represented approximately 33% of our total investment portfolio, while the financial sector accounted for approximately 51% of our total investment portfolio.  All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of July 31, 2011.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during three and six months ended July 31, 2011.

 Net realized gains for the three and six months ended July 31, 2011 were $0.3 million and $0.4 million, respectively.  As of July 31, 2011, we had a net unrealized gain of $15.1 million, which was comprised of gross unrealized gains of $15.3 million, offset by gross unrealized losses of $0.2 million. As of January 30, 2011, we had a net unrealized gain of $10.5 million, which was comprised of gross unrealized gains of $11.0 million, offset by $0.5 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. One customer accounted for approximately 13% of our accounts receivable balance at July 31, 2011. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Stock Repurchase Program

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and six months ended July 31, 2011. Through July 31, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 31, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

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

We expect to spend approximately $50 million to $75 million for capital expenditures during the remainder of fiscal year 2012.

   For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

       Contractual Obligations

       At July 31, 2011, we had outstanding inventory purchase obligations totaling approximately $394.6 million. Also in connection with our completion of the acquisition of Icera on June 10, 2011, we have established a retention program in the aggregate amount of approximately $68.0 million to be paid out to Icera employees over a period of four years.  There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of July 31, 2011, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

       As of July 31, 2011 and January 30, 2011, we had $2.47 billion and $2.49 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of July 31, 2011, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

      As of July 31, 2011, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $10.9 million.

      The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of July 31, 2011, our investments in government agencies and government sponsored enterprises represented approximately 33% of our total investment portfolio, while the financial sector accounted for approximately 51% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decline by approximately $35.9-$89.8 million.

Exchange Rate Risk

      We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income for the first half of fiscal years 2012 and 2011 was $2.6 million and $0.7 million, respectively.  Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

      We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at July 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

  Disclosure Controls and Procedures

Based on their evaluation as of July 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

  Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

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

We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, add-in board and motherboard manufacturers is an integral part of our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers’ new system configurations. This requires that we:

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

The market for our products, specifically the GPU and mobile and consumer markets, are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings, industry standards continue to evolve and others realize the market potential of mobile and consumer products and services. Our current competitors include the following, some of which have greater financial, technical and management resources than us:

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

We receive a significant amount of our revenue from a limited number of customers.  Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer for the second quarter and first half of fiscal year 2012.  Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 10% of our total revenue from one customer and 23% of our total revenue from two customers for the three and six months ended August  1, 2010, respectively.  Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement high quality, leading-edge process technologies needed to manufacturer our products profitably or on a timely basis or that our competitors (including those that own their own manufacturing facilities) will not develop such high quality, leading-edge process technologies earlier. If our third-party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. If our third-party foundries fall behind our competitors (including those that own their own manufacturing facilities), the development and customer demand for our products and the use of our products could be negatively impacted.  Additionally, we cannot be certain that our third-party foundries will manufacture our products at prices that are competitive to what our competitors pay.  If our third-party foundries do not charge us competitive prices, our operating results and gross margin will be negatively impacted.

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

Conversely, if we underestimate our customers’ demand for our products, our third-party manufacturing partners may not have adequate lead-time or capacity to increase production for us meaning that we may not be able to obtain sufficient inventory to fill our customers’ orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fulfill our customers’ orders on a timely basis, or at all, could damage our customer relationships, result in lost revenue, cause a loss in market share, impact our customer relationships or damage our reputation, any of which could adversely impact our business.

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

       Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 35% and 34% of our total revenue for the second quarter and first half of fiscal year 2012, respectively, and 38% and 34% of our total revenue for the second quarter and first half of fiscal year 2011, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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

       Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 13% of our accounts receivable balance from one customer at July 31, 2011.

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

     Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.  During fiscal years 2011, 2010 and 2009, we recorded net warranty charges of $466.4 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configurations. Please see the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business” for further information regarding this product defect.

       We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 4,778 full-time employees as of July 31, 2011 and 4,011 employees as of August 1, 2010, respectively.  Research and development expenditures were $247.7 million and $210.6 million for the second quarter of fiscal years 2012 and 2011, respectively, and $479.2 million and $428.7 million for the first half of fiscal years 2012 and 2011, respectively.  Research and development expenses included stock-based compensation expense of $21.7 million and $14.5 million for the second quarter of fiscal years 2012 and 2011, respectively, and $40.3 million and $29.1 million for the first half of fiscal years 2012 and 2011, respectively.   If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

          We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 78% and 83% of our revenue for the second quarter of fiscal years 2012 and 2011, respectively, and 80% and 84% of our revenue for the first half of fiscal years 2012 and 2011, respectively, from sales to customers outside the United States and other Americas.  As of July 31, 2011, we had offices in 15 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

          We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. Most recently, we completed our acquisition of Icera Inc., an innovator of baseband processors for 3G and 4G cellular phones and tablets.  We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

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

Our cash equivalent and short-term investment portfolio as of July 31, 2011 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of July 31, 2011, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business.

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

       We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with Rambus Inc. and with parties related to our acquisition of 3dfx in 2001. Please refer to Note 14 of the Notes to the Consolidated Financial Statements for further details on these lawsuits. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling or importing certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $35.9 million and $24.6 million for the second quarter of fiscal years 2012 and 2011, respectively, and $67.7 million and $49.8 million for the first half of fiscal years 2012 and 2011, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results. We believe that expensing employee equity compensation will continue to negatively impact our operating results.

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

     We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the second quarter of fiscal year 2012.  Through July 31, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 31, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2013.

     Additionally, during the second quarter of fiscal year 2012, we granted approximately 3.3 million stock options and 3.7 million restricted stock units, under the 2007 Equity Incentive Plan.

ITEM 6. EXHIBITS

 EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of NVIDIA Corporation, filed with the Delaware Secretary of State on February 1, 1999	S-8	333-74905	4.1	3/23/1999

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NVIDIA Corporation, filed with the Delaware Secretary of State on June 19, 2008	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NVIDIA Corporation, filed with the Delaware Secretary of State on May 23, 2011	8-K	0-23985	3.1	05/24/2011

3.4	Amended and Restated Bylaws of NVIDIA Corporation	8-K	0-23985	3.2	05/24/2011

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*±	XBRL Taxonomy Extension Schema Document

101.CAL*±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*±	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*±	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 25, 2011
NVIDIA Corporation
By:	/s/ Karen Burns
Karen Burns
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

 EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of NVIDIA Corporation, filed with the Delaware Secretary of State on February 1, 1999	S-8	333-74905	4.1	3/23/1999

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NVIDIA Corporation, filed with the Delaware Secretary of State on June 19, 2008	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NVIDIA Corporation, filed with the Delaware Secretary of State on May 23, 2011	8-K	0-23985	3.1	05/24/2011

3.4	Amended and Restated Bylaws of NVIDIA Corporation	8-K	0-23985	3.2	05/24/2011

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*±	XBRL Taxonomy Extension Schema Document

101.CAL*±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*±	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*±	XBRL Taxonomy Extension Definition Linkbase Document

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