Form 10-Q
period 2011-10-30
NVIDIA CORP
filed 2011-11-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2011
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
Yes ☐ No ☒
         The number of shares of common stock, $0.001 par value, outstanding as of November 17, 2011, was 610,653,436

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010

Revenue	$1,066,180	$843,912	$3,044,736	$2,656,933
Cost of revenue	509,463	451,850	1,478,232	1,674,202
Gross profit	556,717	392,062	1,566,504	982,731
Operating expenses
Research and development	256,498	204,527	735,743	633,267
Sales, general and administrative	103,129	83,752	304,779	273,495
Total operating expenses	359,627	288,279	1,040,522	906,762
Income from operations	197,090	103,783	525,982	75,969
Interest income	4,356	4,220	14,936	14,596
Other income (expense), net	3,341	(4,418)	(2,099)	(5,302)
Income before income tax expense	204,787	103,585	538,819	85,263
Income tax expense	26,514	18,723	73,754	3,768
Net income	$178,273	$84,862	$465,065	$81,495

Basic net income per share	$0.29	$0.15	$0.77	$0.14
Shares used in basic per share computation	607,063	577,323	600,563	572,420

Diluted net income per share	$0.29	$0.15	$0.76	$0.14
Shares used in diluted per share computation	613,560	582,648	614,688	584,500

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 30, 2011	January 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$566,816	$665,361
Marketable securities	2,181,538	1,825,202
Accounts receivable, net	371,261	348,770
Inventories	319,602	345,525
Prepaid expenses and other	34,573	32,636
Deferred income taxes	26,281	9,456
Total current assets	3,500,071	3,226,950
Property and equipment, net	551,757	568,857
Goodwill	648,053	369,844
Intangible assets, net	342,839	288,745
Deposits and other assets	46,323	40,850
Total assets	$5,089,043	$4,495,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$307,943	$286,138
Accrued liabilities and other	578,741	656,544
Total current liabilities	886,684	942,682
Other long-term liabilities	206,960	347,713
Capital lease obligations, long-term	21,949	23,389
Commitments and contingencies - see Note 14	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	698	677
Additional paid-in capital	2,846,266	2,500,577
Treasury stock, at cost	(1,496,904)	(1,479,392)
Accumulated other comprehensive income	8,997	10,272
Retained earnings	2,614,393	2,149,328
Total stockholders' equity	3,973,450	3,181,462
Total liabilities and stockholders' equity	$5,089,043	$4,495,246

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	October 30, 2011	October 31, 2010
Cash flows from operating activities:
Net income	$465,065	$81,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,310	140,596
Stock-based compensation expense	100,918	74,985
Other	13,689	5,382
Deferred income taxes	14,242	(172)
Excess tax benefits from stock-based compensation	(52,703)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,834)	(24,567)
Inventories	39,748	(46,746)
Prepaid expenses and other current assets	35	3,798
Deposits and other assets	(2,992)	4,864
Accounts payable	9,218	(21,868)
Accrued liabilities and other long-term liabilities	(232,058)	23,357
Net cash provided by operating activities, net of effect of acquisition	498,638	241,124
Cash flows from investing activities:
Purchases of marketable securities	(1,324,350)	(1,193,323)
Proceeds from sales and maturities of marketable securities	953,808	931,099
Purchases of property and equipment and intangible assets	(93,553)	(76,547)
Acquisition of businesses, net of cash acquired	(348,884)	—
Other	(1,890)	(1,656)
Net cash used in investing activities	(814,869)	(340,427)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	176,490	104,131
Payments under capital lease obligations	(1,188)	(875)
Excess tax benefits from stock-based compensation	52,703	—
Payment of notes payable assumed from acquisition	(10,319)	—
Net cash provided by financing activities	217,686	103,256
Change in cash and cash equivalents	(98,545)	3,953
Cash and cash equivalents at beginning of period	665,361	447,221
Cash and cash equivalents at end of period	$566,816	$451,174
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$3,857	$2,522
Cash paid for interest on capital lease obligations	$2,254	$2,359
Other non-cash activities:
Assets acquired by assuming related liabilities	$12,064	$67,785
Change in unrealized gains from marketable securities	$(1,274)	$497

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

Fiscal Year

We operate on a 52 or 53-week year, ending on the last Sunday in January.  Fiscal year 2012 and fiscal year 2011 are both 52-week years. The third quarters of fiscal years 2012 and 2011 are both 13-week quarters.

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

License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize this license revenue over the period that services are performed. For most license and service arrangements, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognized are recorded as deferred costs on uncompleted contracts. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

Royalty revenue is recognized related to the distribution or sale of products that use our technologies under license agreements with third parties.  We recognize royalty revenue upon receipt of a confirmation of earned royalties and when collectability is reasonably assured from the applicable licensee.

Inventories

Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory to the lower of cost or estimated market value. Obsolete or unmarketable inventory is completely written off based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions.  If actual market conditions are less favorable than those projected by management, or if our current inventory or our future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.  If actual market conditions are more favorable than expected and we sell products that we have previously written down, our reported gross margin would be favorably impacted.

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
In September 2011, the FASB issued amended guidance to simplify how entities test goodwill for impairment. The amended guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminate the requirement to perform further goodwill impairment testing as outlined in the previously issued standards. The updated guidance is elective for annual and interim impairment tests performed beginning with our fiscal year 2013 and early adoption is permitted. We do not expect the new guidance to significantly impact our consolidated condensed financial statements.

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

Our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Cost of revenue	$3,049	$2,490	$8,274	$6,582
Research and development	$19,308	$14,104	$59,594	$43,251
Sales, general and administrative	$10,872	$8,585	$33,050	$25,155

During the three and nine months ended October 30, 2011, we granted approximately 3.0 million and 6.3 million stock options respectively, with an estimated total grant-date fair value of $21.8 million and $51.4 million, respectively and a per option weighted average grant-date fair value of $7.35 and $8.20, respectively.  During the three and nine months ended October 30, 2011, we granted approximately 3.1 million and 6.8 million RSUs, respectively, with an estimated total grant-date fair value of $43.9 million and $111.8 million, respectively, and a per RSU weighted average grant-date fair value of $14.34 and $16.43, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $11.8 million and $29.2 million, for the three and nine months ended October 30, 2011, respectively. As of October 30, 2011 and October 31, 2010, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $206.1 million and $164.7 million, respectively, adjusted for estimated forfeitures.  As of October 30, 2011, and October 31, 2010, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.7 years and 1.8 years, respectively. As of October 30, 2011 and October 31, 2010, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.7 years and 2.6 years, respectively.

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

The fair value of stock options granted under our equity incentive plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Stock Options	(Using a binomial model)
Expected life (in years)	4.1-4.9	4.0-5.5	3.6-5.4	3.1-6.7
Risk free interest rate	1.9-2.4%	1.9-2.7%	1.9-3.8%	1.9-3.0%
Volatility	58-65%	46-47%	46-65%	43-53%
Dividend yield	—	—	—	—

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Risk free interest rate	0.1-0.2%	0.2-0.5%	0.1-0.7%	0.2-0.8%
Volatility	61%	47%	57-61%	45-47%
Dividend yield	—	—	—	—

Equity Award Activity

The following summarizes the stock option and RSU activity under our equity incentive plans:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 30, 2011	44,001	$12.88
Granted	6,271	$16.22
Exercised	(13,714)	$10.69
Cancelled	(1,514)	$14.61
Balances, October 30, 2011	35,044	$14.26

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 30, 2011	10,612	$13.23
Granted	6,802	$16.43
Vested	(3,441)	$12.02
Cancelled	(713)	$14.62
Balances, October 30, 2011	13,260	$15.11

Note 3- Patent Cross License Agreement

On January 10, 2011, we entered into a six-year patent cross licensing agreement, or the License Agreement, with Intel Corporation.   Under the License Agreement, Intel has granted to NVIDIA and its qualified subsidiaries, and NVIDIA has granted to Intel and Intel’s qualified subsidiaries, a non-exclusive, non-transferable, worldwide license, without the right to sublicense to all patents that are either owned or controlled by the parties at any time that have a first filing date on or before March 31, 2017, to make, have made (subject to certain limitations), use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world. NVIDIA’s rights to Intel’s patents have certain specified limitations, including but not limited to, NVIDIA was not granted a license to: (1) certain microprocessors, defined in the License Agreement as “Intel Processors” or “Intel Compatible Processors;” (2) certain chipsets that connect to Intel Processors; or (3) certain flash memory products. In connection with the License Agreement, NVIDIA and Intel mutually agreed to settle all outstanding legal disputes. Under the License Agreement, Intel will pay NVIDIA an aggregate amount of $1.5 billion , payable in annual installments, as follows: a $300 million payment on each of January 18, 2011, January 13, 2012 and January 15, 2013 and a $200 million payment on each of January 15, 2014, 2015 and 2016.

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
(Unaudited)

The elements of the License Agreement are accounted for as follows:

1
Legal settlement: In connection with the License Agreement, both parties agreed to settle all outstanding legal disputes.  The fair value allocated to the settlement of $57.0 million was recorded in the fourth quarter of fiscal year 2011, as a benefit to operating expense.

2
License to Intel:  We will recognize $1,583.0 million in total, or $66.0 million per quarter, as revenue over the term of the agreement of six years, the period over which Intel will have access to newly filed NVIDIA patents. Consideration received in advance of the performance period has been classified as deferred revenue. In the third quarter and first nine months of fiscal year 2012, we recognized $66.0 million and $153.9 million of revenue, respectively, as our performance obligation under the agreement commencing on April 2011.

3
License from Intel:  We recognized $140.0 million as an intangible asset upon execution of the agreement in the fourth quarter of fiscal year 2011.  Amortization expense of $5.0 million per quarter will be charged to cost of sales over the seven year estimated useful life of the technology beginning in April 2011.  In the third quarter and first nine months of fiscal year 2012, we recognized amortization expense of $5.0 million and $11.7 million, respectively.

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

Note 4 – Net Income Per Share

The following is a reconciliation of the numerator and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(In thousands, except per share data)
Numerator:
Net Income	$178,273	$84,862	$465,065	$81,495
Denominator:
Denominator for basic net loss per share, weighted average shares	607,063	577,323	600,563	572,420
Effect of dilutive securities:
Equity awards outstanding	6,497	5,325	14,125	12,080
Denominator for diluted net income per share, weighted average shares	613,560	582,648	614,688	584,500
Net Income per share:
Basic net Income per share	$0.29	$0.15	$0.77	$0.14
Diluted net Income per share	$0.29	$0.15	$0.76	$0.14

Diluted net income per share for the three and nine months ended October 30, 2011 does not include the effect of anti-dilutive common equivalent shares from 25.1 million and 22.0 million stock options and RSUs, respectively.  Diluted net income per share for the three and nine months ended October 31, 2010 does not include the effect of anti-dilutive common equivalent shares from 40.3 million and 27.9 million stock options and RSUs, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 – Income Taxes

We recognized income tax expense of $26.5 million and $73.8 million for the three and nine months ended October 30, 2011, respectively and $18.7 million and $3.8 million for the three and nine months ended October 31, 2010, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 13.0% and 13.7% for the three and nine months ended October 30, 2011, respectively and 18.1% and 4.4% for the three and nine months ended October 31, 2010, respectively.
Our effective tax rate on income before tax for the first nine months of fiscal year 2012 of 13.7% was lower than the United States federal statutory rate of 35.0% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our annual projected effective tax rate as of the first nine months of fiscal year 2012 of 15.2% differs from our effective tax rate for the first nine months of fiscal year 2012 of 13.7% due to favorable discrete events that occurred in the first nine months of fiscal year 2012 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.
Our effective tax rate on income before tax for the first nine months of fiscal year 2011 of 4.4% was lower than the United States federal statutory rate of 35.0% primarily due to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate and the significant impact of certain discrete tax events that occurred during this time. Our annual projected effective tax rate as of the first nine months of fiscal year 2011 was 18.8% and differs from our effective tax rate for the first nine months of fiscal year 2011 of 4.4% due to favorable discrete events that occurred in the first nine months of fiscal year 2011 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.
As of October 30, 2011, we recorded unrecognized tax benefits of approximately $28.1 million of which $16.1 million is in connection with the acquisition of Icera and $12.0 million is related to income tax positions taken in various jurisdictions. The $28.1 million of unrecognized tax benefits recorded as of October 30, 2011 consists of $8.1 million recorded in non-current income tax payable and $20.0 million reflected as a reduction to the related deferred tax assets. Additionally, we recognized tax benefits related to the expiration of statutes of limitations in certain non-U.S. jurisdictions in the nine months ended October 30, 2011 of approximately $7.5 million.  There have been no other significant changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 30, 2011.  For the nine months ended October 30, 2011, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.
While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 30, 2011, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

Note 6 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

We performed an impairment review of our investment portfolio as of October 30, 2011. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other than temporary impairment charges during the first nine months of fiscal year 2012. We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of October 30, 2011. The following is a summary of cash equivalents and marketable securities at October 30, 2011 and January 30, 2011:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$607,828	$1,134	$(330)	$608,632
Corporate debt securities	1,105,438	2,840	(531)	1,107,747
Mortgage backed securities issued by United States government-sponsored enterprises	141,189	5,005	(31)	146,163
Money market funds	36,296			36,296
Debt securities issued by United States Treasury	430,233	2,019	(505)	431,747
Total	$2,320,984	$10,998	$(1,397)	$2,330,585
Classified as:
Cash equivalents				$149,047
Marketable securities				2,181,538
Total				$2,330,585

	January 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$531,789	$1,034	$(226)	$532,597
Corporate debt securities	925,226	3,354	(208)	928,372
Mortgage backed securities issued by United States government-sponsored enterprises	140,844	4,599	(21)	145,422
Money market funds	132,586	—	—	132,586
Debt securities issued by United States Treasury	435,091	1,939	(18)	437,012
Total	$2,165,536	$10,926	$(473)	$2,175,989
Classified as:
Cash equivalents				$350,787
Marketable securities				1,825,202
Total				$2,175,989

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at October 30, 2011 and January 30, 2011 and are shown below by contractual maturity.

	October 30, 2011		January 30, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Less than one year	$1,236,291	$1,237,962	$1,176,046	$1,178,733
Due in 1 - 5 years	984,387	988,574	899,993	904,926
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	100,306	104,049	89,497	92,330
Total	$2,320,984	$2,330,585	$2,165,536	$2,175,989

Net realized gains for the three and nine months ended October 30, 2011 were $0.1 million and $0.5 million, respectively. Net realized gains for the three and nine months ended October 31, 2010, were $0.3 million and $1.3 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three and nine months ended October 30, 2011.

Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	October 30, 2011	(Level 1)	(Level 2)
	(In thousands)
Debt securities issued by United States government agencies (1)	$608,632	$—	$608,632
Debt securities issued by United States Treasury (2)	431,747	—	431,747
Corporate debt securities (3)	1,107,747	—	1,107,747
Mortgage-backed securities issued by government-sponsored entities (4)	146,163	—	146,163
Money market funds (5)	36,296	36,296	—
Total cash equivalents and marketable securities	$2,330,585	$36,296	$2,294,289

(1)	Includes $23.5 million in Cash Equivalents and $585.1 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(2)	Includes $23.7 million in Cash Equivalents and $408.1 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(3)	Includes $65.6 million in Cash Equivalents and $1,042.2 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(4)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

(5)	Included in Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The allocation of purchase consideration to assets and liabilities is not yet finalized. We continue to evaluate the fair value of certain assets and liabilities related to the acquisition of Icera. Additional information, which existed as of the acquisition date but was at that time unknown to us, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. During the three months ended October 30, 2011, we adjusted the preliminary values assigned to deferred income tax assets and liabilities in order to reflect additional information obtained since the acquisition date, resulting in an increase to goodwill of $54.5 million. The change of $54.5 million was primarily related to the reduction of net operating loss carryforward as a result of the limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, we have determined that goodwill from the acquisition of Icera should be allocated to our Consumer Products Business, or CPB, operating segment.

The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of Icera were recognized as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)
Cash	$3,315
Accounts receivable	13,740
Inventory	13,510
Prepaid and other current assets	1,972
Deferred tax assets	16,824
Property, plant and equipment	3,649
Goodwill	278,209
Intangible assets	97,515
Other assets	591
Total assets acquired	429,325

Accounts payable	(6,026)
Accrued liabilities	(38,865)
Notes payable	(10,319)
Income taxes payable	(4,558)
Deferred income tax liabilities	(17,358)
Net assets acquired	$352,199

The preliminary goodwill of $278.2 million  arising from the acquisition is primarily attributed to the assembled workforce of Icera and premium paid over net assets acquired.  Goodwill recognized is not expected to be deductible for tax purposes.  Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for further information regarding the activity related to the carrying value of goodwill.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statement of operations data below gives effect to the acquisition of Icera, as if it had occurred at the beginning of fiscal year 2011. The following data includes the amortization of acquisition-related intangible assets and compensation cost related to a retention program for the nine months ended October 30, 2011 and October 31, 2010, respectively.  Transaction costs related to the acquisition of Icera have been shown in the nine months ended October 31, 2010, as if the acquisition had occurred at the beginning of fiscal year 2011.  This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of fiscal year 2011.  Revenue contribution from Icera was not significant for the third quarter of fiscal year 2012.

	Nine Months Ended
	October 30, 2011	October 31, 2010
	(In thousands, except per share data)
Pro forma net revenue	$3,065,136	$2,692,933
Pro forma net income	$448,491	$28,645
Pro forma net income per share (basic)	$0.75	$0.05
Pro forma net income per share (diluted)	$0.73	$0.05

Note 10 - Goodwill

  The following table summarizes the activity related to the carrying value of goodwill:

(In thousands)
Balance as of January 30, 2011	$369,844
Addition due to business combination	278,209
Balance as of October 30, 2011	$648,053

Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for further information regarding this business combination.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	October 30, 2011			January 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$320,310	$(89,304)	$231,006	$320,477	$(62,791)	$257,686
Acquisition-related intangible assets	172,039	(74,057)	97,982	75,339	(61,114)	14,225
Patents	32,673	(18,822)	13,851	32,203	(15,369)	16,834
Total intangible assets	$525,022	$(182,183)	$342,839	$428,019	$(139,274)	$288,745

Amortization expense associated with intangible assets for the three and nine months ended October 30, 2011 was $16.4 million and $42.9 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 31, 2010 was $7.6 million and $21.9 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of acquisition-related intangible assets from the Icera acquisition completed on June 10, 2011 and the patent cross license agreement with Intel entered into on January 10, 2011.  Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for further information regarding the Icera business combination.  Future amortization expense related to the net carrying amount of intangible assets at October 30, 2011 is estimated to be $19.1 million for the remainder of fiscal year 2012, $56.8 million in fiscal year 2013, $52.2 million in fiscal year 2014, $52.1 million in fiscal year 2015, $51.2 million in fiscal year 2016 and a total of $111.4 million in fiscal year 2017 and fiscal years subsequent to fiscal year 2017.

Note 12 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 30, 2011	January 30, 2011
Inventories:	(In thousands)
Raw materials	$69,447	$67,880
Work in-process	58,798	72,698
Finished goods	191,357	204,947
Total inventories	$319,602	$345,525

At October 30, 2011, we had outstanding inventory purchase obligations totaling approximately $472.1 million.

	October 30, 2011	January 30, 2011
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$12,070	$12,165
Prepaid insurance	3,684	3,512
Prepaid taxes	—	1,364
Prepaid rent	3,589	3,599
Other	15,230	11,996
Total prepaid expenses and other	$34,573	$32,636

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 30, 2011	January 30, 2011
	(In thousands)
Accrued Liabilities:
Deferred revenue	$236,605	$245,596
Accrued customer programs (1)	170,062	171,163
Warranty accrual (2)	43,709	107,897
Accrued payroll and related expenses	54,481	71,915
Accrued legal settlement (3)	30,600	30,600
Deferred rent	1,801	3,268
Taxes payable, short- term	8,627	4,576
Other	32,856	21,529
Total accrued liabilities and other	$578,741	$656,544

(1) Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2) Please refer to Note 13 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
(3) Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	October 30, 2011	January 30, 2011
	(In thousands)
Other Long-Term Liabilities:
Deferred income tax liability	$77,729	$46,129
Income taxes payable, long term	61,469	57,590
Asset retirement obligation	9,800	9,694
Deferred revenue	1,534	163,000
Other long-term liabilities	56,428	71,300
Total other long-term liabilities	$206,960	$347,713

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

Accrual for Product Warranty Liabilities

Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and nine months ended October 30, 2011 and October 31, 2010 are as follows:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(In thousands)
Balance at beginning of period	$53,818	$203,689	$107,896	$92,655
Additions (1)	2,010	1,363	4,994	192,461
Deductions (2)	(12,119)	(54,386)	(69,181)	(134,450)
Balance at end of period	$43,709	$150,666	$43,709	$150,666

(1)  Includes $186,241 for the nine months ended October 31, 2010 for incremental repair and replacement costs from a weak die/packaging material set.

(2)  Includes $8,248 and $48,389 for the three and nine months ended October 30, 2011, respectively, and $49,069 and $113,888 for the three and nine months ended October 31, 2010, respectively, for incremental repair and replacement costs from a weak die/packaging material set.

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

Rambus Inc.

On July 10, 2008, Rambus Inc. filed suit against NVIDIA, asserting patent infringement of 17 patents claimed to be owned by Rambus.  Rambus seeks damages, enhanced damages and injunctive relief.  The lawsuit was filed in the Northern District of California in San Jose, California.  On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims.  NVIDIA seeks damages, enhanced damages and injunctive relief.  Rambus has since dropped two patents from its lawsuit in the Northern District of California.  The two cases have been consolidated into a single proceeding in the San Francisco division of the Northern District of California.  On April 13, 2009, the Court issued an order staying motion practice and allowing only certain document discovery to proceed.  On February 11, 2011, the Court lifted the stay and ordered that discovery on other issues could proceed. The Court has since opened motion practice and discovery with respect to ten patents, referred to as the “Farmwald” and “Barth I” patents. Most of the “Farmwald” patents are also subject to patent reexamination requests. The Court has issued a scheduling order through the claim construction proceedings, currently scheduled for March 17, 2012.  A case management conference is currently scheduled for January 13, 2012.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC.  Rambus has subsequently withdrawn four of the nine patents at issue. The complaint sought an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents. The ITC instituted the investigation and a hearing was held October 13-20, 2009.  The Administrative Law Judge issued an Initial Determination on January 22, 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable.  This decision was reviewed by the ITC.  The ITC issued a Final Decision on July 26, 2010.  In its Final Decision, the ITC found that NVIDIA infringed three related patents and issued a limited exclusion order prohibiting import of certain NVIDIA products. NVIDIA is appealing certain aspects of the ruling that were unfavorable to NVIDIA.  Rambus is also appealing certain aspects of the ruling that were unfavorable to Rambus.  A hearing was held on October 6, 2011 and a decision regarding the appeal has not yet been issued.

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

NVIDIA also sought reexamination of the patents asserted in the ITC, as well as other patents, in the United States Patent and Trademark Office, or USPTO.  Proceedings are underway with respect to all challenged patents.  With respect to the claims asserted in the ITC, the USPTO has issued a preliminary ruling invalidating many of the claims.  The USPTO issued "Right to Appeal Notices" for the three patents found by the administrative law judge to be valid, enforceable and infringed.  In the Right to Appeal Notices, the USPTO Examiner has cancelled all asserted claims of one of the patents and allowed the asserted claims on the other two patents.  Rambus and NVIDIA both sought review of the USPTO Examiner's adverse findings.  On appeal, the Board of Patent Appeals and Interferences (BPAI) found two of the patents subject to reexamination invalid. On October 18, 2011 the BPAI also heard oral argument regarding the third patent, but has not issued rulings to date with respect to that patent.

Rambus has also been subject to an investigation in the European Union. NVIDIA was not a party to that investigation, but has sought to intervene in the appeal of the investigation.  As a result of Rambus’ commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers and/or companies that integrate memory controllers into other products.  The license terms are set forth in a license made available on Rambus’ website, or the Required Rambus License. On August 12, 2010, we entered into the Required Rambus License. Pursuant to the agreement, Rambus charges a royalty of (i) one percent of the net sales price per unit for certain memory controllers and (ii) two percent of the net sales price per unit for certain other memory controllers, provided that the maximum average net sales price per unit for these royalty bearing products shall be deemed not to exceed a maximum of $20. The agreement has a term until December 9, 2014.  However, NVIDIA may terminate the agreement on or after August 12, 2011 with thirty days prior written notice to Rambus. NVIDIA has already provided written notice to Rambus of its' intent to terminate effective immediately upon the removal of the ITC's limited exclusion order.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Also, on December 1, 2010, Rambus filed a lawsuit against NVIDIA and several other companies alleging six claims for patent infringement. This lawsuit is pending in the Northern District of California and seeks damages, enhanced damages and injunctive relief. On the same day, Rambus filed a complaint with the ITC alleging that NVIDIA and several other companies violated 19 U.S.C. Section 1337 based on a claim of patent infringement of three Rambus patents. Rambus seeks exclusion of certain NVIDIA products from importation into the United States. The Northern District of California has stayed the case pending resolution of the ITC investigation. The asserted patents are related to each other, and the three patents in the ITC complaint are also at issue in the lawsuit pending in the Northern District of California. Many of the patents at issue in these lawsuits are also being challenged in Rambus’ other disputes with NVIDIA.  A hearing before an Administrative Law Judge of the ITC was held from October 12-20, 2011, and no ruling has been issued to date.

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

On July 22, 2011, a putative class action titled Granfield v. NVIDIA Corp. was filed in federal court in Massachusetts asserting claims for breach of implied warranties arising out of the weak die/packaging material set, on behalf of a class of consumers alleged to not be covered by the settlement approved by the California court in The NVIDIA GPU Litigation.  On November 3, 2011 the action was transferred to the Northern District of California, San Francisco Division, based upon stipulation of the parties. On September 27, 2011, a second putative class action captioned Van der Maas v. NVIDIA Corp., et al., was filed in the Central District of California against NVIDIA, Asustek Computer Inc., and Asustek Computer International on behalf of certain consumers alleged not to be covered by the NVIDIA GPU settlement. This action asserts claims for violations of California's unfair competition laws, violation of California's Consumer Legal Remedies Act, negligence and strict liability, and violation of the Texas Business and Commerce Code Section 17.50. We intend to defend against the actions vigorously.

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

On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg. On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend. On December 2, 2010, co-Lead Plaintiffs filed a Second Consolidated Amended Complaint.  We moved to dismiss the Second Consolidated Amended Complaint on February 14, 2011. Following oral argument, on October 12, 2011, Judge Seeborg granted our motion to dismiss without leave to amend, and on November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit.

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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and nine months ended October 30, 2011. Through October 30, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 30, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Convertible Preferred Stock

 As of October 30, 2011 and January 30, 2011, there were no shares of preferred stock outstanding.

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

   Note 16 – Comprehensive Income

 Comprehensive income consists of net income and other comprehensive income. Other comprehensive income components include unrealized gains or losses on available-for-sale securities, net of tax. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(In thousands)
Net income	$178,273	$84,862	$465,065	$81,495
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(5,324)	1,653	(901)	1,408
Less reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax	(113)	(220)	(374)	(911)
Total comprehensive income	$172,836	$86,295	$463,790	$81,992

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

The “All Other” category includes non-recurring charges and benefits that we do not allocate to our operating segments as these expenses and credits are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges or benefits for the three and nine months ended October 30, 2011 and October 31, 2010, respectively.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	PSB	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended October 30, 2011
Revenue	$644,802	$230,295	$191,083	$—	$1,066,180
Depreciation and amortization expense	$29,547	$5,427	$17,413	$—	$52,387
Operating income (loss)	$146,843	$95,887	$(45,640)	$—	$197,090
Three Months Ended October 31, 2010
Revenue	$581,863	$210,115	$51,934	$—	$843,912
Depreciation and amortization expense	$31,488	$7,782	$7,516	$—	$46,786
Operating income (loss)	$48,521	$87,027	$(31,765)	$—	$103,783
Nine Months Ended October 30, 2011
Revenue	$1,920,935	$642,425	$481,376	$—	$3,044,736
Depreciation and amortization expense	$89,238	$17,414	$45,658	$—	$152,310
Operating income (loss)	$406,833	$235,635	$(116,486)	$—	$525,982
Nine Months Ended October 31, 2010
Revenue	$1,913,130	$614,935	$128,868	$—	$2,656,933
Depreciation and amortization expense	$97,180	$20,379	$23,037	$—	$140,596
Operating income (loss)	$(57,846)	$246,117	$(112,302)	$—	$75,969

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(In thousands)
Revenue:
China	$209,986	$282,300	$732,202	$930,981
Taiwan	293,171	220,322	857,717	687,474
Other Asia Pacific	223,597	112,292	561,708	395,091
United States	180,245	79,474	442,733	227,633
Other Americas	84,868	78,737	228,223	216,419
Europe	74,313	70,787	222,153	199,335
Total revenue	$1,066,180	$843,912	$3,044,736	$2,656,933

Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer for the three and nine months ended October 30, 2011, respectively. Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 12% of our total revenue from one customer and 13% of our total revenue from one customer for the three and nine months ended October 31, 2010, respectively.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 18% of our accounts receivable balance from one customer at October 30, 2011 and approximately 11% of our accounts receivable balance from one customer at January 30, 2011.

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

Professional Solutions Business

During the third quarter of fiscal year 2012, we announced that Oak Ridge National Laboratory, which operates a computing facility for the U.S. Department of Energy, will deploy a new supercomputer, "Titan," based on Tesla GPUs. Titan, a Cray XK6 supercomputer, is expected to be faster and more energy efficient than today's fastest supercomputer.

During the third quarter of fiscal year 2012, we also announced a technology that takes advantage of the parallel processing power of the GPU for image processing. This technology enables processing application developers to now deliver higher quality and more realistic on-air graphics when processing real-time video streams.

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

Consumer Products Business

During the third quarter of fiscal year 2012, we shipped Tegra 3, the first quad-core processor for super phones and tablets, which brings PC-class performance levels to tablets and phones. In November, Asus announced that its Eee Pad Transformer Prime, the first device based on Tegra 3, will be available worldwide in December.

During the third quarter of fiscal year 2012, we along with our partners added three more Tegra-based smartphones to the eight already available. These are LG Optimus EX, LG Optimus BQ and Motorola Electrify. In addition, we also added thirteen new tablets, for a total of twenty three currently available. Notable among these are the Asus Slider, Sony Tablet S, Sony Tablet P and Samsung's Galaxy Tab 8.9.

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

The “All Other” category includes non-recurring charges and benefits that we do not allocate to our other operating segments as these expenses and credits are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges or benefits for the three and nine months ended October 30, 2011 and October 31, 2010, respectively.  Please refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.8	53.5	48.6	63.0
Gross profit	52.2	46.5	51.4	37.0
Operating expenses
Research and development	24.1	24.3	24.2	23.8
Sales, general and administrative	9.7	9.9	10.0	10.3
Total operating expenses	33.8	34.2	34.2	34.1
Operating Income (loss)	18.5	12.3	17.2	2.9
Interest and other income, net	0.7	—	0.4	0.3
Income (loss) before income tax (benefit)	19.2	12.3	17.6	3.2
Income tax expense (benefit)	2.5	2.2	2.4	0.1
Net Income (loss)	16.7%	10.1%	15.2%	3.1%

Three and Nine Months Ended October 30, 2011 and October 31, 2010.

Revenue

Revenue was $1.07 billion for our third quarter of fiscal year 2012, compared to $843.9 million for our third quarter of fiscal year 2011, which represents an increase of approximately 26.3%. Revenue was $3.04 billion for the first nine months of fiscal year 2012 and $2.66 billion for the first nine months of fiscal year 2011, which represents an increase of 14.6%. We expect revenue in the fourth quarter of fiscal year 2012 to be relatively flat, plus or minus 2 percent, as compared to the third quarter of fiscal year 2012.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased approximately 10.8% to $644.8 million in the third quarter of fiscal year 2012, compared to $581.9 million for the third quarter of fiscal year 2011.  GPU revenues improved primarily due to strength in our desktop GPU products as demand for our high-end products increased as consumers geared up their PCs for new game title releases. Our share of the total Desktop GPU market also increased according to the latest 2011 PC Graphics Report from Mercury Research.  Notebook revenues increased due to a combination of our strong design wins in notebook systems based on Intel’s Sandy Bridge platform and an increase in our share of the total market according to the latest 2011 PC Graphics Report from Mercury Research.  Additionally, license revenue of $66.0 million in connection with the License Agreement that we entered into with Intel in January 2011 also contributed to the increase in GPU business revenues.  Offsetting these increases were decreases in MCP chipset revenues as these products approach their end of life.

GPU business revenue was relatively flat at $1.92 billion for the first nine months of fiscal year 2012 compared to $1.91 billion for the first nine months of fiscal year 2011.  This was primarily the result of an increase in desktop revenues driven by the continued ramp of our Fermi architecture-based GPUs and an increase in notebook revenues driven by strong design wins in notebook systems based on Intel’s Sandy Bridge platform.  Additionally, license revenue in connection with the License Agreement that we entered into with Intel in January 2011 also contributed to GPU business revenues in fiscal year 2012. Offsetting these increases was a significant decrease in MCP chipset revenues as these products approach their end of life.

PSB. PSB revenue increased by approximately 9.6% to $230.3 million in the third quarter of fiscal year 2012, compared to $210.1 million in the third quarter of fiscal year 2011.  This was mainly due to an increase in demand for our Fermi-generation products in the enterprise markets as well as new growth we are experiencing in emerging geographic markets. Tesla sales also improved on continued Fermi adoption by our customers. PSB revenue increased by 4.5% to $642.4 million for the first nine months of fiscal year 2012 as compared to $614.9 million for the first nine months of fiscal year 2011, driven primarily by strength in our Quadro workstation sales fueled primarily by continued customer adoption of products based on our Fermi architecture.

CPB.  CPB revenue increased by 267.9% to $191.1 million in the third quarter of fiscal year 2012, compared to $51.9 million for the third quarter of fiscal year 2011.  This was primarily due to significantly higher unit shipment volume of our Tegra 2 products that are included in smartphones and tablets using the Android operating system, which has been steadily gaining market share. Sales of our embedded entertainment products also increased in the third quarter of fiscal year 2012 when compared to the third quarter of fiscal year 2011 driven by customer refreshes of entertainment systems. CPB revenue increased by approximately 273.5% to $481.4 million for the first nine months of fiscal year 2012 as compared to $128.9 million for the first nine months of fiscal year 2011. This revenue growth was also driven primarily by higher unit shipment volume of our Tegra 2 products and increased sales of our embedded entertainment products.

Concentration of Revenue

Revenue from sales to customers outside of the United States and other Americas accounted for 83% and 81% of total revenue for the third quarter of fiscal years 2012 and 2011, respectively and were 85% and 83% for the first nine months of fiscal years 2012 and 2011, respectively.  Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer for the three and nine months ended October 30, 2011, respectively. Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 12% of our total revenue from one customer and 13% of our total revenue from one customers for the three and nine months ended October 31, 2010, respectively.

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

Our overall gross margin was 52.2% and 46.5% for the third quarter of fiscal years 2012 and 2011, respectively and 51.4% and 37.0% for the first nine months of fiscal years 2012 and 2011, respectively.  The improvement in gross margin for each of these periods during fiscal year 2012 when compared to fiscal year 2011 was attributable to the high-gross margin revenue we recorded from the License Agreement we entered into with Intel in January 2011, a more favorable overall product mix, the continuing positive impact of improved yields of our 40nm Fermi products and other manufacturing cost reductions. In addition, our gross margin for the first nine months of fiscal year 2012 improved significantly compared to the same period in fiscal year 2011 due to a warranty charge of $181.2 million that we recorded during the first nine months of fiscal year 2011 to cover the estimated remaining customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook configurations. No such charge was made during the first nine months ended fiscal year 2012.

We expect our gross margin for the fourth quarter of fiscal year 2012 to be flat to up 0.5 percentage points from the level that we obtained for the third quarter of fiscal year 2012. We intend to continue to work hard to improve our gross margin by, among other things, focusing on delivering cost effective product architectures and enhancing our business processes.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased during the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011, as well as during the first nine months of fiscal year 2012 as compared to the first nine months of fiscal year 2011.  Contributing to the increase in GPU business gross margin for the third quarter and first nine of fiscal year 2012 were revenue from the License Agreement we entered into with Intel in January 2011 and improved average selling prices, or ASPs, in our desktop and notebook GPU products, helped by the success of our high-end products this fiscal year. Additionally, gross margin for the GPU business was lower in the first nine months of fiscal year 2011 when compared to the first nine months of fiscal year 2012 due to the $181.2 million warranty charge that we recorded during the first nine months of fiscal year 2011 as well as charges that we recorded for inventory reserves in that same period that were significantly in excess of our typical quarterly charges, neither of which recurred during the first nine months of fiscal year 2012.

PSB. The gross margin of our PSB decreased slightly during the third quarter and first nine months of fiscal year 2012 as compared to the third quarter and first nine months of fiscal year 2011. These decreases were primarily due to the mix of products sold.

CPB.  The gross margin of our CPB decreased during the third quarter and first nine months of fiscal year 2012 as compared to the third quarter and first nine months of fiscal year 2011. This decrease reflects the higher concentration within the periods of Tegra product revenue, which has lower gross margins than the other revenue components of CPB such as license and royalty revenues.

 Operating Expenses

	Three Months Ended				Nine Months Ended
	October 30, 2011	October 31, 2010	$ Change	% Change	October 30, 2011	October 31, 2010	$ Change	% Change
	(in millions)				(in millions)
Research and development expenses	$256.5	$204.5	$52.0	25.4%	$735.7	$633.3	$102.4	16.2%
Sales, general and administrative expenses	103.1	83.8	19.3	23.0%	$304.8	$273.5	$31.3	11.4%
Total operating expenses	$359.6	$288.3	$71.3	24.7%	$1,040.5	$906.8	$133.7	14.7%
Research and development as a percentage of net revenue	24.1%	24.3%			24.2%	23.8%
Sales, general and administrative as a percentage of net revenue	9.7%	9.9%			10.0%	10.3%

Research and Development

Research and development expenses were $256.5 million and $204.5 million during the third quarter of fiscal years 2012 and 2011, respectively, an increase of $52.0 million, or 25.4%. Compensation and benefits increased by $29.6 million and stock-based compensation increased by $5.2 million, both of which were primarily related to growth in headcount. Development cost increase by $3.7 million driven by ramp-up efforts on 28nm technology. Also contributing to the increase were other acquisition-related costs of $4.2 million for compensation charges related to the retention program we have established for employees from our acquisition of Icera and $2.3 million of amortization expense for intangible assets associated with our acquisition of Icera in June 2011.

Research and development expenses were $735.7 million and $633.3 million in the first nine months of fiscal years 2012 and 2011, respectively, an increase of $102.4 million, or 16.2%. Compensation and benefits increased by $67.2 million and stock-based compensation increased by $16.3 million, both of which were primarily related to growth in headcount. Also contributing to the increase were other acquisition-related costs of $8.3 million for compensation charges related to the retention program we have established for employees from our acquisition of Icera and $3.8 million of amortization expense for intangible assets associated with our acquisition of Icera in June 2011.

Sales, General and Administrative

Sales, general and administrative expenses were $103.1 million and $83.8 million during the third quarter of fiscal years 2012 and 2011, respectively, an increase of $19.3 million, or 23.0%. Compensation and benefits increased by $10.4 million and stock-based compensation increased by $2.3 million, both of which were primarily related to growth in headcount.  Also contributing to the increase were $0.8 million of amortization expense for intangible assets associated with our acquisition of Icera and other acquisition-related costs of $2.2 million for transaction costs and compensation charges related to the retention program we have established for employees from our acquisition of Icera in June 2011.

Sales, general and administrative expenses were $304.8 million and $273.5 million for the first nine months of fiscal years 2012 and 2011, respectively, an increase of $31.3 million, or 11.4%. Compensation and benefits increased by $25.4 million and stock-based compensation increased by $7.9 million, both of which were primarily related to growth in headcount.  Also contributing to the increase were acquisition-related costs of $4.3 million for transaction services  and $2.5 million for compensation charges related to the retention program we have established for employees from the acquisition of Icera in June 2011.  Offsetting these increases was a net charge of $12.7 million recorded during the second quarter of fiscal year 2011 for estimated costs of implementing a settlement with the plaintiffs of a putative consumer class action lawsuit, another related estimated consumer class action settlement, and offsetting insurance reimbursements relating to a weak die packaging material set.

We expect operating expenses to be approximately 372.0 million in the fourth quarter of fiscal year 2012.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $4.4 million and $4.2 million in the third quarter of fiscal years 2012 and 2011, respectively, an increase of $0.2 million.  Interest income was $14.9 million and $14.6 million for the first nine months of fiscal years 2012 and 2011, respectively, an increase of $0.3 million. These increases were primarily due to higher average cash balances in the third quarter and first nine months of fiscal year 2012 when compared to the third quarter and first nine months of fiscal year 2011.

Other Income (Expense), net

Other income (expense) primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Net other income (expense) was $3.3 million in the third quarter of fiscal year 2012 compared to $(4.4) million in the third quarter of fiscal year 2011, an income increase of $7.7 million. Net other (expense) was $(2.1) million and $(5.3) million for the first nine months of fiscal years 2012 and 2011, respectively, an income increase of $3.2 million.  The increase in income was primarily driven by an increase in foreign currency gains in the third quarter and first nine months of fiscal year 2012.

Income Taxes

  We recognized income tax expense of $26.5 million and $73.8 million for the three and nine months ended October 30, 2011, respectively and $18.7 million and $3.8 million for the three and nine months ended October 31, 2010, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 13.0% and 13.7% for the three and nine months ended October 30, 2011, respectively and 18.1% and 4.4% for the three and nine months ended October 31, 2010, respectively.
  Our effective tax rate on income before tax for the first nine months of fiscal year 2012 of 13.7% was lower than the United States federal statutory rate of 35.0% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our annual projected effective tax rate as of the first nine months of fiscal year 2012 of 15.2% differs from our effective tax rate for the first nine months fiscal year 2012 of 13.7% due to favorable discrete events that occurred in the first nine months of fiscal year 2012 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.
Our effective tax rate on income before tax for the first nine months of fiscal year 2011 of 4.4% was lower than the United States federal statutory rate of 35.0% primarily due to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate and the significant impact of certain discrete tax events that occurred during this time. Our annual projected effective tax rate as of the first nine months of fiscal year 2011 was 18.8% and differs from our effective tax rate for the first nine months of fiscal year 2011 of 4.4% due to favorable discrete events that occurred in the first nine months of fiscal year 2011 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.
We expect our effective tax rate in the fourth quarter of fiscal year 2012 to be approximately 14% to 16%, depending primarily on any discrete tax events that may occur in such quarter.
   Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of October 30, 2011	As of January 30, 2011
	(In millions)
Cash and cash equivalents	$566.8	$665.4
Marketable securities	2,181.5	1,825.2
Cash, cash equivalents, and marketable securities	$2,748.3	$2,490.6

	Nine Months Ended
	October 30, 2011	October 31, 2010
	(In millions)
Net cash provided by operating activities	$498.6	$241.1
Net cash used in investing activities	$(814.9)	$(340.4)
Net cash provided by financing activities	$217.7	$103.3

As of October 30, 2011, we had $2.75 billion in cash, cash equivalents and marketable securities, an increase of $257.8 million from $2.49 billion at the end of fiscal year 2011.  Our portfolio of cash equivalents and marketable securities is managed by several financial institutions. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $498.6 million and $241.1 million during the first nine months of fiscal years 2012 and 2011, respectively. The increase in cash provided by operating activities in the first nine months of fiscal year 2012 was primarily due to the significant increase in our net income.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities, business acquisitions and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $(814.9) million and $(340.4) million during the first nine months of fiscal years 2012 and 2011, respectively. The increase in investing activities was primarily due to the acquisition of Icera in the second quarter of fiscal year 2012. Please refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for further details.

We expect to spend approximately $30.0 million to $40.0 million for capital expenditures during the remainder of fiscal year 2012, primarily for leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.

Financing activities

Financing activities provided cash of $217.7 million and $103.3 million during the first nine months of 2012 and 2011, respectively.  Net cash provided by financing activities increased in the first nine months of fiscal year 2012 primarily due to an increase of proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options during the first nine months of fiscal year 2012.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of October 30, 2011, we did not have any investments in auction-rate preferred securities.

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

 As of October 30, 2011 and January 30, 2011, we had $2.75 billion and $2.49 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 30, 2011, we were in compliance with our investment policy.  As of October 30, 2011, our investments in government agencies and government sponsored enterprises represented approximately 60% of our total investment portfolio, while the financial sector accounted for approximately 26% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of October 30, 2011.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during three and nine months ended October 30, 2011.

Net realized gains for the three and nine months ended October 30, 2011 were $0.1 million and $0.5 million, respectively.  As of October 30, 2011, we had a net unrealized gain of $9.6 million, which was comprised of gross unrealized gains of $11.0 million, offset by gross unrealized losses of $1.4 million. As of January 30, 2011, we had a net unrealized gain of $10.5 million, which was comprised of gross unrealized gains of $11.0 million, offset by $0.5 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. One customer accounted for approximately 18% of our accounts receivable balance at October 30, 2011. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Stock Repurchase Program

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and nine months ended October 30, 2011. Through October 30, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 30, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

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

We expect to spend approximately $30.0 million to $40.0 million for capital expenditures during the remainder of fiscal year 2012.

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Contractual Obligations

At October 30, 2011, we had outstanding inventory purchase obligations totaling approximately $472.1 million. Also in connection with our completion of the acquisition of Icera on June 10, 2011, we have established a retention program in the aggregate amount of approximately $68.0 million to be paid out to Icera employees over a period of four years.  There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of October 30, 2011, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of October 30, 2011 and January 30, 2011, we had $2.75 billion and $2.49 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 30, 2011, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of October 30, 2011, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $12.3 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-

on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of October 30, 2011, our investments in government agencies and government sponsored enterprises represented approximately 60% of our total investment portfolio, while the financial sector accounted for approximately 26% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, fair market values for these investments would decline by approximately $47.5-$118.9 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain (loss) included in determining net income for the first nine months of fiscal years 2012 and 2011 was $1.8 million and $(2.4) million, respectively.  Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at October 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, and add-in board and motherboard manufacturers is an integral part of our future success. Our OEM, ODM, and add-in board and motherboard manufacturers’ customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers’ new system configurations. This requires that we:

•	anticipate the features and functionality that customers and consumers will demand;

•	incorporate those features and functionalities into products that meet the exacting design requirements of our customers;

•	price our products competitively; and

•	introduce products to the market within our customers’ limited design cycles.

If OEMs, ODMs and add-in board and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our OEMs and ODMs, in an attempt to better anticipate and address customer needs in new products so that we will achieve design wins.

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

The market for our products, specifically the graphics processing unit, or GPU and mobile and consumer markets, are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings, industry standards continue to evolve and others realize the market potential of mobile and consumer products and services. Our current competitors include the following, some of which have greater financial, technical and management resources than us:

•
suppliers of GPUs, including chipsets, that incorporate 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices Inc., or AMD, Intel Corporation, or Intel, Matrox Electronics Systems  Ltd., Silicon Integrated Systems, or SIS, and VIA Technologies, Inc.; and

•
suppliers of system-on-a-chip products that support tablets, netbooks, personal navigation device, personal media player, personal digital assistant, cellular phones, handheld devices or embedded devices such as AMD, Broadcom Corporation, Freescale Semiconductor, Inc., Fujitsu Limited, Imagination Technologies Ltd., Intel,  Marvell Technology Group Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co., Ltd., Seiko Epson Corporation, STMicroelectronics, Texas Instruments Incorporated, and Toshiba America Electronic Components, Inc.

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

The success of our business also depends on market acceptance of new consumer products and technologies, such as smartphones, smartbooks, tablets and other similar consumer electronics devices, which contain our products.  As markets for these new consumer products emerge, we may encounter new sources of competition as well as customers who have different requirements than those in the personal computer or, PC business.  If market acceptance of such products and technologies is not attained, our ability to compete and maintain or increase revenues will be adversely affected.

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

We receive a significant amount of our revenue from a limited number of customers.  Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer for the third quarter and first nine months of fiscal year 2012.  Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 12% of our total revenue from one customer and 13% of our total revenue from one customer for the three and nine months ended October 31, 2010, respectively.  Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

We use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we continuously evaluate the benefits of migrating our products to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive.  Our current product families are manufactured using 0.18 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer, 80 nanometer, 65 nanometer, 55 nanometer and 40 nanometer process technologies.  Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development, which could negatively impact our operating expenses and gross margin.

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

Other factors that could depress demand for our products in the future include conditions in the European sovereign debt crisis, residential real estate and mortgage markets, expectations for inflation, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer and business spending behavior. These and other economic factors have reduced demand for our products in the past and could further harm our business, financial condition and operating results.

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

Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 33.8% and 34.2% of our total revenue for the third quarter and first nine months of fiscal year 2012, respectively, and 34.2% and 34.1% of our total revenue for the third quarter and first nine months of fiscal year 2011, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 18% of our accounts receivable balance from one customer at October 30, 2011 and 11% from one customer at January 30, 2011.

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

Our products are assembled, tested and packaged by independent subcontractors, such as Advanced Semiconductor Engineering, Inc., Amkor Technology, JSI Logistics, Ltd., King Yuan Electronics Co., Siliconware Precision Industries Co. Ltd. and ChipPAC. As a result, we do not directly control our product delivery schedules, product quantity, or product quality.  All of these subcontractors assemble, test and package products for other companies, including some of our competitors.  Since we do not have long-term agreements with our subcontractors, when demand for subcontractors to assemble, test or package products is high, our subcontractors may decide to prioritize the orders of other customers over our orders.  Since the time required to qualify a different subcontractor to assemble, test or package our products can be lengthy, if we have to find a replacement subcontractor we could experience significant delays in shipments of our products, product shortages, a decrease in the quality of our products, or an increase in product cost. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin and revenue to decline.

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

We derive and expect to continue to derive the majority of our revenue from the sale or license of products for use in the desktop PC, and notebook PC markets, including professional workstations. A reduction in sales of PCs, or a reduction in the growth rate of PC sales, may reduce demand for our products. These changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

 If our products contain significant defects our financial results could be negatively impacted, our reputation could be damaged and we could lose market share.

 Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers’ attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers’ costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.  During fiscal years 2011, 2010 and 2009, we recorded net warranty charges of $466.4 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation media and communication processor, or MCP, and GPU products shipped after July 2008 and used in notebook configurations. Please see the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business” for further information regarding this product defect.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 4,921 full-time employees as of October 30, 2011 and 4,059 employees as of October 31, 2010.  Research and development expenditures were $256.5 million and $204.5 million for the third quarter of fiscal years 2012 and 2011, respectively, and $735.7 million and $633.3 million for the first nine months of fiscal years 2012 and 2011, respectively.  Research and development expenses included stock-based compensation expense of $19.3 million and $14.1 million for the third quarter of fiscal years 2012 and 2011, respectively, and $59.6 million and $43.3 million for the first nine months of fiscal years 2012 and 2011, respectively.   If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 83% and 81% of our revenue for the third quarter of fiscal years 2012 and 2011, respectively, and 85% and 83% of our revenue for the first nine months of fiscal years 2012 and 2011, respectively, from sales to customers outside the United States and other Americas.  As of October 30, 2011, we had offices in 14 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

•	international economic and political conditions, such as political tensions between countries in which we do business;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	complying with a variety of foreign laws;

•	differing legal standards with respect to protection of intellectual property and employment practices;

•	cultural differences in the conduct of business;

•	inadequate local infrastructure that could result in business disruptions;

•	exporting or importing issues related to export or import restrictions, tariffs, quotas and other trade barriers and restrictions;

•	financial risks such as longer payment cycles, difficulty in collecting accounts receivable and fluctuations in currency exchange rates;

•	imposition of additional taxes and penalties; and

•	other factors beyond our control such as terrorism, cyber attack, civil unrest, war and diseases such as severe acute respiratory syndrome and the Avian flu.

If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

Our international operations in Australia, China, Finland, France, Germany, Hong Kong, India, Japan, Korea, Russia, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management’s attention and other resources any of which could negatively impact our operating results.

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

Our cash equivalent and short-term investment portfolio as of October 30, 2011 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of October 30, 2011, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

  On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Government investigations and inquiries from regulatory agencies could lead to enforcement actions, fines or other penalties and could result in litigation against us.

In the past, we have been subject to government investigations and inquiries from regulatory agencies such as the Department of Justice and the Securities and Exchange Commission, or SEC.  We may be subject to government investigations and receive additional inquiries from regulatory agencies in the future, which may lead to enforcement actions, fines or other penalties.

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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $33.2 million and $25.2 million for the third quarter of fiscal years 2012 and 2011, respectively, and $100.9 million and $74.9 million for the first nine months of fiscal years 2012 and 2011, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results. We believe that expensing employee equity compensation will continue to negatively impact our operating results.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP.  These principles are constantly subject to review and interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Additionally, changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, could have a significant adverse effect on our results of operations or the manner in which we conduct our business.

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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the third quarter of fiscal year 2012.  Through October 30, 2011, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 30, 2011, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2013.

 Additionally, during the third quarter of fiscal year 2012, we granted approximately 3.0 million stock options and 3.1 million restricted stock units, under the 2007 Equity Incentive Plan.

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

Date: November 22, 2011

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