Form 10-K
period 2012-01-29
NVIDIA CORP
filed 2012-03-13
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2012
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2011 was approximately $7.98 billion (based on the closing sales price of the registrant's common stock as reported by the NASDAQ Global Select Market, on July 29, 2011). This calculation excludes approximately 26,462,277 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of common stock outstanding as of March 9, 2012 was 616,028,107

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 5, 2012 are incorporated by reference.

NVIDIA CORPORATION

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

 © 2012 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, 3D Vision, CUDA, DirectTouch, GeForce, NVIDIA Fermi, ICERA, Kepler, Maximus, Quadro, Tesla and Tegra are trademarks and/or registered trademarks of NVIDIA Corporation in the U.S. and other countries.

Our Company

NVIDIA is known to millions around the world for creating the graphics chips used in personal computers, or PCs, that bring games and home movies to life. With the invention of the graphics processing unit, or GPU, we introduced the world to the power of computer graphics. Today, we reach well beyond PC graphics. Our energy-efficient processors power a broad range of products, from smart phones to supercomputers. Our mobile processors are used in cell phones, tablets and auto infotainment systems. PC gamers rely on our GPUs to enjoy visually immersive worlds. Designers use GPUs to create visual effects in movies and create everything from golf clubs to jumbo jets. Researchers utilize GPUs to push the frontiers of science with high-performance computing. NVIDIA has nearly 5,000 patents granted and pending worldwide.

NVIDIA solutions are based on two important technologies: the GPU and the mobile processor. Both are highly complex chips, designed by NVIDIA engineers, and manufactured for us by a third party chip foundry. GPUs are the engines of visual computing, the science and art of using computers to understand, create and enhance images. One of the most complex processors ever created, the most advanced GPUs contain billions of transistors. We have three GPU product brands: GeForce, which creates realistic visual experiences for gamers; Quadro, the standard in visual computing for designers and digital artists; and Tesla, which accelerates applications for scientists and researchers.

Mobile processors incorporate central processing unit, or CPU, and GPU technologies to deliver an entire computer system on a single chip, or system-on-chip. Modern mobile processors possess significant computing capabilities yet consume one hundred times less energy than a typical PC. Tegra is our mobile processor and is built for applications ranging from smartphones, tablets and notebook PCs to televisions and cars. We believe energy-efficient mobile computing will transform how computers are used in our lives. Tegra is a major new growth business for us.
We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California.

Reporting Segments

We have three primary financial reporting segments - GPU Business; Professional Solutions Business, or PSB; and Consumer Products Business, or CPB.

Reporting Segments		Primary Revenue Sources

GPU	•	GeForce discrete graphics and chipset products and notebook PCs
	•	Licensing fees from Intel Corporation
	•	Memory products

PSB	•	Quadro professional workstation products
	•	Tesla high-performance computing products

CPB	•	Tegra mobile products
	•	Icera baseband processors and RF transceivers for mobile connectivity
	•	Royalty license fees and other revenue related to video game consoles
	•	GPU and Tegra products in embedded products and automobiles

GPU Business

Our GPU business revenue includes primarily sales of our GeForce discrete and chipset products that support desktop and notebook PCs plus license fees from Intel and sales of memory products.  GeForce GPUs enhance the gaming experience on consumer notebook and desktop PCs by improving the quality of game graphics and the physical realism of the game environment. They also accelerate video editing and high definition, or HD, content creation by consumers and improve the viewing experience. GeForce GPUs power PCs made by or distributed by most PC original equipment manufacturers, or OEMs, in the world.

We ceased development of future chipset products based on the technology of the media and communications processor, or MCP, in the first quarter of fiscal 2011 and expect MCP chipset revenue in fiscal 2013 to be immaterial. Our MCP chipsets primarily comprised of our ION motherboard GPUs, a product reaching the end of its life cycle.

 Professional Solutions Business

Our PSB consists of our Quadro professional workstation products and our Tesla high-performance computing products. Our Quadro products are designed to deliver the highest possible level of graphics performance and application compatibility for professionals.  Tesla applies the significant processing power of our GPUs to general-purpose computing problems, greatly increasing performance and power efficiency over CPU-only solutions.

Quadro products improve performance and add functionality, such as photorealistic rendering, to computer-aided design workstations, and are used in professional video editing applications and for generating special effects in movies. They are recognized by many as the standard for professional graphics solutions needed to solve many of the world's most complex visual computing challenges in the manufacturing, entertainment, medical, science and aerospace industries. Quadro products are fully certified by several software developers for professional workstation applications.

Our growth strategy for Quadro is twofold: increase our focus on emerging economies; and continue to make Quadro more valuable through innovations such as our Maximus technology, which allows professionals to process compute-intensive tasks and visually intensive graphics simultaneously.

We believe industrial design is increasing in emerging economies, as manufacturers in, for example, Brazil, Russia, India and China, attempt to move up the value chain from contract manufacture to full product design. Movie-making in these regions is becoming more sophisticated and is expected to make more use of Quadro, just as Hollywood does today. All five nominated films for the special effects Oscar in 2011 used Quadro, while Bollywood's first action blockbuster, RaOne, also depended on Quadro for computer-generated special effects.

In fiscal year 2012, we launched Project Maximus, which uses the compute power of Tesla with the visualization power of Quadro to merge the design and simulation stages into one workstation. Traditionally, the design and simulation stages of new product development have been separate, requiring the designer to hand over to a simulation expert and wait for the results before revising their design. Combining the processes greatly reduces the time for each iteration. “Simulation”, in this context, can mean verifying a plastic component is capable of manufacture by modeling the injection of molten plastic into a mold, determining a product is strong enough through a stress simulation, or generating a photorealistic image of a consumer product by simulating the path of light through and across it.

Tesla has had particular success in supercomputing centers and in oil exploration; other applications include accelerating drug discovery, weather simulations and derivative price modeling. Our growth strategy for Tesla is to focus on these and some other key markets, and to continue building an ecosystem of applications, development tools and developers who can develop for a massively parallel architecture like Tesla.

Consumer Products Business

Our CPB includes our Tegra system-on-chip products for smartphones, tablets, automotive infotainment systems, and other similar devices, and Icera baseband processors. The significant majority of Tegra revenues are generated by sales in smart phones and tablets. CPB also includes license, royalty, other revenue and associated costs related to video game consoles and other digital consumer electronics devices.

Our mobile strategy is to create a system-on-chip that enables the entertainment and web experiences that end users enjoy on a PC and other mobile devices.  NVIDIA Tegra mobile products implement design techniques, both inside the chips and at the system level, which result in high performance and long battery life. These technologies enhance visual display capabilities, improve connectivity and minimize chip and system-level power consumption. We aim to innovate faster than the competition, introducing new features and capabilities to differentiate the user experience.

In support of this strategy, during fiscal year 2012, we launched Tegra 3, the world's first quad-core mobile computing chip, bringing PC levels of performance within the power envelope of a cellular phone chip. Tegra 3 includes several unique innovations, including its variable symmetric multiprocessing architecture with companion core which enables extremely low-power operation during the majority of use cases, and PRISM, which increases battery life during video playback by 40%. Another notable innovation is DirectTouch, which significantly improves the responsiveness of touch-screen user interfaces on devices and simultaneously reduces costs for the device manufacturer. Our software expertise makes both of these inventions completely transparent to the operating system; that is, neither the operating system nor the application developer has to know about them for users to benefit from them.

During the second quarter of fiscal year 2012, we completed the acquisition of Icera, an innovator of baseband processors for 3G and 4G cellular phones and tablets.  Icera's technology uses a custom-built, low-power processor and a software-based baseband which assist manufacturers to develop multiple products from a common platform, reduce development costs and accelerate time to market. Icera's high-speed wireless modem products have been approved by more than 50 carriers across the globe.  In addition to leveraging on the existing Icera business, the objective of the acquisition is to accelerate and enhance the combination of our application processor with Icera's baseband processor for use in mobile devices such as smartphone and tablets.  Please refer to Note 7 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information regarding this business combination.

Our Strategy

Maintain Technology and Product Leadership in Visual Computing.  We believe that ongoing investment in research and development in 3D graphics and image processing is critical to the development and enhancement of innovative products and technologies.  We are focused on using our advanced engineering capabilities to accelerate the quality and performance of 3D graphics, image processing and computational graphics to raise and change the user experience for both consumer entertainment and professional visualization applications. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, including GPUs for high-performance computing, and mobile and consumer products using independent design teams. As we have in the past, we intend to use this strategy to achieve new levels of graphics, networking and communications features and performance and ultra-low power designs, enabling our customers to achieve superior performance in their products. One of our primary competitive advantages is the quality of our software, measured by performance, reliability, features and compatibility with other applications.

Advance Mobile Computing with Best-in-Class Ultra-Low Power System-On-Chip Processors.  We believe that our expertise in graphics and low-power system architecture positions us to help drive continued market penetration through our applications processor roadmap.  By deploying the new NVIDIA Icera baseband processor, we believe we can address a larger segment of the phone market. And further, by integrating the applications processor and baseband processor together in a single product, we believe we will be able to address an even larger segment next year.

Revolutionize High Performance Computing with Tesla and CUDA.  Tesla is a family of GPU computing products that delivers processing capabilities for high-performance computing applications. NVIDIA CUDA is a general purpose parallel computing architecture that leverages the parallel compute engine in NVIDIA GPUs to solve many complex computational problems in a fraction of the time required by a CPU. We are working with developers around the world who have adopted and written application programs for the CUDA architecture using various high-level programming languages, which can then be run at significant execution speeds on our GPUs.  Developers are able to accelerate algorithms in areas ranging from molecular dynamics to image processing, medical image reconstruction and derivatives modeling for financial risk analysis.  We are also working with universities around the world that teach parallel programming with CUDA as well as with many PC , or OEMs that offer high performance computing solutions with Tesla for use by their customers around the world. We also sell directly to supercomputing centers such as Oak Ridge National Laboratory in the U.S. and the National Supercomputing Center in Tianjin, China. Researchers use CUDA to accelerate their time-to-discovery, and many popular off-the-shelf software packages are now CUDA-accelerated.

Use Our Intellectual Property and Resources to Enter into License and Development Contracts. We believe our technology leadership in graphics and mobile computing offers the opportunity to license our technology to customers that desire to build such capabilities directly into their own products. Accordingly, from time to time, we expect to enter into license and development arrangements, some of which may involve significant customization of our intellectual property components, to further enhance the reach of our graphics and mobile technology.

Sales and Marketing

Our worldwide sales and marketing strategy is key to our objective to become the leading supplier of , high-performance and efficient GPUs and mobile system-on-chip products. Our sales and marketing teams work closely with each industry's respective OEMs, original design manufacturers, or ODMs, system builders, motherboard manufacturers, add-in board manufacturers, or AIBs and industry trendsetters, collectively referred to as our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist our Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are keys to improving our Channel's time-to-market, maintaining a high level of customer satisfaction within our Channel and fostering relationships that encourage customers to use the next generation of our products.

In the segments we serve that purchase our GPUs, the sales process involves achieving key design wins with leading OEMs and major system builders and supporting the product design into high volume production with key ODMs, motherboard manufacturers and AIBs. These design wins in turn influence the retail and system builder channel that is serviced by AIB and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent contract equipment manufacturers, or CEMs, ODMs, motherboard manufacturers, AIBs and distributors, each of which have relationships with a broad range of major OEMs and/or strong brand name recognition in the retail channel. Currently, we sell a significant portion of our processors directly to distributors, CEMs, ODMs, motherboard manufacturers and add-in board manufacturers, which then sell boards and systems with our products to leading OEMs, retail outlets and a large number of system builders. In the CPB segment that we serve, the sales process primarily involves achieving key design wins directly with the leading mobile OEMs and supporting the product design into high-volume production.

As a result of our Channel strategy, a small number of our customers represent the majority of our revenue. However, their end customers consist of a large number of OEMs and system builders throughout the world.  Sales to our largest customer accounted for 11% of our total revenue for fiscal year 2012.

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

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as our shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we believe that only a small portion of our backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Seasonality

Our industry is largely focused on the consumer products market. Historically, we have seen stronger revenue in the second half of our fiscal year than in the first half of our fiscal year, primarily due to back-to-school and holiday demand. However, there can be no assurance of this trend.

Manufacturing

We do not directly manufacture semiconductor wafers used for our products. Instead, we utilize what is known as a fabless manufacturing strategy for all of our product-line operating segments whereby we employ world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy uses the expertise of industry-leading suppliers that are certified by the International Organization for Standardization in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid many of the significant costs and risks associated with owning and operating manufacturing operations. Our suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on product design, additional quality assurance, marketing and customer support.

We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., Amkor Technology, JSI Logistics Ltd., King Yuan Electronics Co., Ltd., Siliconware Precision Industries Company Ltd. and STATS ChipPAC Incorporated to perform assembly, testing and packaging of most of our products. We purchase substrates from Nanya Technology Corporation, IbidenCo., Ltd. and Unimicron Technology Corporation.

We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship the semiconductors to CEMs, distributors, motherboard and AIB customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship the products to retailers, system builders or OEMs as motherboard and add-in board solutions.

Inventory and Working Capital

Our management focuses considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and then using our industry experience to forecast demand on a product-by-product basis. We then place manufacturing orders for our products that are based on forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. We generally maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules.

Our existing cash and marketable securities balances increased by 25.7% at the end of fiscal year 2012 compared with the end of fiscal year 2011. We believe that these balances and our anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next twelve months.

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading 3D graphics, HD video, audio, ultra-low power consumption and system-on-chip architectures is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs, including GPUs for high-performance computing, and mobile and consumer products using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

A critical component of our product development effort is our partnerships with leaders in the computer-aided design industry. We invest significant resources in the development of relationships with industry leaders, often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and other manufacturers.

As of January 29, 2012, we had 5,042 full-time employees engaged in research and development. During fiscal years 2012, 2011 and 2010, we incurred research and development expense of $1,002.6 million, $848.8 million and $908.9 million, respectively.

Competition

The market for our products is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, software support, conformity to industry standard Application Programming Interfaces, manufacturing capabilities, processor pricing and total system costs. We believe that our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver consistent volumes of our products at acceptable levels of quality and at competitive prices. We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share.

A significant source of competition comes from companies that provide or intend to provide GPUs and mobile and consumer products. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.

Our current competitors include:

•
suppliers of GPUs, including chipsets that incorporate 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, Intel, Matrox Electronics Systems Ltd.  and VIA Technologies, Inc.;

•
suppliers of system-on-chip products that support tablets, smartphones, portable media players, internet television, automotive navigation and other similar devices, such as AMD, ARM Holdings plc, Broadcom Corporation, Freescale Semiconductor Inc., Fujitsu Limited, Imagination Technologies Ltd., Intel, Marvell Technology Group Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co. Ltd., Seiko Epson Corporation, ST-Ericsson, Texas Instruments Incorporated and Toshiba America Electronic Components, Inc.;

•	licensors of graphics technologies, such as ARM Holdings plc and Imagination Technologies Group plc.; and

•
suppliers of cellular basebands such as Broadcom Corporation, Freescale Semiconductor Inc., HiSilicon Technologies Co., Ltd., Intel, Marvell Technology Group Ltd., Mediatek, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co. Ltd., Spreadtrum Communications Co., Ltd, ST-Ericsson, and Texas Instruments Incorporated.

If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. We expect substantial competition from both Intel's and AMD's strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by AMD's announcement of its Fusion processors and Intel's announcement of its family of CPUs codenamed Sandy Bridge. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from March 2012 to January 2031. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

•	the location in which our products are manufactured;

•	our strategic technology or product directions in different countries;

•	the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions; and

•	the commercial significance of our operations and our competitors' operations in particular countries and regions.

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

Employees

As of January 29, 2012, we had 7,133 employees, 5,042 of whom were engaged in research and development and 2,091 of whom were engaged in sales, marketing, operations and administrative positions. We believe we have good relationships with our employees.

Financial Information by Reporting Segment and Geographic Data

The information included in Note 18 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K, including financial information by business segment and revenue and long-lived assets by geographic region, is hereby incorporated by reference.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and their positions as of February 29, 2012:

Name	Age	Position
Jen-Hsun Huang	49	President, Chief Executive Officer and Director
Karen Burns	44	Vice President and Interim Chief Financial Officer
Ajay K. Puri	57	Executive Vice President, Worldwide Sales
David M. Shannon	56	Executive Vice President, General Counsel and Secretary
Debora Shoquist	57	Executive Vice President, Operations

Jen-Hsun Huang co-founded NVIDIA in April 1993 and has served as its President, Chief Executive Officer and a member of the Board of Directors since its inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions, most recently as Director of Coreware, the business unit responsible for LSI's “system-on-chip” strategy. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, Inc., a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

Karen Burns joined NVIDIA in October 2000 and has served as Vice President and Interim Chief Financial Officer of NVIDIA since March 2011. From December 2010 to March 2011, Ms. Burns served as NVIDIA's Vice President, Corporate Controller and Tax and as Vice President - Tax from November 2007. From October 2000 to October 2007, Ms. Burns served as head of the tax department in various capacities, including Senior Director and Director. Previous to NVIDIA, Ms. Burns served nine years in various capacities in tax and audit with KPMG, a global public accounting firm, in their Atlanta, London, and Silicon Valley based practices. Ms. Burns holds both a B.A. and an M.A. in Accounting from Florida State University.

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

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as the amended are available free of charge on or through our web site, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our web site and the information on it or connected to it is not a part of this Form 10-K.

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

The market for our products is extremely competitive, and we expect competition to intensify as current competitors expand their product offerings, industry standards continue to evolve and others realize the market potential of mobile and consumer products and services.

Our current competitors include:

•
suppliers of GPUs, including chipsets that incorporate 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, Intel, Matrox Electronics Systems Ltd.,  and VIA Technologies, Inc.;

•
suppliers of system-on-chip products that support tablets, smartphones, portable media players, internet television, automotive navigation and other similar devices, such as AMD, ARM Holdings plc, Broadcom Corporation, Freescale Semiconductor Inc., Fujitsu Limited, Imagination Technologies Ltd., Intel, Marvell Technology Group Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co. Ltd., Seiko Epson Corporation, ST-Ericsson, Texas Instruments Incorporated and Toshiba America Electronic Components, Inc.;

•	licensors of graphics technologies such as ARM Holdings plc and Imagination Technologies Group plc and

•
suppliers of cellular basebands such as , Broadcom Corporation, Freescale Semiconductor Inc., HiSilicon Technologies Co., Ltd., Intel, Marvell Technology Group Ltd., Mediatek, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co. Ltd., Spreadtrum Communications Co., Ltd, ST-Ericsson and Texas Instruments Incorporated.

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

If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete.  We expect substantial competition from Intel and AMD, both of whom has a strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by AMD's announcement of its Fusion processors and Intel's announcement of its family of CPUs codenamed Sandy Bridge.  As Intel and AMD continue to pursue platform solutions and integrated CPUs, our business could be negatively impacted.

We depend on foundries to manufacture our products and these third parties may not be able to satisfy our manufacturing requirements, which would harm our business.

We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to manufacture our semiconductor wafers using their fabrication equipment and techniques. A substantial portion of our wafers are supplied by TSMC. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any set pricing or minimum quantity of product at any time except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation.

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

Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, which typically is proprietary to the manufacturer. Low yields may result from either product design or process technology failure.  We do not know a yield problem exists until our design is manufactured.  When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield problems may not be identified until well into the production process. Resolution of yield problems requires cooperation by, and communication between, us and the manufacturer. Because of our potentially limited access to wafer foundry capacity and our recent transition to a wafer buy model where the costs of our products are based on the price per wafer versus price per functional die, decreases in manufacturing yields could result in an increase in our costs and force us to allocate our available product supply among our customers. Lower than expected yields could potentially harm customer relationships, our reputation and our financial results.

Our business results could be adversely affected if the identification and development of new products is delayed or unsuccessful.

In order to maintain or improve our financial results, we will need to continue to identify and develop new products and enhancements to our existing products in a timely and cost-effective manner. The process of developing new products and services and enhancing existing products and services is highly complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technology trends could adversely affect our business. We must make long-term investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our new products and technologies.  It is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues.   Even if we introduce new and enhanced products to the market, we may not be able to achieve market acceptance of them in a timely manner.

Our ability to successfully develop and deliver new products will depend on various factors, including our ability to:

•effectively identify and capitalize upon opportunities in new markets;
•timely complete and introduce new products and technologies;
•transition our semiconductor products to increasingly smaller line width geometries; and
•obtain sufficient foundry capacity and packaging materials.

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

We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, and add-in board, or AIB, and motherboard manufacturers is an integral part of our future success. Our OEM, ODM, and AIB and motherboard manufacturers' customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers' new system configurations. This requires that we:

•	anticipate the features and functionality that customers and consumers will demand;

•	incorporate those features and functionalities into products that meet the exacting design requirements of our customers;

•	price our products competitively; and

•	introduce products to the market within our customers' limited design cycles.

If OEMs, ODMs and AIB and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our OEMs and ODMs, in an attempt to better anticipate and address customer needs in new products so that we will achieve design wins.

Our ability to achieve design wins also depends in part on our ability to identify and be compliant with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers.  If our products are not in compliance with prevailing industry standards, we may not be designed into our customers' product designs.  However, to be compliant with changes to industry standards, we may have to invest significant time and resources to redesign our products which could negatively impact our gross margin or operating results. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change, medical epidemics or pandemics and other natural or man-made disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a majority of our principal IT data centers are located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in this geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China and Korea. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However, in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.

In late July 2011, Thailand began experiencing severe flooding that has caused widespread damage to the local manufacturing industry. PC manufacturers obtain disk drive components used in its PCs from suppliers with operations in Thailand that were and continue to be severely impacted by the flooding. These PC manufacturers have and expect to continue to experience a short-term reduction in the supply of these disk drive components. As a result, in our fourth quarter of fiscal year 2012 shipments of PCs by some PC manufacturers were reduced, which reduced the demand for our GPUs. In addition, higher disk-drive prices constrained the ability of some PC manufacturers to include a GPU in their systems which also reduced demand for our GPUs and negatively impacted our financial results for the fourth quarter of fiscal year 2012.

A decline in demand in certain end-user markets could have a material adverse effect on the demand for our products and results of operations.

Our customer base includes companies in a wide range of end-user markets, but we generate a significant amount of revenue from sales to customers in the communications-and computer-related industries. Within these end-user markets, a large portion of our revenue is generated from sales to customers in the cell phone, tablet and PC markets, including professional workstations. Decline in one or several of these end-user markets could have a material adverse effect on the demand for our products and our results of operations and financial condition. These declines could be large and sudden. Since PC, cell phone and tablet manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, these manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

We sell our products to a small number of customers and our business could suffer if we lose any of these customers.

We receive a significant amount of our revenue from a limited number of customers.  Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% of our total revenue from one customer for the fiscal year 2012 and approximately 12% of our total revenue from another customer for fiscal years 2011 and 2010.  Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 35.2%, 32.6% and 38.3% of our total revenue for fiscal years 2012, 2011 and 2010, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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

Other factors that could depress demand for our products in the future include the European sovereign debt crisis, conditions in the residential real estate and mortgage markets, expectations for inflation, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer and business spending behavior. These and other economic factors have reduced demand for our products in the past and could further harm our business, financial condition and operating results.

Our business is cyclical in nature and has experienced severe downturns that have harmed, and may in the future harm, our business and financial results.

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

Our stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, or uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies' operating performance.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, following our announcement in July 2008 that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation media and communication processor, or MCP and GPU products and that we were revising financial guidance for our second fiscal quarter of 2009, the trading price of our common stock declined.  In September, October and November 2008, several putative class action lawsuits were filed against us relating to this announcement. Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding these lawsuits. Due to changes in the potential volatility of our stock price, we may be the target of securities litigation in the future. Such lawsuits could result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

Conversely, if we underestimate our customers' demand for our products, our third-party manufacturing partners may not have adequate lead-time or capacity to increase production for us meaning that we may not be able to obtain sufficient inventory to fill our customers' orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost effective or timely manner. Inability to fulfill our customers' orders on a timely basis, or at all, could damage our customer relationships, result in lost revenue, cause a loss in market share, impact our customer relationships or damage our reputation, any of which could adversely impact our business.

We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business, develop new products or sell our products.

We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. Most recently, we completed our acquisition of Icera Inc., an innovator of baseband processors for 3G and 4G cellular phones and tablets.  Such a transaction can involve significant integration challenges and there can be no assurance that pre-acquisition due diligence will have identified all possible issues and risks that might arise with respect to the acquisition. If we are unable to timely and successfully integrate the acquired operations, product lines and technology of Icera, we may not be able to realize the expected benefits of the acquisition, which could adversely affect our business plans and operating results.

We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management's attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, our ability to sell our products, and ultimately could have a negative impact on our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	difficulty in operating in a new or multiple new locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	difficulty integrating the target's accounting, management information, human resources and other administrative systems;

•	disruption of or delays in ongoing research and development efforts;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions;

•	incurring significant exit charges if products acquired in business combinations are unsuccessful;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions or investments;

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings; and

•
impairment of relationships with employees, vendors and customers, or the loss of any of our key employees, vendors or customers our target's key employees, vendors or customers, as a result of our acquisition or investment.

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

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systemic failures, systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect, our financial results, stock price and reputation.

Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 20% and 11% of our accounts receivable balance from the same customer at January 29, 2012 and January 30, 2011, respectively.

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

Our products are assembled, tested and packaged by independent subcontractors, such as Advanced Semiconductor Engineering, Inc., Amkor Technology, ChipPAC, JSI Logistics, Ltd., King Yuan Electronics Co. and Siliconware Precision Industries Co. Ltd. As a result, we do not directly control our product delivery schedules, product quantity, or product quality.  All of these subcontractors assemble, test and package products for other companies, including some of our competitors.  Since we do not have long-term agreements with our subcontractors, when demand for subcontractors to assemble, test or package products is high, our subcontractors may decide to prioritize the orders of other customers over our orders.  Since the time required to qualify a different subcontractor to assemble, test or package our products can be lengthy, if we have to find a replacement subcontractor we could experience significant delays in shipments of our products, product shortages, a decrease in the quality of our products, or an increase in product cost. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin and revenue to decline.

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

 If our products contain significant defects, our financial results could be negatively impacted, our reputation could be damaged and we could lose market share.

 Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers' attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers' costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.  During fiscal years 2011, 2010 and 2009, we recorded net warranty charges of $466.4 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP, and GPU products used in notebook configurations and shipped after July 2008. Please see the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business” for further information regarding this product defect.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 5,042, 4,161 and 3,940 full-time employees as of January 29, 2012, January 30, 2011 and January 31, 2010, respectively.  Research and development expenditures were $1,002.6 million, $848.8 million and $908.9 million for fiscal years 2012, 2011 and 2010, respectively.   If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

We are subject to risks associated with international operations which may harm our business.

We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 78%, 83%, and 84% of our revenue for fiscal years 2012, 2011 and 2010 respectively, from sales to customers outside the United States and other Americas.  As of January 29, 2012, we had offices in 15 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

•	international economic and political conditions, such as political tensions between countries in which we do business;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	complying with a variety of foreign laws;

•	differing legal standards with respect to protection of intellectual property and employment practices;

•
local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act (FCPA) and other anticorruption laws and regulations;

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

Our international operations in Canada, China, Hong Kong, Finland, France, Germany, India, Japan, Korea, Russia, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management's attention and other resources any of which could negatively impact our operating results.

Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Although we have policies, controls, and procedures designed to ensure compliance with foreign laws, many of these laws and regulations are ambiguous and are often interpreted and enforced in unpredictable ways.

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

Our cash equivalent and short-term investment portfolio as of January 29, 2012 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of January 29, 2012 we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business.

As of January 29, 2012, we recorded a total cumulative net warranty charge of $475.9 million, of which $466.4 million has been charged against cost of revenue, to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configuration. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates.   Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. Although we believe this issue has been nearly fully remediated, we remain committed to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures.

We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products.

In September, October and November 2008, several putative securities class action lawsuits were filed against us, asserting various claims related to the impacted MCP and GPU products.  Such lawsuits could result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from this litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

We are a party to other litigation, including patent litigation, which, if determined adversely to us, could adversely affect our cash flow and financial results.

We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with parties related to our acquisition of 3dfx in 2001. Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV of this Form 10-K for further details on this lawsuit. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling or importing certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management's time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

Changes in United States tax legislation regarding our foreign earnings could materially impact our business.

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Throughout the period of President Obama's administration and as recently as on February 13, 2012 with the release of the administration's fiscal year 2013 budget, the White House has proposed various international tax measures, some of which, if enacted into law would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

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

If infringement claims are made against us or our products are found to infringe a third parties' patent or intellectual property, we or one of our indemnified customers may have to seek a license to the third parties' patent or other intellectual property rights. However, we may not be able to obtain licenses at all or on terms acceptable to us particularly from our competitors. If we or one of our indemnified customers is unable to obtain a license from a third party for technology that we use or that is used in one of our products, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products.  We may also have to make royalty or other payments, or cross license our technology. If these arrangements are not concluded on commercially reasonable terms, our business could be negatively impacted. Furthermore, the indemnification of a customer may increase our operating expenses which could negatively impact our operating results.

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

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property in the United States and internationally. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

•	the commercial significance of our operations and our competitors' operations in particular countries and regions;

•	the location in which our products are manufactured;

•	our strategic technology or product directions in different countries; and

•	the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

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

In addition, litigation has often been brought against a company in connection with the announcement of a government investigation or inquiry from a regulatory agency.  Such lawsuits could result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $136.4 million, $100.4 million and $107.1 million for fiscal years 2012, 2011 and 2010, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.

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

There is also a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, the manner in which companies and their independent public accounting firms apply these requirements and test companies' internal controls remains subject to some judgment. To date, we have incurred, and we expect to continue to incur, increased expense and to devote additional management resources to Section 404 compliance. Despite our efforts, if we identify a material weakness in our internal controls, there can be no assurance that we will be able to remediate that material weakness in a timely manner, or that we will be able to maintain all of the controls necessary to determine that our internal control over financial reporting is effective. In the event that our chief executive officer, interim chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters complex is located in Santa Clara, California. Our corporate campus is comprised of approximately 25 acres of land and ten commercial buildings and seven other leased buildings with five used primarily as office buildings, one used primarily as warehouse space and the other remaining used primarily as lab space. In addition, we also lease a data center space in Santa Clara.

Outside of Santa Clara, we lease space in Marina Del Rey, California; Austin and Richardson, Texas; Beaverton, Oregon; Bedford and Marion, Massachusetts; Bellevue and Bothell, Washington; Madison, Alabama; Durham, North Carolina; Greenville, South Carolina; Orlando, Florida; Salt Lake City, Utah; St. Louis, Missouri;  Fort Collins and Boulder, Colorado; and Charlottesville, Virginia. These facilities are used as design centers and/or sales and administrative offices.

Outside of the United States, we lease space in HsinChu City, Taiwan; Tokyo, Japan; Seoul and Seongnam, Korea; Beijing, Shanghai, and Xi'an, China;  Shatin, Hong Kong; Mumbai, India; Courbevoie and Sophia Antipolis, France; Moscow, Russia; Berlin and Munich, Germany; Helsinki, Finland; Bristol, Cambridge, Theale and London, United Kingdom; Ontario, Canada; Singapore; Uppsala, Sweden; and Zurich, Switzerland. These facilities are used primarily to support our customers and operations and as sales and administrative offices.  We also lease spaces in Wuerselen, Germany; Shenzhen, China; Taipei City, Taiwan; and Bangalore and Pune, India, which are used primarily as design centers.  Additionally, we own buildings in Hyderabad, India and Shanghai, China which are being used primarily as research and development centers.

We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see  Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

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

In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx's bankruptcy estate served a complaint on NVIDIA asserting claims for, among other things, successor liability and fraudulent transfer and seeking additional payments from us.  The Trustee's fraudulent transfer theory alleged that NVIDIA had failed to pay reasonably equivalent value for 3dfx's assets, and sought recovery of the difference between the $70 million paid and the alleged fair value, which the Trustee estimated to exceed $50 million.  The Trustee's successor liability theory alleged NVIDIA was effectively 3dfx's legal successor and therefore was responsible for all of 3dfx's unpaid liabilities.

On October 13, 2005, the Bankruptcy Court heard the Trustee's motion for summary adjudication, and on December 23, 2005, denied that motion in all material respects and held that NVIDIA may not dispute that the value of the 3dfx transaction was less than $108 million. The Bankruptcy Court denied the Trustee's request to find that the value of the 3dfx assets conveyed to NVIDIA was at least $108 million.

In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors' Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee's claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement. The conditional settlement never progressed substantially through the confirmation process.

On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee's case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors' Committee's plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA; (2) of what was transferred, what qualifies as “property” subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions; (3) what is the fair market value of the “property” identified in answer to question (2); and (4) was the $70 million that NVIDIA paid “reasonably equivalent” to the fair market value of that property. The parties completed post-trial briefing on May 25, 2007.

On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that “the creditors of 3dfx were not injured by the Transaction.”  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA's favor on September 11, 2008.  The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court.

The District Court's hearing on the Trustee's appeal was held on June 10, 2009. On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor. On January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument regarding the Appeal is currently scheduled for May 15, 2012.

While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee's case still remains pending on appeal.  Accordingly, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx - that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee's case.

Rambus Inc.

On July 10, 2008, Rambus Inc. filed suit against NVIDIA, asserting patent infringement of 17 patents claimed to be owned by Rambus. Rambus seeks damages, enhanced damages and injunctive relief. The lawsuit was filed in the Northern District of California in San Jose, California. On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims. NVIDIA seeks damages, enhanced damages and injunctive relief. Rambus has since dropped two patents from its lawsuit in the Northern District of California. The two cases have been consolidated into a single proceeding in the San Francisco division of the Northern District of California. On April 13, 2009, the Court issued an order staying motion practice and allowing only certain document discovery to proceed. On February 11, 2011, the Court lifted the stay and ordered that discovery on other issues could proceed. The Court has since opened motion practice and discovery with respect to ten patents, referred to as the “Farmwald” and “Barth II” patents. Most of the “Farmwald” patents are also subject to patent reexamination requests. The Court has issued a scheduling order through the claim construction proceedings, currently scheduled for April 23 and 24, 2012. A case management conference is currently scheduled for May 18, 2012.

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

On May 13, 2011, the Federal Circuit issued opinions in two related cases that address issues material to the disputes between Rambus and certain other parties in the ITC. Those opinions may positively affect NVIDIA's defenses in all of the cases brought against NVIDIA by Rambus. In those opinions, the Federal Circuit held Rambus destroyed documents when it had a legal duty to preserve them and that, if done in bad faith, Rambus is to bear the “heavy burden” to prove that NVIDIA suffered no prejudice in its ability to defend the cases brought against it by Rambus. In the ITC's Final Decision, despite finding Rambus acted in bad faith, the ITC incorrectly placed the burden on NVIDIA to prove actual prejudice. The Federal Circuit remanded both cases to the respective district courts for further proceedings consistent with its opinions. Those proceedings are currently underway.

NVIDIA also sought reexamination of the patents asserted in the ITC, as well as other patents, in the United States Patent and Trademark Office, or USPTO. Proceedings are underway with respect to all challenged patents. With respect to the claims asserted in the ITC, the USPTO has issued a preliminary ruling invalidating many of the claims. The USPTO issued "Right to Appeal Notices" for the three patents found by the administrative law judge to be valid, enforceable and infringed. In the Right to Appeal Notices, the USPTO Examiner has cancelled all asserted claims of one of the patents and allowed the asserted claims on the other two patents. Rambus and NVIDIA both sought review of the USPTO Examiner's adverse findings. On appeal, the Board of Patent Appeals and Interferences found the relevant claims of the three asserted “Barth I” patents subject to reexamination invalid.

Rambus has also been subject to an investigation in the European Union. NVIDIA was not a party to that investigation, but has sought to intervene in the appeal of the investigation. As a result of Rambus' commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers and/or companies that integrate memory controllers into other products. The license terms are set forth in a license made available on Rambus' website, or the Required Rambus License. On August 12, 2010, we entered into the Required Rambus License. Pursuant to the agreement, Rambus charges a royalty of (i) one percent of the net sales price per unit for certain memory controllers and (ii) two percent of the net sales price per unit for certain other memory controllers, provided that the maximum average net sales price per unit for these royalty bearing products shall be deemed not to exceed a maximum of $20. The agreement has a term until December 9, 2014. However, NVIDIA may terminate the agreement with thirty days prior written notice to Rambus. NVIDIA has already provided written notice to Rambus of its' intent to terminate effective immediately upon the removal of the ITC's limited exclusion order.

On December 1, 2010, Rambus filed a lawsuit against NVIDIA and several other companies alleging six claims for patent infringement. This lawsuit is pending in the Northern District of California and seeks damages, enhanced damages and injunctive relief. On the same day, Rambus filed a complaint with the ITC alleging that NVIDIA and several other companies violated 19 U.S.C. Section 1337 based on a claim of patent infringement of three Rambus patents. Rambus seeks exclusion of certain NVIDIA products from importation into the United States. The Northern District of California has stayed the case pending resolution of the ITC investigation. The asserted patents are related to each other, and the three patents in the ITC complaint are also at issue in the lawsuit pending in the Northern District of California. Many of the patents at issue in these lawsuits are also being challenged in Rambus' other disputes with NVIDIA. A hearing before an Administrative Law Judge of the ITC was held from October 12-20, 2011, and no ruling has been issued to date.

On February 7, 2012, NVIDIA and Rambus entered into a settlement agreement and a patent license agreement. The two agreements resolve all disputes between NVIDIA and Rambus. The parties are in the process of dismissing all lawsuits, appeals, and ITC actions to the maximum extent allowable by law.

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

The District Court has entered orders deeming all of the above cases related under the relevant local rules.  On December 11, 2008, NVIDIA filed a motion to consolidate all of the aforementioned consumer class action cases.  On February 26, 2009, the District Court consolidated the cases, as well as two other cases pending against Hewlett Packard, under the caption “The NVIDIA GPU Litigation” and ordered the plaintiffs to file lead counsel motions by March 2, 2009.  On March 2, 2009, several of the parties filed motions for appointment of lead counsel and briefs addressing certain related issues.   On April 10, 2009, the District Court appointed Milberg LLP lead counsel.  On May 6, 2009, the plaintiffs filed an Amended Consolidated Complaint, alleging claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of the Implied Warranty of Merchantability under the laws of 27 other states, Breach of Warranty under the Magnuson-Moss Warranty Act, Unjust Enrichment, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California's Consumer Legal Remedies Act.

On August 19, 2009, we filed a motion to dismiss the Amended Consolidated Complaint, and the Court heard arguments on that motion on October 19, 2009.  On November 19, 2009, the Court issued an order dismissing with prejudice plaintiffs causes of action for Breach of the Implied Warranty under the laws of 27 other states and unjust enrichment, dismissing with leave to amend plaintiffs' causes of action for Breach of Implied Warranty under California Civil Code Section 1792 and Breach of Warranty under the Magnuson-Moss Warranty Act, and denying NVIDIA's motion to dismiss as to the other causes of action.  The Court gave plaintiffs until December 14, 2009 to file an amended complaint.  On December 14, 2009, plaintiffs filed a Second Amended Consolidated Complaint, asserting claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California's Consumer Legal Remedies Act.  The Second Amended Complaint seeks unspecified damages.  On January 19, 2010, we filed a motion to dismiss the Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, and California's Consumer Legal Remedies Act claims in the Second Amended Consolidated Complaint.   In addition, on April 1, 2010, Plaintiffs filed a motion to certify a class consisting of all people who purchased computers containing certain of our MCP and GPU products.  On May 3, 2010, we filed an opposition to Plaintiffs' motion for class certification.  A hearing on both motions was held on June 14, 2010.  On July 16, 2010, the parties filed a stipulation with the District Court advising that, following mediation they had reached a settlement in principle in The NVIDIA GPU Litigation.  The settlement in principle was subject to certain approvals, including final approval by the court.  As a result of the settlement in principle, and the other estimated settlement, and offsetting insurance reimbursements, NVIDIA recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011.  In addition, a portion of the $181.2 million of additional charges we recorded against cost of revenue related to the weak die/packaging set during the second quarter of fiscal year 2011, relates to estimated additional repair and replacement costs related to the implementation of these settlements. On August 12, 2010, the parties executed a Stipulation and Agreement of Settlement and Release. On September 15, 2010, the Court issued an order granting preliminary approval of the settlement and providing for notice to the potential class members. The Final Approval Hearing was held on December 20, 2010, and on that same day the Court approved the settlement and entered Final Judgment over several objections. In January 2011, several objectors filed Notices of Appeal of the Final Judgment to the United States Court of Appeals for the Ninth Circuit.

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

On July 22, 2011, a putative class action titled Granfield v. NVIDIA Corp. was filed in federal court in Massachusetts asserting claims for breach of implied warranties arising out of the weak die/packaging material set, on behalf of a class of consumers alleged to not be covered by the settlement approved by the California court in The NVIDIA GPU Litigation.  On November 3, 2011 the action was transferred to the Northern District of California, San Francisco Division, based upon stipulation of the parties. On December 30, 2011, Plaintiff filed a First Amended Complaint asserting claims for violation of California Consumers Legal Remedies Act and Unfair Competition Law. On September 27, 2011, a second putative class action captioned Van der Maas v. NVIDIA Corp., et al., was filed in the Central District of California against NVIDIA, Asustek Computer Inc., and Asustek Computer International on behalf of certain consumers alleged not to be covered by the NVIDIA GPU settlement. This action asserts claims for violations of California's unfair competition laws, violation of California's Consumer Legal Remedies Act, negligence and strict liability, and violation of the Texas Business and Commerce Code Section 17.50. We intend to defend against the actions vigorously.

Securities Cases

In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs' Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs' Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. On November 5, 2009, the Court of Appeals issued an opinion reversing the District Court's appointment of one of the lead plaintiffs' counsel, and remanding the matter for further proceedings.   On December 8, 2009, the District Court appointed Milberg LLP and Kahn Swick & Foti, LLC as co-lead counsel.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 9, 2012, we had approximately 421 registered stockholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 27, 2013
First Quarter (through March 9, 2012)	$16.90	$14.43
Fiscal year ended January 29, 2012
Fourth Quarter	$16.05	$13.11
Third Quarter	$16.10	$11.47
Second Quarter	$20.52	$13.59
First Quarter	$26.17	$16.83
Fiscal year ended January 30, 2011
Fourth Quarter	$25.05	$11.94
Third Quarter	$12.36	$8.65
Second Quarter	$15.88	$8.92
First Quarter	$18.34	$15.32

Dividend Policy

We have never paid and do not expect to pay cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the twelve months ended January 29, 2012. Through January 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

In addition to our Board authorized stock repurchases, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program.  During the twelve months ending January 29, 2012, we withheld approximately 1.1 million shares at a total cost of  $17.5 million through net share settlements.  Please refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further discussion regarding our equity incentive plans.

Additionally, during fiscal year 2012, we granted approximately 6.4 million stock options and 7.3 million restricted stock units, or RSUs, under the 2007 Equity Incentive Plan. Please refer to Note 2 and Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further information regarding stock-based compensation related to our March 2009 stock option purchase and related to equity awards granted under our equity incentive programs, respectively.

Stock Performance Graphs

The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the five years ended January 29, 2012. The graph assumes that $100 was invested on January 28, 2007 in our common stock or on January 28, 2007 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

	1/28/2007	1/27/2008	1/25/2009	1/31/2010	1/30/2011	1/29/2012
NVIDIA Corporation	$100	$118.92	$36.75	$73.36	$113.25	$71.07
S & P 500	$100	$97.69	$59.95	$79.82	$97.53	$101.64
S & P Semiconductors	$100	$93.19	$55.86	$87.69	$114.44	$121.68

The following graph compares the cumulative total stockholder return for our common stock, the S & P 500 Index and the S & P 500 Semiconductors Index for the period commencing with our initial public offering through the year ended January 29, 2012. The graph assumes that $100 was invested at our initial public offering on January 21, 1999 in our common stock or on December 31, 1998 in each of the S & P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. We have never paid cash dividends on our common stock. Our results are calculated on fiscal year-end basis and each of the S & P 500 Index and the S & P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

	1/21/99	1/30/00	1/28/01	1/27/02	1/26/03	1/25/04	1/30/05	1/29/06	1/28/07	1/27/08	1/25/09	1/31/10	1/30/11	1/29/12
NVIDIA Corporation	$100	$311.46	$846.88	$2,182.33	$339	$769.67	$762.67	$1,541.67	$2,098	$2,495	$771	$1,539	$2,376	$1,491
S&P 500	$100	$114.96	$113.93	$95.53	$73.54	$98.97	$105.13	$116.05	$132.89	$129.82	$79.67	$106.07	$129.61	$138.08
S&P Semi-conductors	$100	$180.33	$145.17	$112.96	$50	$99.52	$74.79	$86.48	$81.43	$75.88	$45.49	$71.41	$93.19	$99.08

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the years ended January 29, 2012, January 30, 2011 and January 31, 2010 and the consolidated balance sheet data as of January 29, 2012 and January 30, 2011 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K.  We operate on a 52 or 53-week year, ending on the last Sunday in January.  Fiscal years 2012, 2011, 2009 and 2008 were 52-week years, while fiscal year 2010 was a 53-week year.

	Year Ended
	January 29, 2012	January 30, 2011 (A,B)	January 31, 2010 (A,C)	January 25, 2009 (A,D)	January 27, 2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$3,997,930	$3,543,309	$3,326,445	$3,424,859	$4,097,860
Income (loss) from operations	$648,299	$255,747	$(98,945)	$(70,700)	$836,346
Net income (loss)	$581,090	$253,146	$(67,987)	$(30,041)	$797,645
Basic net income (loss) per share	$0.96	$0.44	$(0.12)	$(0.05)	$1.45
Diluted net income (loss) per share	$0.94	$0.43	$(0.12)	$(0.05)	$1.31
Shares used in basic per share computation	603,646	575,177	549,574	548,126	550,108
Shares used in diluted per share computation	616,371	588,684	549,574	548,126	606,732

	Year Ended
	January 29, 2012 (E)	January 30, 2011	January 31, 2010	January 25, 2009	January 27, 2008
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$3,129,576	$2,490,563	$1,728,227	$1,255,390	$1,809,478
Total assets	$5,552,928	$4,495,246	$3,585,918	$3,350,727	$3,747,671
Capital lease obligations, less current portion	$21,439	$23,389	$24,450	$25,634	$—
Total stockholders’ equity	$4,145,724	$3,181,462	$2,665,140	$2,394,652	$2,617,912
Cash dividends declared per common share	$—	$—	$—	$—	$—

(A)
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

(B)
On January 10, 2011, we entered into a new six-year cross licensing agreement with Intel and also mutually agreed to settle all outstanding legal disputes.  For accounting purposes, the fair valued benefit prescribed to the settlement portion was $57.0 million, which was recorded within income from operations in fiscal year 2011.

(C)
Fiscal year 2010 includes impact of charge for a tender offer to purchase an aggregate of 28.5 million outstanding stock options for a total cash payment of $78.1 million. As a result of the tender offer, we incurred a charge of $140.2 million, consisting of the remaining unamortized stock-based compensation expenses associated with the unvested portion of the options tendered in the offer, stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus associated payroll taxes and professional fees.

(D)
Fiscal year 2009 includes $18.9 million for a non-recurring charge resulting from the termination of a development contract related to a new campus construction project we have put on hold and $8.0 million for restructuring charges.

(E)	On June 10, 2011, we completed the acquisition of Icera, Inc. for total cash consideration of $352.2 million, and recorded goodwill of $271.2 million.

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

Overview

Our Company

NVIDIA is known to millions around the world for creating the graphics chips that make their PC amazing when playing games or making home movies. With the invention of the GPU, we brought forth to the world the power of computer graphics. Today, we reach well beyond PC graphics. Our energy-efficient processors power a broad range of products, from smart phones to supercomputers. Our mobile processors are used in cell phones, tablets and auto infotainment systems. PC gamers rely on our GPUs to enjoy visually immersive worlds. Designers use them to create visual effects in movies and create everything from golf clubs to jumbo jets. And researchers utilize GPUs to push the frontiers of science with high-performance computing. NVIDIA has nearly 5,000 patents granted and pending worldwide, including many inventions essential to modern computing.

NVIDIA solutions are based on two important technologies: the GPU and the mobile processor. Both are highly complex chips, designed by NVIDIA engineers, and manufactured for us by a third party chip foundry. GPUs are the engines of visual computing, a field that includes computer graphics, image processing, to computer vision. Visual computing is the science and art of using computers to understand, create, and enhance images. One of the most complex processors ever created, the most advanced GPUs contain billions of transistors and require thousands of man years to create. We have three GPU product brands: GeForce, which creates amazing visual experiences for gamers; Quadro, the standard in visual computing for designers and digital artists; and Tesla, which accelerates applications for scientists and researchers.

Mobile processors incorporate CPU and GPU technologies to deliver an entire computer system on a single chip, or system-on-chip. Modern mobile processors are remarkable in their computing capabilities yet consume a hundred times less energy than a typical PC. Tegra is our mobile processor and is built for applications ranging from smartphones, tablets, and notebook PCs to TVs and cars. We believe energy-efficient mobile computing will revolutionize how computers are used in our lives. Tegra is a major new growth business for us.
We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California.

Reporting Segments

We have three primary financial reporting segments - GPU Business; Professional Solutions Business, or PSB; and Consumer Products Business, or CPB.

Reporting Segments		Primary Revenue Sources

GPU	•	GeForce discrete graphics and chipset products and notebook PCs
	•	Licensing fees from Intel Corporation
	•	Memory products

PSB	•	Quadro professional workstation products
	•	Tesla high-performance computing products

CPB	•	Tegra mobile products
	•	Icera baseband processors and RF transceivers for mobile connectivity
	•	Royalty license fees and other revenue related to video game consoles
	•	GPU and Tegra products in embedded products and automobiles

 Recent Developments, Future Objectives and Challenges

GPU Business

Our GeForce GPUs power PCs made by or distributed by most PC original equipment manufacturers, or OEMs in the world. We launched over 30 GPUs in fiscal year 2012.We expect the release of our new Kepler architecture to continue the growth in our GPU business. The power efficiency of our Kepler architecture provides a significant differentiator.

We ceased development of future chipset products based on the technology of the media and communications processor, or MCP, in the first quarter of fiscal 2011 and expect MCP chipset revenue in fiscal 2013 to be immaterial. Our MCP chipsets primarily comprised of our ION motherboard GPUs, a product reaching the end of its life cycle.

 Professional Solutions Business

In fiscal year 2012, we launched Project Maximus, which uses the compute power of Tesla with the visualization power of Quadro to merge the design and simulation stages into one workstation. Traditionally, the design and simulation stages of new product development have been separate, requiring the designer to hand over to a simulation expert and wait for the results before revising their design. Combining the processes greatly reduces the time for each iteration. “Simulation”, in this context, can mean verifying a plastic component is capable of manufacture by modeling the injection of molten plastic into a mold, determining a product is strong enough through a stress simulation, or generating a photorealistic image of a consumer product by simulating the path of light through and across it.

There are now 35 computers in the Top500 list of supercomputers based on Tesla GPUs, up from 10 last year, and Oak Ridge National Labs announced in 2011 that Titan, its next supercomputer, will be built with 18,000 Tesla GPUs and is planned to be the world's fastest computer when it goes live in 2012. At the GPU Technology Conference Asia in December 2011, we announced that CUDA, our parallel programming architecture, would be part of programming courses at 200 universities across China, potentially generating up to 20,000 additional Tesla programmers every year.

 Consumer Products Business

During fiscal year 2012, we launched Tegra 3, the world's first quad-core mobile computing chip, bringing PC levels of performance within the power envelope of a cellular phone chip. Tegra 3 includes several unique innovations, including its variable symmetric multiprocessing architecture with companion core which enables extremely low-power operation during the majority of use cases, and PRISM, which increases battery life during video playback by 40%. Another notable innovation is DirectTouch, which significantly improves the responsiveness of touch-screen user interfaces on devices and simultaneously reduces costs for the device manufacturer. Our software expertise makes both of these inventions completely transparent to the operating system; that is, neither the operating system nor the application developer has to know about them for users to benefit from them.

Tegra 3 is currently available to consumers in the Asus Transformer Prime, with additional products expected throughout calendar year 2012. Tegra 3 phones have been announced by HTC, LG, Fujitsu, ZTE and Tianyu. Tegra 3 tablets have been announced from ASUS, Acer, Fujitsu, Lenovo, Toshiba and ZTE and we continue to work with a number of other device makers on Tegra 3-powered devices.

In addition, ZTE, the world's fourth-largest cell phone manufacturer, has announced the first phone to use an Icera baseband processor. The ZTE Mimosa X uses Tegra 2 and the Icera i450 baseband processor to deliver superphone performance to the large and rapidly growing mainstream market in China.

During the second quarter of fiscal year 2012, we completed the acquisition of Icera, an innovator of baseband processors for 3G and 4G cellular phones and tablets.  Icera's technology uses a custom-built, low-power processor and a software-based baseband which assist manufacturers to develop multiple products from a common platform, reduce development costs and accelerate time to market. Icera's high-speed wireless modem products have been approved by more than 50 carriers across the globe.  In addition to leveraging on the existing Icera business, the objective of the acquisition is to accelerate and enhance the combination of our application processor with Icera's baseband processor for use in mobile devices such as smartphone and tablets.  Please refer to Note 7 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information regarding this business combination.

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

For license arrangements that do not require significant customization but where we are obligated to provide further deliverables over the term of the license agreement, we record revenue over the of life of the license term, with consideration received in advance of the performance period classified as deferred revenue.

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

As of January 29, 2012, our allowance for doubtful accounts receivable was $0.9 million and our gross accounts receivable balance was $363.6 million. Of the $363.6 million, $84.8 million was covered by credit insurance and $12.4 million was covered by letters of credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may have to record additional reserves or write-offs on certain sales transactions in the future. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit. We have incurred cumulative bad debts of $0.2 million over the last three fiscal years.  As a result of our low bad debt experience, our allowance for doubtful accounts receivable has ranged between 0.2% and 0.3% during fiscal years 2012 and 2011. As of January 29, 2012, our allowance for doubtful accounts receivable represented 0.3% of our gross accounts receivable balance.

Inventories

Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory to the lower of cost or estimated market value. Obsolete or unmarketable inventory is completely written off based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our current inventory or future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.  If actual market conditions are more favorable than expected and we sell products that we have previously written down, our reported gross margin would be favorably impacted.

As of January 29, 2012, our inventory reserve was $110.1 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 15.0% and 30.6% during fiscal years 2012 and 2011. As of January 29, 2012, our inventory reserve represented 24.4% of our gross inventory balance.

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

As of January 29, 2012, we recorded a total cumulative net charge of $475.9 million, of which $466.4 million has been charged against cost of revenue and the remainder has been charged to sales, general and administrative to cover customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.   Included in the charge are the costs of implementing a settlement with the plaintiffs of a putative consumer class action lawsuit related to this same matter and other related estimated consumer class action settlements.

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

 As of January 29, 2012, we had a valuation allowance of $212.3 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $526.0 million as of January 29, 2012. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 15 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach based on either a qualitative or a quantitative assessment.  Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We determined that our reporting units are equivalent to our operating segments, or components of an operating segment, for the purposes of completing our goodwill impairment test.  Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

Effective the fourth quarter of fiscal year 2012, we early adopted an accounting standard update, commonly referred to the step zero approach, which allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

Qualitative Assessment

In considering the step zero approach to testing goodwill for impairment, we perform a qualitative analysis evaluating factors including, but not limited to, macro economic conditions, market and industry conditions, competitive environment, operational stability and the overall financial performance of the reporting units including cost factors and budgeted-to-actual revenue results.

During the fourth quarter of fiscal year 2012, we utilized a qualitative analysis for several reporting units where no significant change occurred and no potential impairment indicators existed since the previous annual evaluation of goodwill and concluded it is more likely than not that the fair value is more than its carrying value on a reporting unit basis.

Our next annual evaluation of the goodwill by reporting unit will be performed during the fourth quarter of fiscal year 2013. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment assessment or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.

Quantitative Assessment

We utilized a quantitative assessment to test goodwill impairment for one reporting unit during the fourth quarter of fiscal year 2012 and concluded that there was no impairment as the fair value of our reporting unit exceeded its carrying value by approximately 30%.  This assessment was based upon a discounted cash flow analysis and an analysis of market comparables.

Our estimates of cash flow were based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Our estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flow involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that we utilize represent the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. Significant differences between our estimates and actual cash flow could materially affect our future financial results, which could impact our future estimates of the fair value of our reporting unit.  Determining the fair value of our reporting unit also requires us to use judgment in the selection of appropriate market comparables.

Any significant reductions in the actual amount of cash flows realized by our reporting unit, reductions in the value of market comparables, or reductions in our market capitalization could impact future estimates of the fair value of our reporting unit. Such events could ultimately result in a charge to our earnings in future periods due to the potential for a write-down of the goodwill associated with our reporting unit.

Cash Equivalents and Marketable Securities

Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.  Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased.  We generally classify our marketable securities at the date of acquisition as available- for- sale.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholder’s equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income (expense) section of our consolidated statements of operations.  Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense) section of our consolidated statements of operations. Please refer to Note 10 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.  We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  Most of our cash equivalents and marketable securities are valued based on Level 2 inputs.  We do not have any investment classified as Level 3 as of January 29, 2012.

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

Using the binomial model, we estimated the fair value of the stock options granted under our stock option plans using the following assumptions during the fiscal year ended January 29, 2012:

Weighted average expected life of stock options (in years)	3.0-5.4
Risk free interest rate	1.9%-3.8%
Volatility	46%-65%
Dividend yield	—

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

Our stock-based compensation expense for employee stock purchase plan is recognized using an accelerated amortization method.  We used the Black-Scholes model to estimate the fair value of shares issued under our employee stock purchase plan during the fiscal year ended January 29, 2012, using the following assumptions:

Weighted average expected life of stock options (in years)	0.5-2.0
Risk free interest rate	0.1%-0.7%
Volatility	57%-61%
Dividend yield	—

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

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.6	60.2	64.6
Gross profit	51.4	39.8	35.4
Operating expenses:
Research and development	25.1	24.0	27.3
Sales, general and administrative	10.1	10.2	11.0
Restructuring charges and other	—	—	—
Legal settlement	—	(1.6)	—
Total operating expenses	35.2	32.6	38.3
Income (loss) from operations	16.2	7.2	(2.9)
Interest and other income, net	0.4	0.4	0.5
Income (loss) before income taxes	16.6	7.6	(2.4)
Income tax expense (benefit)	2.1	0.5	(0.4)
Net income (loss)	14.5%	7.1%	(2.0)%

Fiscal Years Ended January 29, 2012, January 30, 2011,and January 31, 2010

Revenue

Fiscal Year 2012 vs. Fiscal Year 2011

Revenue was $4.00 billion for fiscal year 2012 and $3.54 billion for fiscal year 2011, an increase of 12.8%.  A discussion of our revenue results for each of our reporting segments is as follows:

GPU Business. GPU Business revenue was $2.54 billion for fiscal year 2012 compared to $2.52 billion for fiscal year 2011. The increase is primarily attributable to revenue from the cross licensing agreement with Intel and increased desktop and notebook product revenue. The increase in desktop and notebook revenues came from continued market penetration of our Fermi architecture based GPUs. Strength of our Fermi architecture and resultant wins on the Sandy Bridge platform contributed to increase in notebook revenues. Offsetting these increases were decreases in sales of MCP products as we continued to phase out our chipset product line.  Additionally, memory sales also decreased due to lower sales volume as decreases in market price for memory made it attractive for add-in card manufacturers to buy memory directly from market rather than from us.

PSB. PSB revenue increased by 5.6% to $864.3 million for fiscal year 2012 as compared to $818.6 million for fiscal year 2011.  The average selling price, or ASP, for workstation products improved due to the recovery of corporate spending following the economic recession that began during fiscal year 2009.   Offsetting this was a decrease in our Tesla product revenues from the prior year primarily due to lower sales volume.

CPB.  CPB revenue increased by 199.2% to $591.2 million for fiscal year 2012 as compared to $197.6 million for fiscal year 2011.  This increase in CPB revenue was primarily driven by sales growth from the acceleration of our Tegra 2 smartphone and tablet products in the mobile market and in embedded product revenues primarily related to the entertainment markets.   Revenue from development arrangements and royalties from game console-related products remained stable in fiscal year 2012 when compared to fiscal year 2011.

Fiscal Year 2011 vs. Fiscal Year 2010

Revenue was $3.54 billion for fiscal year 2011 and $3.33 billion for fiscal year 2010, an increase of 7%. A discussion of our revenue results for each of our operating segments is as follows:

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

PSB. PSB revenue increased by 60% to $818.6 million for fiscal year 2011 as compared to $510.0 million for fiscal year 2010.  Both the ASP and unit shipments of professional workstation products increased due to the recovery of corporate spending following the economic recession that began during fiscal year 2009.   In addition, we saw strong growth in our Tesla products from the prior year as our high performance computing line gained traction fueled by the Fermi architecture release.

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

Concentration of Revenue

We generated 78%, 83% and 84% of our total revenue for fiscal years 2012, 2011 and 2010, respectively, from sales to customers outside the United States and other Americas. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Revenue:
Customer A	11%	—	—
Customer B	—	12%	12%

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

Gross margin is the percentage of gross profit to revenue.  Our gross margin was 51.4%, 39.8% and 35.4% for fiscal years 2012, 2011 and 2010, respectively.  Our gross margin is significantly impacted by the mix of products we sell and can vary in any period depending on that product mix.

Our strategy for improving our gross margin relies upon delivering competitive product offerings that allow us to maintain our market leadership position and expand our addressable markets, lowering our product costs by introducing product architectures that take advantage of smaller process geometries and improving our product mix.  However, we may experience difficulties in the transition to new manufacturing processes. We expect gross margin to decrease within the range of 48.2% to 50.2% during the first quarter of fiscal year 2013, primarily driven by our transition to 28nm technology and transition to a wafer buy model where the costs of our products are based on the price per wafer versus price per functional die.

A discussion of our gross margin results for each of our reporting segments is as follows:

Fiscal Year 2012 vs. Fiscal Year 2011

Our gross margin increased to 51.4% in fiscal year 2012 from 39.8% in fiscal year 2011.  The improvement in gross margin was driven primarily due to increased unit sales and a richer product mix of our desktop GPU and notebook GeForce GPU products and workstation products and the addition of revenue in the current year from the cross licensing arrangement with Intel.  Manufacturing cost efficiencies and strong management of inventory also helped margin improve in the current fiscal year. Other favorable impacts to gross margin were the absence in fiscal year 2012 of a net charge to cost of revenue in the amount of $181.2 million recorded in fiscal year 2011 related to a weak die/packing material set and lower provisions for net inventory reserves in fiscal year 2012 compared to fiscal year 2011.

Our gross margin was favorably impacted by sales of products that were previously written down and sales of such items improved gross margin by approximately 1.8% and 1.9% in fiscal years 2012 and 2011, respectively.   Offsetting these releases are provisions for new inventory reserves.  The net effect to gross margin from inventory reserves and sales of items previously written down was a 0.5% favorable impact in fiscal year 2012 and 3.0% unfavorable impact in fiscal year 2011.

 GPU Business. The gross margin of our GPU Business increased during fiscal year 2012 when compared to fiscal year 2011.  This was primarily due to lower provisions for net inventory reserves in fiscal year 2012 compared to fiscal year 2011 and additional warranty accruals arising from a weak die/packaging material set recorded in fiscal year 2011. Revenue from our cross licensing arrangement with Intel also contributed to gross margin increase. In addition, higher unit sales and richer product mix of our desktop and notebook GeForce GPU products also improved gross margin for the GPU business.

PSB. The gross margin of our PSB remained stable during fiscal year 2012 as compared to fiscal year 2011 for both Quadro and Tesla products.

CPB.  The gross margin of our CPB decreased during fiscal year 2012 as compared to fiscal year 2011. This decrease was a result of a change in product mix driven by a lower mix of revenue from higher margin products and services such as development arrangements and royalties from game console-related products and a higher mix of revenue from our Tegra products, which grew substantially during the year.

Fiscal Year 2011 vs. Fiscal Year 2010

Our gross margin increased to 39.8% in fiscal year 2011 from 35.4% for fiscal year 2010.  The improvement in gross margin was driven primarily due to increased unit sales, mix and better ASPs of our high-end desktop GPU, notebook GPU and workstation products.  Cost efficiencies and pricing decisions also helped margin improve in the current fiscal year.  Additionally, fiscal year 2010 included $11.4 million charge related to the our tender offer to purchase certain stock options for personnel related to manufacturing which resulted in an adverse impact on gross margins that did not occur in fiscal year 2011.

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

Operating Expenses

	Year Ended				Year Ended
	January 29, 2012	January 30, 2011	$ Change	% Change	January 30, 2011	January 31, 2010	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$1,002.6	$848.8	$153.8	18.1%	$848.8	$908.9	$(60.1)	(6.6)%
Sales, general and administrative expenses	405.6	361.5	44.1	12.2%	361.5	367.0	(5.5)	(1.5)%
Legal settlement	—	(57.0)	57.0	100.0%	(57.0)	—	(57.0)	(100.0)%
Total operating expenses	$1,408.2	$1,153.3	$254.9	22.1%	$1,153.3	$1,275.9	$(122.6)	(9.6)%
Research and development as a percentage of net revenue	25.1%	24.0%			24.0%	27.3%
Sales, general and administrative as a percentage of net revenue	10.1%	10.2%			10.2%	11.0%

Research and Development

Fiscal Year 2012 vs. Fiscal Year 2011

Research and development expenses increased by $153.8 million, or 18.1%, year over year. Compensation and benefits increased by $83.7 million primarily related to growth in headcount. Stock based compensation increased by $22.5 million primarily due to a combination of a higher outlay of equity awards as a result of the increase in headcount, a higher average fair value for the awards that were granted during the year and higher expense from the employee stock purchase program. Development expenses increased by $9.0 million related to the ramp of our next-generation GPU architecture, Kepler, designed for 28nm technology and our next generation mobile computing architecture, Tegra 3. Depreciation and amortization increased by $8.8 million, driven primarily by amortization of new licenses acquired during the year. Also contributing to the increase were other acquisition-related costs of $12.4 million for compensation charges related to the retention program we have established for employees from our acquisition of Icera in June 2011 and $6.0 million of amortization expense for intangible assets associated with this acquisition.

Fiscal Year 2011 vs. Fiscal Year 2010

Research and development expenses decreased by $60.1 million, or 6.6%.  The majority of the decrease was caused by stock-based compensation charges recorded during fiscal year 2010 of $90.5 million related to a tender offer that closed in March 2009. Depreciation and amortization decreased by $8.9 million due to assets being fully depreciated. These decreases were partially offset by an increase in compensation and benefits of $23.5 million primarily due to growth in headcount and an increase of $7.6 million for development expenses.

Sales, General and Administrative

Fiscal Year 2012 vs. Fiscal Year 2011

Sales, general and administrative expenses increased by $44.1 million, or 12.2%, year over year. Compensation and benefits increased by $29.5 million primarily attributable to headcount growth. Stock-based compensation increased by $10.5 million primarily due to a combination of a higher outlay of equity awards as a result of the increase in headcount, a higher average fair value for the awards that were granted during the year and higher expense from the employee stock purchase program. Also contributing to the increase were $4.4 million for transaction costs related to the acquisition of Icera, Inc., $3.5 million for compensation charges related to the retention program we have established for employees from the Icera acquisition and $2.2 million of amortization expense for intangible assets associated with this acquisition. Offsetting these increases were decreases in outside professional fees of $4.0 million due to lower litigation-related costs in the current year and a decrease in depreciation and amortization of $9.2 million due to certain software and lease hold improvements of headquarters buildings that became fully depreciated during the year.

Fiscal Year 2011 vs. Fiscal Year 2010

Sales, general and administrative expenses decreased by $5.5 million, or 1.5%. The majority of the decrease was caused by stock-based compensation charges recorded during fiscal year 2010 of $38.3 million related to a tender offer that closed in March 2009. Professional fees decreased by $10.6 million due to decreased legal service charges. Depreciation and amortization decreased by $4.2 million due to assets being fully depreciated. Offsetting these decreases was an increase in compensation and benefits of $28.1 million primarily attributable to growth in headcount. We had increases across discretionary spending areas such as $5.7 million for marketing, $3.2 million for contract labor, and $2.9 million for travel and entertainment to meet the increasing opportunities of our business as the economy recovers.  Our expenses also increased by $15.0 million related to the settlement of the NVIDIA GPU Litigation case described in  Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

Legal Settlement

On January 10, 2011, we entered into a six-year cross licensing agreement with Intel and also mutually agreed to settle all outstanding legal disputes.  The fair valued benefit prescribed to the legal settlement portion was $57.0 million and was recorded in the fourth quarter of fiscal year 2011.

We expect operating expenses to be approximately $383 million in the first quarter of fiscal year 2013.

Interest Income and Interest Expense

Interest income, net of interest expense consists of interest earned on cash, cash equivalents and marketable securities. Interest income, net of interest expense, increased to $16.1 million in fiscal year 2012 from $15.9 million in fiscal year 2011 primarily due to the result of higher average cash balances offset by lower interest rates. Interest income, net of interest expense, decreased to $15.9 million in fiscal year 2011 from $19.8 million in fiscal year 2010 primarily due to the result of lower interest rates on our investments.

Other Income (Expense), net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other expense, net of other income was $1.0 million, $0.5 million, and $3.1 million in fiscal years 2012, 2011, and 2010, respectively. The fluctuation between these years was primarily due to other than temporary impairment of our investment in the money market funds held by the Reserve International Liquidity Fund, Ltd. that resulted in a charge of $5.6 million in fiscal year 2009, which was partially recovered in fiscal year 2011 for a gain of $3.0 million resulting from the final disbursement of this fund.

Income Taxes

We recognized income tax expense (benefit) of $82.3 million, $18.0 million, and $(14.3) million during fiscal years 2012, 2011, and 2010, respectively. Income tax expense (benefit) as a percentage of income (loss) before taxes, or our annual effective tax rate, was 12.4% in fiscal year 2012, 6.7% in fiscal year 2011, and 17.4% in fiscal year 2010.

Our effective tax rate on income or loss before tax for the fiscal years was lower than the United States federal statutory rate of 35% due to income or loss earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal research tax credit and the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

We expect our effective tax rate to be approximately 20% in the first quarter of fiscal 2013, excluding any discrete tax events that may occur, which, if realized, may increase or decrease our effective tax rate in such quarter.

Please refer to Note 15 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Liquidity and Capital Resources

	January 29, 2012	January 30, 2011
	(In millions)
Cash and cash equivalents	$667.9	$665.4
Marketable securities	2,461.7	1,825.2
Cash, cash equivalents, and marketable securities	$3,129.6	$2,490.6

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(In millions)
Net cash provided by operating activities	$909.2	$675.8	$487.8
Net cash used in investing activities	$(1,143.4)	$(649.7)	$(519.3)
Net cash provided by financing activities	$236.7	$192.0	$61.1

As of January 29, 2012, we had $3.13 billion in cash, cash equivalents and marketable securities, an increase of $639.0 million from the end of fiscal year 2011. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions which are required to follow our investment policy, which requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration.

Operating activities

Operating activities generated cash of $909.2 million, $675.8 million and $487.8 million during fiscal years 2012, 2011 and 2010, respectively.

The cash provided by operating activities increased in fiscal year 2012 when compared to fiscal year 2011 primarily due to an increase in our net income and favorable changes in operating assets and liabilities compared to fiscal year 2011.  For example, accounts payable increased as a result of the timing of payments to vendors and inventory decreased as a result of an increase in inventory turnover. Higher non-cash charges in earnings including stock-based compensation and depreciation and amortization also contributed to the increase in cash provided by operating activities.

The cash provided by operating activities increased in fiscal year 2011 when compared to fiscal year 2010 primarily due to an increase in our net income and favorable changes in operating assets and liabilities compared to fiscal year 2010.  For example, accounts receivable decreased due to improved sales linearity and stronger collections during the year, while accrued and other liabilities increased primarily due to an additional net charge for incremental repair and replacement costs from a weak die/packaging material set. Higher non-cash charges in earnings including stock-based compensation and depreciation and amortization also contributed to the increase in cash provided by operating activities.

The cash provided by operating activities in fiscal year 2010 increased when compared to fiscal year 2009 was primarily due to changes in operating assets and liabilities, including increases in accounts payable resulting from the timing of payments to vendors and a decrease in inventory resulting from an increase in inventory turnover. Additionally, while we experienced a net loss in fiscal year 2010 of $68.0 million, versus a net loss of $30.0 million in fiscal year 2009, higher non-cash charges to earnings included stock-based compensation and depreciation and amortization also contributed to the increase in cash provided from operations.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisition of businesses and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $1,143.4 million, $649.7 million and $519.3 million during fiscal years 2012, 2011 and 2010, respectively.

Cash used in investing activities for fiscal year 2012 increased by $493.7 million from fiscal 2011 primarily due to the acquisition of Icera in the second quarter of fiscal year 2012 and increased purchases of marketable securities during fiscal year 2012. Additionally, we used $138.7 million towards capital expenditures in fiscal year 2012.  Capital expenditures included purchase of new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various locations.

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

Financing activities

Financing activities provided cash of $236.7 million, $192.0 million, and $61.1 million during fiscal years 2012, 2011, and 2010, respectively.

Net cash provided by financing activities in fiscal year 2012 was primarily due to cash proceeds of $195.9 million from common stock issued under our employee stock plans, and a non-cash tax benefit of $52.8 million for the gross windfall related to employee stock based compensation.

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

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of January 29, 2012, we did not have any investments in auction-rate preferred securities.

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

As of January 29, 2012 and January 30, 2011, we had $3.13 billion and $2.49 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of January 29, 2012, we were in compliance with our investment policy.  As of January 29, 2012, our investments in U.S. government agencies and U.S. government sponsored enterprises represented approximately 51% of our total investment portfolio, while the financial sector accounted for approximately 24% of our total investment portfolio. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of January 29, 2012.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during fiscal year 2012.    In the fourth quarter of fiscal year 2011 we recovered $3.1 million of the other than temporary impairment charge previously recorded.  This was recorded as other income in fiscal year 2011.

Net realized gains, excluding any impairment charges, were $0.4 million, $1.5 million and $1.8 million for fiscal years 2012, 2011 and 2010 respectively.  As of January 29, 2012, we had a net unrealized gain of $11.5 million, which was comprised of gross unrealized gains of $12.0 million, offset by $0.5 million of gross unrealized losses.  As of January 30, 2011, we had a net unrealized gain of $10.5 million, which was comprised of gross unrealized gains of $11.0 million, offset by $0.5 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  Two customers accounted for approximately 27% of our accounts receivable balance at January 29, 2012. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. As of January 29, 2012, we had cash, cash equivalents and marketable securities of $1.23 billion held within the United States and $1.90 billion held outside of the United States.  Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  Further, repatriation of some foreign balances may be restricted by local laws. As of January 29, 2012, we have not provided for U.S. federal and state income taxes on approximately $1.29 billion of undistributed earnings of non-United States subsidiaries, as such earnings are considered indefinitely reinvested outside the United States.  Although we have no current need to do so, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, less applicable foreign tax credits, and reduced by the current amount of our U.S. federal and state net operating loss and other tax credit carryforwards.  Further, in addition to the $1.23 billion of cash, cash equivalents and marketable securities held within the United States and available to fund our U.S. operations and any other U.S. cash needs, we have access to external sources of financing if cash is needed in the United States other than by repatriation of foreign earnings where U.S. income tax may otherwise be due.  Accordingly, we do not reasonably expect any material impact on our business, as a whole, or to our financial flexibility with respect to our current cash balances held outside of the United States.

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

Cash Tender Offer

During fiscal year 2010, our Board of Directors approved a cash tender offer for certain employee stock options. The tender offer commenced on February 11, 2009 and was completed during the first quarter of fiscal year 2010. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $17.50 per share. None of the non-employee members of our Board of Directors or our officers who file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act,were eligible to participate in the tender offer. All eligible options with exercise prices equal to or greater than $17.50 per share but less than $28.00 per share were eligible to receive a cash payment of $3.00 per option in exchange for the cancellation of the eligible option. All eligible options with exercise prices equal to or greater than $28.00 per share were eligible to receive a cash payment of $2.00 per option in exchange for the cancellation of the eligible option.

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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during fiscal year ended January 29, 2012. Through January 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

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

We expect to spend approximately $140.0 million to $180.0 million for capital expenditures during fiscal year 2013, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

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

As of January 29, 2012, we recorded a total cumulative net charge of $475.9 million, of which $466.4 million has been charged against cost of revenue and the remainder has been charged to sales, general and administrative to cover customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and used in notebook configurations.   Included in the charge are the costs of implementing a settlement with the plaintiffs of a putative consumer class action lawsuit related to this same matter and other related estimated consumer class action settlements.

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

Contractual Obligations

The following table summarizes our contractual obligations as of January 29, 2012:

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	All Other
	(In thousands)
Operating leases	$158,903	$34,567	$52,540	$38,699	$33,097	$—
Capital lease	35,540	4,821	9,813	10,144	10,762	—
Purchase obligations (1)	561,331	561,331	—	—	—	—
Uncertain tax positions, interest and penalties (2)	147,819	—	—	—	—	147,819
Capital purchase obligations	40,503	40,503	—	—	—	—
Total contractual obligations	$944,096	$641,222	$62,353	$48,843	$43,859	$147,819

(1)	Represents our inventory purchase commitments as of January 29, 2012.

(2)
Represents unrecognized tax benefits of $147.8 million which consists of $53.5 million recorded in non-current income taxes payable and $84.8 million reflected as a reduction to the related deferred tax assets, and the related interest and penalties on the non-current income tax payable of $9.5 million as of January 29, 2012.  We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

Off-Balance Sheet Arrangements

As of January 29, 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of January 29, 2012 and January 30, 2011, we had $3.13 billion and $2.49 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of January 29, 2012, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

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

As of January 29, 2012, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair values for these investments of approximately $13.7 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 29, 2012, our investments in government agencies and government sponsored enterprises represented approximately 51% of our total investment portfolio, while the financial sector accounted for approximately 24% of our total investment portfolio.  Of the financial sector investments, over half are guaranteed by the U.S. government.  Substantially all of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, the fair values of these investments would decline by approximately $43-$107 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain (loss) included in determining net income (loss) for fiscal years 2012, 2011 and 2010 was $1.6 million, $(2.4) million and $(0.9) million, respectively.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at January 29, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 29, 2012, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2012.

The effectiveness of our internal control over financial reporting as of January 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NVIDIA have been detected.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Proposal 1 - Election of Directors” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Information about the Board of Directors and Corporate Governance” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information appearing under the heading “Information about the Board of Directors and Corporate Governance - Code of Conduct” in our 2012 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code” and “Financial Team Code” are published on the Investor Relations portion of our web site, under Corporate Governance, at www.nvidia.com.  The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporate by reference from the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation”  and “Compensation Committee Report” in our 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our 2012 Proxy Statement under the caption ”Equity Compensation Plan Information,” and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections entitled “Transactions with Related Persons”, “Review of Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2012 Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NVIDIA Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 29, 2012 and January 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2012, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
March 13, 2012

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	January 29, 2012	January 30, 2011	January 31, 2010
Revenue	$3,997,930	$3,543,309	$3,326,445
Cost of revenue	1,941,413	2,134,219	2,149,522
Gross profit	2,056,517	1,409,090	1,176,923
Operating expenses:
Research and development	1,002,605	848,830	908,851
Sales, general and administrative	405,613	361,513	367,017
Legal settlement	—	(57,000)	—
Total operating expenses	1,408,218	1,153,343	1,275,868
Income (loss) from operations	648,299	255,747	(98,945)
Interest income	19,149	19,057	23,115
Interest expense	(3,089)	(3,127)	(3,320)
Other income (expense), net	(963)	(508)	(3,144)
Income (loss) before income tax	663,396	271,169	(82,294)
Income tax expense (benefit)	82,306	18,023	(14,307)
Net income (loss)	$581,090	$253,146	$(67,987)
Basic net income (loss) per share	$0.96	$0.44	$(0.12)
Weighted average shares used in basic per share computation	603,646	575,177	549,574
Diluted net income (loss) per share	$0.94	$0.43	$(0.12)
Weighted average shares used in diluted per share computation	616,371	588,684	549,574

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 29, 2012	January 30, 2011
ASSETS
Current assets :
Cash and cash equivalents	$667,876	$665,361
Marketable securities	2,461,700	1,825,202
Accounts receivable, less allowances of $14,854 and $15,839 in 2012 and 2011, respectively	336,143	348,770
Inventories	340,297	345,525
Prepaid expenses and other	49,411	32,636
Deferred income taxes	49,931	9,456
Total current assets	3,905,358	3,226,950
Property and equipment, net	560,072	568,857
Goodwill	641,030	369,844
Intangible assets, net	326,136	288,745
Other assets	120,332	40,850
Total assets	$5,552,928	$4,495,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335,072	$286,138
Accrued liabilities and other	594,886	656,544
Total current liabilities	929,958	942,682
Other long-term liabilities	455,807	347,713
Capital lease obligations, long term	21,439	23,389
Commitments and contingencies - see Note 14	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000,000,000 shares authorized; 705,352,099 shares issued and 612,191,412 outstanding in 2012; and 680,598,737 shares issued and 588,555,701 outstanding in 2011	700	677
Additional paid-in capital	2,900,896	2,500,577
Treasury stock, at cost (93,160,687 shares in 2012 and 92,043,036 shares in 2011)	(1,496,904)	(1,479,392)
Accumulated other comprehensive income	10,614	10,272
Retained earnings	2,730,418	2,149,328
Total stockholders' equity	4,145,724	3,181,462
Total liabilities and stockholders' equity	$5,552,928	$4,495,246

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stock	Income(Loss)	Earnings	Equity
Balances, January 25, 2009	538,460,766	$629	$1,889,257	$(1,463,268)	$3,865	$1,964,169	$2,394,652
Comprehensive Income (Loss):
Change in Unrealized gain (loss), net of $484 tax effect	—	—	—	—	9,417	—	9,417
Less: Reclassification adjustment for net realized gains on available-for-sale securities included in net income, net of $598 tax effect	—	—	—	—	(1,110)	—	(1,110)
Net Loss	—	—	—	—	—	(67,987)	(67,987)
Total Comprehensive Loss							(59,680)
Issuance of common stock from stock plans	23,005,124	24	138,005	—	—	—	138,029
Tax withholding related to vesting of restricted stock units	(39)	—	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	29,891	—	—	—	29,891
Stock-based compensation	—	—	104,588	—	—	—	104,588
Tender offer	—	—	(78,075)	—	—	—	(78,075)
Charges related to stock option purchase-tender offer	—	—	135,735	—	—	—	135,735
Balances, January 31, 2010	561,465,851	653	2,219,401	(1,463,268)	12,172	1,896,182	2,665,140
Comprehensive Income (Loss):
Change in Unrealized gain (loss), net of $306 tax effect	—	—	—	—	(918)	—	(918)
Less: Reclassification adjustment for net realized gains on available-for-sale securities included in net income, net of $528 tax effect	—	—	—	—	(982)	—	(982)
Net Income	—	—	—	—	—	253,146	253,146
Total Comprehensive Income	—	—	—	—	—	—	251,246
Issuance of common stock from stock plans	28,207,029	24	193,381	—	—	—	193,405
Tax withholding related to vesting of restricted stock units	(1,117,179)	—	—	(16,124)	—	—	(16,124)
Tax benefit from stock-based compensation	—	—	(14,201)	—	—	—	(14,201)
Stock-based compensation	—	—	101,996	—	—	—	101,996
Balances, January 30, 2011	588,555,701	677	2,500,577	(1,479,392)	10,272	2,149,328	3,181,462
Comprehensive Income (Loss):

Change in Unrealized gain (loss), net of $937 tax effect	—	—	—	—	755	—	755
Less: Reclassification adjustment for net realized gains on available-for-sale securities included in net income, net of $222 tax effect	—	—	—	—	(413)	—	(413)
Net Income	—	—	—	—		581,090	581,090
Total Comprehensive Income	—	—	—	—	—	—	581,432
Issuance of common stock from stock plans	24,753,362	23	213,346	—	—	—	213,369
Tax withholding related to vesting of restricted stock units	(1,117,651)	—	—	(17,512)	—	—	(17,512)
Tax benefit from stock-based compensation	—	—	50,475	—	—	—	50,475
Stock-based compensation	—	—	136,498	—	—	—	136,498
Balances, January 29, 2012	612,191,412	$700	$2,900,896	$(1,496,904)	$10,614	$2,730,418	$4,145,724

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	January 29, 2012	January 30, 2011	January 31, 2010
Cash flows from operating activities:
Net income (loss)	$581,090	$253,146	$(67,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense related to stock option purchase	—	—	135,735
Stock-based compensation expense	136,354	100,353	107,091
Depreciation and amortization	204,205	186,989	196,664
Deferred income taxes	19,056	(2,646)	(21,147)
Tax benefit from stock based compensation	(52,793)	(15,316)	(2,034)
Other	19,095	1,572	3,070
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	26,236	26,341	(56,741)
Inventories	18,884	(14,128)	204,656
Prepaid expenses and other current assets	(14,803)	8,528	1,580
Deposits and other assets	(70,694)	4,331	3,857
Accounts payable	35,708	(69,786)	119,366
Accrued liabilities and other long-term liabilities	6,818	196,413	(136,303)
Net cash provided by operating activities	909,156	675,797	487,807
Cash flows from investing activities:
Purchases of marketable securities	(1,964,898)	(1,719,700)	(1,193,948)
Proceeds from sales and maturities of marketable securities	1,310,743	1,170,075	752,434
Purchases of property and equipment and intangible assets	(138,735)	(97,890)	(77,601)
Acquisition of businesses, net of cash and cash equivalents	(348,884)	—	—
Other	(1,590)	(2,163)	(218)
Net cash used in investing activities	(1,143,364)	(649,678)	(519,333)
Cash flows from financing activities:
Payments related to stock option purchase	—	—	(78,075)
Proceeds from issuance of common stock under employee stock plans	195,857	177,276	138,029
Tax benefit from stock based compensation	52,793	15,316	2,034
Payment of notes payable assumed from acquisition	(10,319)	—	—
Payments under capital lease obligations	(1,608)	(571)	(929)
Net cash provided by financing activities	236,723	192,021	61,059
Change in cash and cash equivalents	2,515	218,140	29,533
Cash and cash equivalents at beginning of period	665,361	447,221	417,688
Cash and cash equivalents at end of period	$667,876	$665,361	$447,221
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$58,328	$(1,071)	$4,217
Cash paid for interest on capital lease obligations	$3,008	$3,127	$3,256

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Non-cash activities:
Change in unrealized gains (losses) from marketable securities	$342	$(1,899)	$8,305
Assets acquired by assuming related liabilities	$15,913	$252,796	$37,830

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

NVIDIA is known to millions around the world for creating the graphics chips that make their PC amazing when playing games or making home movies. Today, our reach is well beyond PC graphics. With the invention of the GPU, we brought forth to the world the power of computer graphics. Today, our energy-efficient processors power a broad range of products, from smart phones to supercomputers. Our mobile processors are used in cell phones, tablets and auto infotainment systems. PC gamers rely on GPUs to enjoy visually immersive worlds. Designers use them to create visual effects in movies and create everything from golf clubs to jumbo jets. And researchers utilize GPUs to push the frontiers of science with high-performance computing. NVIDIA has nearly 5,000 patents granted and pending worldwide, including many inventions essential to modern computing.
Today, NVIDIA solutions are based on two important technologies: the GPU and the mobile processor. Both are highly complex chips, designed by NVIDIA engineers, and manufactured for us by a third party chip foundry. GPUs are the engines of visual computing, a field that includes computer graphics, image processing, to computer vision. Visual computing is the science and art of using computers to understand, create, and enhance images. One of the most complex processors ever created, the most advanced GPUs contain billions of transistors and thousands of the man years to create. We have three GPU product brands: GeForce create amazing visual experiences for gamers. Quadro is the standard in visual computing for designers and digital artists. And Tesla accelerates applications for scientists and researchers.

Mobile processors incorporate CPU and GPU technologies to deliver an entire computer system-on-chip. Modern mobile processors are remarkable in their computing capabilities yet consume a hundred times less energy than a typical PC. Tegra is our mobile processor and is designed for applications ranging from smartphones, tablets, and notebook PCs, to embedded applications like TVs and cars. We believe energy-efficient mobile computing will revolutionize how computers are used in our lives. Tegra is becoming a major new growth business for us.
We were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our headquarter facilities are in Santa Clara, California.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

Fiscal Year

We operate on a 52 or a 53-week year, ending on the last Sunday in January. Fiscal years 2012 and 2011 were 52-week years while fiscal year 2010 was a 53- week year.

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
Our customer programs also include marketing development funds, or MDFs. We account for MDFs as either a reduction of revenue or an operating expense, depending on the nature of the program.  MDFs represent monies paid to retailers, system builders, original equipment manufacturers, or OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners' activities while also promoting NVIDIA products. Depending on market conditions, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered.
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
For license arrangements that do not require significant customization but where we are obligated to provide further deliverables over the term of the license agreement, we record revenue over the of life of the license term, with consideration received in advance of the performance period classified as deferred revenue.

Royalty revenue is recognized related to the distribution or sale of products that use our technologies under license agreements with third parties.  We recognize royalty revenue upon receipt of a confirmation of earned royalties and when collectability is reasonably assured from the applicable licensee.
 Advertising Expenses
 We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2012, 2011 and 2010 were $8.4 million, $9.5 million and $16.3 million, respectively.

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

Litigation, Investigation and Settlement Costs

From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters for which we are responsible. However, there are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with U.S. GAAP. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs.

Foreign Currency Remeasurement

We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment, and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency re-measurement are included in “Other income (expense), net” in our Consolidated Financial Statements and to date have not been significant.

The impact of net foreign currency transaction gain (loss) included in determining net income (loss) for fiscal years 2012, 2011 and 2010 was $1.6 million, $(2.4) million and $(0.9) million, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

As of January 29, 2012, we had a valuation allowance of $212.3 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $526.0 million as of January 29, 2012. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 15 of these Notes to the Consolidated Financial Statements for additional information.

 Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income (loss) per share for periods when their effect is anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 29, 2012 and January 30, 2011, our cash and cash equivalents were $667.9 million and $665.4 million, respectively, which include $290.7 million and $132.6 million invested in money market funds for fiscal year 2012 and fiscal year 2011, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

We performed an impairment review of our investment portfolio as of January 29, 2012.  Based on our impairment review and having considered the guidance of the relevant accounting literature, we did not record any other than temporary impairment charges during fiscal year 2012.  We concluded that our investments were appropriately valued and that no additional other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 29, 2012.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 29, 2012 and January 30, 2011. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement.  Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 20% of our accounts receivable balance from one customer at January 29, 2012 and approximately 11% of our accounts receivable balance from the same customer at January 30, 2011. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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

Inventories

Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory to the lower of cost or estimated market value. Obsolete or unmarketable inventory is completely written off based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our current inventory or future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.  If actual market conditions are more favorable than expected and we sell products that we have previously written down, our reported gross margin would be favorably impacted.
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

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach.  For the purposes of completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis.

Effective the fourth quarter of fiscal year 2012, we early adopted an accounting standard update, commonly referred to step zero approach, that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

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

Accounting for Asset Retirement Obligations

We account for asset retirement obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The accounting guidance applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and  requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  As of January 29, 2012 and January 30, 2011, our asset retirement obligations to return the leasehold improvements to their original condition upon lease termination at our headquarters facility in Santa Clara, California and certain laboratories at our Austin facility and international locations were $10.2 million and $9.7 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Adoption of New and Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB issued amended guidance to simplify how entities test goodwill for impairment. The amended guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing as outlined in the previously issued standards. The updated guidance is elective for annual and interim impairment tests performed beginning with our fiscal year 2013 and early adoption is permitted. We elected to early adopt the new guidance during the fourth quarter of fiscal year 2012 and it did not impact the results of our consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB further amended this guidance and deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

A total of 28.5 million options were tendered under the offer for an aggregate cash purchase price of 78.1 million, which was paid in exchange for the cancellation of the eligible options. As a result of the tender offer, we incurred a charge of $140.2 million consisting of $124.1 million related to the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, $11.6 million related to stock-based compensation expense resulting from amounts paid in excess of the fair value of the underlying options, plus $4.5 million related to associated payroll taxes, professional fees and other costs.

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

In addition to the stock-based compensation expense related to our cash tender offer to purchase certain employee stock options as described in Note 2 Stock Option Purchase, our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Cost of revenue	$11,322	$8,308	$12,050
Research and development	80,502	57,974	61,337
Sales, general and administrative	44,530	34,071	33,704
Total	$136,354	$100,353	$107,091

As of January 29, 2012 and January 30, 2011, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $185.8 million and $147.1 million, respectively, adjusted for estimated forfeitures.   As of January 29, 2012 and January 30, 2011, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.5 years and 1.7 years, respectively.   As of January 29, 2012, and January 30, 2011 we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.5 years and 2.4 years.

Stock-based compensation capitalized in inventories resulted in a charge of $0.1 million and $0.7 million in cost of revenue during the fiscal years ended January 29, 2012 and January 30, 2011, respectively.

During fiscal years 2012, 2011 and 2010, we granted approximately 6.4 million, 5.8 million and 7.7 million stock options, respectively, with estimated total grant-date fair values of $52.4 million, $34.4 million and $44.2 million, respectively, and weighted average grant-date fair values of $8.16, $5.89 and $5.74 per option, respectively. During fiscal years 2012, 2011 and 2010, we granted approximately 7.3 million, 7.1 million and 7.7 million RSUs, respectively, with estimated total grant-date fair values of $119.7 million, $96.7 million and $94.1 million respectively, and weighted average grant-date fair values of $16.31, $13.61 and $12.26, respectively.

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal years 2012, 2011 and 2010 was $30.8 million, $23.5 million and $25.7 million, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We estimate forfeitures annually and revise the estimates of forfeiture, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Stock Options	(Using a binomial model)
Weighted average expected life of stock options (in years)	3.0-5.4	3.1-6.7	3.7-5.8
Risk free interest rate	1.9%-3.8%	1.5%-3.3%	1.8%-2.9%
Volatility	46%-65%	42%-53%	45%-72%
Dividend yield	—	—	—

Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Employee Stock Purchase Plan	(Using the Black-Scholes model)
Weighted average expected life of stock options (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk free interest rate	0.1%-0.7%	0.2%-0.8%	0.2%– 1.0%
Volatility	57%-61%	45%-47%	53%-73%
Dividend yield	—	—	—

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

The 2007 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. The 2007 Plan succeeds our 1998 Equity Incentive Plan, our 1998 Non-Employee Directors’ Stock Option Plan, our 2000 Nonstatutory Equity Incentive Plan, and the PortalPlayer, Inc. 2004 Stock Incentive Plan, or the Prior Plans. All options and stock awards granted under the Prior Plans shall remain subject to the terms of the Prior Plans with respect to which they were originally granted. Up to 101,845,177 shares, which due to the subsequent stock split now totals 152,767,766 shares, of our common stock may be issued pursuant to stock awards granted under the 2007 Plan or the Prior Plans.  Currently, we grant stock options and RSUs under our equity incentive plans. As of January 29, 2012, there were 22,425,952 shares available for future issuance under the 2007 Plan.

In September 2010, we changed the vesting schedule for stock options and RSUs granted to employees from a three year period to a four year period. Stock options granted to employees, subject to certain exceptions, vest over a four year period, subject to continued service, with 25% vesting on the anniversary of the hire date in the case of new hires or the anniversary of the date of grant in the case of grants to existing employees and 6.25% vesting at the end of each quarterly period thereafter. We do have unvested stock options that continue to vest pursuant to a three year vesting period, subject to continued service.  Options granted under the 2007 Plan generally expire six or ten years from the date of grant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

With respect to RSUs, subject to certain exceptions, RSUs granted to employees vest over a four year period, subject to continued service, with 25% vesting on a pre-determined date that is close to the anniversary of the date of grant and 12.5% vesting semi-annually thereafter until fully vested. We do have unvested RSUs that continue to vest pursuant to a three vesting period, subject to continued service.

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

1998 Employee Stock Purchase Plan

In February 1998, our Board approved the 1998 Employee Stock Purchase Plan, or the Purchase Plan. In June 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance automatically each year at the end of our fiscal year for the next 10 years (commencing at the end of fiscal year 2000 and ending 10 years later in 2009) by an amount equal to 2% of the outstanding shares on each such date, including on an as-if-converted basis preferred stock and convertible notes, and outstanding options and warrants, calculated using the treasury stock method; provided that the maximum number of shares of common stock available for issuance from the Purchase Plan could not exceed 52,000,000 shares which, due to subsequent stock-splits, is now 78,000,0000 shares. The number of shares will no longer be increased annually as we reached the maximum permissible number of shares at the end of fiscal year 2006. There are a total of 78,000,000 shares authorized for issuance. At January 29, 2012, 51,792,571 shares had been issued under the Purchase Plan and 26,207,429 shares were available for future issuance.

The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Under the Purchase Plan, separate offering periods shall be no longer than 27 months. Under the current offering adopted pursuant to the Purchase Plan, each offering period is 24 months , which is divided into four purchase periods of six months .

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the Purchase Plan up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the Purchase Plan will be equal to the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period at 85% at the fair market value of the common stock on the relevant purchase date. During fiscal years 2012, 2011 and 2010, employees purchased approximately 5.8 million, 6.7 million, and 5.9 million shares, respectively, with weighted-average prices of $8.18, $6.59, and $6.76 per share, respectively, and grant-date fair values of $5.47, $4.06 and $4.60 per share, respectively. Employees may end their participation in the Purchase Plan at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

The following is a summary of our equity award transactions under our equity incentive plans:

		Options Outstanding				Restricted Stock Units Outstanding
	Total Stock Awards Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Grant-date fair value

Balances, January 25, 2009	29,500,759	97,454,280	$13.83			—	—
Authorized	—	—	$—
Granted	(15,374,295)	7,701,396	$11.50			7,672,899	$12.26
Exercised	—	(17,099,663)	$5.74
Vested Restricted Stock						(2,400)	$12.40
Canceled and forfeited	1,357,528	(1,175,541)	$12.90			(181,987)	$11.37
Cancellations related to stock options purchase (2)	28,532,050	(28,532,050)	$23.35
Balances, January 31, 2010	44,016,042	58,348,422	$11.30			7,488,512	$12.28
Authorized	—	—	$—			—	—
Granted	(12,923,659)	5,818,966	$13.79			7,104,693	$13.61
Exercised	—	(18,287,483)	$8.16
Vested Restricted Stock						(3,215,633)	$11.74
Canceled and forfeited	2,644,105	(1,878,447)	$12.56			(765,658)	$13.76
Balances, January 30, 2011	33,736,488	44,001,458	$12.88			10,611,914	$13.23
Authorized	—	—	$—
Granted	(13,767,554)	6,430,778	$16.18			7,336,776	$16.31
Exercised	—	(15,515,053)	$10.70
Vested Restricted Stock						(3,442,076)	$12.02
Canceled and forfeited	2,457,018	(1,588,207)	$14.78			(868,811)	$14.72
Balances, January 29, 2012	22,425,952	33,328,976	$14.44	4.15	$79,174,063	13,637,803	$15.10
Exercisable at January 29, 2012		21,434,294	$13.80	2.28	$66,073,341
Vested and Expected to Vest after January 29,2012		31,451,419	$14.38	3.95	$77,103,721	11,017,627	$15.10

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 29, 2012, based on the $14.91 closing stock price of our common stock on the NASDAQ Global Select Market, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of January 29, 2012 was 18.9 million shares and 13.3 million shares, respectively.

(2) Please refer to Note 2 of these Notes to the Consolidated Financial Statements for further discussion regarding the cash tender offer for certain employee stock options that our Board of Directors approved in February 2009.

The total intrinsic value of options exercised was $105.3 million, $139.1 million and $140.3 million for fiscal years 2012, 2011 and 2010, respectively. The total fair value of options vested was $49.5 million, $60.7 million and $37.0 million for fiscal years 2012, 2011 and 2010, respectively.

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

2.
License to Intel:  We will recognize $1,583.0 million in total, or $66.0 million per quarter, as revenue over the term of the agreement of six years, the period over which Intel will have access to newly filed NVIDIA patents. Consideration received in advance of the performance period will be classified as deferred revenue. In the fiscal year 2012, we recognized 220.0 million of revenue as our performance obligation under the agreement commencing on April 2011.

3.
 License from Intel: We recognized $140.0 million as an intangible asset upon execution of the agreement. Amortization of $5.0 million per quarter will be charged to cost of sales over the seven year estimated useful life of the technology beginning in April 2011. In the fiscal year 2012, we recognized amortization expense of $16.7 million.

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

Note 5 – Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands, except per share data)
Numerator:
Net income (loss)	$581,090	$253,146	$(67,987)
Denominator:
Denominator for basic net income (loss) per share, weighted average shares	603,646	575,177	549,574
Effect of dilutive securities:
Equity Awards outstanding	12,725	13,507	—
Denominator for diluted net income (loss) per share, weighted average shares	616,371	588,684	549,574
Net income (loss) per share:
Basic net income (loss) per share	$0.96	$0.44	$(0.12)
Diluted net income (loss) per share	$0.94	$0.43	$(0.12)
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	22,617	24,646	29,313

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

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note14 of these Notes to the Consolidated Financial Statements for further discussion regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	—
Total	$99,161

Note 7: Business Combinations

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

During the fiscal year ended January 29, 2012, we adjusted the preliminary values assigned to deferred income tax assets and liabilities in order to reflect additional information obtained since the acquisition date, resulting in an net increase to goodwill of $47.5 million. The net increase of $47.5 million was primarily related to a $54.5 million reduction of deferred tax asset for net operating loss carryforward as a result of the limitation pursuant to Section 382 of the Internal Revenue Code and a $7.0 million increase to net deferred tax assets for tax attributes, which existed as of the acquisition date, and were subsequently adjusted within the measurement period as a result of resolution of tax positions taken in connection with these tax attributes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of Icera were recognized as follows (in thousands):

Cash	$3,315
Accounts receivable	13,740
Inventory	13,510
Prepaid and other current assets	1,972
Deferred tax assets	13,036
Property, plant and equipment	3,649
Goodwill	271,186
Intangible assets	97,515
Other assets	591
Total assets acquired	418,514

Accounts payable	(6,026)
Accrued liabilities	(38,735)
Notes payable	(10,319)
Income taxes payable	(4,558)
Deferred income tax liabilities	(6,677)
Net assets acquired	$352,199

The goodwill amount of $271.2 million arising from the acquisition is primarily attributed to the assembled workforce of Icera and the premium paid over the fair value of the net assets acquired from Icera.  Goodwill recognized is not expected to be deductible for tax purposes.  Please refer to Note 8 of these Notes to Consolidated Financial Statements for further information regarding the activity related to the carrying value of goodwill.

The acquisition-related intangible assets assumed from the acquisition of Icera were recognized as follows based upon their fair values as of June 10, 2011:

Intangible assets	Fair Value	Weighted-average estimated useful lives
	(In thousands)	(In years)
Technology	$58,300	7.4
In-process technology	$20,200	indefinite
Customer relationships	$18,200	6.8

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statement of operations data below gives effect to the acquisition of Icera, as if it had occurred at the beginning of fiscal year 2011. The following data includes the amortization of acquisition-related intangible assets and compensation cost related to a retention program for the years ended January 29, 2012 and January 30, 2011, respectively.  Transaction costs related to the acquisition of Icera have been shown in the year ended January 30, 2011, as if the acquisition had occurred at the beginning of fiscal year 2011.  This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of fiscal year 2011.  Revenue contribution from Icera was not significant for fiscal year 2012.

	Year ended
	January 29, 2012	January 30, 2011
	(In thousands, except per share data)
Pro forma net revenue	$4,018,330	$3,591,409
Pro forma net income	$556,516	$179,566
Pro forma net income per share (basic)	$0.92	$0.31
Pro forma net income per share (diluted)	$0.90	$0.31

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Goodwill

The carrying amount of goodwill is as follows:

	January 29, 2012	January 30, 2011
	(In thousands)
Icera	$271,186	$—
PortalPlayer	104,896	104,896
3dfx	75,326	75,326
Mental Images	59,252	59,252
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
Ageia	19,198	19,198
Other	16,984	16,984
Total goodwill	$641,030	$369,844

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach.  We completed our most recent annual impairment test during the fourth quarter of fiscal year 2012 and concluded that there was no impairment.  For the purposes of completing our most recent impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis.

In a qualitative analysis, we evaluate factors including, but not limited to, macro economic conditions, market and industry conditions, competitive environment, operational stability and the overall financial performance of the reporting units including cost factors and budgeted-to-actual revenue results. In a quantitative analysis, we use estimates of future revenues, costs and cash flows from such units. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance such as revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.

The amount of goodwill allocated to our GPU business, PSB, and CPB segments as of January 29, 2012 was $133.1 million, $95.1 million and $412.8 million, respectively, and as of January 30, 2011 was $133.1 million, $95.1 million and $141.6 million, respectively. Please refer to Note 18 of these Notes to the Consolidated Financial Statements for further discussion regarding segments.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	January 29, 2012				January 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(In thousands)			(In years)	(In thousands)			(In years)
Technology licenses	$319,930	$(99,302)	$220,628	7.6	$320,477	$(62,791)	$257,686	7.6
Acquired intellectual property	172,039	(79,261)	92,778	6.0	75,339	(61,114)	14,225	3.8
Patents	32,456	(19,726)	12,730	5.3	32,203	(15,369)	16,834	5.3
Total intangible assets	$524,425	$(198,289)	$326,136		$428,019	$(139,274)	$288,745

Amortization expense associated with intangible assets for fiscal years 2012, 2011 and 2010 was $59.0 million, $30.0 million and $31.9 million, respectively. Future amortization expense for the net carrying amount of intangible assets at January 29, 2012 is estimated to be $56.2 million in fiscal year 2013, $51.3 million in fiscal year 2014, $51.3 million in fiscal year 2015, $46.0 million in fiscal year 2016, $33.1 million in fiscal year 2017 and $88.2 million in fiscal years subsequent to fiscal year 2017 until fully amortized.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of cash equivalents and marketable securities at January 29, 2012 and January 30, 2011:

	January 29, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$769,300	$1,605	$(151)	$770,754
Corporate debt securities	1,114,439	3,268	(260)	1,117,447
Mortgage backed securities issued by United States government-sponsored enterprises	156,668	4,964	(73)	161,559
Money market funds	290,732	—	—	290,732
Debt securities issued by United States Treasury	533,616	2,161	(3)	535,774
Total	$2,864,755	$11,998	$(487)	$2,876,266
Classified as:
Cash equivalents				$414,566
Marketable securities				2,461,700
Total				$2,876,266

	January 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$531,789	$1,034	$(226)	$532,597
Corporate debt securities	925,226	3,354	(208)	928,372
Mortgage backed securities issued by United States government-sponsored enterprises	140,844	4,599	(21)	145,422
Money market funds	132,586	—	—	132,586
Debt securities issued by United States Treasury	435,091	1,939	(18)	437,012
Total	$2,165,536	$10,926	$(473)	$2,175,989
Classified as:
Cash equivalents				$350,787
Marketable securities				1,825,202
Total				$2,175,989

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the breakdown of the investments with unrealized losses at January 29, 2012:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$672,554	$(82)	$444,893	$(178)	$1,117,447	$(260)
Mortgage backed securities issued by United States government-sponsored enterprises	3,641	—	157,918	(73)	161,559	(73)
Debt securities of United States Treasury	266,203	(1)	269,571	(2)	535,774	(3)
Debt securities issued by United States government agencies	475,024	(79)	295,730	(72)	770,754	(151)
Total	$1,417,422	$(162)	$1,168,112	$(325)	$2,585,534	$(487)

We performed an impairment review of our investment portfolio as of January 29, 2012. Factors considered included general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value.  We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment was other than temporarily impaired. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other-than-temporary impairment charges during fiscal year 2012.  We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 29, 2012.

As of January 29, 2012, we had 11 investments that were in an unrealized loss position with total unrealized losses amounting to $0.2 million and with a duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 29, 2012 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

Net realized gains, excluding any impairment charges, were $0.4 million, $1.5 million and $1.8 million for fiscal years 2012, 2011 and 2010, respectively.  As of January 29, 2012, we had a net unrealized gain of $11.5 million, which was comprised of gross unrealized gains of $12.0 million, offset by $0.5 million of gross unrealized losses.  As of January 30, 2011, we had a net unrealized gain of $10.5 million, which was comprised of gross unrealized gains of $11.0 million, offset by $0.5 million of gross unrealized losses.

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at January 29, 2012 and January 30, 2011 and are shown below by contractual maturity.

	January 29, 2012		January 30, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,705,916	$1,708,154	$1,176,046	$1,178,733
Due in 1 - 5 years	1,047,956	1,053,265	899,993	904,926
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	110,883	114,847	89,497	92,330
Total	$2,864,755	$2,876,266	$2,165,536	$2,175,989

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the year ended January 29, 2012. Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Financial assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	January 29, 2012	(Level 1)	(Level 2)
	(In thousands)
Debt securities of United States government agencies (1)	$770,754	$—	$770,754
Corporate debt securities (2)	1,117,447	—	1,117,447
Mortgage backed securities issued by United States government-sponsored enterprises (3)	161,559	—	161,559
Money market funds (4)	290,732	290,732	—
Debt securities issued by United States Treasury (5)	535,774	—	535,774
Total assets	$2,876,266	$290,732	$2,585,534

(1)	Includes $23.0 million in Cash Equivalents and $747.8 million in Marketable Securities on the Consolidated Balance Sheet.

(2)	Includes $64.9 million in Cash Equivalents and $1,052.5 million in Marketable Securities on the Consolidated Balance Sheet.

(3)	Included in Marketable Securities on the Consolidated Balance Sheet.

(4)	Included in Cash Equivalents on the Consolidated Balance Sheet.

(5)	Includes $36.0 million in Cash Equivalents and $499.8 million in Marketable Securities on the Consolidated Balance Sheet.

Note 12 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 29, 2012	January 30, 2011
Inventories:	(In thousands)
Raw materials	$84,927	$67,880
Work in-process	62,934	72,698
Finished goods	192,436	204,947
Total inventories	$340,297	$345,525

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 29, 2012	January 30, 2011	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Land	$218,496	$217,372	(A)
Building	30,869	29,326	3-25
Test equipment	299,506	293,807	3-5
Software and licenses	211,339	306,699	3-5
Leasehold improvements	143,986	146,508	(B)
Computer equipment	168,455	132,896	3
Office furniture and equipment	45,521	36,239	5
Capital leases	27,264	26,618	(B)
Construction in process	11,092	4,474	(C)
Total property and equipment, gross	1,156,528	1,193,939
Accumulated depreciation and amortization	(596,456)	(625,082)
Total property and equipment, net	$560,072	$568,857

(A) Land is a non-depreciable asset.
(B) Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

Depreciation expense for fiscal years 2012, 2011 and 2010 was $145.2 million, $157 million and $164.8 million, respectively.

	January 29, 2012	January 30, 2011
Prepaid Expenses and Other	(In thousands)
Prepaid maintenance	$12,965	$12,165
Prepaid insurance	3,502	3,512
Prepaid taxes	10,069	1,364
Prepaid rent	3,410	3,599
Other	19,465	11,996
Total prepaid expenses and other	$49,411	$32,636

	January 29, 2012	January 30, 2011
Other Assets	(In thousands)
Prepaid taxes, long term (1)	$68,805	$—
Prepaid maintenance, long term	15,175	21,239
Lease deposits	8,027	7,003
Investment in non-affiliates	10,382	8,792
Deferred Income Taxes, long term	7,459	851
Other	10,484	2,965
Total other assets	$120,332	$40,850

(1) Represents long-term prepaid taxes related to inter-company transactions that are deferred for accounting purposes and amortized over eight years.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 29, 2012	January 30, 2011
Accrued Liabilities:	(In thousands)
Deferred revenue	$270,649	$245,596
Accrued customer programs (1)	143,972	171,163
Warranty accrual (2)	18,406	107,896
Accrued payroll and related expenses	88,879	71,915
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short- term	6,941	4,576
Other	35,439	24,798
Total accrued liabilities and other	$594,886	$656,544

(1)  Please refer to Note 1 of these Notes to the Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2)  Please refer to Note 13 of these Notes to the Consolidated Financial Statements for discussion regarding the warranty accrual.
(3)  Please refer to  Note 14 of these Notes to the Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	January 29, 2012	January 30, 2011
Other Long Term Liabilities:	(In thousands)
Deferred income tax liability	$133,288	$46,129
Income tax payable	63,007	57,590
Asset retirement obligations	10,199	9,694
Deferred revenue from Intel cross license agreement (1)	200,370	163,000
Other	48,943	71,300
Total other long-term liabilities	$455,807	$347,713

(1)  Please refer to Note 4 of these Notes to the Consolidated Financial Statements for discussion regarding our revenue recognition under this agreement.

Note 13 - Guarantees

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 29, 2012, we recorded a total cumulative net charge of $475.9 million, of which $466.4 million has been charged against cost of revenue and the remainder has been charged to sales, general and administrative to cover customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations. Included in the charge are the costs of implementing a settlement with the plaintiffs of a putative consumer class action lawsuit related to this same matter and other related estimated consumer class action settlements.

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

Accrual for estimated product returns and product warranty liabilities

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product returns and estimated product warranty liabilities for fiscal years 2012, 2011 and 2010 are as follows:

	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Balance at beginning of period	$107,896	$92,655	$150,631
Additions (1)	7,329	194,108	170,715
Deductions (2)	(96,819)	(178,867)	(228,691)
Balance at end of period	$18,406	$107,896	$92,655

(1)  Includes $186.2 million and $164.5 million for fiscal years 2011 and 2010, respectively, for incremental repair and replacement costs from a weak die/packaging material set.

(2) Includes $73.3 million, $149.8 million and $196.0 million for fiscal years 2012, 2011 and 2010, respectively, in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

 Note 14 - Financial Arrangements, Commitments and Contingencies

Inventory Purchase Obligations

At January 29, 2012 and January 30, 2011, we had outstanding inventory purchase obligations totaling $561.3 million and $546.4 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capital Purchase Obligations

At January 29, 2012 and January 30, 2011, we had outstanding capital purchase obligations totaling $40.5 million and $31.8 million, respectively.

Lease Obligations

Our headquarters complex is located in Santa Clara, California and includes seven buildings that are leased properties. The lease agreements for four of the seven leased properties expire in fiscal year 2020 and include two five-year renewals at our option; one leased property expires in fiscal year 2014 with no option to renew; one lease property expires in fiscal year 2017 with one five year renewal at our option and the remaining leased building expires in fiscal year 2015 with one seven year renewal at our option.  Future minimum lease payments related to headquarter operating leases total $100.1 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2020. Future minimum lease payments under our non-cancelable operating leases as of January 29, 2012, are as follows:

Future Minimum Lease Obligations
(In thousands)
Year ending January:
2013	$34,567
2014	29,254
2015	23,286
2016	19,480
2017	19,219
2018 and thereafter	33,097
Total	$158,903

Rent expense for the years ended January 29, 2012, January 30, 2011 and January 31, 2010 was $37.9 million, $40.7 million and $46.2 million, respectively.

Capital lease obligations include building and office equipment lease obligations. The building lease relates to our data center in Santa Clara, California. Future minimum lease payments under the building capital lease total $35.0 million over the remaining lease term, including predetermined rent escalations, and are included in the future minimum lease payment schedule below:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future Capital Lease Obligations
(In thousands)
Year ending January:
2013	$4,821
2014	4,926
2015	4,887
2016	4,997
2017	5,147
2018 and thereafter	10,762
Total	$35,540
Present Value of minimum lease payments	$23,455

Current portion	$2,016
Long term portion	$21,439

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

In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx's bankruptcy estate served a complaint on NVIDIA asserting claims for, among other things, successor liability and fraudulent transfer and seeking additional payments from us.  The Trustee's fraudulent transfer theory alleged that NVIDIA had failed to pay reasonably equivalent value for 3dfx's assets, and sought recovery of the difference between the $70 million paid and the alleged fair value, which the Trustee estimated to exceed $50 million.  The Trustee's successor liability theory alleged NVIDIA was effectively 3dfx's legal successor and therefore was responsible for all of 3dfx's unpaid liabilities.

On October 13, 2005, the Bankruptcy Court heard the Trustee's motion for summary adjudication, and on December 23, 2005, denied that motion in all material respects and held that NVIDIA may not dispute that the value of the 3dfx transaction was less than $108 million. The Bankruptcy Court denied the Trustee's request to find that the value of the 3dfx assets conveyed to NVIDIA was at least $108 million.

In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors' Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee's claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of approximately $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx.  The Trustee advised that he intended to object to the settlement. The conditional settlement never progressed substantially through the confirmation process.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee's case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors' Committee's plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA; (2) of what was transferred, what qualifies as “property” subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions; (3) what is the fair market value of the “property” identified in answer to question (2); and (4) was the $70 million that NVIDIA paid “reasonably equivalent” to the fair market value of that property. The parties completed post-trial briefing on May 25, 2007.

On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that “the creditors of 3dfx were not injured by the Transaction.”  This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending.  On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment.  That motion was granted in its entirety and judgment was entered in NVIDIA's favor on September 11, 2008.  The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court.

The District Court's hearing on the Trustee's appeal was held on June 10, 2009. On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor. On January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument regarding the Appeal is currently scheduled for May 15, 2012.

While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee's case still remains pending on appeal.  Accordingly, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx - that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee's case.

Rambus Inc.

On July 10, 2008, Rambus Inc. filed suit against NVIDIA, asserting patent infringement of 17 patents claimed to be owned by Rambus. Rambus seeks damages, enhanced damages and injunctive relief. The lawsuit was filed in the Northern District of California in San Jose, California. On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims. NVIDIA seeks damages, enhanced damages and injunctive relief. Rambus has since dropped two patents from its lawsuit in the Northern District of California. The two cases have been consolidated into a single proceeding in the San Francisco division of the Northern District of California. On April 13, 2009, the Court issued an order staying motion practice and allowing only certain document discovery to proceed. On February 11, 2011, the Court lifted the stay and ordered that discovery on other issues could proceed. The Court has since opened motion practice and discovery with respect to ten patents, referred to as the “Farmwald” and “Barth II” patents. Most of the “Farmwald” patents are also subject to patent reexamination requests. The Court has issued a scheduling order through the claim construction proceedings, currently scheduled for April 23 and 24, 2012. A case management conference is currently scheduled for May 18, 2012.

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

On May 13, 2011, the Federal Circuit issued opinions in two related cases that address issues material to the disputes between Rambus and certain other parties in the ITC. Those opinions may positively affect NVIDIA's defenses in all of the cases brought against NVIDIA by Rambus. In those opinions, the Federal Circuit held Rambus destroyed documents when it had a legal duty to preserve them and that, if done in bad faith, Rambus is to bear the “heavy burden” to prove that NVIDIA suffered no prejudice

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

in its ability to defend the cases brought against it by Rambus. In the ITC's Final Decision, despite finding Rambus acted in bad faith, the ITC incorrectly placed the burden on NVIDIA to prove actual prejudice. The Federal Circuit remanded both cases to the respective district courts for further proceedings consistent with its opinions. Those proceedings are currently underway.

NVIDIA also sought reexamination of the patents asserted in the ITC, as well as other patents, in the United States Patent and Trademark Office, or USPTO. Proceedings are underway with respect to all challenged patents. With respect to the claims asserted in the ITC, the USPTO has issued a preliminary ruling invalidating many of the claims. The USPTO issued "Right to Appeal Notices" for the three patents found by the administrative law judge to be valid, enforceable and infringed. In the Right to Appeal Notices, the USPTO Examiner has cancelled all asserted claims of one of the patents and allowed the asserted claims on the other two patents. Rambus and NVIDIA both sought review of the USPTO Examiner's adverse findings. On appeal, the Board of Patent Appeals and Interferences found the relevant claims of the three asserted “Barth I” patents subject to reexamination invalid.

Rambus has also been subject to an investigation in the European Union. NVIDIA was not a party to that investigation, but has sought to intervene in the appeal of the investigation. As a result of Rambus' commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must now provide a license to memory controller manufacturers, sellers and/or companies that integrate memory controllers into other products. The license terms are set forth in a license made available on Rambus' website, or the Required Rambus License. On August 12, 2010, we entered into the Required Rambus License. Pursuant to the agreement, Rambus charges a royalty of (i) one percent of the net sales price per unit for certain memory controllers and (ii) two percent of the net sales price per unit for certain other memory controllers, provided that the maximum average net sales price per unit for these royalty bearing products shall be deemed not to exceed a maximum of $20. The agreement has a term until December 9, 2014. However, NVIDIA may terminate the agreement with thirty days prior written notice to Rambus. NVIDIA has already provided written notice to Rambus of its' intent to terminate effective immediately upon the removal of the ITC's limited exclusion order.

On December 1, 2010, Rambus filed a lawsuit against NVIDIA and several other companies alleging six claims for patent infringement. This lawsuit is pending in the Northern District of California and seeks damages, enhanced damages and injunctive relief. On the same day, Rambus filed a complaint with the ITC alleging that NVIDIA and several other companies violated 19 U.S.C. Section 1337 based on a claim of patent infringement of three Rambus patents. Rambus seeks exclusion of certain NVIDIA products from importation into the United States. The Northern District of California has stayed the case pending resolution of the ITC investigation. The asserted patents are related to each other, and the three patents in the ITC complaint are also at issue in the lawsuit pending in the Northern District of California. Many of the patents at issue in these lawsuits are also being challenged in Rambus' other disputes with NVIDIA. A hearing before an Administrative Law Judge of the ITC was held from October 12-20, 2011, and no ruling has been issued to date.

On February 7, 2012, NVIDIA and Rambus entered into a settlement agreement and a patent license agreement. The two agreements resolve all disputes between NVIDIA and Rambus. The parties are in the process of dismissing all lawsuits, appeals, and ITC actions to the maximum extent allowable by law. The settlement did not have a significant impact on NVIDIA's financial results for the fiscal year ending January 29, 2012.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The District Court has entered orders deeming all of the above cases related under the relevant local rules.  On December 11, 2008, NVIDIA filed a motion to consolidate all of the aforementioned consumer class action cases.  On February 26, 2009, the District Court consolidated the cases, as well as two other cases pending against Hewlett Packard, under the caption “The NVIDIA GPU Litigation” and ordered the plaintiffs to file lead counsel motions by March 2, 2009.  On March 2, 2009, several of the parties filed motions for appointment of lead counsel and briefs addressing certain related issues.   On April 10, 2009, the District Court appointed Milberg LLP lead counsel.  On May 6, 2009, the plaintiffs filed an Amended Consolidated Complaint, alleging claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of the Implied Warranty of Merchantability under the laws of 27 other states, Breach of Warranty under the Magnuson-Moss Warranty Act, Unjust Enrichment, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California's Consumer Legal Remedies Act.

On August 19, 2009, we filed a motion to dismiss the Amended Consolidated Complaint, and the Court heard arguments on that motion on October 19, 2009.  On November 19, 2009, the Court issued an order dismissing with prejudice plaintiffs causes of action for Breach of the Implied Warranty under the laws of 27 other states and unjust enrichment, dismissing with leave to amend plaintiffs' causes of action for Breach of Implied Warranty under California Civil Code Section 1792 and Breach of Warranty under the Magnuson-Moss Warranty Act, and denying NVIDIA's motion to dismiss as to the other causes of action.  The Court gave plaintiffs until December 14, 2009 to file an amended complaint.  On December 14, 2009, plaintiffs filed a Second Amended Consolidated Complaint, asserting claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California's Consumer Legal Remedies Act.  The Second Amended Complaint seeks unspecified damages.  On January 19, 2010, we filed a motion to dismiss the Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, and California's Consumer Legal Remedies Act claims in the Second Amended Consolidated Complaint.   In addition, on April 1, 2010, Plaintiffs filed a motion to certify a class consisting of all people who purchased computers containing certain of our MCP and GPU products.  On May 3, 2010, we filed an opposition to Plaintiffs' motion for class certification.  A hearing on both motions was held on June 14, 2010.  On July 16, 2010, the parties filed a stipulation with the District Court advising that, following mediation they had reached a settlement in principle in The NVIDIA GPU Litigation.  The settlement in principle was subject to certain approvals, including final approval by the court.  As a result of the settlement in principle, and the other estimated settlement, and offsetting insurance reimbursements, NVIDIA recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011.  In addition, a portion of the $181.2 million of additional charges we recorded against cost of revenue related to the weak die/packaging set during the second quarter of fiscal year 2011, relates to estimated additional repair and replacement costs related to the implementation of these settlements. On August 12, 2010, the parties executed a Stipulation and Agreement of Settlement and Release. On September 15, 2010, the Court issued an order granting preliminary approval of the settlement and providing for notice to the potential class members. The Final Approval Hearing was held on December 20, 2010, and on that same day the Court approved the settlement and entered Final Judgment over several objections. In January 2011, several objectors filed Notices of Appeal of the Final Judgment to the United States Court of Appeals for the Ninth Circuit.

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

On July 22, 2011, a putative class action titled Granfield v. NVIDIA Corp. was filed in federal court in Massachusetts asserting claims for breach of implied warranties arising out of the weak die/packaging material set, on behalf of a class of consumers alleged to not be covered by the settlement approved by the California court in The NVIDIA GPU Litigation.  On November 3, 2011 the action was transferred to the Northern District of California, San Francisco Division, based upon stipulation of the parties. On December 30, 2011, Plaintiff filed a First Amended Complaint asserting claims for violation of California Consumers Legal Remedies Act and Unfair Competition Law. On September 27, 2011, a second putative class action captioned Van der Maas v. NVIDIA Corp., et al., was filed in the Central District of California against NVIDIA, Asustek Computer Inc., and Asustek Computer International on behalf of certain consumers alleged not to be covered by the NVIDIA GPU settlement. This action asserts claims for violations of California's unfair competition laws, violation of California's Consumer Legal Remedies Act, negligence and strict liability, and violation of the Texas Business and Commerce Code Section 17.50. We intend to defend against the actions vigorously.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Securities Cases

In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act . On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs' Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs' Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. On November 5, 2009, the Court of Appeals issued an opinion reversing the District Court's appointment of one of the lead plaintiffs' counsel, and remanding the matter for further proceedings.   On December 8, 2009, the District Court appointed Milberg LLP and Kahn Swick & Foti, LLC as co-lead counsel.

On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg. On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend. On December 2, 2010, co-Lead Plaintiffs filed a Second Consolidated Amended Complaint.  We moved to dismiss the Second Consolidated Amended Complaint on February 14, 2011. Following oral argument, on October 12, 2011, Judge Seeborg granted our motion to dismiss without leave to amend, and on November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit.

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

Note 15 - Income Taxes

The income tax expense (benefit) applicable to income before income taxes consists of the following:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Current income taxes:
Federal	$7,099	$141	$177
State	789	(511)	438
Foreign	7,630	6,827	6,966
Total current	15,518	6,457	7,581
Deferred taxes:
Federal	25,111	(3,063)	(22,013)
State	—	—	—
Foreign	(6,055)	417	866
Total deferred	19,056	(2,646)	(21,147)
Charge in lieu of taxes attributable to employer stock option plans	47,732	14,212	(741)
Income tax expense (benefit)	$82,306	$18,023	$(14,307)

Income (loss) before income taxes consists of the following:

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Domestic	$120,768	$82,531	$(105,793)
Foreign	542,628	188,638	23,499
	$663,396	$271,169	$(82,294)

The income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes as follows:

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Tax expense computed at federal statutory rate	$232,189	$94,909	$(28,803)
State income taxes, net of federal tax effect	2,302	(391)	(196)
Foreign tax rate differential	(142,071)	(49,585)	26,902
Research tax credit	(24,270)	(28,729)	(22,270)
Stock-based compensation	10,983	1,668	10,114
Other	3,173	151	(54)
Income tax expense (benefit)	$82,306	$18,023	$(14,307)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 29, 2012	January 30, 2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$99,518	$40,128
Accruals and reserves, not currently deductible for tax purposes	109,245	14,997
Property, equipment and intangible assets	40,245	39,765
Research and other tax credit carryforwards	232,001	255,111
Stock-based compensation	38,177	37,701
Gross deferred tax assets	519,186	387,702
Less: valuation allowance	(212,285)	(148,016)
Total deferred tax assets	306,901	239,686
Deferred tax liabilities:
Acquired Intangibles	(53,120)	—
Unremitted earnings of foreign subsidiaries	(329,679)	(275,509)
Gross deferred tax liabilities	$(382,799)	$(275,509)
Net deferred tax asset (liability)	$(75,898)	$(35,823)

We recognized income tax expense (benefit) of $82.3 million, $18.0 million, and $(14.3) million during fiscal years 2012, 2011 and 2010, respectively. Income tax expense (benefit) as a percentage of income (loss) before taxes, or our annual effective tax rate, was 12.4% in fiscal year 2012, 6.7% in fiscal year 2011 and 17.4% in fiscal year 2010.

Our effective tax rate on income or loss before tax for the fiscal years was lower than the United States federal statutory rate of 35% due to income or loss earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal research tax credit and the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits. A significant portion of our earnings were earned by our British Virgin Islands subsidiary.

As of January 29, 2012 and January 30, 2011 we had a valuation allowance of $212.3 million and $148.0 million respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. The increase in the valuation allowance from fiscal year 2011 to fiscal year 2012 is primarily related to the acquired tax attributes of Icera that management has determined not likely to be realized due to projection of future taxable income.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $526.0 million as of January 29, 2012. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from continuing operations.

As of January 29, 2012, we had a federal net operating loss carryforward of $935.2 million, combined state net operating loss carryforwards of $826.0 million, and combined foreign net operating loss carryforwards of $379.1 million. The federal net operating loss carryforwards will expire beginning in fiscal year 2021 and the state net operating loss carryforwards will begin to expire in fiscal year 2013 in accordance with the rules of each particular state.  The foreign net operating loss carryforwards, include $69.5 million attributable to Germany, $273.6 million attributable to UK and $0.8 million attributable to Hong Kong which may be carried forward indefinitely. The remaining amount of $35.2 million, of which $28.2 million is attributable to Canada, relates to other foreign jurisdictions that begin to expire in fiscal year 2013. As of January 29, 2012, we had federal research tax credit

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

carryforwards of $314.2 million that will begin to expire in fiscal year 2018.  We have other federal tax credit carryforwards of $1.5 million that will begin to expire in fiscal year 2014. The research tax credit carryforwards attributable to states is in the amount of $290.7 million, of which $280.8 million is attributable to the State of California and may be carried over indefinitely, and $9.9 million is attributable to various other states and will expire beginning in fiscal year 2014 according to the rules of each particular state.  We have other state tax credit carryforwards of $2.9 million that will expire in fiscal year 2026 and other foreign tax credit carryforwards of $5.1 million, of which $4.5 million may be refunded in fiscal year 2016 if not utilized and $0.6 million that will expire in fiscal year 2021.  Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances.  Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions.    If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.

As of January 29, 2012, United States federal and state income taxes have not been provided on approximately $1.29 billion of undistributed earnings of non-United States subsidiaries as such earnings are considered to be indefinitely reinvested.  We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in our foreign subsidiaries as the determination of such amount is not practicable.

We had a tax holiday in effect for its business operations in India which terminated in March 2011.  This tax holiday provided for a lower rate of taxation on certain classes of income based on various thresholds of investment and employment in such jurisdiction. For fiscal years 2010 through 2012, the aggregate tax savings of this holiday was approximately $2.0 million with no material per-share impact in these years.

As of January 29, 2012, we had $138.3 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  However, included in the unrecognized tax benefits that would affect our effective tax rate if recognized of $138.3 million is $31.0 million and $0.2 million related to state and foreign income tax, respectively, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $138.3 million of unrecognized tax benefits as of January 29, 2012 consists of $53.5 million recorded in non-current income taxes payable and $84.8 million reflected as a reduction to the related deferred tax assets.

A reconciliation of unrecognized tax benefits is as follows:

	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Balance at beginning of period	$121,034	$109,765	$95,319
Increases in tax positions for prior years	385	—	351
Decreases in tax positions for prior years	(293)	(3,585)	(131)
Increases in tax positions for current year	22,181	18,628	18,342
Settlements	—	(358)	—
Lapse in statute of limitations	(5,045)	(3,416)	(4,116)
Balance at end of period	$138,262	$121,034	$109,765

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

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.  As of January 29, 2012, January 30, 2011, and January 31, 2010, we had accrued $9.5 million, $11.2 million, and $11.2 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 29, 2012, non-current income taxes payable of $63.0 million consists of unrecognized tax benefits of $53.5 million and the related interest and penalties of $9.5 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 29, 2012, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 29, 2012, the material tax jurisdictions that may be subject to examination include the United States, Taiwan, Canada, China, Germany, Hong Kong, France, UK, and India for fiscal years 2003 through 2011. As of January 29, 2012, the material tax jurisdictions for which we are currently under examination include India and Taiwan for fiscal years 2003 through 2011.

Note 16 - Stockholders’ Equity

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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the twelve months ended January 29, 2012. Through January 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of January 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

Apart from our Board authorized stock repurchases, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program.  During the twelve months ending January 29, 2012, we withheld approximately 1.1 million shares at a total cost of  $17.5 million through net share settlements.  Please refer to Note 3 of these Notes to the Consolidated Financial Statements for further discussion regarding our equity incentive plans.

Convertible Preferred Stock

As of January 29, 2012 and January 30, 2011, there were no shares of preferred stock outstanding.

Note 17 - Employee Retirement Plans

We have a 401(k) Retirement Plan covering substantially all of our United States employees. Under the Plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  Some of our non-US subsidiaries have defined benefit and defined contributions plans as required by local statutory requirements.  Our costs under these plans have not been material.

Note 18 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We have three primary financial reporting segments - GPU Business, PSB, and CPB.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reporting Segments		Primary Revenue Sources

GPU	•	GeForce discrete graphics and chipset products and notebook PCs
	•	Licensing fees from Intel Corporation
	•	Memory products

PSB	•	Quadro professional workstation products
	•	Tesla high-performance computing products

CPB	•	Tegra mobile products
	•	Icera baseband processors and RF transceivers for mobile connectivity
	•	Royalty license fees and other revenue related to video game consoles
	•	GPU and Tegra products in embedded products and automobiles

The “All Other” category includes non-recurring charges and benefits that we do not allocate to our operating segments as these items are not included in the segment operating performance measures evaluated by our CODM.  During the year ended January 30, 2011, we entered into a six-year cross licensing agreement with Intel and also mutually agreed to settle all outstanding legal disputes.  For accounting purposes, the fair valued benefit prescribed to the settlement portion was $57.0 million and was considered a non-recurring benefit for the fiscal year 2011.  Please refer to Note 4 of these Notes to the Consolidated Financial Statements for further discussion regarding the patent cross license agreement with Intel.  Non-recurring charges related to our cash tender offer to purchase certain employee stock options were $140.2 million for the year ended January 31, 2010.  Please refer to Note 2 of these Notes to the Consolidated Financial Statements for further discussion regarding the cash tender offer.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	CPB	All Other	Consolidated
	(In thousands)
Year Ended January 29, 2012:
Revenue	$2,542,430	$864,334	$591,166	$—	$3,997,930
Depreciation and amortization expense	$118,644	$22,564	$62,997	$—	$204,205
Operating income (loss)	$528,242	$327,970	$(207,913)	$—	$648,299
Year Ended January 30, 2011:
Revenue	$2,527,144	$818,552	$197,613	$—	$3,543,309
Depreciation and amortization expense	$126,536	$26,711	$33,742	$—	$186,989
Operating income (loss)	$30,154	$321,944	$(153,351)	$57,000	$255,747
Year Ended January 31, 2010:
Revenue	$2,660,176	$510,223	$156,046	$—	$3,326,445
Depreciation and amortization expense	$139,298	$28,443	$28,923	$—	$196,664
Operating income (loss)	$(13,487)	$148,953	$(94,170)	$(140,241)	$(98,945)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Revenue:	(In thousands)
China	$941,811	$1,223,199	$1,304,196
Taiwan	1,137,175	936,797	883,137
Other Asia Pacific	730,975	519,473	406,286
Europe	296,591	261,421	203,760
United States	596,264	297,265	248,793
Other Americas	295,114	305,154	280,273
Total revenue	$3,997,930	$3,543,309	$3,326,445

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property and equipment and deposits and other assets and exclude goodwill and intangible assets.

	January 29, 2012	January 30, 2011
Long-lived assets:	(In thousands)
United States	$563,699	$529,797
Taiwan	40,199	56,202
China	27,360	32,500
India	30,598	31,454
Europe	17,737	4,541
Other Asia Pacific	811	787
Total long-lived assets	$680,404	$655,281

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Revenue:
Customer A	11%	—	—
Customer B	—	12%	12%

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 29, 2012	January 30, 2011
Accounts Receivable:
Customer A	20%	11%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 19- Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2012 Quarters Ended
	January 29, 2012 (A, B)	October 30, 2011 (B)	July 31, 2011 (B)	May 1, 2011 (B)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$953,194	$1,066,180	$1,016,517	$962,039
Cost of revenue	$463,181	$509,463	$491,233	$477,536
Gross profit	$490,013	$556,717	$525,284	$484,503
Net income	$116,025	$178,273	$151,573	$135,219
Basic net income per share	$0.19	$0.29	$0.25	$0.23
Diluted net income per share	$0.19	$0.29	$0.25	$0.22

	Fiscal Year 2011 Quarters Ended
	January 30, 2011 (C)	October 31, 2010	August 1, 2010 (D, E, F)	May 2, 2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$886,376	$843,912	$811,208	$1,001,813
Cost of revenue	$460,017	$451,850	$676,916	$545,436
Gross profit	$426,359	$392,062	$134,292	$456,377
Net income (loss)	$171,651	$84,862	$(140,961)	$137,594
Basic net income (loss) per share	$0.29	$0.15	$(0.25)	$0.24
Diluted net income (loss) per share	$0.29	$0.15	$(0.25)	$0.23

(A)
Includes, an additional charge of $7.3 million associated with the fair value prescribed to the settlement between the Company and Rambus. On February 7, 2012, the Company and Rambus entered into a licensing agreement and both parties also agreed to settle all outstanding legal disputes.

(B)
Includes other acquisition related costs including transaction costs, compensation charges and restructuring costs related to the acquisition of Icera, Inc. of $1.3 million, $7.6 million, $6.4 million and $5.1 million for the first, second, third and fourth quarters of fiscal year 2012, respectively.

(C)
Includes a $57.0 million benefit, as a result of the Company and Intel entering into a new six-year cross licensing agreement. Both parties also agreed to settle all outstanding legal disputes. Please refer to Note 4 of these Notes to the Consolidated Financial Statements for details.

(D)
Includes a $13.4 million benefit from an insurance provider as reimbursement for some claims against us towards the cost arising from a weak die/packaging material set. Portions of the reimbursement are allocated to cost of revenue ($11.1 million) and legal expense ($2.3 million).

(E)	Includes a $192.3 million warranty charge against cost of revenue arising from a weak die/packaging material set.

(F)	Includes a $15.0 million charge related to a class action lawsuit settlement. Please refer to Note 14 of these Notes to the Consolidated Financial Statements for details.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 29, 2012
Allowance for doubtful accounts	$789	$449	(1)	$(265)	(4)	$973
Sales return allowance	$15,049	$25,331	(2)	$(26,499)	(5)	$13,881
Deferred tax valuation allowance	$148,016	$64,269	(3)	$—		$212,285
Year ended January 30, 2011
Allowance for doubtful accounts	$961	$875	(1)	$(1,047)	(4)	$789
Sales return allowance	$15,369	$26,517	(2)	$(26,837)	(5)	$15,049
Deferred tax valuation allowance	$113,442	$34,574	(3)	$—		$148,016
Year ended January 31, 2010
Allowance for doubtful accounts	$1,062	$550	(1)	$(651)	(4)	$961
Sales return allowance	$17,336	$24,790	(2)	$(26,757)	(5)	$15,369
Deferred tax valuation allowance	$92,541	$20,901	(3)	$—		$113,442

(1)  Allowances for doubtful accounts are charged to expenses.

(2) Represents allowance for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(3)  Represents change in valuation allowance primarily related to state deferred tax assets and acquired tax attributes of Icera that management has determined not likely to be realized due, in part, to projections of future taxable income of the respective jurisdictions.

(4)  Represents uncollectible accounts written off against the allowance for doubtful accounts.

(5) Represents allowance for sales returns written off.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of May 23, 2011	8-K	0-23985	3.2	5/24/2011
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1	4/3/2006
10.7+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/2004
10.8+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/2004
10.9+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/2004
10.10+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2	5/22/2008
10.11+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006
10.12+	2000 Nonstatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006
10.13+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007

10.14+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.15+	2007 Equity Incentive Plan	10-Q	0-23985	10.15	12/7/2010
10.16+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.17+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.18+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.19+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.20+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.21+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.22+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.23+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.24+	2007 Equity Incentive Plan – Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.25+	Fiscal Year 2012 Variable Compensation Plan	8-K	0-23985	10.1	3/25/2011
10.26+	Fiscal Year 2011 Variable Compensation Plan	8-K	0-23985	10.1	5/5/2010
10.27	Transition and Consulting Agreement, dated March 15, 2011, between David L.White and NVIDIA Corporation	8-K	0-23985	10.1	3/15/2011
10.28+	Offer Letter, dated March 16, 2011, between NVIDIA Corporation and Michael Byron	8-K	0-23985	10.2	3/25/2011
10.29	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.3	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.31	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.32	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.33+	Fiscal Year 2011 Variable Compensation Plan (as amended September 7, 2010)	10-Q	0-23985	10.31	12/7/2010
10.34	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010	10-Q	0-23985	10.32	12/7/2010
10.35	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A	10-Q	0-23985	10.33	12/7/2010

10.36	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B	10-Q	0-23985	10.34	12/7/2010
10.37	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C	10-Q	0-23985	10.35	12/7/2010
10.38	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D	10-Q	0-23985	10.36	12/7/2010
10.39	Patent Cross License Agreement dated as of January 10, 2011, between NVIDIA Corporation and Intel Corporation	8-K	0-23985	10.1	01/10/2011
21.1*	List of Registrant’s Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2012.

NVIDIA Corporation
By:	/s/ Jen-Hsun Huang
Jen-Hsun Huang
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jen-Hsun Huang and Karen Burns, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012
Jen-Hsun Huang
/s/ KAREN BURNS	Vice President and Interim Chief Financial Officer (Principal Financial Officer)	March 13, 2012
Karen Burns
/s/ MICHAEL J. BYRON	Vice President of Finance (Principal Accounting Officer)	March 13, 2012
Michael J. Byron
/s/ TENCH COXE	Director	March 13, 2012
Tench Coxe
/s/ MARK STEVENS	Director	March 13, 2012
Mark Stevens
/s/ JAMES C. GAITHER	Director	March 13, 2012
James C. Gaither
/s/ HARVEY C. JONES	Director	March 13, 2012
Harvey C. Jones
/s/ MARK L. PERRY	Director	March 13, 2012
Mark L. Perry
/s/ WILLIAM J. MILLER	Director	March 13, 2012
William J. Miller
/s/ A. BROOKE SEAWELL	Director	March 13, 2012
A. Brooke Seawell
/s/ ROBERT BURGESS	Director	March 13, 2012
Robert Burgess

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of May 23, 2011	8-K	0-23985	3.2	5/24/2011
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	1998 Non-Employee Directors’ Stock Option Plan, as amended	8-K	0-23985	10.1	4/3/2006
10.7+	1998 Non-Employee Directors’ Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/2004
10.8+	1998 Non-Employee Directors’ Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/2004
10.9+	1998 Non-Employee Directors’ Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/2004
10.10+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2	5/22/2008
10.11+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006
10.12+	2000 Nonstatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006
10.13+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007

10.14+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.15+	2007 Equity Incentive Plan	10-Q	0-23985	10.15	12/7/2010
10.16+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.17+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.18+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.19+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.20+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.21+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.22+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.23+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.24+	2007 Equity Incentive Plan – Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.25+	Fiscal Year 2012 Variable Compensation Plan	8-K	0-23985	10.1	3/25/2011
10.26+	Fiscal Year 2011 Variable Compensation Plan	8-K	0-23985	10.1	5/5/2010
10.27	Transition and Consulting Agreement, dated March 15, 2011, between David L.White and NVIDIA Corporation	8-K	0-23985	10.1	3/15/2011
10.28+	Offer Letter, dated March 16, 2011, between NVIDIA Corporation and Michael Byron	8-K	0-23985	10.2	3/25/2011
10.29	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.3	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.31	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.32	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.33+	Fiscal Year 2011 Variable Compensation Plan (as amended September 7, 2010)	10-Q	0-23985	10.31	12/7/2010
10.34	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010	10-Q	0-23985	10.32	12/7/2010
10.35	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A	10-Q	0-23985	10.33	12/7/2010

10.36	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B	10-Q	0-23985	10.34	12/7/2010
10.37	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C	10-Q	0-23985	10.35	12/7/2010
10.38	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D	10-Q	0-23985	10.36	12/7/2010
10.39	Patent Cross License Agreement dated as of January 10, 2011, between NVIDIA Corporation and Intel Corporation	8-K	0-23985	10.1	01/10/2011
21.1*	List of Registrant’s Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed Herewith

+  Management contract or compensatory plan or arrangement.

#  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050.