Form 10-Q
period 2012-04-29
NVIDIA CORP
filed 2012-05-23
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2012
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
Yes ☐ No ☒
         The number of shares of common stock, $0.001 par value, outstanding as of May 18, 2012, was 618,804,109

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 29, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	April 29,	May 1,
	2012	2011

Revenue	$924,877	$962,039
Cost of revenue	461,513	477,536
Gross profit	463,364	484,503
Operating expenses
Research and development	283,902	231,524
Sales, general and administrative	106,636	98,117
Total operating expenses	390,538	329,641
Income from operations	72,826	154,862
Interest income	5,198	5,313
Other expense	(929)	(3,690)
Income before income tax expense	77,095	156,485
Income tax expense	16,658	21,266
Net income	$60,437	$135,219

Basic net income per share	$0.10	$0.23
Shares used in basic per share computation	615,780	594,802

Diluted net income per share	$0.10	$0.22
Shares used in diluted per share computation	623,786	613,474

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 29,	May 1,
	2012	2011

Net income	$60,437	$135,219
Net change in unrealized gains (losses) on available-for-sale securities	(102)	1,209
Less: reclassification adjustments for net realized gains on available-for-sale securities included in net income	(132)	(81)
Income tax (expense) benefit related to items of other comprehensive income	67	(279)
Other comprehensive income (loss), net of tax	$(167)	$849
Total comprehensive income	$60,270	$136,068

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	April 29,	January 29,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$369,135	$667,876
Marketable securities	2,761,677	2,461,700
Accounts receivable, net	411,155	336,143
Inventories	342,707	340,297
Prepaid expenses and other	97,511	49,411
Deferred income taxes	49,931	49,931
Total current assets	4,032,116	3,905,358
Property and equipment, net	553,541	560,072
Goodwill	641,030	641,030
Intangible assets, net	363,395	326,136
Other assets	118,085	120,332
Total assets	$5,708,167	$5,552,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395,578	$335,072
Accrued liabilities and other	551,826	594,886
Total current liabilities	947,404	929,958
Other long-term liabilities	452,505	455,807
Capital lease obligations, long-term	20,830	21,439
Commitments and contingencies - see Note 12	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	707	700
Additional paid-in capital	2,994,507	2,900,896
Treasury stock, at cost	(1,509,088)	(1,496,904)
Accumulated other comprehensive income	10,447	10,614
Retained earnings	2,790,855	2,730,418
Total stockholders' equity	4,287,428	4,145,724
Total liabilities and stockholders' equity	$5,708,167	$5,552,928

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 29,	May 1,
	2012	2011
Cash flows from operating activities:
Net income	$60,437	$135,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54,491	47,764
Stock-based compensation expense	35,569	31,739
Other	5,451	2,195
Deferred income taxes	3,630	8,415
Excess tax benefits from stock-based compensation	(8,675)	(13,644)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(75,369)	5,820
Inventories	(2,191)	(35,183)
Prepaid expenses and other current assets	(48,100)	(3,964)
Other assets	(1,882)	3,226
Accounts payable	33,516	53,740
Accrued liabilities and other long-term liabilities	(66,085)	(63,127)
Net cash provided by (used in) operating activities	(9,208)	172,200
Cash flows from investing activities:
Purchases of marketable securities	(814,222)	(427,874)
Proceeds from sales and maturities of marketable securities	507,875	206,946
Purchases of property and equipment and intangible assets	(28,923)	(31,195)
Other	216	(383)
Net cash used in investing activities	(335,054)	(252,506)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	37,361	85,286
Payments under capital lease obligations	(515)	(352)
Excess tax benefits from stock-based compensation	8,675	13,644
Net cash provided by financing activities	45,521	98,578
Change in cash and cash equivalents	(298,741)	18,272
Cash and cash equivalents at beginning of period	667,876	665,361
Cash and cash equivalents at end of period	$369,135	$683,633
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,010	$1,404
Cash paid for interest on capital lease obligations	$744	$761
Other non-cash activities:
Assets acquired by assuming related liabilities	$55,256	$6,416
Change in unrealized gains (losses) from marketable securities	$(167)	$850

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

Fiscal Year

We operate on a 52 or 53-week year, ending on the last Sunday in January.  Fiscal year 2013 and fiscal year 2012 are both 52-week years. The first quarters of fiscal years 2013 and 2012 are both 13-week quarters.

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

Adoption of New and Recently Issued Accounting Pronouncements

In the first quarter of fiscal year 2013, we adopted an amended standard that increases the prominence of items reported in other comprehensive income. This amended standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all changes in stockholders' equity-except investments by, and distributions to, owners-be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this amended standard impacted the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Stock-Based Compensation

We measure stock-based compensation expense at the grant date of the related equity awards, based on the fair value of the awards, and recognize the expense using the straight-line attribution method over the requisite employee service period adjusted for estimated forfeitures. We estimate the fair value of employee stock options on the date of grant using a binomial model and use the closing trading price of our common stock on the date of grant as the fair value of awards of restricted stock units, or RSUs. We calculate the fair value of our employee stock purchase plan using the Black-Scholes model.

Our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 29, 2012	May 1, 2011
	(In thousands)
Cost of revenue	$2,526	$2,477
Research and development	$21,207	$18,589
Sales, general and administrative	$11,836	$10,673
Total	$35,569	$31,739

During the three months ended April 29, 2012, we granted approximately 2.9 million options with an estimated total grant-date fair value of $16.2 million and a weighted average grant-date fair value of $5.52 per option. During the three months ended April 29, 2012, we granted approximately 3.3 million RSUs, with an estimated total grant-date fair value of $48.2 million and a weighted average grant-date fair value of $14.58 per RSU.

During the three months ended May 1, 2011, we granted approximately 2.9 million stock options, with an estimated total grant-date fair value of $26.6 million and a weighted average grant-date fair value of $9.24 per option.  During the three months ended May 1, 2011, we granted approximately 3.3 million RSUs, with an estimated total grant-date fair value of $59.6 million and a weighted average grant-date fair value of $18.18 per RSU.

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $11.5 million and $15.4 million for the three months ended April 29, 2012 and May 1, 2011. As of April 29, 2012 and May 1, 2011, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $212.9 million and $194.3 million, respectively, adjusted for estimated forfeitures.  As of April 29, 2012 and May 1, 2011, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.7 years and 2.2 years, respectively. As of April 29, 2012 and May 1, 2011, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.8 years and 2.7 years, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended
	April 29, 2012	May 1, 2011
Stock Options	(Using a binomial model)
Expected life (in years)	4.2 -4.7	4.4-5.4
Risk free interest rate	2.0%-2.3%	3.2%-3.8%
Volatility	43%-46%	50%-61%
Dividend yield	—	—

Three Months Ended
	April 29, 2012	May 1, 2011
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5-2.0	0.5-2.0
Risk free interest rate	0.1%-0.3%	0.2%-0.7%
Volatility	44%	57%
Dividend yield	—	—

Equity Award Activity

The following summarizes the stock option and RSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 29, 2012	33,329	$14.44
Granted	2,937	$14.54
Exercised	(2,015)	$9.72
Cancelled	(1,521)	$17.32
Balances, April 29, 2012	32,730	$14.61

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 29, 2012	13,638	$15.10
Granted	3,306	$14.58
Vested	(2,470)	$14.14
Cancelled	(168)	$15.49
Balances, April 29, 2012	14,306	$15.14

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands, except per share data)
Numerator:
Net income	$60,437	$135,219
Denominator:
Denominator for basic net income per share, weighted average shares	615,780	594,802
Effect of dilutive securities:
Equity awards outstanding	8,006	18,672
Denominator for diluted net income per share, weighted average shares	623,786	613,474
Net income per share:
Basic net income per share	$0.10	$0.23
Diluted net income per share	$0.10	$0.22
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	23,430	10,401

Note 4 – Income Taxes

We recognized income tax expense of $16.7 million and $21.3 million for the three months ended April 29, 2012 and May 1, 2011, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 21.6% and 13.6% for the three months ended April 29, 2012 and May 1, 2011, respectively. The increase in our effective tax rate of 21.6% from 13.6% was primarily related to the expiration of the U.S. federal research tax credit in December 31, 2011, which provided no tax benefit for the three months ended April 29, 2012.
Our effective tax rate on income before tax for the three months ended April 29, 2012 of 21.6% was lower than the United States federal statutory rate of 35.0% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.
Our effective tax rate on income before tax for the three months ended May 1, 2011 of 13.6% was lower than the United States federal statutory rate of 35.0% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit. Further, our annual projected effective tax rate of 16.7% as of the three months ended May 1, 2011 differs from our effective tax rate of 13.6% for the first three months fiscal year 2012 due to favorable discrete events that occurred in the first three months of fiscal year 2012 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.
As of April 29, 2012, we recorded an increase of unrecognized tax benefits of approximately $49.6 million, which is primarily related to an income tax position with respect to an acquired tax attribute. The $49.6 million of unrecognized tax benefits recorded in the three months ended April 29, 2012 consists of $48.5 million recorded in non-current income tax payable and $1.1 million reflected as a reduction to the related deferred tax assets. Additionally, we recorded a decrease in the uncertain tax benefits related to the expiration of statutes of limitations in certain non-U.S. jurisdictions in the three months ended April 29, 2012 of approximately $3.8 million.  There have been no other significant changes to our unrecognized tax benefits, any related interest or penalties from our fiscal year ended January 29, 2012.  For the three months ended April 29, 2012, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.
While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 29, 2012, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

Note 5 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

We performed an impairment review of our investment portfolio as of April 29, 2012. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of April 29, 2012. The following is a summary of cash equivalents and marketable securities at April 29, 2012 and January 29, 2012:

	April 29, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$746,614	$1,501	$(148)	$747,967
Corporate debt securities	1,368,669	3,017	(345)	1,371,341
Mortgage backed securities issued by United States government-sponsored enterprises	170,388	5,616	(112)	175,892
Money market funds	37,598	—	—	37,598
Debt securities issued by United States Treasury	546,223	1,764	(15)	547,972
Total	$2,869,492	$11,898	$(620)	$2,880,770
Classified as:
Cash equivalents				$119,093
Marketable securities				2,761,677
Total				$2,880,770

	January 29, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$769,300	$1,605	$(151)	$770,754
Corporate debt securities	1,114,439	3,268	(260)	1,117,447
Mortgage backed securities issued by United States government-sponsored enterprises	156,668	4,964	(73)	161,559
Money market funds	290,732	—	—	290,732
Debt securities issued by United States Treasury	533,616	2,161	(3)	535,774
Total	$2,864,755	$11,998	$(487)	$2,876,266
Classified as:
Cash equivalents				$414,566
Marketable securities				2,461,700
Total				$2,876,266

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at April 29, 2012 and January 29, 2012 and are shown below by contractual maturity.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	April 29, 2012		January 29, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,331,340	$1,333,644	$1,705,916	$1,708,154
Due in 1 - 5 years	1,380,573	1,385,115	1,047,956	1,053,265
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	157,579	162,011	110,883	114,847
Total	$2,869,492	$2,880,770	$2,864,755	$2,876,266

Net realized gains for the three months ended April 29, 2012 and May 1, 2011 were not significant.

Note 6 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three months ended April 29, 2012.

Financial assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 29, 2012	(Level 1)	(Level 2)
	(In thousands)
Debt securities issued by United States government agencies (1)	$747,967	$—	$747,967
Debt securities issued by United States Treasury (2)	547,972	—	547,972
Corporate debt securities (3)	1,371,341	—	1,371,341
Mortgage-backed securities issued by government-sponsored entities (4)	175,892	—	175,892
Money market funds (5)	37,598	37,598	—
Total cash equivalents and marketable securities	$2,880,770	$37,598	$2,843,172

(1)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

(2)	Includes $4.0 million in Cash Equivalents and $544.0 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(3)	Includes $77.5 million in Cash Equivalents and $1,293.8 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(4)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

(5)	Included in Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(In years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	—
Total	$99,161

Note 8- Business Combinations

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

The allocation of purchase consideration to assets and liabilities is not yet finalized. We continue to evaluate the fair value of certain assets and liabilities related to the acquisition of Icera. Additional information, which existed as of the acquisition date but was at that time unknown to us, may become known to us during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

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

The goodwill of $271.2 million arising from the acquisition is primarily attributed to the assembled workforce of Icera and premium paid over net assets acquired.  Goodwill recognized is not expected to be deductible for tax purposes. We have determined that goodwill from the acquisition of Icera should be allocated to our Consumer Products Business, or CPB, operating segment.   In addition, revenue contribution from Icera was not significant for the first three months of fiscal year 2013.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In-Process Technology

In-process technology, or IPR&D, represents the fair values of incomplete Icera research and development projects that had not reached technological feasibility as of the date of acquisition. In the future, the fair value of each project at the acquisition date will be either amortized or impaired depending on whether the projects are completed or abandoned.

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

Note 9 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	April 29, 2012			January 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology licenses	$357,868	$(110,691)	$247,177	$319,930	$(99,302)	$220,628
Acquisition-related intangible assets	172,039	(83,593)	88,446	172,039	(79,261)	92,778
Patents	48,403	(20,631)	27,772	32,456	(19,726)	12,730
Total intangible assets	$578,310	$(214,915)	$363,395	$524,425	$(198,289)	$326,136

The increase in gross carrying amount of intangible assets is primarily due to an agreement entered into during the quarter to acquire a patent portfolio for our mobile business.

Amortization expense associated with intangible assets for the three months ended April 29, 2012 was $16.6 million. Amortization expense associated with intangible assets for the three months ended May 1, 2011 was $10.9 million. Amortization expense increased compared to the prior year primarily due to the addition of acquisition-related intangible assets from the Icera acquisition completed on June 10, 2011. Please refer to Note 8 of these Notes to Condensed Consolidated Financial Statements for further information regarding the Icera business combination. Future amortization expense related to the net carrying amount of intangible assets at April 29, 2012 is estimated to be $50.6 million for the remainder of fiscal year 2013, $59.5 million in fiscal year 2014, $59.5 million in fiscal year 2015, $57.3 million in fiscal year 2016, $48.0 million in fiscal year 2017 and a total of $88.5 million in fiscal year 2018 and fiscal years subsequent to fiscal year 2018.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 29,	January 29,
	2012	2012
Inventories:	(In thousands)
Raw materials	$108,589	$84,927
Work in-process	82,779	62,934
Finished goods	151,339	192,436
Total inventories	$342,707	$340,297

At April 29, 2012, we had outstanding inventory purchase obligations totaling approximately $594.8 million.

	April 29,	January 29,
	2012	2012
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$16,375	$12,965
Prepaid insurance	4,537	3,502
Prepaid taxes	57,369	10,069
Prepaid rent	2,606	3,410
Other	16,624	19,465
Total prepaid expenses and other	$97,511	$49,411

	April 29,	January 29,
	2012	2012
	(In thousands)
Accrued Liabilities:
Deferred revenue	$272,367	$270,649
Accrued customer programs (1)	143,099	143,972
Warranty accrual (2)	17,070	18,406
Accrued payroll and related expenses	51,943	88,879
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short- term	9,068	6,941
Other	27,679	35,439
Total accrued liabilities and other	$551,826	$594,886

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	April 29,	January 29,
	2012	2012
	(In thousands)
Other Long-Term Liabilities:
Deferred income tax liability	$133,004	$133,288
Income taxes payable, long term	108,281	63,007
Asset retirement obligation	10,321	10,199
Deferred revenue	134,338	200,370
Other long-term liabilities	66,561	48,943
Total other long-term liabilities	$452,505	$455,807

Note 11 - Guarantees

U.S. GAAP requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, U.S. GAAP requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three months ended April 29, 2012 and May 1, 2011 were as follows:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Balance at beginning of period (1)	$18,406	$107,896
Additions	1,679	1,406
Deductions (2)	(3,015)	(28,578)
Balance at end of period	$17,070	$80,724

(1)  Includes $13.2 million and $103.7 million related to warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set for the three months ended April 29, 2012 and May 1, 2011, respectively.

(2) Includes $1.2 million and $23.4 million for the three months ended April 29, 2012 and May 1, 2011, respectively, in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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
Rambus Inc.
On July 10, 2008, Rambus Inc. filed suit against NVIDIA, asserting patent infringement of 17 patents claimed to be owned by Rambus. Rambus sought damages, enhanced damages and injunctive relief. The lawsuit was filed in the Northern District of California in San Jose, California. On July 11, 2008, NVIDIA filed suit against Rambus in the Middle District of North Carolina asserting numerous claims, including antitrust and other claims. NVIDIA sought damages, enhanced damages and injunctive relief. Rambus subsequently dropped two patents from its lawsuit in the Northern District of California. The two cases were consolidated into a single proceeding in the San Francisco division of the Northern District of California. On April 13, 2009, the Court issued an order staying motion practice and allowing only certain document discovery to proceed. On February 11, 2011, the Court lifted the stay and ordered that discovery on other issues could proceed. The Court thereafter opened motion practice and discovery with respect to ten patents, referred to as the “Farmwald” and “Barth II” patents. Most of the “Farmwald” patents were also subject to patent reexamination requests.
On November 6, 2008, Rambus filed a complaint alleging a violation of 19 U.S.C. Section 1337 based on a claim of patent infringement of nine Rambus patents against NVIDIA and 14 other respondents with the U.S. International Trade Commission, or ITC. Rambus subsequently withdrew four of the nine patents at issue. The complaint sought an exclusion order barring the importation of products that allegedly infringe the now five Rambus patents. The ITC instituted the investigation and a hearing was held October 13-20, 2009. The Administrative Law Judge issued an Initial Determination on January 22, 2010, which found the asserted claims of two patents in one patent family infringed but invalid, and the asserted claims of three patents in a separate patent family, valid, infringed and enforceable. This decision was reviewed by the ITC. The ITC issued a Final Decision on July 26, 2010. In its Final Decision, the ITC found that NVIDIA infringed three related patents and issued a limited exclusion order prohibiting import of certain NVIDIA products. NVIDIA appealed certain aspects of the ruling that were unfavorable to NVIDIA. Rambus also appealed certain aspects of the ruling that were unfavorable to Rambus. A hearing was held on October 6, 2011 and a decision regarding the appeal has not yet been issued.
On May 13, 2011, the Federal Circuit issued opinions in two related cases that addressed issues material to the disputes between Rambus and certain other parties in the ITC. Those opinions could have positively affected NVIDIA's defenses in all of the cases brought against NVIDIA by Rambus. In those opinions, the Federal Circuit held Rambus destroyed documents when it had a legal duty to preserve them and that, if done in bad faith, Rambus is to bear the “heavy burden” to prove that NVIDIA suffered no prejudice in its ability to defend the cases brought against it by Rambus. In the ITC's Final Decision, despite finding Rambus acted in bad faith, the ITC incorrectly placed the burden on NVIDIA to prove actual prejudice. The Federal Circuit remanded both cases to the respective district courts for further proceedings consistent with its opinions.
NVIDIA also sought reexamination of the patents asserted in the ITC, as well as other patents, in the United States Patent and Trademark Office, or USPTO. With respect to the claims asserted in the ITC, the USPTO issued a preliminary ruling invalidating many of the claims. The USPTO issued "Right to Appeal Notices" for the three patents found by the administrative law judge to be valid, enforceable and infringed. In the Right to Appeal Notices, the USPTO Examiner cancelled all asserted claims of one of the patents and allowed the asserted claims on the other two patents. Rambus and NVIDIA both sought review of the USPTO Examiner's adverse findings. On appeal, the Board of Patent Appeals and Interferences found the relevant claims of the three asserted “Barth I” patents subject to reexamination invalid.
Rambus has also been subject to an investigation in the European Union. NVIDIA was not a party to that investigation, but sought to intervene in the appeal of the investigation. As a result of Rambus' commitments to resolve that investigation, for a period of five years from the date of the resolution, Rambus must provide a license to memory controller manufacturers, sellers and/or companies that integrate memory controllers into other products. The license terms are set forth in a license made available on Rambus' website, or the Required Rambus License. On August 12, 2010, we entered into the Required Rambus License. Pursuant to the agreement, Rambus charges a royalty of (i) one percent of the net sales price per unit for certain memory controllers and (ii) two percent of the net sales price per unit for certain other memory controllers, provided that the maximum average net sales price per unit for these royalty bearing products shall be deemed not to exceed a maximum of $20. The agreement has a term until December 9, 2014. However, NVIDIA may terminate the agreement with thirty days prior written notice to Rambus. NVIDIA has already provided written notice to Rambus of its' intent to terminate effective immediately upon the removal of the ITC's limited exclusion order.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On December 1, 2010, Rambus filed a lawsuit against NVIDIA and several other companies alleging six claims for patent infringement. This lawsuit was brought in the Northern District of California and sought damages, enhanced damages and injunctive relief. On the same day, Rambus filed a complaint with the ITC alleging that NVIDIA and several other companies violated 19 U.S.C. Section 1337 based on a claim of patent infringement of three Rambus patents. Rambus sought exclusion of certain NVIDIA products from importation into the United States. The Northern District of California stayed the case pending resolution of the ITC investigation. The asserted patents are related to each other, and the three patents in the ITC complaint were also at issue in the lawsuit pending in the Northern District of California. Many of the patents at issue in these lawsuits were also being challenged in Rambus' other disputes with NVIDIA. A hearing before an Administrative Law Judge of the ITC was held from October 12-20, 2011, and no ruling has been issued to date.
On February 7, 2012, NVIDIA and Rambus entered into a settlement agreement and a patent license agreement. The two agreements resolve all disputes between NVIDIA and Rambus. The parties are in the process of dismissing all lawsuits, appeals, and ITC actions to the maximum extent allowable by law. The settlement did not have a significant impact on NVIDIA's consolidated financial statements.

Product Defect Litigation and Securities Cases
Product Defect Litigation
In September, October and November 2008, several putative consumer class action lawsuits were filed against us, asserting various claims arising from a weak die/packaging material set in certain versions of our previous generation products used in notebook configurations.   On February 26, 2009, the various lawsuits were consolidated in the United States District Court for the Northern District of California, San Jose Division, under the caption “The NVIDIA GPU Litigation.” On March 2, 2009, several of the parties filed motions for appointment of lead counsel and briefs addressing certain related issues.  On April 10, 2009, the District Court appointed Milberg LLP lead counsel.  On May 6, 2009, the plaintiffs filed an Amended Consolidated Complaint, alleging claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of the Implied Warranty of Merchantability under the laws of 27 other states, Breach of Warranty under the Magnuson-Moss Warranty Act, Unjust Enrichment, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California's Consumer Legal Remedies Act.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On July 22, 2011, a putative class action titled Granfield v. NVIDIA Corp. was filed in federal court in Massachusetts asserting claims for breach of implied warranties arising out of the weak die/packaging material set, on behalf of a class of consumers alleged to not be covered by the settlement approved by the California court in The NVIDIA GPU Litigation.  On November 3, 2011 the action was transferred to the Northern District of California, San Francisco Division, based upon stipulation of the parties.  On December 30, 2011, Plaintiff filed a First Amended Complaint asserting claims for violation of California Consumers Legal Remedies Act and Unfair Competition Law.  On March 19, 2012, Plaintiff filed a Second Amended Complaint asserting claims for California Consumers Legal Remedies Act and Unfair Competition Law violations, Breach of Implied Warranty, and violations of the Massachusetts consumer protection statutes. NVIDIA filed a motion to dismiss the Second Amended Complaint on April 12, 2012.
On September 27, 2011, a second putative class action captioned Van der Maas v. NVIDIA Corp., et al., was filed in the Central District of California against NVIDIA, Asustek Computer Inc., and Asustek Computer International on behalf of certain consumers alleged not to be covered by the NVIDIA GPU settlement.  This action asserted claims for violations of California's unfair competition laws, violation of California's Consumer Legal Remedies Act, negligence and strict liability, and violation of the Texas Business and Commerce Code Section 17.50.  On March 16, 2012, after Plaintiffs reached a settlement agreement with NVIDIA, Asustek Computer, Inc. and Asustek Computer International, Plaintiffs filed a notice of dismissal, and the Court dismissed the action on March 19, 2012.
Securities Cases
In September 2008, three putative securities class actions, or the Actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The Actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act. On October 30, 2008, the Actions were consolidated under the caption In re NVIDIA Corporation Securities Litigation, Civil Action No. 08-CV-04260-JW (HRL). Lead Plaintiffs and Lead Plaintiffs' Counsel were appointed on December 23, 2008. On February 6, 2009, co-Lead Plaintiff filed a Writ of Mandamus with the Ninth Circuit Court of Appeals challenging the designation of co-Lead Plaintiffs' Counsel. On February 19, 2009, co-Lead Plaintiff filed with the District Court, a motion to stay the District Court proceedings pending resolution of the Writ of Mandamus by the Ninth Circuit. On February 24, 2009, Judge Ware granted the stay. On November 5, 2009, the Court of Appeals issued an opinion reversing the District Court's appointment of one of the lead plaintiffs' counsel, and remanding the matter for further proceedings.   On December 8, 2009, the District Court appointed Milberg LLP and Kahn Swick & Foti, LLC as co-lead counsel.
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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three months ended April 29, 2012. Through April 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of April 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

Convertible Preferred Stock

As of April 29, 2012 and January 29, 2012, there were no shares of preferred stock outstanding.

Common Stock

We are authorized to issue up to 2,000,000,000 shares of our common stock at $0.001 per share par value.

Note 14 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We report financial information for three operating segments to our CODM: Graphics Processing Unit, or GPU, Business; Professional Solutions Business, or PSB; and Consumer Products Business, or CPB. The GPU business is comprised of our desktop, notebook, memory and chipset products. Our GPU business also includes license revenue in connection with our patent cross license agreement with Intel. The PSB includes Quadro workstation graphics and Tesla high-performance computing products. The CPB is comprised of Tegra based smartphone and tablet products as well as Icera baseband processors and radio frequency, or RF, transceivers. Our CPB also includes embedded products for entertainment and automotive devices as well as license and royalty revenue associated with game consoles.
In addition to these operating segments, we also have an “All Other” category that includes non-recurring charges and benefits which we do not allocate to our operating segments as these items are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges or benefits for the three months ended April 29, 2012 and May 1, 2011, respectively.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	PSB	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended April 29, 2012
Revenue	$579,721	$212,644	$132,512	$—	$924,877
Depreciation and amortization expense	$31,575	$4,385	$18,531	$—	$54,491
Operating income (loss)	$78,947	$95,787	$(101,908)	$—	$72,826
Three Months Ended May 1, 2011
Revenue	$637,589	$201,841	$122,609	$—	$962,039
Depreciation and amortization expense	$29,028	$6,118	$12,618	$—	$47,764
Operating income (loss)	$120,283	$69,885	$(35,306)	$—	$154,862

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Revenue:
China	$178,610	$289,484
Taiwan	276,318	282,937
Other Asia Pacific	178,677	132,587
United States	145,942	109,318
Other Americas	75,822	75,130
Europe	69,508	72,583
Total revenue	$924,877	$962,039

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 21% in the aggregate of our total revenue from two customers for the three months ended April 29, 2012 and approximately 11% of our total revenue from one customer for the three months ended May 1, 2011.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 21% of our accounts receivable balance from one customer at April 29, 2012 and approximately 20% of our accounts receivable balance from one customer at January 29, 2012.

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

NVIDIA, the NVIDIA logo, GeForce, Icera, Kepler, Quadro, Tegra, and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

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

Recent Developments, Future Objectives and Challenges

During the first quarter of fiscal year 2013, we launched our new Kepler GPU architecture. Our first Kepler products to be launched were the GeForce GTX 670 and GeForce GTX 680, which are faster, smaller and more power efficient than our previous architecture. We also introduced our third GeForce Kepler product, the GeForce GTX 690, which uses two Kepler GPUs to further enhance performance.

We also refreshed our notebook GPUs with the launch of the GeForce 600M series. Acer's Aspire Timeline M3, which incorporates the GeForce 600M, is the first Ultrabook with an NVIDIA GPU.

In addition, the first Tegra 3 phone, the HTC One X was launched during the first quarter of fiscal year 2013. Other noteworthy phone wins announced at Mobile World Congress in March, 2012 include ZTE, the first Tegra plus Icera phone, Fujitsu, LG and K-Touch.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We report financial information for three operating segments to our CODM: Graphics Processing Unit, or GPU, Business; Professional Solutions Business, or PSB; and Consumer Products Business, or CPB. The GPU business is comprised of our desktop, notebook, memory and chipset products. Our GPU business also includes license revenue in connection with our patent cross license agreement with Intel. The PSB includes Quadro workstation graphics and Tesla high-performance computing products. The CPB is comprised of Tegra based smartphone and tablet products as well as Icera baseband processors and radio frequency, or RF, transceivers. Our CPB also includes embedded products for entertainment and automotive devices as well as license and royalty revenue associated with game consoles.
In addition to these operating segments, we also have an “All Other” category that includes non-recurring charges and benefits that we do not allocate to our operating segments as these items are not included in the segment operating performance measures evaluated by our CODM. There were no non-recurring charges or benefits for the three months ended April 29, 2012 and May 1, 2011, respectively.  Please refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.
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

	Three Months Ended
	April 29, 2012	May 1, 2011
Revenue	100.0%	100.0%
Cost of revenue	49.9	49.6
Gross profit	50.1	50.4
Operating expenses
Research and development	30.7	24.1
Sales, general and administrative	11.5	10.2
Total operating expenses	42.2	34.3
Operating income	7.9	16.1
Interest and other income, net	0.5	0.2
Income before income tax	8.4	16.3
Income tax expense	1.8	2.2
Net income	6.6%	14.1%

Three Months Ended April 29, 2012 and May 1, 2011.

Revenue

Revenue was $924.9 million for our first quarter of fiscal year 2013, compared to $962.0 million for our first quarter of fiscal year 2012, which represents a decrease of approximately 3.9%.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue decreased approximately 9.1% to $579.7 million in the first quarter of fiscal year 2013, compared to $637.6 million for the first quarter of fiscal year 2012.  GPU revenues decreased primarily due to a decrease in the volume of our high-end desktop GPU driven by a supply shortage of our new generation of 28 nanometer Kepler products, offset slightly by an increase of mainstream desktop GPU sales volume. Revenues from our media and communications processors, or MCPs, decreased as these chipsets approach their end of life. Memory sales also decreased as a result of lower sales of high-end products in desktop. Offsetting these decreases were increases in notebook revenues due to both volume and richer product mix driven by strong design wins based on Intel's Ivy Bridge platform.  License revenue in connection with the License Agreement that we entered into with Intel in January 2011 also contributed to the revenue for our GPU business.

PSB. PSB revenue increased approximately 5.4% to $212.6 million in the first quarter of fiscal year 2013, compared to $201.8 million in the first quarter of fiscal year 2012.  This was mainly due to a richer product mix for our workstation and Tesla products and stronger enterprise spending.

CPB.  CPB revenue increased approximately 8.1% to $132.5 million in the first quarter of fiscal year 2013, compared to $122.6 million for the first quarter of fiscal year 2012.  This was primarily due to higher sales of our embedded entertainment products that increased in the first quarter of fiscal year 2013 when compared to the first quarter of fiscal year 2012 driven by customer refreshes of entertainment systems. Offsetting this increase was a decrease in our Tegra 2 based products, ahead of the full ramp of our Tegra 3 products for smartphone and tablet devices.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 76% and 81% of total revenue for the first quarter of fiscal years 2013 and 2012, respectively.  Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 21% in the aggregate of our total revenue from two customers for the first quarter of fiscal year 2013 and approximately 11% of our total revenue from one customer for the first quarter of fiscal year 2012.

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

Our overall gross margin was 50.1% and 50.4% for the first quarter of fiscal years 2013 and 2012, respectively.  The decrease in gross margin is attributable to less favorable product mix primarily from our desktop GPU business.

We expect our gross margin for the second quarter of fiscal year 2013 to improve when compared to first quarter of fiscal year 2013. We intend to continue to work to improve our gross margin by, among other things, focusing on delivering cost effective product architectures and enhancing our business processes.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business decreased between the first quarter of fiscal year 2013 and first quarter of fiscal year 2012.  GPU margins decreased primarily due to a decrease in the volume of our high-end desktop GPU driven by a supply shortage of our new generation of 28 nanometer Kepler products, offset slightly by an increase of mainstream desktop GPU sales volume.

PSB. The gross margin of our PSB improved in the first quarter of fiscal year 2013 when compared to first quarter of fiscal year 2012. Quadro and Tesla margins improved on account of a richer product mix, as well as higher sales volume for our Tesla products.

CPB.  The gross margin of our CPB decreased between the first quarter of fiscal year 2013 and first quarter of fiscal year 2012.  Gross margin for our mobile products decreased primarily on account of a shift in product mix from tablet to smartphones sales. Offsetting this was improvement in embedded entertainment revenue due to stronger arcade game sales.

Operating Expenses

	Three Months Ended
	April 29, 2012	May 1, 2011	$ Change	% Change
	($ in millions)
Research and development expenses	$283.9	$231.5	$52.4	22.6%
Sales, general and administrative expenses	106.6	98.1	8.5	8.7%
Total operating expenses	$390.5	$329.6	$60.9	18.5%
Research and development as a percentage of net revenue	30.7%	24.1%
Sales, general and administrative as a percentage of net revenue	11.5%	10.2%

Research and Development

Research and development expenses were $283.9 million and $231.5 million during the first quarter of fiscal years 2013 and 2012, respectively, an increase of $52.4 million, or 22.6%.  Compensation and benefits increased by $26.3 million and stock-based compensation increased by $2.6 million, both of which were primarily related to the growth in headcount. Development cost increased by $6.5 million as a result of development ramp up to the launch of Kepler 28 nanometer technology. Depreciation and amortization increased by $2.6 million primarily due to the amortization of new additional hardware and licenses. Also contributing to the increase were other acquisition-related costs of $4.1 million for compensation charges related to the retention program we have established for employees from our acquisition of Icera in June 2011 and $2.3 million of amortization expense for intangible assets associated with our acquisition of Icera.

Sales, General and Administrative

Sales, general and administrative expenses were $106.6 million and $98.1 million during the first quarter of fiscal years 2013 and 2012, respectively, an increase of $8.5 million, or 8.7%. Compensation and benefits increased by $6.9 million and stock-based compensation increased by $1.2 million, both of which were primarily related to growth in headcount. Also contributing to the increase were $0.6 million of amortization expense for intangible assets associated with our acquisition of Icera in June 2011.

We expect operating expenses to increase in the second quarter of fiscal year 2013 associated with personnel hires that we have made and a corporate donation to Stanford Hospital of $25.0 million.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $5.2 million and $5.3 million in the first quarter of fiscal years 2013 and 2012, respectively, a decrease of $0.1 million, primarily due to lower yields on investments in the first quarter of fiscal year 2013 when compared to the first quarter of fiscal year 2012.

Other Expense

Other expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other expense was $0.9 million in the first quarter of fiscal year 2013 compared to $3.7 million in the first quarter of fiscal year 2012, a decrease of $2.8 million. The decrease was primarily driven by lower foreign currency losses in the first quarter of fiscal year 2013 compared to first quarter of fiscal year 2012.

Income Taxes

We recognized income tax expense of $16.7 million and $21.3 million for the first quarter of fiscal years 2013 and 2012, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 21.6% and 13.6% for the first quarter of fiscal years 2013 and 2012, respectively. The increase in our effective tax rate of 21.6% from 13.6% was primarily related to the expiration of the U.S. federal research tax credit in December 31, 2011, which provided no tax benefit in the first quarter of fiscal year 2013.
Our effective tax rate on income before tax for the first quarter of fiscal year 2013 of 21.6% was lower than the United States federal statutory rate of 35.0% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.
Our effective tax rate on income before tax for the first quarter of fiscal year 2012 of 13.6% was lower than the United States federal statutory rate of 35.0% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit. Further, our annual projected effective tax rate of 16.7% as of the first quarter of fiscal year 2012 differs from our effective tax rate for the first quarter of fiscal year 2012 of 13.6% due to favorable discrete events that occurred in the first quarter of fiscal year 2012 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.
We expect our effective tax rate in the second quarter of fiscal year 2013 to be relatively consistent from the first quarter of fiscal year 2013.
   Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.
Liquidity and Capital Resources

	As of April 29, 2012	As of January 29, 2012
	(In millions)
Cash and cash equivalents	$369.1	$667.9
Marketable securities	2,761.7	2,461.7
Cash, cash equivalents, and marketable securities	$3,130.8	$3,129.6

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In millions)
Net cash (used in) provided by operating activities	$(9.2)	$172.2
Net cash used in investing activities	$(335.1)	$(252.5)
Net cash provided by financing activities	$45.5	$98.6

As of April 29, 2012, we had $3.13 billion in cash, cash equivalents and marketable securities, an increase of $1.2 million from cash, cash equivalents, and marketable securities as of January 29, 2012. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions which are required to follow our investment policy, which requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities used cash of $9.2 million and provided cash of $172.2 million during the first quarter of fiscal years 2013 and 2012, respectively. The decrease in cash provided by operating activities in the first quarter of fiscal year 2013 was primarily due to a decrease in our net income and an increase in accounts receivable as a result of the increased shipments towards the latter half of the first quarter of fiscal year 2013.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $335.1 million and $252.5 million during the first quarter of fiscal years 2013 and 2012, respectively. The increase in cash used for investing activities was as a result of increase in net purchases, sales and maturities of our available for sale investments.

Financing activities

Financing activities provided cash of $45.5 million and $98.6 million during the first quarter of fiscal years 2013 and 2012, respectively.  Net cash provided by financing activities decreased in the first quarter of fiscal year 2013 primarily due to a decrease of proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options during the first quarter of fiscal year 2013.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of April 29, 2012, we did not have any investments in auction-rate preferred securities.

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

 As of April 29, 2012 and January 29, 2012, we had $3.13 billion, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of April 29, 2012, we were in compliance with our investment policy.  As of April 29, 2012, our investments in government agencies and government sponsored enterprises represented approximately 51% of our total investment portfolio, while the financial sector accounted for approximately 29% of our total investment portfolio. Of the financial sector investments, 35% are guaranteed by the U.S. government. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of April 29, 2012.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the first quarter of fiscal year 2013

Net realized gains for the first quarter of fiscal years 2013 and 2012, were not significant.  As of April 29, 2012, we had a net unrealized gain of $11.3 million, which was comprised of gross unrealized gains of $11.9 million, offset by gross unrealized losses of $0.6 million. As of January 29, 2012, we had a net unrealized gain of $11.5 million, which was comprised of gross unrealized gains of $12.0 million, offset by $0.5 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. One customer accounted for approximately 21% of our accounts receivable balance at April 29, 2012. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Stock Repurchase Program

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement. We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the first quarter of fiscal year 2013 . Through April 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of April 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

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

We expect to spend approximately $105.0 million to $135.0 million for capital expenditures during the remainder of fiscal year 2013.

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Contractual Obligations

As of April 29, 2012, we had outstanding inventory purchase obligations totaling approximately $594.8 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

In addition, in connection with our completion of the acquisition of Icera on June 10, 2011, we have established a retention program in the aggregate amount of approximately $68.0 million to be paid out to Icera employees over a period of four years.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 29, 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of April 29, 2012 and January 29, 2012, we had $3.13 billion, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of April 29, 2012, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of April 29, 2012, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $15.4 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of April 29, 2012, our investments in government agencies and government sponsored enterprises represented approximately 51% of our total investment portfolio, while the financial sector accounted for approximately 29% of our total investment portfolio.  Of the financial sector investments, 35% are guaranteed by the U.S. government.  All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2% - 5%, fair market values for these investments would decline by approximately $45.9 - $114.8 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain (loss) included in determining net income for the first quarter of fiscal years 2013 and 2012 was $0.3 million and $(2.2) million, respectively.  Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at April 29, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 29, 2012, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to manufacture our semiconductor wafers using their fabrication equipment and techniques. A substantial portion of our wafers are supplied by TSMC. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any set pricing or minimum quantity of product at any time except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation. For example, due to capacity constraint at TSMC of our 28 nanometer Kepler graphics processing units, or GPUs, we were unable to fulfill customer demand for our high-end desktop GPU products, and as our sales mix shifted to our mainstream desktop GPU products, revenue and gross margins for the first quarter of fiscal year 2013 were negatively impacted compared to the prior quarter.
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
We use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we continuously evaluate the benefits of migrating our products to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive.  Our current product families are manufactured using 0.18 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer, 80 nanometer, 65 nanometer, 55 nanometer, 40 nanometer, and 28 nanometer process technologies.  Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development, which could negatively impact our operating expenses and gross margin.
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
Our current competitors include:

•
suppliers of GPUs, including chipsets that incorporate three-dimensional, or 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, Intel Corporation, Matrox Electronics Systems Ltd. and VIA Technologies, Inc.;

•
suppliers of system-on-chip products that support tablets, smartphones, automotive navigation and other similar devices, such as AMD, Broadcom Corporation, Freescale Semiconductor Inc., Fujitsu Limited, Intel, Marvell Technology Group Ltd., NEC Corporation, Qualcomm Incorporated, Renesas Electronics Corporation, Samsung Electronics Co. Ltd., Seiko Epson Corporation, ST-Ericsson, Texas Instruments Incorporated and Toshiba America Electronic Components, Inc.;

•	licensors of graphics technologies, such as ARM Holdings plc and Imagination Technologies Group plc; and

•
suppliers of cellular basebands, such as Broadcom, Freescale Semiconductor, GCT Semiconductor Inc., HiSilicon Technologies Co., Ltd., Intel, Marvell, Mediatek, Qualcomm, Renesas Electronics, Samsung, Spreadtrum Communications Co., Ltd, ST-Ericsson, Texas Instruments and VIA Technologies, Inc.

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
If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete.  We expect substantial competition from Intel and AMD, both of whom have a strategy of selling platform solutions, including integrating a central processing unit, or CPU, and a GPU on the same chip.  As Intel and AMD continue to pursue platform solutions and integrated CPUs, our business could be negatively impacted.
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

Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in-card and motherboard manufacturers, system builders and consumer electronics companies do not continue to design products that require more advanced or efficient processors and/or the market does not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline and the markets for our products could shrink. Decreased sales of our products for these markets could negatively impact our revenue and our financial results.
We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, and add-in board, or AIB, and motherboard manufacturers is an integral part of our future success. Our OEM, ODM and AIB and motherboard manufacturers' customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers' new system configurations. This requires that we:
•anticipate the features and functionality that customers and consumers will demand;
•incorporate those features and functionalities into products that meet the exacting design requirements of our customers;
•price our products competitively; and
•introduce products to the market within our customers' limited design cycles.

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
The success of our business also depends on market acceptance of new consumer products and technologies, such as smartphones, smartbooks, tablets and other similar consumer electronics devices, which contain our products.  As markets for these new consumer products emerge, we may encounter new sources of competition as well as customers who have different requirements than those in the personal computer, or PC, business.  If market acceptance of such products and technologies is not attained, our ability to compete and maintain or increase revenues will be adversely affected.
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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change, medical epidemics or pandemics and other natural or man-made disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a majority of our principal information technology, or IT, data centers are located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in this geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China and Korea. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However, in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.
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
We receive a significant amount of our revenue from a limited number of customers.  Revenue from significant customers, those representing 10% or more of total revenue, was approximately 21% in the aggregate of our total revenue from two customers for the first quarter of fiscal year 2013 and approximately 11% of our total revenue from one customer for the first quarter of fiscal year 2012.  Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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
Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 42.2% and 34.3% of our total revenue for the first quarter of fiscal years 2013 and 2012, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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
In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, following our announcement in July 2008 that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation media and communication processor, or MCP, and GPU products and that we were revising financial guidance for our second fiscal quarter of 2009, the trading price of our common stock declined.  In September, October and November 2008, several putative class action lawsuits were filed against us relating to this announcement. Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further information regarding these lawsuits. Due to changes in the potential volatility of our stock price, we may be the target of securities litigation in the future. Such lawsuits could result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.
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
Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 21% of our accounts receivable balance from one customer at April 29, 2012.
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
If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 5,242 and 4,437 full-time employees as of April 29, 2012 and May 1, 2011, respectively.  Research and development expenditures were $283.9 million and $231.5 million for the first quarter of fiscal years 2013 and 2012, respectively.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.
We are subject to risks associated with international operations which may harm our business.
We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 76% and 81% of our revenue for the first quarter of fiscal years 2013 and 2012, respectively, from sales to customers outside the United States and other Americas.  As of April 29, 2012, we had offices in 15 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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
Our cash equivalent and marketable securities portfolio as of April 29, 2012 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of April 29, 2012, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business.
As of April 29, 2012, we recorded a total cumulative net warranty charge of $475.9 million, of which $466.4 million has been charged against cost of revenue, to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configuration. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. Although we believe this issue has been nearly fully remediated, we remain committed to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures.
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
We are a party to other litigation as both a defendant and as a plaintiff.  For example, we are engaged in litigation with parties related to our acquisition of 3dfx in 2001. Please refer to Note 12 of the Notes to the Consolidated Financial Statements for further details on this lawsuit. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling or importing certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could also harm our relationships with existing customers and result in the diversion of management's time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.
Changes in United States tax legislation regarding our foreign earnings could materially impact our business.

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Throughout the period of President Obama's administration, the White House has proposed various international tax measures, some of which, if enacted into law would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

Our operating results may be adversely affected if we are subject to unexpected tax liabilities.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. Tax rates vary among the jurisdictions in which we operate. Significant judgment is required in determining our provision for our income taxes as there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any of the below could cause our effective tax rate to be materially different than that which is reflected in historical income tax provisions and accruals:

•the jurisdictions in which profits are determined to be earned and taxed;

•adjustments to estimated taxes upon finalization of various tax returns;

•changes in available tax credits;

•changes in share-based compensation expense;

•
changes in tax laws, the interpretation of tax laws either in the United States or abroad or the issuance of  new interpretative accounting guidance related to transactions and calculations where the tax  treatment was previously uncertain; and

•the resolution of issues arising from tax audits with various tax authorities.

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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $35.6 million, and $31.7 million for the first quarter of fiscal years 2013 and 2012, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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
Provisions in our certificate of incorporation, our bylaws and our agreement with Microsoft Corporation could delay or prevent a change in control.
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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the first quarter of fiscal year 2013.  Through April 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of April 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to an additional amount of $1.24 billion through May 2013.

ITEM 5. OTHER INFORMATION

2012 Director Compensation
Effective with the 2012 Annual Meeting of Stockholders on May 17, 2012, or the 2012 Meeting, each non-employee member of our Board of Directors will receive the following compensation, or the 2012 Program, for their service until our 2013 Annual Meeting of Stockholders, or the 2013 Meeting:
Annual Board Retainer: The 2012 Program provides that each non-employee director will receive an annual board retainer with an aggregate value of $300,000 for his service as a non-employee director as follows:

•	$75,000 (25%) in cash. The cash portion of the annual board retainer will be paid in four equal installments, on the first day of each three month period commencing with the date of the 2012 Meeting.

•
$225,000 (75%) in equity. The equity portion of the annual board retainer, or the Annual Stock Retainer, will be in the form of restricted stock units, or RSUs, and/or non-statutory stock options, or Options, as determined below. The Annual Stock Retainer will be granted on the first trading day following the 2012 Meeting in accordance with, and subject to, the terms and conditions of our equity grant guidelines and under the terms of our 2007 Equity Incentive Plan and the applicable award agreements filed hereto as exhibits.

Allocation of Stock Retainer: Each non-employee director must elect to receive the Annual Stock Retainer: (i) 100% as RSUs, (ii) 100% as Options, or (iii) as a mix of 50% RSUs and 50% Options. In the absence of a timely election, the Annual Stock Retainer will be granted as 100% Options.
Vesting for Stock Retainer Awards: All RSUs and Options will be subject to vesting based on continuous service over the period starting on the date of the 2012 Meeting through May 15, 2013. The RSUs will vest in two equal installments and Options will vest in four equal installments over the service period.
Deferred Issuance of Shares under RSUs: Each non-employee director may also make an election (in a manner that complies with Section 409A of the Internal Revenue Code of 1986, as amended) to defer issuance of all of the shares of common stock that vest under the RSUs.
The forms of (i) Non-Employee Director Restricted Stock Unit (without deferral option), (ii) Non-Employee Director Restricted Stock Unit (with deferral option), and (iii) Non-Employee Director Stock Option Grant (2012 Annual Board Retainer) are attached hereto as Exhibits 10.2, 10.3 and 10.4, respectively.

Amended 2007 Plan

At the 2012 Meeting, our stockholders approved the amendment and restatement of the NVIDIA Corporation 2007 Equity Incentive Plan as the Amended 2007 Plan to, among other things, increase the number of shares of our common stock authorized for issuance under the Amended 2007 Plan by 25,000,000 shares and to extend the date of termination of the Amended 2007 Plan to March 21, 2022.

The NVIDIA Corporation 2007 Equity Incentive Plan, which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards and performance awards to our employees, directors and consultants, was originally approved by the Compensation Committee of our Board of Directors on April 24, 2007 and approved by our stockholders on June 21, 2007. On March 22, 2012, our Compensation Committee approved the Amended 2007 Plan, subject to approval by our stockholders. A more complete description of the Amended 2007 Plan may be found in our definitive proxy statement, filed with the SEC on April 4, 2012. That summary and the foregoing description are qualified in their entirety by reference to the text of the Amended 2007 Plan, which is filed as Exhibit 10.5 hereto and incorporated into this Item 5 by reference.

2012 Purchase Plan

At the 2012 Meeting, our stockholders also approved the NVIDIA Corporation 2012 Employee Stock Purchase Plan, or the 2012 Purchase Plan, which provides a means by which certain employees may be given an opportunity to purchase our common stock to attract, motivate, and retain the services of those individuals. The 2012 Purchase Plan is the successor to the NVIDIA Corporation 1998 Employee Stock Purchase Plan, or the 1998 Purchase Plan.

The total number of shares of our common stock reserved for issuance under the 2012 Purchase Plan will not exceed 55,432,333 shares, which represents the sum of (i) 32,000,000 newly requested shares, (ii) 8,432,333 shares that remained available for future offerings under the 1998 Purchase Plan as of May 17, 2012, the effective date of the 2012 Purchase Plan, and (iii) a maximum of 15,000,000 shares subject to outstanding purchase rights granted under the 1998 Purchase Plan that would otherwise have returned to the 1998 Purchase Plan (such as upon the cancellation or expiration of an outstanding purchase right), as such shares become available from time to time. If any purchase right granted under the 2012 Purchase Plan terminates without having been exercised, the shares of common stock not purchased under such purchase right will again become available for issuance under the 2012 Purchase Plan.

Shares of our common stock are offered under the 2012 Purchase Plan through a series of offering periods of such duration as determined by our Board of Directors or our Compensation Committee, each as a Plan Administrator, provided that in no event may an offering period exceed 27 months. The purchase price per share at which shares of our common stock are sold on each purchase date during an offering period will not be less than 85% of the lesser of (i) the fair market value per share of our common stock on that purchase date or (ii) the fair market value per share of our common stock on the first day of the offering period.

Generally, each regular employee (including officers) employed by us, by any of our parent or subsidiary companies designated by the Plan Administrator may participate in offerings under the 2012 Purchase Plan. However, no employee is eligible to participate in the 2012 Purchase Plan if, immediately after the grant of purchase rights, the employee would own, directly or indirectly, stock possessing 5% or more of the total combined voting power or value of all classes of our stock or of any of our parent or subsidiary companies, including any stock which such employee may purchase under all outstanding purchase rights and options. In addition, no employee may purchase more than $25,000 worth of our common stock, valued at the time each purchase right is granted, for each calendar year during which those purchase rights are outstanding.

The 2012 Purchase Plan was adopted by our Compensation Committee on March 22, 2012, subject to approval by our stockholders. A more complete description of the 2012 Purchase Plan may be found in our definitive proxy statement, filed with the SEC on April 4, 2012. That summary and the foregoing description are qualified in their entirety by reference to the text of the 2012 Purchase Plan, which is filed as Exhibit 10.6 hereto and incorporated into this Item 5 by reference.

Submission of Matters to a Vote of Security Holders

At the 2012 Meeting, the following proposals were adopted by the margin indicated. Proxies for the 2012 Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act, and there was no solicitation in opposition of management's solicitation.

1. The election of three (3) directors to serve for a one-year term until the 2013 Meeting. The results of the voting were as follows:

a.	Tench Coxe
	Number of shares For	401,758,544
	Number of shares Withheld	1,243,270
	Number of shares Abstaining	10,525,325
	Number of Broker Non-Votes	92,712,062

b.	Mark L. Perry
	Number of shares For	409,189,831
	Number of shares Withheld	1,209,743
	Number of shares Abstaining	3,127,565
	Number of Broker Non-Votes	92,712,062

c.	Mark A. Stevens
	Number of shares For	402,813,057
	Number of shares Withheld	1,590,410
	Number of shares Abstaining	9,123,672
	Number of Broker Non-Votes	92,712,062

The other directors whose term of office as a director continued after the 2012 Meeting are Robert K. Burgess, James C. Gaither, Jen-Hsun Huang, Harvey C. Jones, William J. Miller and A. Brooke Seawell.

2.	The approval of the Amended 2007 Plan. The results of the voting were as follows:

Number of shares For	323,414,966
Number of shares Against	87,147,721
Number of shares Abstaining	2,964,452
Number of Broker Non-Votes	92,712,062

3.	The approval of the 2012 Purchase Plan. The results of the voting were as follows:

Number of shares For	402,492,993
Number of shares Against	8,285,599
Number of shares Abstaining	2,748,547
Number of Broker Non-Votes	92,712,062

4.	The approval, on an advisory basis, of the compensation of our named executive officers as disclosed in our 2012 proxy statement. The results of the voting were as follows:

Number of shares For	397,899,955
Number of shares Against	12,558,803
Number of shares Abstaining	3,068,381
Number of Broker Non-Votes	92,712,062

5.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered accounting firm for our fiscal year ending January 27, 2013. The results of the voting were as follows:

Number of shares For	501,008,155
Number of shares Against	2,086,712
Number of shares Abstaining	3,144,334
Number of Broker Non-Votes	0

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1	NVIDIA Corporation Fiscal 2013 Variable Compensation Plan	8-K	000-23985	10.1	March 28, 2012
10.2*	2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)
10.3*	2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)
10.4*	2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)
10.5*	Amended and Restated 2007 Equity Incentive Plan
10.6*	2012 Employee Stock Purchase Plan
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 23, 2012

NVIDIA Corporation
By:	/s/ Karen Burns

Karen Burns
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1	NVIDIA Corporation Fiscal 2013 Variable Compensation Plan	8-K	000-23985	10.1	March 28, 2012
10.2*	2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)
10.3*	2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)
10.4*	2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)
10.5*	Amended and Restated 2007 Equity Incentive Plan
10.6*	2012 Employee Stock Purchase Plan
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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