Form 10-Q
period 2012-07-29
NVIDIA CORP
filed 2012-08-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2012
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of August 17, 2012, was 619,476,242 .

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 29, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011

Revenue	$1,044,270	$1,016,517	$1,969,147	$1,978,556
Cost of revenue	503,551	491,233	965,064	968,769
Gross profit	540,719	525,284	1,004,083	1,009,787
Operating expenses
Research and development	281,193	247,721	565,095	479,245
Sales, general and administrative	119,903	103,533	226,539	201,650
Total operating expenses	401,096	351,254	791,634	680,895
Income from operations	139,623	174,030	212,449	328,892
Interest income	5,316	5,266	10,514	10,579
Other income (expense), net	269	(1,749)	(660)	(5,439)
Income before income tax expense	145,208	177,547	222,303	334,032
Income tax expense	26,162	25,974	42,820	47,240
Net income	$119,046	$151,573	$179,483	$286,792

Basic net income per share	$0.19	$0.25	$0.29	$0.48
Shares used in basic per share computation	618,996	601,340	617,388	598,077

Diluted net income per share	$0.19	$0.25	$0.29	$0.47
Shares used in diluted per share computation	623,143	613,934	623,397	615,552

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011

Net income	$119,046	$151,573	$179,483	$286,792
Net change in unrealized gains on available-for-sale securities	1,111	3,871	1,009	5,079
Less: reclassification adjustments for net realized gains on available-for-sale securities included in net income	(208)	(320)	(340)	(401)
Income tax expense related to net unrealized and net realized gains on available-for-sale securities	(191)	(238)	(124)	(515)
Other comprehensive income, net of tax	$712	$3,313	$545	$4,163
Total comprehensive income	$119,758	$154,886	$180,028	$290,955

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	July 29,	January 29,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$499,618	$667,876
Marketable securities	2,778,482	2,461,700
Accounts receivable, net	445,312	336,143
Inventories	387,185	340,297
Prepaid expenses and other	53,323	49,411
Deferred income taxes	49,931	49,931
Total current assets	4,213,851	3,905,358
Property and equipment, net	574,056	560,072
Goodwill	641,030	641,030
Intangible assets, net	346,938	326,136
Other assets	116,006	120,332
Total assets	$5,891,881	$5,552,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$417,250	$335,072
Accrued liabilities and other	604,710	594,886
Total current liabilities	1,021,960	929,958
Other long-term liabilities	396,019	455,807
Capital lease obligations, long-term	20,237	21,439
Commitments and contingencies - see Note 12	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	713	700
Additional paid-in capital	3,040,979	2,900,896
Treasury stock, at cost	(1,509,087)	(1,496,904)
Accumulated other comprehensive income	11,159	10,614
Retained earnings	2,909,901	2,730,418
Total stockholders' equity	4,453,665	4,145,724
Total liabilities and stockholders' equity	$5,891,881	$5,552,928

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	July 29,	July 31,
	2012	2011
Cash flows from operating activities:
Net income	$179,483	$286,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	110,686	99,923
Stock-based compensation expense	67,824	67,689
Deferred income taxes	13,791	20,082
Excess tax benefits from stock-based compensation	(18,154)	(25,021)
Other	32,496	10,695
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(109,218)	(57,511)
Inventories	(46,834)	(2,169)
Prepaid expenses and other current assets	(3,912)	2,255
Other assets	494	(992)
Accounts payable	65,646	(8,366)
Accrued liabilities and other long-term liabilities	(100,624)	(139,156)
Net cash provided by operating activities	191,678	254,221
Cash flows from investing activities:
Purchases of marketable securities	(1,247,664)	(711,674)
Proceeds from sales and maturities of marketable securities	918,856	591,242
Purchases of property and equipment and intangible assets	(90,867)	(54,518)
Acquisition of businesses, net of cash acquired	—	(348,884)
Other	(82)	(1,890)
Net cash used in investing activities	(419,757)	(525,724)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	42,678	124,785
Payments under capital lease obligations	(1,011)	(731)
Excess tax benefits from stock-based compensation	18,154	25,021
Payment of notes payable assumed from acquisition	—	(10,319)
Net cash provided by financing activities	59,821	138,756
Change in cash and cash equivalents	(168,258)	(132,747)
Cash and cash equivalents at beginning of period	667,876	665,361
Cash and cash equivalents at end of period	$499,618	$532,614
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes, net	$(43,149)	$2,854
Cash paid for interest on capital lease obligations	$1,474	$1,510
Other non-cash activities:
Assets acquired by assuming related liabilities	$54,230	$13,673
Change in unrealized gains from marketable securities	$545	$4,163

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal year 2013 and fiscal year 2012 are both 52-week years. The second quarters of fiscal years 2013 and 2012 are both 13-week quarters.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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

For license arrangements that do not require significant customization but where we are obligated to provide further deliverables over the term of the license agreement, we record revenue over the life of the license term, with consideration received in advance of the performance period classified as deferred revenue.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  Adoption of New and Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued an amended standard to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for us in the fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect these new standards to significantly impact our consolidated condensed financial statements.
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

Our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In thousands)		(In thousands)
Cost of revenue	$2,649	$2,748	$5,175	$5,225
Research and development	18,885	21,697	40,092	40,286
Sales, general and administrative	10,721	11,505	22,557	22,178
Total	$32,255	$35,950	$67,824	$67,689

During the three and six months ended July 29, 2012, we granted approximately 0.7 million and 3.6 million stock options, with an estimated total grant-date fair value of $3.1 million and $19.3 million and a weighted average grant-date fair value of $4.80 and $5.16 per option, respectively. During the three and six months ended July 29, 2012, we granted approximately 0.7 million and 4.0 million RSUs, with an estimated total grant-date fair value of $8.3 million and $56.5 million and a weighted average grant-date fair value of $12.37 and $14.23 per RSU, respectively.

During the three and six months ended July 31, 2011, we granted approximately 0.4 million and 3.3 million stock options, with an estimated total grant-date fair value of $3.0 million and $29.7 million and a weighted average grant-date fair value of $7.11 and $8.97 per option, respectively.  During the three and six months ended July 31, 2011, we granted approximately 0.5 million and 3.7 million RSUs, with an estimated total grant-date fair value of $8.3 million and $67.9 million and a weighted average grant-date fair value of $17.95 and $18.15 per RSU, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $2.1 million and $13.6 million for the three and six months ended July 29, 2012, respectively, and $2.0 million and $17.5 million for the three and six months ended July 31, 2011, respectively. As of July 29, 2012 and July 31, 2011, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $197.4 million and $177.9 million, respectively, adjusted for estimated forfeitures.  As of July 29, 2012 and July 31, 2011, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.6 years and 2.2 years, respectively. As of July 29, 2012 and July 31, 2011, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.6 years and 2.5 years, respectively.

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

The fair value of stock options granted under our equity incentive plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Stock Options	(Using a binomial model)
Expected life (in years)	3.1-4.8	3.6-4.7	3.1-4.8	3.6-5.4
Risk free interest rate	1.5%-1.9%	2.9%-3.2%	1.5%-2.3%	2.9%-3.8%
Volatility	43%-48%	46%-49%	43%-48%	46%-61%
Dividend yield	—	—	—	—

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	—	—	0.5-2.0	0.5-2.0
Risk free interest rate	—	—	0.1%-0.3%	0.2%-0.7%
Volatility	—	—	44%	57%
Dividend yield	—	—	—	—

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following summarizes the stock option and RSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 29, 2012	33,329	$14.44
Granted	3,603	$14.14
Exercised	(2,727)	$9.13
Cancelled	(1,878)	$16.94
Balances, July 29, 2012	32,327	$14.71

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 29, 2012	13,638	$15.10
Granted	3,974	$14.23
Vested	(2,470)	$14.14
Cancelled	(364)	$15.51
Balances, July 29, 2012	14,778	$15.01

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income	$119,046	$151,573	$179,483	$286,792
Denominator:
Denominator for basic net income per share, weighted average shares	618,996	601,340	617,388	598,077
Effect of dilutive securities:
Equity awards outstanding	4,147	12,594	6,009	17,475
Denominator for diluted net income per share, weighted average shares	623,143	613,934	623,397	615,552
Net income per share:
Basic net income per share	$0.19	$0.25	$0.29	$0.48
Diluted net income per share	$0.19	$0.25	$0.29	$0.47
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	27,121	13,547	24,882	14,345

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

 We recognized income tax expense of $26.2 million and $42.8 million for the three and six months ended July 29, 2012, respectively, and $26.0 million and $47.2 million for the three and six months ended July 31, 2011, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 18.0% and 19.3% for the three and six months ended July 29, 2012, respectively, and 14.6% and 14.1% for the three and six months ended July 31, 2011, respectively. The increase in our effective tax rate in fiscal year 2013 was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2011, which provided no tax benefit for the three and six months ended July 29, 2012.
Our effective tax rate on income before tax for the first six months of fiscal year 2013 of 19.3% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax.
Our effective tax rate on income before tax for the first six months of fiscal year 2012 of 14.1% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit.

As of July 29, 2012, we recorded an increase of unrecognized tax benefits of approximately $51.8 million, which is primarily related to an income tax position with respect to an acquired tax attribute. The $51.8 million of unrecognized tax benefits recorded in the six months ended July 29, 2012 consists of $49.8 million recorded in non-current income tax payable and $2.0 million reflected as a reduction to the related deferred tax assets. Additionally, we recorded a decrease in the uncertain tax benefits related to the expiration of statutes of limitations in certain non-U.S. jurisdictions in the six months ended July 29, 2012 of approximately $4.7 million.  There have been no other significant changes to our unrecognized tax benefits, related interest or penalties from our fiscal year ended January 29, 2012.  For the six months ended July 29, 2012, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.
While we believe that we have adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 29, 2012, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of July 29, 2012. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of July 29, 2012. The following is a summary of cash equivalents and marketable securities at July 29, 2012 and January 29, 2012:

	July 29, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$788,140	$1,370	$(77)	$789,433
Corporate debt securities	1,209,149	3,706	(71)	1,212,784
Mortgage backed securities issued by United States government-sponsored enterprises	176,563	6,121	(54)	182,630
Money market funds	70,110	—	—	70,110
Debt securities issued by United States Treasury	630,696	1,350	(164)	631,882
Total	$2,874,658	$12,547	$(366)	$2,886,839
Classified as:
Cash equivalents				$108,357
Marketable securities				2,778,482
Total				$2,886,839

	January 29, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$769,300	$1,605	$(151)	$770,754
Corporate debt securities	1,114,439	3,268	(260)	1,117,447
Mortgage backed securities issued by United States government-sponsored enterprises	156,668	4,964	(73)	161,559
Money market funds	290,732	—	—	290,732
Debt securities issued by United States Treasury	533,616	2,161	(3)	535,774
Total	$2,864,755	$11,998	$(487)	$2,876,266
Classified as:
Cash equivalents				$414,566
Marketable securities				2,461,700
Total				$2,876,266

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at July 29, 2012 and January 29, 2012 and are shown below by contractual maturity.

	July 29, 2012		January 29, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,201,750	$1,203,585	$1,705,916	$1,708,154
Due in 1 - 5 years	1,481,638	1,487,704	1,047,956	1,053,265
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	191,270	195,550	110,883	114,847
Total	$2,874,658	$2,886,839	$2,864,755	$2,876,266

Net realized gains for the three and six months ended July 29, 2012 were $0.2 million and $0.3 million, respectively. Net realized gains for the three and six months ended July 31, 2011 were $0.3 million and $0.4 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three and six months ended July 29, 2012.

Financial assets and liabilities measured at fair value are summarized below:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 29, 2012	(Level 1)	(Level 2)
	(In thousands)
Debt securities issued by United States government agencies (1)	$789,433	$—	$789,433
Debt securities issued by United States Treasury (1)	631,882	—	631,882
Corporate debt securities (2)	1,212,784	—	1,212,784
Mortgage-backed securities issued by government-sponsored entities (1)	182,630	—	182,630
Money market funds (3)	70,110	70,110	—
Total cash equivalents and marketable securities	$2,886,839	$70,110	$2,816,729

(1)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

(2)	Includes $38.2 million in Cash Equivalents and $1,174.6 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(3)	Included in Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

Note 8 - Business Combinations

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

The fair values of the assets acquired and liabilities assumed by major class in the acquisition of Icera were recognized as follows (in thousands):

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

The goodwill of $271.2 million arising from the acquisition is primarily attributed to the assembled workforce of Icera and premium paid over net assets acquired.  Goodwill recognized is not expected to be deductible for tax purposes. We have determined that goodwill from the acquisition of Icera should be allocated to our Consumer Products Business, or CPB, operating segment.   In addition, revenue contribution from Icera was not significant for the three and six months ended July 29, 2012.

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

The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows from each project under development were estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return were the weighted average cost of capital, the return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

Customer Relationships

Customer relationships represent the fair value of projected cash flows that will be derived from the sale of products to Icera’s existing customers based on existing, in-process, and future versions of the underlying technology.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	July 29, 2012			January 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Acquisition-related intangible assets	$172,039	$(87,659)	$84,380	$172,039	$(79,261)	$92,778
Patents and licensed technology	406,954	(144,396)	262,558	352,386	(119,028)	233,358
Total intangible assets	$578,993	$(232,055)	$346,938	$524,425	$(198,289)	$326,136

The increase in gross carrying amount of intangible assets is primarily due to an agreement entered into during the first quarter of fiscal year 2013 to acquire a patent portfolio for our CPB operating segment.

Amortization expense associated with intangible assets for the three and six months ended July 29, 2012 was $17.2 million and $33.8 million, respectively. Amortization expense associated with intangible assets for the three and six months ended July 31, 2011 was $15.6 million and $26.5 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of a patent portfolio and acquisition-related intangible assets from the Icera acquisition completed on June 10, 2011. Please refer to Note 8 of these Notes to Condensed Consolidated Financial Statements for further information regarding the Icera business combination. Future amortization expense related to the net carrying amount of intangible assets at July 29, 2012 is estimated to be $34.4 million for the remainder of fiscal year 2013, $66.5 million in fiscal year 2014, $66.4 million in fiscal year 2015, $60.9 million in fiscal year 2016, $50.4 million in fiscal year 2017 and a total of $68.3 million in fiscal year 2018 and fiscal years subsequent to fiscal year 2018.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 29,	January 29,
	2012	2012
Inventories:	(In thousands)
Raw materials	$87,117	$84,927
Work in-process	82,339	62,934
Finished goods	217,729	192,436
Total inventories	$387,185	$340,297

At July 29, 2012, we had outstanding inventory purchase obligations totaling approximately $669.9 million.

	July 29,	January 29,
	2012	2012
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$18,107	$12,965
Prepaid insurance	3,263	3,502
Prepaid taxes	10,069	10,069
Prepaid rent	2,635	3,410
Other	19,249	19,465
Total prepaid expenses and other	$53,323	$49,411

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 29,	January 29,
	2012	2012
Accrued Liabilities:	(In thousands)
Deferred revenue	$273,182	$270,649
Accrued customer programs (1)	149,074	143,972
Warranty accrual (2)	16,537	18,406
Accrued payroll and related expenses	94,350	88,879
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short-term	10,165	6,941
Other	30,802	35,439
Total accrued liabilities and other	$604,710	$594,886

(1)  Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2)  Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
(3)  Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	July 29,	January 29,
	2012	2012
Other Long-Term Liabilities:	(In thousands)
Deferred income tax liability	$143,165	$133,288
Income taxes payable, long-term	108,588	63,007
Asset retirement obligation	10,337	10,199
Deferred revenue	68,172	200,370
Other long-term liabilities	65,757	48,943
Total other long-term liabilities	$396,019	$455,807

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

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and six months ended July 29, 2012 and July 31, 2011 were as follows:

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period (1)	$17,070	$80,724	$18,406	$107,896
Additions	1,678	1,578	3,357	2,984
Deductions (2)	(2,211)	(28,484)	(5,226)	(57,062)
Balance at end of period	$16,537	$53,818	$16,537	$53,818

(1) Includes $11.6 million and $13.2 million for the three and six months ended July 29, 2012, respectively, and $76.4 million and $103.7 million for the three and six months ended July 31, 2011, respectively, related to warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

(2) Includes $0.7 million and $1.9 million for the three and six months ended July 29, 2012, respectively, and $16.7 million and $23.4 million for the three and six months ended July 31, 2011, respectively, in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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
In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx's bankruptcy estate served a complaint on NVIDIA asserting claims for, among other things, successor liability and fraudulent transfer and seeking additional payments from us.  The Trustee's fraudulent transfer theory alleged that NVIDIA had failed to pay reasonably equivalent value for 3dfx's assets, and sought recovery of the difference between the $70.0 million paid and the alleged fair value, which the Trustee estimated to exceed $50.0 million.  The Trustee's successor liability theory alleged NVIDIA was effectively 3dfx's legal successor and therefore was responsible for all of 3dfx's unpaid liabilities.
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
On December 21, 2006, the Bankruptcy Court scheduled a trial for one portion of the Trustee's case against NVIDIA. On January 2, 2007, NVIDIA terminated the settlement agreement on grounds that the Bankruptcy Court had failed to proceed toward confirmation of the Creditors' Committee's plan. A non-jury trial began on March 21, 2007 on valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. Specifically, the Bankruptcy Court tried four questions: (1) what did 3dfx transfer to NVIDIA in the APA; (2) of what was transferred, what qualifies as “property” subject to the Bankruptcy Court's avoidance powers under the Uniform Fraudulent Transfer Act and relevant bankruptcy code provisions; (3) what is the fair market value of the “property” identified in answer to question (2); and (4) was the $70.0 million that NVIDIA paid “reasonably equivalent” to the fair market value of that property. The parties completed post-trial briefing on May 25, 2007.
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
After extensive motion practice and litigation, plaintiffs on December 14, 2009 filed a Second Amended Consolidated Complaint seeking unspecified damages and asserting claims for violations of California Business and Professions Code Section 17200, Breach of Implied Warranty under California Civil Code Section 1792, Breach of Warranty under the Magnuson-Moss Warranty Act, violations of the New Jersey Consumer Fraud Act, Strict Liability and Negligence, and violation of California's Consumer Legal Remedies Act.
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
On July 12, 2012, the District Court dismissed six of the seven asserted causes of action with prejudice, allowing only one cause of action for violation of the Massachusetts consumer protection statute to continue, and instructed Plaintiff to file an amended complaint consistent with its Order. On August 15, 2012, Plaintiff indicated that he would not be filing an amended complaint.

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
On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg. On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend. On December 2, 2010, co-Lead Plaintiffs filed a Second Consolidated Amended Complaint.  We moved to dismiss the Second Consolidated Amended Complaint on February 14, 2011. Following oral argument, on October 12, 2011, Judge Seeborg granted our motion to dismiss without leave to amend, and on November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. The appeal has been fully briefed, but the Ninth Circuit has not yet set a hearing date.
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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and six months ended July 29, 2012. Through July 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

Convertible Preferred Stock

As of July 29, 2012 and January 29, 2012, there were no shares of preferred stock outstanding.

Common Stock

We are authorized to issue up to 2,000,000,000 shares of our common stock at $0.001 per share par value.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We report financial information for three operating segments to our CODM: Graphics Processing Unit, or GPU, Business; Professional Solutions Business, or PSB; and Consumer Products Business, or CPB. The GPU business is comprised of our desktop, notebook, memory and chipset products. Our GPU business also includes license revenue in connection with our patent cross license agreement with Intel. The PSB includes Quadro workstation graphics and Tesla high-performance computing products. The CPB is comprised of Tegra based smartphone and tablet products as well as Icera baseband processors and radio frequency transceivers. Our CPB also includes embedded products for entertainment and automotive devices as well as license and royalty revenue associated with game consoles.
In addition to these operating segments, we also have an “All Other” category that includes non-recurring charges and benefits which we do not allocate to our operating segments as these items are not included in the segment operating performance measures evaluated by our CODM. On June 12, 2012, we pledged a charitable contribution of $25.0 million to Stanford Hospital and Clinics, payable over a ten year period. The charitable contribution was recorded at its net present value of $20.1 million and is considered a non-recurring charge for the three and six months ended July 29, 2012. There were no non-recurring charges or benefits for the three and six months ended July 31, 2011.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	PSB	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended July 29, 2012
Revenue	$668,298	$196,326	$179,646	$—	$1,044,270
Depreciation and amortization expense	$32,554	$4,446	$19,195	$—	$56,195
Operating income (loss)	$162,644	$86,838	$(89,732)	$(20,127)	$139,623
Three Months Ended July 31, 2011
Revenue	$638,544	$210,289	$167,684	$—	$1,016,517
Depreciation and amortization expense	$30,663	$5,869	$15,628	$—	$52,160
Operating income (loss)	$139,708	$69,863	$(35,541)	$—	$174,030
Six Months Ended July 29, 2012
Revenue	$1,248,019	$408,970	$312,158	$—	$1,969,147
Depreciation and amortization expense	$64,130	$8,831	$37,725	$—	$110,686
Operating income (loss)	$241,592	$182,625	$(191,641)	$(20,127)	$212,449
Six Months Ended July 31, 2011
Revenue	$1,276,133	$412,130	$290,293	$—	$1,978,556
Depreciation and amortization expense	$59,691	$11,987	$28,245	$—	$99,923
Operating income (loss)	$259,990	$139,748	$(70,846)	$—	$328,892

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Revenue:
China	$196,687	$232,732	$375,297	$522,216
Taiwan	340,144	281,609	616,463	564,546
Other Asia Pacific	212,367	205,524	391,044	338,111
United States	154,814	153,171	300,756	262,489
Other Americas	81,260	68,224	157,082	143,354
Europe	58,998	75,257	128,505	147,840
Total revenue	$1,044,270	$1,016,517	$1,969,147	$1,978,556

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 12% and 11% of our total revenue from one customer for the three and six months ended July 29, 2012, respectively. Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer for the three and six months ended July 31, 2011.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, was approximately 16% of our accounts receivable balance from one customer at July 29, 2012 and approximately 20% of our accounts receivable balance from one customer at January 29, 2012.

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

Overview

Our Company

NVIDIA is known to millions around the world for creating the graphics chips used in personal computers, or PCs, that bring games and home movies to life. With the invention of the graphics processing unit, or GPU, we introduced the world to the power of computer graphics. Today, we reach well beyond PC graphics. Our energy-efficient processors power a broad range of products, from smartphones to supercomputers. Our mobile processors are used in cell phones, tablets and auto infotainment systems. PC gamers rely on our GPUs to enjoy visually immersive worlds. Designers use GPUs to create visual effects in movies and create everything from golf clubs to jumbo jets. Researchers utilize GPUs to push the frontiers of science with high-performance computing. NVIDIA has nearly 5,000 patents granted and pending worldwide.

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

Recent Developments, Future Objectives and Challenges

GPU Business
During the second quarter of fiscal year 2013, original equipment manufacturers announced more Kepler-based notebooks. Noteworthy among them were new notebooks from Acer, Apple, Asus, Dell, HP, Lenovo, Samsung and Sony. During the first quarter of fiscal year 2013, we had refreshed our notebook GPUs with the launch of the GeForce 600M series. Acer's Aspire Timeline M3, which incorporates the GeForce 600M, is the first Ultrabook with an NVIDIA GPU.

During the first quarter of fiscal year 2013, we launched our new Kepler GPU architecture. Our first Kepler products to be launched were the GeForce GTX 670 and GeForce GTX 680, which are faster, smaller and more power efficient than our previous architecture. We also introduced our third GeForce Kepler product, the GeForce GTX 690, which uses two Kepler GPUs to further enhance performance.

Professional Solutions Business
During the second quarter of fiscal year 2013, we introduced the Tesla K10 and K20 GPU for use in high performance computing applications, including seismic processing, life sciences and video processing. Further, we announced that the space research organization in India was utilizing their Supercomputer for Aerospace with GPU Architecture, or SAGA, system to improve the design and analysis of new and existing satellite launch vehicles.

Consumer Products Business
During the second quarter of fiscal year 2013, Google announced that our Tegra 3 would power its Nexus 7 tablet. Nexus is the first device to run Jelly Bean, the latest version of the Android operating system. Also, Microsoft announced that a Tegra processor would be powering the Windows RT Surface tablet. Further, Fujitsu's Arrows X, a quad-core LTE smartphone powered by Tegra 3, began shipping into Japan in the second quarter of fiscal year 2013.

Tegra processors also began shipping in the 17-inch touchscreen infotainment and navigation system in Tesla Motors' new Model S.

During the first quarter of fiscal year 2013, the first Tegra 3 phone, the HTC One X, was launched. Other noteworthy phone wins announced at Mobile World Congress in March 2012 include ZTE, the first Tegra plus Icera phone, Fujitsu, LG and K-Touch.

Financial Information by Business Segment and Geographic Data

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We report financial information for three operating segments to our CODM: Graphics Processing Unit, or GPU, Business; Professional Solutions Business, or PSB; and Consumer Products Business, or CPB. The GPU business is comprised of our desktop, notebook, memory and chipset products. Our GPU business also includes license revenue in connection with our patent cross license agreement with Intel. The PSB includes Quadro workstation graphics and Tesla high-performance computing products. The CPB is comprised of Tegra based smartphone and tablet products as well as Icera baseband processors and radio frequency transceivers. Our CPB also includes embedded products for entertainment and automotive devices as well as license and royalty revenue associated with game consoles.

In addition to these operating segments, we also have an “All Other” category that includes non-recurring charges and benefits which we do not allocate to our operating segments as these items are not included in the segment operating performance measures evaluated by our CODM. On June 12, 2012, we pledged a charitable contribution of $25.0 million to Stanford Hospital and Clinics, payable over a ten year period. The charitable contribution was recorded at its net present value of $20.1 million and is considered a non-recurring charge for the second quarter and first half of fiscal year 2013. There were no non-recurring charges or benefits for the second quarter and first half of fiscal 2012.  Please refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.

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

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.2	48.3	49.0	49.0
Gross profit	51.8	51.7	51.0	51.0
Operating expenses
Research and development	26.9	24.4	28.7	24.2
Sales, general and administrative	11.5	10.2	11.5	10.2
Total operating expenses	38.4	34.6	40.2	34.4
Operating income	13.4	17.1	10.8	16.6
Interest and other income, net	0.5	0.3	0.5	0.3
Income before income tax	13.9	17.4	11.3	16.9
Income tax expense	2.5	2.6	2.2	2.4
Net income	11.4%	14.8%	9.1%	14.5%

Three and six months ended July 29, 2012 and July 31, 2011

Revenue

Revenue was $1.04 billion for our second quarter of fiscal year 2013, compared to $1.02 billion for our second quarter of fiscal year 2012, which represents an increase of approximately 2.7%.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased by approximately 4.7% to $668.3 million in the second quarter of fiscal year 2013, compared to $638.5 million for the second quarter of fiscal year 2012.  GPU revenues increased due to richer product mix driven by sales of our high-end desktop 28 nanometer Kepler products, offset slightly by a decrease of mainstream desktop sales. Notebook revenues increased as a result of strong design wins based on Intel's Ivy Bridge platform. Memory sales also increased as a result of strength in high-end desktop products. Offsetting these increases were decreases in revenues from our media and communications processors, or MCPs, as these chipsets approach their end of life.

GPU business revenue decreased by approximately 2.2% to $1.25 billion for the first half of fiscal year 2013, compared to $1.28 billion for the first half of fiscal year 2012. The decrease is attributable mainly to the decline in revenues from our MCP chipsets as these products approach their end of life, as well as a decline in mainstream desktop sales. Offsetting these decreases were increases in high-end desktop revenues driven primarily from sales of our 28 nanometer Kepler products. Notebook revenues also increased as a result of strong design wins based on Intel's Ivy Bridge platform. Additionally, the first half of fiscal year 2013 included the full impact of six months of revenue from the cross licensing arrangement with Intel, while the first half of fiscal year 2012 only included four months of the corresponding revenue.

PSB. PSB revenue decreased by approximately 6.6% to $196.3 million in the second quarter of fiscal year 2013, compared to $210.3 million in the second quarter of fiscal year 2012, and decreased by 0.8% to $409.0 million for the first half of fiscal year 2013, compared to $412.1 million for the first half of fiscal year 2012. We believe these decreases were mainly caused by a softening of workstation demand in European markets, driven by weak economic conditions there.

CPB. CPB revenue increased by approximately 7.1% to $179.6 million in the second quarter of fiscal year 2013, compared to $167.7 million for the second quarter of fiscal year 2012.  This increase was primarily due to strength of our Tegra business which increased as a result of higher sales of our Tegra 3 smartphone and tablet devices as we transitioned from the previous generation Tegra 2 products. Offsetting this increase were decreases in license and royalty revenue associated with game consoles and a decrease in revenue from embedded entertainment products.

CPB revenue increased by approximately 7.5% to $312.2 million for the first half of fiscal year 2013, compared to $290.3 million for the first half of fiscal year 2012. The main drivers for the increase were higher sales of our embedded products for entertainment and automotive devices and higher sales of our Tegra products. Embedded entertainment revenues increased primarily by customer refreshes of entertainment systems. Offsetting this increase was a decrease in license revenue associated with game consoles.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 77% and 78% of total revenue for the second quarter of fiscal years 2013 and 2012, respectively, and were 77% and 80% of total revenue for the first half of fiscal 2013 and 2012, respectively.  Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 12% and 11% of our total revenue from one customer for the three and six months ended July 29, 2012, respectively. Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer for the three and six months ended July 31, 2011.

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

Our overall gross margin was 51.8% and 51.7% for the second quarter of fiscal years 2013 and 2012, respectively, and 51.0% for the first half of both fiscal years 2013 and 2012.

We expect our gross margin for the third quarter of fiscal year 2013 to be relatively consistent with the second quarter of fiscal year 2013. We intend to continue to work to improve our gross margin by, among other things, focusing on delivering cost effective product architectures and enhancing our business processes.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012.  GPU margins increased primarily due to an increase in unit volume of our high-end 28 nanometer Kepler-based desktop and notebook products which contributed to a richer overall mix toward high-end GPU product sales. The gross margin of our GPU business increased slightly between the first half of fiscal year 2013 and first half of fiscal year 2012, also due primarily to a richer product mix favoring more volume of our high-end desktop and notebook products based on our 28 nanometer Kepler technology. Additionally, we recognized a full six months of revenue from the cross licensing arrangement with Intel in first half of fiscal year 2013 as compared to four months of such revenue for the first half of fiscal year 2012, which also contributed to the gross margin improvement.

PSB. The gross margin of our PSB improved in the second quarter of fiscal year 2013 when compared to second quarter of fiscal year 2012 as well as in the first half of fiscal year 2013 when compared to the first half of fiscal year 2012, due primarily to a richer product mix within the Quadro and Tesla product lines.

CPB. The gross margin of our CPB decreased in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012 as well as in the first half of fiscal year 2013 when compared to the first half of fiscal year 2012.  Gross margin for our mobile products decreased on account of a shift in product mix from tablet to smartphones sales when compared to the same periods in the prior year.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 29, 2012	July 31, 2011	$ Change	% Change	July 29, 2012	July 31, 2011	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$281.2	$247.7	$33.5	13.5%	$565.1	$479.2	$85.9	17.9%
Sales, general and administrative expenses	119.9	103.5	16.4	15.8%	226.5	201.7	24.8	12.3%
Total operating expenses	$401.1	$351.2	$49.9	14.2%	$791.6	$680.9	$110.7	16.3%
Research and development as a percentage of net revenue	26.9%	24.4%			28.7%	24.2%
Sales, general and administrative as a percentage of net revenue	11.5%	10.2%			11.5%	10.2%

Research and Development

Research and development expenses were $281.2 million and $247.7 million during the second quarter of fiscal years 2013 and 2012, respectively, an increase of $33.5 million, or 13.5%.  Compensation and benefits increased by $22.9 million, which was primarily driven by growth in headcount. Development cost increased by $2.7 million due to higher engineering consumption as a result of continued testing of our recently launched Kepler products on 28 nanometer technology. Depreciation and amortization increased by $2.5 million primarily due to a full quarter's amortization of intangibles associated with our acquisition of Icera Inc. in the second quarter of fiscal year 2013 when compared to the second quarter of fiscal year 2012, as well as purchases of additional hardware.

Research and development expenses were $565.1 million and $479.2 million in the first half of fiscal years 2013 and 2012, respectively, an increase of $85.9 million, or 17.9%. Compensation and benefits increased by $53.3 million and computer software and equipment expense increased by $2.3 million, both of which were primarily driven by growth in headcount. Development cost increased by $7.1 million primarily as a result of development costs associated with the ramp up and launch of our Kepler 28 nanometer technology products. Depreciation and amortization increased by $7.4 million primarily due to amortization of intangibles associated with our acquisition of Icera, as well as purchases of additional hardware and licenses.

Sales, General and Administrative

Sales, general and administrative expenses were $119.9 million and $103.5 million during the second quarter of fiscal years 2013 and 2012, respectively, an increase of $16.4 million, or 15.8%. The increase was primarily attributable to the $20.1 million expense for the net present value of a charitable contribution. Also contributing to the increase was an increase of $4.3 million in compensation and benefits, primarily driven by growth in headcount. These increases were offset by a $2.6 million decrease in transaction services costs associated with the acquisition of Icera in the prior fiscal year.

Sales, general and administrative expenses were $226.5 million and $201.7 million for the first half of fiscal years 2013 and 2012, respectively, an increase of $24.8 million, or 12.3%. The increase was primarily attributable to the $20.1 million expense for the net present value of a charitable contribution. Also contributing to the increase was $11.3 million of compensation and benefits, primarily driven by growth in headcount. These increases were offset by a $3.8 million decrease in transaction services costs associated with the acquisition of Icera in the prior fiscal year.

We expect operating expenses to decrease in the third quarter of fiscal year 2013. During the second quarter of fiscal year 2013, our operating expenses included a charitable contribution which we do not expect to repeat in the third quarter of fiscal year 2013.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $5.3 million in both of the second quarters of fiscal years 2013 and 2012. Interest income was $10.5 million and $10.6 million for the first half of fiscal years 2013 and 2012, respectively, a decrease of $0.1 million, primarily due to lower yields on investments.

Other Income (Expense), net

Other income (expense) primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other income (expense) was $0.3 million in the second quarter of fiscal year 2013 compared to $(1.7) million in the second quarter of fiscal year 2012, an increase in income of $2.0 million. Other income (expense) was $(0.7) million and $(5.4) million for the first half of fiscal years 2013 and 2012, respectively, a decrease in expense of $4.7 million. These changes were primarily driven by an increase in foreign currency gains in the second quarter and first half of fiscal year 2013, when compared to second quarter and first half of fiscal year 2012.

Income Taxes

We recognized income tax expense of $26.2 million and $42.8 million for the second quarter and first half of fiscal year 2013, respectively, and $26.0 million and $47.2 million for the second quarter and first half of fiscal year 2012, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 18.0% and 19.3% for the second quarter and first half of fiscal year 2013, respectively, and 14.6% and 14.1% for the second quarter and first half of fiscal year 2012, respectively. The increase in our effective tax rate in fiscal year 2013 was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2011, which provided no tax benefit for the second quarter and first half of fiscal year 2013.
     Our effective tax rate on income before tax for the first half of fiscal year 2013 of 19.3% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax.

     Our effective tax rate on income before tax for the first half of fiscal year 2012 of 14.1% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit.

We expect our effective tax rate in the third quarter of fiscal year 2013 to be approximately 20%, plus or minus one percentage point, excluding any discrete tax events that may occur during the third quarter, which, if realized, may increase or decrease our third quarter tax rate.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of July 29, 2012	As of January 29, 2012
	(In millions)
Cash and cash equivalents	$499.6	$667.9
Marketable securities	2,778.5	2,461.7
Cash, cash equivalents, and marketable securities	$3,278.1	$3,129.6

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In millions)
Net cash provided by operating activities	$191.7	$254.2
Net cash used in investing activities	$(419.8)	$(525.7)
Net cash provided by financing activities	$59.8	$138.8

As of July 29, 2012, we had $3.28 billion in cash, cash equivalents and marketable securities, an increase of $148.5 million from $3.13 billion as of January 29, 2012. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions which are required to follow our investment policy, which requires the purchase of top-tier investment grade securities and the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $191.7 million and $254.2 million during the first half of fiscal years 2013 and 2012, respectively. The decrease in cash provided by operating activities in the first half of fiscal year 2013 was primarily due to a decrease in our net income, offset by an increase in accounts payable driven by a ramp in inventory during the first half of fiscal year 2013.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $419.8 million and $525.7 million during the first half of fiscal years 2013 and 2012, respectively. The decrease in cash used for investing activities was primarily due to the absence of acquisition activity during the first half of fiscal year 2013. This was offset by an increase in net purchases, sales and maturities of our available for sale investments.

Financing activities

Financing activities provided cash of $59.8 million and $138.8 million during the first half of fiscal years 2013 and 2012, respectively.  Net cash provided by financing activities decreased in the first half of fiscal year 2013 when compared to the first half of fiscal year 2012, primarily due to a decrease of proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of July 29, 2012, we did not have any investments in auction-rate preferred securities.

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

As of July 29, 2012 and January 29, 2012, we had $3.28 billion and $3.13 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 29, 2012, we were in compliance with our investment policy.  As of July 29, 2012, our investments in government agencies and government sponsored enterprises represented approximately 56% of our total investment portfolio, while the financial sector accounted for approximately 22% of our total investment portfolio. Of the financial sector investments, 16% are guaranteed by the U.S. government. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of July 29, 2012. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the second quarter of fiscal year 2013.

Net realized gains for the second quarter and the first half of fiscal year 2013 were $0.2 million and $0.3 million, respectively.  Net realized gains for the second quarter and the first half of fiscal year 2012 were $0.3 million and $0.4 million, respectively. As of July 29, 2012, we had a net unrealized gain of $12.1 million, which was comprised of gross unrealized gains of $12.5 million, offset by gross unrealized losses of $0.4 million. As of January 29, 2012, we had a net unrealized gain of $11.5 million, which was comprised of gross unrealized gains of $12.0 million, offset by $0.5 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. One customer accounted for approximately 16% of our accounts receivable balance at July 29, 2012. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the second quarter and the first half of fiscal year 2013. Through July 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

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

We expect to spend approximately $60.0 million to $80.0 million for capital expenditures during the remainder of fiscal year 2013.

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Contractual Obligations

As of July 29, 2012, we had outstanding inventory purchase obligations totaling approximately $669.9 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

On June 12, 2012, we pledged a $25.0 million charitable contribution to Stanford Hospital and Clinic, payable over a period of ten years, the net present value of which was recorded at $20.1 million.

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

Off-Balance Sheet Arrangements

As of July 29, 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of July 29, 2012 and January 29, 2012, we had $3.28 billion and $3.13 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of July 29, 2012, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of July 29, 2012, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $16.0 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of July 29, 2012, our investments in government agencies and government sponsored enterprises represented approximately 56% of our total investment portfolio, while the financial sector accounted for approximately 22% of our total investment portfolio.  Of the financial sector investments, 16% are guaranteed by the U.S. government.  All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2% - 5%, fair market values for these investments would decline by approximately $44.6 - $111.5 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain (loss) included in determining net income for the second quarter of fiscal years 2013 and 2012 was $1.8 million and $(0.4) million, respectively. During the first half of fiscal years 2013 and 2012, the aggregate foreign currency exchange gain (loss) included in determining net income was $2.1 million and $(2.6) million, respectively. Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at July 29, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 29, 2012, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended July 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current competitors include:

•
suppliers of GPUs, including chipsets that incorporate three-dimensional, or 3D, graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, Intel Corporation, Matrox Electronics Systems Ltd. and VIA Technologies, Inc.;

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

•
suppliers of cellular basebands, such as Broadcom, Freescale Semiconductor, GCT Semiconductor Inc., HiSilicon Technologies Co., Ltd., Intel, Marvell, Mediatek, Qualcomm, Renesas Electronics, Samsung, Spreadtrum Communications Inc., ST-Ericsson, Texas Instruments and VIA Technologies, Inc.

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
If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete.  We expect substantial competition from Intel and AMD, both of whom have a strategy of selling platform solutions, including integrating a central processing unit, or CPU, and a GPU on the same chip.  As Intel and AMD continue to pursue platform solutions and integrated CPUs, our business could be negatively impacted. Despite the use of these integrated CPUs, PC builders and consumers have continued to embrace discrete GPUs to provide higher performance, or the GPU attach rate. If integrated CPUs offer a more compelling value proposition in the future, our GPU attach rate could decline, which could adversely affect our business and cause our financial results to decline.
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

We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. In addition, in the past, we have been unable to successfully manage product transitions from older to newer products resulting in obsolete inventory. Our failure to successfully develop and introduce new products and technologies or identify new uses for existing or future products could result in rapidly declining average selling prices, reduced demand for our products or loss of market share, any of which could harm our competitive position and cause our revenue, gross margin and overall financial results to suffer.
If we are unable to achieve market acceptance and design wins for our products and technologies, our results of operations and competitive position will be harmed.
The success of our business depends to a significant extent on our ability to achieve market acceptance of our new products and enhancements to our existing products and identify and enter new markets. The markets for our product and technologies have been characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, or AIBs, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions.   If we do not successfully achieve or maintain market acceptance for our products and enhancements or identify and enter new markets, our ability to compete and maintain or increase revenues will suffer.
Additionally, there can be no assurance that the industry will continue to demand new products with improved standards, features or performance. If our customers, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, add-in card and motherboard manufacturers, system builders and consumer electronics companies do not continue to design products that require more advanced or efficient processors and/or the markets do not continue to demand new products with increased performance, features, functionality or standards, sales of our products could decline and the markets for our products could shrink. Decreased sales of our products for these markets could negatively impact our revenue and our financial results.

We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by OEMs, ODMs, and AIB and motherboard manufacturers, is an integral part of our future success. Our OEM, ODM, and AIB and motherboard manufacturers' customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers' new system configurations. This requires that we:

•	anticipate the features and functionality that customers and consumers will demand;

•	incorporate those features and functionalities into products that meet the exacting design requirements of our customers;

•	price our products competitively; and

•	introduce products to the market within our customers' limited design cycles.

If OEMs, ODMs, and AIB and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their systems until at least the next design configuration. Therefore, we endeavor to develop close relationships with our OEMs and ODMs, in an attempt to better anticipate and address customer needs in new products so that we will achieve design wins.
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
We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to manufacture our semiconductor wafers using their fabrication equipment and techniques. A substantial portion of our wafers are supplied by TSMC. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any set pricing or minimum quantity of product at any time except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation. For example, due to capacity constraint at TSMC of our 28 nanometer Kepler graphics processing units, or GPUs, in the first quarter of fiscal year 2013, we were unable to fulfill customer demand for our high-end desktop GPU products, and as our sales mix shifted to our mainstream desktop GPU products, revenue and gross margins for the first quarter of fiscal year 2013 were negatively impacted compared to the prior quarter. We experienced continued 28 nanometer-supply constraints in the second quarter of fiscal year 2013 and expect those constraints to persist through the third quarter of fiscal year 2013.

Because the lead-time needed to establish a strategic relationship with a new manufacturing partner and achieve initial production could be over a year, we do not have an alternative source of supply for our products. In addition, the time and effort to qualify a new foundry would result in additional expense and diversion of resources, and could result in lost sales, any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with the third-party manufacturers we use to ensure adequate product supply and competitive pricing to respond to customer demand.
If our third-party foundries are not able to transition to new manufacturing process technologies or develop, obtain or successfully implement high quality, leading-edge process technologies, our operating results and gross margin could be adversely affected.
We use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we continuously evaluate the benefits of migrating our products to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us remain competitive.  Our current product families are manufactured using 0.18 micron, 0.14 micron, 0.13 micron, 0.11 micron, 90 nanometer, 80 nanometer, 65 nanometer, 55 nanometer, 40 nanometer and 28 nanometer process technologies.  Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development, which could negatively impact our operating expenses and gross margin.
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
We cannot be certain that our third-party foundries will be able to develop, obtain or successfully implement high quality, leading-edge process technologies needed to manufacture our products profitably or on a timely basis or that our competitors (including those that own their own manufacturing facilities) will not develop such high quality, leading-edge process technologies earlier. If our third-party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. If our third-party foundries fall behind our competitors (including those that own their own manufacturing facilities), the development of and customer demand for our products and the use of our products could be negatively impacted.  Additionally, we cannot be certain that our third-party foundries will manufacture our products at prices that are competitive to what our competitors pay.  If our third-party foundries do not charge us competitive prices, our operating results and gross margin will be negatively impacted.
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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or man-made disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a majority of our principal information technology, or IT, data centers are located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in this geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China and Korea. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However, in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.
In late July 2011, Thailand began experiencing severe flooding that has caused widespread damage to the local manufacturing industry. PC manufacturers obtain disk drive components used in their PCs from suppliers with operations in Thailand that were and continue to be severely impacted by the flooding. These PC manufacturers have and expect to continue to experience a short-term reduction in the supply of these disk drive components. As a result, in our fourth quarter of fiscal year 2012 shipments of PCs by some PC manufacturers were reduced, which reduced the demand for our GPUs. In addition, higher disk-drive prices constrained the ability of some PC manufacturers to include a GPU in their systems which also reduced demand for our GPUs and negatively impacted our financial results for the fourth quarter of fiscal year 2012.
A decline in demand in certain end-user markets could have a material adverse effect on the demand for our products and results of operations.
Our customer base includes companies in a wide range of end-user markets, but we generate a significant amount of revenue from sales to customers in the communications- and computer-related industries. Within these end-user markets, a large portion of our revenue is generated from sales to customers in the cell phone, tablet and PC markets, including professional workstations. Decline in one or several of these end-user markets could have a material adverse effect on the demand for our products and our results of operations and financial condition. These declines could be large and sudden. Since PC, cell phone and tablet manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, these manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.
We sell our products to a small number of customers and our business could suffer if we lose any of these customers.
We receive a significant amount of our revenue from a limited number of customers.  Revenue from significant customers, those representing 10% or more of total revenue, was approximately 12% and 11% of our total revenue from one customer for the second quarter and first half of fiscal year 2013, respectively, and approximately 11% of our total revenue from one customer for the second quarter and first half of fiscal year 2012.  Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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
Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 38.4% and 40.2% of our total revenue for the second quarter and first half of fiscal year 2013, respectively, and 34.6% and 34.4% of our total revenue for the second quarter and first half of fiscal year 2012, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a continuing risk to our business as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which has reduced the demand for our products.
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
We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management's attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products, or sell our products, and ultimately could have a negative impact on our growth or our financial results:

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

•
impairment of relationships with employees, vendors and customers, or the loss of any of our key employees, vendors or customers or our target's key employees, vendors or customers, as a result of our acquisition or investment.

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we make an investment in cash or use cash to pay for all or a portion of an acquisition, our cash reserves would be reduced which could negatively impact the growth of our business or our ability to develop new products. However, if we pay the consideration with shares of common stock, or convertible debentures, the holdings of our existing stockholders would be diluted. A significant decline in the trading price of our common stock would make the dilution to our stockholders more extreme and could negatively impact our ability to pay the consideration with shares of common stock or convertible debentures. We cannot forecast the number, timing or size of future strategic investments or acquisitions, or the effect that any such investments or acquisitions might have on our operations or financial results.
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

We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. For example, in July 2012, unauthorized third parties gained access to certain user information on our online forums. We have suspended operations of these forums while we strengthen security in an effort to minimize future attacks. However, hackers may continue to target our security controls in the future, and we cannot guarantee that our security measures will be able to prevent future breaches of our website and/or attacks on our products.
Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systemic failures, systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.
Any difficulties in collecting accounts receivable, including from foreign customers, could harm our operating results and financial condition.
Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 16% of our accounts receivable balance from one customer at July 29, 2012.
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
Our future success and ability to compete are substantially dependent on our ability to identify, hire, train and retain highly qualified key personnel.  The market for key employees in the technology industry can be competitive.  None of our key employees is bound by an employment agreement, meaning our relationships with all of our key employees are at will.  The loss of the services of any of our key employees without an adequate replacement or our inability to hire new employees as needed could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.
In addition, we rely on stock-based awards as a means for recruiting, motivating and retaining highly skilled talent.  If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

We are dependent on third parties for assembly, testing and packaging of our products, which reduces our control over our product delivery schedule, product quantity or product quality.
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
Because of the importance of software development tools to the development and enhancement of our products, a critical component of our product development efforts is our partnerships with leaders in the computer-aided design industry, including Cadence Design Systems, Inc. and Synopsys, Inc. We have invested significant resources to develop relationships with these industry leaders and have often assisted them in the definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking segments and develop products that utilize leading-edge technology on a rapid basis. If these relationships are not successful, we may be unable to develop new products or product enhancements in a timely manner, which could result in a loss of market share, a decrease in revenue or a negative impact on our operating results.
If our products contain significant defects, our financial results could be negatively impacted, our reputation could be damaged and we could lose market share.
Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers' attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers' costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, could damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.  During fiscal years 2011, 2010 and 2009, we recorded net warranty charges of $466.4 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products used in notebook configurations and shipped after July 2008. Please see the risk entitled “We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business” for further information regarding this product defect.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.
If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 5,543 and 4,778 full-time employees as of July 29, 2012 and July 31, 2011, respectively.  Research and development expenditures were $281.2 million and $247.7 million for the second quarter of fiscal years 2013 and 2012, respectively, and $565.1 million and $479.2 million for the first half of fiscal years 2013 and 2012, respectively.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.
We are subject to risks associated with international operations which may harm our business.
We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 77% and 78% of our revenue for the second quarter of fiscal years 2013 and 2012, respectively, and 77% and 80% of our revenue for the first half of fiscal years 2013 and 2012, respectively, from sales to customers outside the United States and other Americas.  As of July 29, 2012, we had offices in 15 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

•	inadequate local infrastructure that could result in business disruptions;

•	exporting or importing issues related to export or import restrictions, tariffs, quotas and other trade barriers and restrictions;

•	financial risks such as longer payment cycles, difficulty in collecting accounts receivable and fluctuations in currency exchange rates;

•	imposition of additional taxes and penalties;

•	increased costs due to imposition of climate change regulations, such as carbon taxes, fuel or energy taxes, and pollution limits; and

•	other factors beyond our control such as terrorism, cyber attack, civil unrest, war and diseases such as severe acute respiratory syndrome and the Avian flu.

If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.
Our international operations in Canada, China, Hong Kong, Finland, France, Germany, India, Italy, Japan, Korea, Russia, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management's attention and other resources, any of which could negatively impact our operating results.
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
Our cash equivalent and marketable securities portfolio as of July 29, 2012 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of July 29, 2012, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business.
As of July 29, 2012, we recorded a total cumulative net warranty charge of $475.9 million, of which $466.4 million has been charged against cost of revenue, to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configuration. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. Although we believe this issue has been nearly fully remediated, we remain committed to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures.
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

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Throughout the period of President Obama's administration, the White House has proposed various international tax measures, some of which, if enacted into law, would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.

Our operating results may be adversely affected if we are subject to unexpected tax liabilities.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. Tax rates vary among the jurisdictions in which we operate. Significant judgment is required in determining our provision for our income taxes as there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any of the below could cause our effective tax rate to be materially different than that which is reflected in historical income tax provisions and accruals:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	changes in available tax credits;

•	changes in stock-based compensation expense;

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
We expect that as the number of issued hardware and software patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may increase. We may in the future become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or that we have agreed to indemnify our customers for certain claims of infringement.
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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $32.3 million and $36.0 million for the second quarter of fiscal years 2013 and 2012, respectively, and $67.8 million and $67.7 million for the first half of fiscal years 2013 and 2012, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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
There is also a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products.
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
Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of our Board to create and issue preferred stock without prior stockholder approval;

•	the prohibition of stockholder action by written consent;

•	a classified Board, which will become fully declassified from and after our 2014 Annual Meeting of Stockholders; and

•	advance notice requirements for director nominations and stockholder proposals.

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

We did not enter into any structured share repurchase transactions or otherwise purchase any shares of our common stock during the three and six months ended July 29, 2012. Through July 29, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of July 29, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion through May 2013.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*	Amended and Restated 2007 Equity Incentive Plan - Nonstatutory Stock Option
10.2*	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option
10.3*	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement
10.4	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	000-23985	10.2	May 23, 2012
10.5	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	000-23985	10.3	May 23, 2012
10.6	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	000-23985	10.4	May 23, 2012
10.7	Amended and Restated 2007 Equity Incentive Plan	10-Q	000-23985	10.5	May 23, 2012
10.8	2012 Employee Stock Purchase Plan	10-Q	000-23985	10.6	May 23, 2012
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 22, 2012

NVIDIA Corporation
By:	/s/ Karen Burns

Karen Burns
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*	Amended and Restated 2007 Equity Incentive Plan - Nonstatutory Stock Option
10.2*	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option
10.3*	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement
10.4	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	000-23985	10.2	May 23, 2012
10.5	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	000-23985	10.3	May 23, 2012
10.6	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	000-23985	10.4	May 23, 2012
10.7	Amended and Restated 2007 Equity Incentive Plan	10-Q	000-23985	10.5	May 23, 2012
10.8	2012 Employee Stock Purchase Plan	10-Q	000-23985	10.6	May 23, 2012
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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