Form 10-Q
period 2012-10-28
NVIDIA CORP
filed 2012-11-19
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2012
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of November 16, 2012, was 624,850,798 .

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011

Revenue	$1,204,110	$1,066,180	$3,173,257	$3,044,736
Cost of revenue	567,452	509,463	1,532,516	1,478,232
Gross profit	636,658	556,717	1,640,741	1,566,504
Operating expenses
Research and development	284,180	256,498	849,275	735,743
Sales, general and administrative	100,261	103,129	326,800	304,779
Total operating expenses	384,441	359,627	1,176,075	1,040,522
Income from operations	252,217	197,090	464,666	525,982
Interest income	4,701	4,356	15,215	14,936
Other income (expense), net	(3,290)	3,341	(3,950)	(2,099)
Income before income tax expense	253,628	204,787	475,931	538,819
Income tax expense	44,548	26,514	87,368	73,754
Net income	$209,080	$178,273	$388,563	$465,065

Basic net income per share	$0.34	$0.29	$0.63	$0.77
Shares used in basic per share computation	622,352	607,063	619,043	600,563

Diluted net income per share	$0.33	$0.29	$0.62	$0.76
Shares used in diluted per share computation	628,845	613,560	625,973	614,688

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011

Net income	$209,080	$178,273	$388,563	$465,065
Net change in unrealized gains (losses) on available-for-sale securities	(364)	(5,357)	646	(278)
Less: reclassification adjustments for net realized gains on available-for-sale securities included in net income	(47)	(174)	(387)	(575)
Income tax expense (benefit) related to net unrealized and net realized gains on available-for-sale securities	111	94	(13)	(421)
Other comprehensive income (loss), net of tax	$(300)	$(5,437)	$246	$(1,274)
Total comprehensive income	$208,780	$172,836	$388,809	$463,791

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 28,	January 29,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$525,388	$667,876
Marketable securities	2,909,384	2,461,700
Accounts receivable, net	444,944	336,143
Inventories	428,983	340,297
Prepaid expenses and other	66,197	49,411
Deferred income taxes	49,931	49,931
Total current assets	4,424,827	3,905,358
Property and equipment, net	566,540	560,072
Goodwill	641,030	641,030
Intangible assets, net	331,248	326,136
Other assets	111,499	120,332
Total assets	$6,075,144	$5,552,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390,265	$335,072
Accrued liabilities and other	601,094	594,886
Total current liabilities	991,359	929,958
Other long-term liabilities	341,312	455,807
Capital lease obligations, long-term	19,627	21,439
Commitments and contingencies - see Note 12	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	719	700
Additional paid-in capital	3,114,995	2,900,896
Treasury stock, at cost	(1,522,709)	(1,496,904)
Accumulated other comprehensive income	10,860	10,614
Retained earnings	3,118,981	2,730,418
Total stockholders' equity	4,722,846	4,145,724
Total liabilities and stockholders' equity	$6,075,144	$5,552,928

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	October 28,	October 30,
	2012	2011
Cash flows from operating activities:
Net income	$388,563	$465,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,834	152,310
Stock-based compensation expense	100,893	100,918
Deferred income taxes	42,684	14,242
Excess tax benefits from stock-based compensation	(25,646)	(52,703)
Other	39,978	13,689
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(109,008)	(8,834)
Inventories	(88,378)	39,748
Prepaid expenses and other current assets	(16,786)	35
Other assets	4,784	(2,992)
Accounts payable	49,099	9,218
Accrued liabilities and other long-term liabilities	(180,854)	(232,058)
Net cash provided by operating activities	373,163	498,638
Cash flows from investing activities:
Purchases of marketable securities	(1,729,307)	(1,324,350)
Proceeds from sales and maturities of marketable securities	1,262,167	953,808
Purchases of property and equipment and intangible assets	(135,551)	(93,553)
Acquisition of businesses, net of cash acquired	—	(348,884)
Other	135	(1,890)
Net cash used in investing activities	(602,556)	(814,869)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	62,781	176,490
Payments under capital lease obligations	(1,522)	(1,188)
Excess tax benefits from stock-based compensation	25,646	52,703
Payment of notes payable assumed from acquisition	—	(10,319)
Net cash provided by financing activities	86,905	217,686
Change in cash and cash equivalents	(142,488)	(98,545)
Cash and cash equivalents at beginning of period	667,876	665,361
Cash and cash equivalents at end of period	$525,388	$566,816
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes, net	$(40,442)	$3,857
Cash paid for interest on capital lease obligations	$2,189	$2,254
Other non-cash activities:
Assets acquired by assuming related liabilities	$43,792	$12,064
Change in unrealized gains (loss) from marketable securities	$246	$(1,274)

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal year 2013 and fiscal year 2012 are both 52-week years. The third quarters of fiscal years 2013 and 2012 are both 13-week quarters.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  Adoption of New and Recently Issued Accounting Pronouncements

In the third quarter of fiscal year 2013, we adopted an amended standard that simplifies how entities test indefinite-lived intangible assets for impairment and also improves consistency in impairment testing requirements among long-lived asset categories. This amended standard permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended standard eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standard. This new standard did not have a significant impact on our condensed consolidated financial statements.
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

Our consolidated statements of operations include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(In thousands)		(In thousands)
Cost of revenue	$2,489	$3,049	$7,664	$8,274
Research and development	20,056	19,308	60,148	59,594
Sales, general and administrative	10,524	10,872	33,081	33,050
Total	$33,069	$33,229	$100,893	$100,918

During the three and nine months ended October 28, 2012, we granted approximately 3.2 million and 6.8 million stock options, with an estimated total grant-date fair value of $17.9 million and $37.2 million and a weighted average grant-date fair value of $5.54 and $5.45 per option, respectively. During the three and nine months ended October 28, 2012, we granted approximately 3.5 million and 7.5 million RSUs, with an estimated total grant-date fair value of $48.2 million and $104.7 million and a weighted average grant-date fair value of $13.72 and $13.99 per RSU, respectively.

During the three and nine months ended October 30, 2011, we granted approximately 3.0 million and 6.3 million stock options, with an estimated total grant-date fair value of $21.8 million and $51.4 million and a weighted average grant-date fair value of $7.35 and $8.20 per option, respectively.  During the three and nine months ended October 30, 2011, we granted approximately 3.1 million and 6.8 million RSUs, with an estimated total grant-date fair value of $43.9 million and $111.8 million and a weighted average grant-date fair value of $14.34 and $16.43 per RSU, respectively.

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest was $11.8 million and $25.4 million for the three and nine months ended October 28, 2012, respectively, and $11.8 million and $29.2 million for the three and nine months ended October 30, 2011, respectively. As of October 28, 2012 and October 30, 2011, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $226.5 million and $206.1 million, respectively, adjusted for estimated forfeitures.  As of October 28, 2012 and October 30, 2011, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.8 years and 2.7 years, respectively. As of October 28, 2012 and October 30, 2011, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.9 years and 2.7 years, respectively.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of stock options granted under our equity incentive plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Stock Options	(Using a binomial model)
Expected life (in years)	4.3-4.9	4.1-4.9	3.1-4.9	3.6-5.4
Risk free interest rate	1.7%-1.8%	1.9%-2.4%	1.5%-2.3%	1.9%-3.8%
Volatility	45%-49%	58%-65%	43%-49%	46%-65%
Dividend yield	—	—	—	—

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Risk free interest rate	0.1%-0.2%	0.1%-0.2%	0.1%-0.3%	0.1%-0.7%
Volatility	47%	61%	44%-47%	57%-61%
Dividend yield	—	—	—	—

Equity Award Activity

The following summarizes the stock option and RSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 29, 2012	33,329	$14.44
Granted	6,827	$13.94
Exercised	(3,348)	$8.79
Cancelled	(3,396)	$16.98
Balances, October 28, 2012	33,412	$14.66

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 29, 2012	13,638	$15.10
Granted	7,486	$13.99
Vested	(5,670)	$15.03
Cancelled	(656)	$15.26
Balances, October 28, 2012	14,798	$14.55

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income	$209,080	$178,273	$388,563	$465,065
Denominator:
Denominator for basic net income per share, weighted average shares	622,352	607,063	619,043	600,563
Effect of dilutive securities:
Equity awards outstanding	6,493	6,497	6,930	14,125
Denominator for diluted net income per share, weighted average shares	628,845	613,560	625,973	614,688
Net income per share:
Basic net income per share	$0.34	$0.29	$0.63	$0.77
Diluted net income per share	$0.33	$0.29	$0.62	$0.76
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	27,555	25,131	31,697	22,033

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

 We recognized income tax expense of $44.5 million and $87.4 million for the three and nine months ended October 28, 2012, respectively, and $26.5 million and $73.8 million for the three and nine months ended October 30, 2011, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 17.6% and 18.4% for the three and nine months ended October 28, 2012, respectively, and 13.0% and 13.7% for the three and nine months ended October 30, 2011, respectively.

The increase in our effective tax rate in fiscal year 2013 as compared to the same periods in the prior fiscal year was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2011, which provided no tax benefit for the three and nine months ended October 28, 2012.

Our effective tax rate on income before tax for the first nine months of fiscal year 2013 of 18.4% and fiscal year 2012 of 13.7% were lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax, and for fiscal year 2012 due to the benefit of the U.S. federal research tax credit.

We classify an unrecognized tax benefit as a current liability, or as a reduction of the amount of a net operating loss carryforward or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year.  Likewise, the amount is classified as a long-term liability if we anticipate payment or receipt of cash for income taxes during a period beyond a year. For the nine months ended October 28, 2012, we increased unrecognized tax benefits by approximately $56.2 million, primarily on account of tax position with respect to an acquired tax attribute, and decreased unrecognized tax benefits by $5.0 million, thereby recognizing the related tax benefits, due to the expiration of statutes of limitations in certain non-U.S. jurisdictions. There have been no other significant changes to our unrecognized tax benefits, related interest or penalties from our fiscal year ended January 29, 2012.  For the nine months ended October 28, 2012, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 28, 2012, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of October 28, 2012. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of October 28, 2012. The following is a summary of cash equivalents and marketable securities at October 28, 2012 and January 29, 2012:

	October 28, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$846,587	$1,175	$(166)	$847,596
Corporate debt securities	1,187,944	3,841	(127)	1,191,658
Mortgage backed securities issued by United States government-sponsored enterprises	184,488	6,321	(148)	190,661
Money market funds	85,030	—	—	85,030
Debt securities issued by United States Treasury	694,591	980	(105)	695,466
Total	$2,998,640	$12,317	$(546)	$3,010,411
Classified as:
Cash equivalents				$101,027
Marketable securities				2,909,384
Total				$3,010,411

	January 29, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$769,300	$1,605	$(151)	$770,754
Corporate debt securities	1,114,439	3,268	(260)	1,117,447
Mortgage backed securities issued by United States government-sponsored enterprises	156,668	4,964	(73)	161,559
Money market funds	290,732	—	—	290,732
Debt securities issued by United States Treasury	533,616	2,161	(3)	535,774
Total	$2,864,755	$11,998	$(487)	$2,876,266
Classified as:
Cash equivalents				$414,566
Marketable securities				2,461,700
Total				$2,876,266

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at October 28, 2012 and January 29, 2012 and are shown below by contractual maturity.

	October 28, 2012		January 29, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,301,359	$1,303,269	$1,705,916	$1,708,154
Due in 1 - 5 years	1,582,124	1,588,451	1,047,956	1,053,265
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	115,157	118,691	110,883	114,847
Total	$2,998,640	$3,010,411	$2,864,755	$2,876,266

Net realized gains for the three and nine months ended October 28, 2012 were $0.1 million and $0.4 million, respectively. Net realized gains for the three and nine months ended October 30, 2011 were $0.1 million and $0.5 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three and nine months ended October 28, 2012.

Financial assets and liabilities measured at fair value are summarized below:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	October 28, 2012	(Level 1)	(Level 2)
	(In thousands)
Debt securities issued by United States government agencies (1)	$847,596	$—	$847,596
Debt securities issued by United States Treasury (1)	695,466	—	695,466
Corporate debt securities (2)	1,191,658	—	1,191,658
Mortgage-backed securities issued by government-sponsored entities (1)	190,661	—	190,661
Money market funds (3)	85,030	85,030	—
Total cash equivalents and marketable securities	$3,010,411	$85,030	$2,925,381

(1)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

(2)	Includes $16.0 million in Cash Equivalents and $1,175.7 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(3)	Included in Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

The goodwill of $271.2 million arising from the acquisition is primarily attributed to the assembled workforce of Icera and premium paid over net assets acquired.  Goodwill recognized is not expected to be deductible for tax purposes. We have determined that goodwill from the acquisition of Icera should be allocated to our Consumer Products Business, or CPB, operating segment.   In addition, revenue contribution from Icera was not significant for the three and nine months ended October 28, 2012.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition-related intangible assets assumed from the acquisition of Icera were recognized as follows based upon their fair values as of June 10, 2011:

Intangible Assets	Fair Value	Weighted-Average Estimated Useful Lives
	(In thousands)	(In years)
Technology	$58,300	7.4
In-process technology	$20,200	5.0
Customer relationships	$18,200	6.8

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

In-Process Technology

In-process technology, or IPR&D, represents the fair values of incomplete Icera research and development projects that had not reached technological feasibility as of the date of acquisition. In the third quarter of fiscal 2013 we deemed these projects as complete and have estimated a definite life of five years, over which the technology will be amortized.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	October 28, 2012			January 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Acquisition-related intangible assets	$172,039	$(92,063)	$79,976	$172,039	$(79,261)	$92,778
Patents and licensed technology	408,552	(157,280)	251,272	352,386	(119,028)	233,358
Total intangible assets	$580,591	$(249,343)	$331,248	$524,425	$(198,289)	$326,136

The increase in gross carrying amount of intangible assets is primarily due to an agreement entered into during the first quarter of fiscal year 2013 to acquire a patent portfolio for our CPB operating segment.

Amortization expense associated with intangible assets for the three and nine months ended October 28, 2012 was $17.3 million and $51.1 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 30, 2011 was $16.4 million and $42.9 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of a patent portfolio. Please refer to Note 8 of these Notes to Condensed Consolidated Financial Statements for further information regarding the Icera business combination. Future amortization expense related to the net carrying amount of intangible assets at October 28, 2012 is estimated to be $17.0 million for the remainder of fiscal year 2013, $66.3 million in fiscal year 2014, $66.2 million in fiscal year 2015, $60.8 million in fiscal year 2016, $50.6 million in fiscal year 2017 and a total of $70.3 million in fiscal year 2018 and fiscal years subsequent to fiscal year 2018.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 28,	January 29,
	2012	2012
Inventories:	(In thousands)
Raw materials	$107,241	$84,927
Work in-process	71,327	62,934
Finished goods	250,415	192,436
Total inventories	$428,983	$340,297

At October 28, 2012, we had outstanding inventory purchase obligations totaling approximately $596.7 million.

	October 28,	January 29,
	2012	2012
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$17,307	$12,965
Prepaid insurance	3,522	3,502
Prepaid taxes	10,069	10,069
Prepaid rent	2,553	3,410
Other	32,746	19,465
Total prepaid expenses and other	$66,197	$49,411

	October 28,	January 29,
	2012	2012
Accrued Liabilities:	(In thousands)
Deferred revenue	$269,003	$270,649
Accrued customer programs (1)	155,298	143,972
Warranty accrual (2)	15,047	18,406
Accrued payroll and related expenses	83,757	88,879
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short-term	10,324	6,941
Other	37,065	35,439
Total accrued liabilities and other	$601,094	$594,886

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 28,	January 29,
	2012	2012
Other Long-Term Liabilities:	(In thousands)
Deferred income tax liability	$172,058	$133,288
Income taxes payable, long-term	111,653	63,007
Asset retirement obligation	9,655	10,199
Deferred revenue	2,190	200,370
Other long-term liabilities	45,756	48,943
Total other long-term liabilities	$341,312	$455,807

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

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and nine months ended October 28, 2012 and October 30, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period (1)	$16,537	$53,818	$18,406	$107,896
Additions	1,358	2,010	4,715	4,994
Deductions (2)	(2,848)	(12,119)	(8,074)	(69,181)
Balance at end of period	$15,047	$43,709	$15,047	$43,709

(1) Includes $10.9 million and $13.2 million for the three and nine months ended October 28, 2012, respectively, and $49.4 million and $103.7 million for the three and nine months ended October 30, 2011, respectively, related to warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

(2) Includes $1.1 million and $3.0 million for the three and nine months ended October 28, 2012, respectively, and $8.2 million and $48.4 million for the three and nine months ended October 30, 2011, respectively, in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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
The District Court's hearing on the Trustee's appeal was held on June 10, 2009. On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor. On January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. The appeal is currently pending.

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
On July 16, 2010, the parties filed a stipulation with the District Court advising that, following mediation they had reached a settlement in principle in The NVIDIA GPU Litigation.  The settlement in principle was subject to certain approvals, including final approval by the court.  As a result of the settlement in principle, and the other estimated settlement, and offsetting insurance reimbursements, NVIDIA recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011.  In addition, a portion of the $181.2 million of additional charges we recorded against cost of revenue related to the weak die/packaging set during the second quarter of fiscal year 2011, relates to estimated additional repair and replacement costs related to the implementation of these settlements. On August 12, 2010, the parties executed a Stipulation and Agreement of Settlement and Release. On September 15, 2010, the Court issued an order granting preliminary approval of the settlement and providing for notice to the potential class members. The Final Approval Hearing was held on December 20, 2010, and on that same day the Court approved the settlement and entered Final Judgment over several objections. In January 2011, several objectors filed Notices of Appeal of the Final Judgment to the United States Court of Appeals for the Ninth Circuit. The appeal is currently pending.
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
On July 12, 2012, the District Court dismissed six of the seven asserted causes of action with prejudice, allowing only one cause of action for violation of the Massachusetts consumer protection statute to continue, and instructed Plaintiff to file an amended complaint consistent with its Order. On August 15, 2012, Plaintiff indicated that he would not be filing an amended complaint. The Granfield case is now over.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Stockholders’ Equity

Stock Repurchase Program

In fiscal year 2007, our Board of Directors, or Board, authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013.  In October 2012, the Board extended the program through December 2014. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our stock repurchase program, we have entered into, and we may continue to enter into, structured stock repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

We did not enter into any structured stock repurchase transactions or otherwise purchase any shares of our common stock during the three and nine months ended October 28, 2012. Through October 28, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 28, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion.

Convertible Preferred Stock

As of October 28, 2012 and January 29, 2012, there were no shares of preferred stock outstanding.

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
In addition to these operating segments, we also have an “All Other” category that includes non-recurring charges and benefits which we do not allocate to our operating segments as these items are not included in the segment operating performance measures evaluated by our CODM. On June 12, 2012, we pledged a charitable contribution of $25.0 million to Stanford Hospital and Clinics, payable over a ten year period. The charitable contribution was recorded at its net present value of $20.1 million and is considered a non-recurring charge for the nine months ended October 28, 2012. There were no non-recurring charges or benefits for the three and nine months ended October 30, 2011.

Our CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record inter-segment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same for NVIDIA as a whole.

	GPU	PSB	CPB	All Other	Consolidated
	(In thousands)
Three Months Ended October 28, 2012
Revenue	$739,652	$220,557	$243,901	$—	$1,204,110
Depreciation and amortization expense	$32,351	$4,278	$20,519	$—	$57,148
Operating income (loss)	$193,226	$100,895	$(41,904)	$—	$252,217
Three Months Ended October 30, 2011
Revenue	$644,802	$230,295	$191,083	$—	$1,066,180
Depreciation and amortization expense	$29,547	$5,427	$17,413	$—	$52,387
Operating income (loss)	$146,843	$95,887	$(45,640)	$—	$197,090
Nine Months Ended October 28, 2012
Revenue	$1,987,671	$629,527	$556,059	$—	$3,173,257
Depreciation and amortization expense	$96,481	$13,109	$58,244	$—	$167,834
Operating income (loss)	$434,818	$283,520	$(233,545)	$(20,127)	$464,666
Nine Months Ended October 30, 2011
Revenue	$1,920,935	$642,425	$481,376	$—	$3,044,736
Depreciation and amortization expense	$89,238	$17,414	$45,658	$—	$152,310
Operating income (loss)	$406,833	$235,635	$(116,486)	$—	$525,982

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
China	$205,636	$209,986	$580,934	$732,202
Taiwan	403,769	293,171	1,020,232	857,717
Other Asia Pacific	192,814	223,597	583,858	561,708
United States	257,551	180,245	557,561	442,733
Other Americas	81,463	84,868	239,291	228,223
Europe	62,877	74,313	191,381	222,153
Total revenue	$1,204,110	$1,066,180	$3,173,257	$3,044,736

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 14% and 12% of our total revenue from one customer for the three and nine months ended October 28, 2012, respectively. Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer for the three and nine months ended October 30, 2011.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, was approximately 19% of our accounts receivable balance from one customer at October 28, 2012 and approximately 20% of our accounts receivable balance from one customer at January 29, 2012.

Note 15 - Subsequent Events

On November 8, 2012, we announced the initiation of a quarterly cash dividend program. The initial quarterly dividend of 7.5 cents per share is equivalent to 30 cents per share on an annual basis. The initial cash dividend will be payable on December 14, 2012 to all common stockholders of record at the close of business on November 23, 2012.

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

Overview

Our Company

NVIDIA is known to millions around the world for creating the graphics chips used in personal computers, or PCs, that bring games and home movies to life. With the invention of the graphics processing unit, or GPU, we introduced the world to the power of computer graphics. Today, we reach well beyond PC graphics. Our energy-efficient processors power a broad range of products, from smartphones to supercomputers. Our mobile processors are used in cell phones, tablets and auto infotainment systems. PC gamers rely on our GPUs to enjoy visually immersive worlds. Designers use GPUs to create visual effects in movies and create everything from golf clubs to jumbo jets. Researchers utilize GPUs to push the frontiers of science with high-performance computing. NVIDIA has over 5,000 patents granted and pending worldwide.

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

Recent Developments, Future Objectives and Challenges

GPU Business
During the third quarter of fiscal year 2013, our Kepler-based GPU architecture was extended to lower price points with the launch of our GeForce 660 Ti, GeForce GTX 660, GeForce GTX 650 Ti and GeForce GTX 650 products.
During the second quarter of fiscal year 2013, original equipment manufacturers announced more Kepler-based notebooks. Included among them were new notebooks from Acer, Apple, Asus, Dell, HP, Lenovo, Samsung and Sony. During the first quarter of fiscal year 2013, we had refreshed our notebook GPUs with the launch of the GeForce 600M series. Acer's Aspire Timeline M3, which incorporates the GeForce 600M, is the first Ultrabook with an NVIDIA GPU.

During the first quarter of fiscal year 2013, we launched our new Kepler GPU architecture. Our first Kepler products to be launched were the GeForce GTX 670 and GeForce GTX 680, which are faster, smaller and more power efficient than our previous architecture. We also introduced our third GeForce Kepler product, the GeForce GTX 690, which uses two Kepler GPUs to further enhance performance.

Professional Solutions Business

During the third quarter of fiscal year 2013, Oak Ridge National Laboratory announced the completion of their Titan supercomputer, powered by almost nineteen thousand of our Tesla K20 GPU accelerators. Additionally, we also launched the VGX K2 graphic processor based on the Kepler architecture, for cloud-based workstation graphics and brought our Kepler architecture to Mac professional with the NVIDIA Quadro 5000 for Apple Mac Pro systems.

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

Consumer Products Business

During the third quarter of fiscal year 2013, Microsoft launched its Surface RT, powered by Tegra-3.

During the second quarter of fiscal year 2013, Google announced that our Tegra 3 would power its Nexus 7 tablet. Nexus is the first device to run Jelly Bean, the latest version of the Android operating system. Also, Microsoft announced that a Tegra processor would be powering the Windows RT Surface tablet. Further, Fujitsu's Arrows X, a quad-core LTE smartphone powered by Tegra 3, began shipping into Japan in the second quarter of fiscal year 2013. Additionally, Tegra processors also began shipping in the 17-inch touchscreen infotainment and navigation system in Tesla Motors' new Model S.

During the first quarter of fiscal year 2013, the first Tegra 3 phone, the HTC One X, was launched. Other noteworthy phone wins announced at Mobile World Congress in March 2012 include ZTE, the first Tegra plus Icera phone, Fujitsu, LG and K-Touch.

Stock Repurchase and Cash Dividend Programs

In fiscal year 2007, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013.  In October 2012, the Board extended the program through December 2014. Through October 28, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 28, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion.

On November 8, 2012, we announced the initiation of a quarterly cash dividend program. The initial quarterly dividend of 7.5 cents per share is equivalent to 30 cents per share on an annual basis. The initial cash dividend will be payable on December 14, 2012 to all common stockholders of record at the close of business on November 23, 2012.

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
In addition to these operating segments, we also have an “All Other” category that includes non-recurring charges and benefits which we do not allocate to our operating segments as these items are not included in the segment operating performance measures evaluated by our CODM. On June 12, 2012, we pledged a charitable contribution of $25.0 million to Stanford Hospital and Clinics, payable over a ten year period. The charitable contribution was recorded at its net present value of $20.1 million and is considered a non-recurring charge for the first nine months of fiscal year 2013. There were no non-recurring charges or benefits for the third quarter and first nine months of fiscal year 2012.  Please refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.
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

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.1	47.8	48.3	48.6
Gross profit	52.9	52.2	51.7	51.4
Operating expenses
Research and development	23.6	24.1	26.8	24.2
Sales, general and administrative	8.3	9.7	10.3	10.0
Total operating expenses	31.9	33.8	37.1	34.2
Operating income	21.0	18.5	14.6	17.2
Interest and other income, net	0.1	0.7	0.4	0.4
Income before income tax	21.1	19.2	15.0	17.6
Income tax expense	3.7	2.5	2.8	2.4
Net income	17.4%	16.7%	12.2%	15.2%

Three and nine months ended October 28, 2012 and October 30, 2011

Revenue

Revenue was $1.20 billion for our third quarter of fiscal year 2013, compared to $1.07 billion for our third quarter of fiscal year 2012, which represents an increase of approximately 12.9%.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased by approximately 14.7% to $739.6 million in the third quarter of fiscal year 2013, compared to $644.8 million for the third quarter of fiscal year 2012.  GPU revenues increased due to richer product mix driven by sales of our high-end desktop 28 nanometer Kepler products, offset slightly by a decrease of mainstream desktop sales. Notebook revenues increased as a result of strong design wins based on Intel's Ivy Bridge platform. Memory sales also increased as a result of strength in high-end desktop products. Offsetting these increases were decreases in revenues from our media and communications processors, or MCPs, as these chipsets approach their end of life.

GPU business revenue increased by approximately 3.5% to $1.99 billion for the first nine months of fiscal year 2013, compared to $1.92 billion for the first nine months of fiscal year 2012. GPU revenues increased due to richer product mix driven by sales of our high-end desktop 28 nanometer Kepler products, offset slightly by a decrease of mainstream desktop sales. Notebook revenues also increased as a result of strong design wins based on Intel's Ivy Bridge platform. Additionally, the first nine months of fiscal year 2013 included the full impact of nine months of revenue from the cross licensing arrangement with Intel, while the first nine months of fiscal year 2012 only included seven months of the corresponding revenue. Offsetting these increases were decreases in revenues from our MCP chipsets as these products approach their end of life.

PSB. PSB revenue decreased by approximately 4.2% to $220.6 million in the third quarter of fiscal year 2013, compared to $230.3 million in the third quarter of fiscal year 2012, and decreased by 2.0% to $629.5 million for the first nine months of fiscal year 2013, compared to $642.4 million for the first nine months of fiscal year 2012. These decreases were mainly due to lower sales of our Quadro products, which have been challenged by the macroeconomic environment including weak economic conditions in Europe and softness in other geographies. Conversely, sales of our Tesla products were up in both the third quarter and first nine months of fiscal year 2013, driven largely by the first shipments of our new Kepler-based Tesla products to Oak Ridge National Laboratory in connection with the build of their new Titan supercomputer.

CPB. CPB revenue increased by approximately 27.6% to $243.9 million in the third quarter of fiscal year 2013, compared to $191.1 million for the third quarter of fiscal year 2012.  This increase was primarily due to higher sales of our Tegra 3-based devices as we transitioned from the previous generation Tegra 2-based products, as well as increased sales of embedded products for automotive devices. Offsetting these increases were decreases in license and royalty revenue associated with game consoles and a decrease in revenue from embedded entertainment products.

CPB revenue increased by approximately 15.5% to $556.1 million for the first nine months of fiscal year 2013, compared to $481.4 million for the first nine months of fiscal year 2012. The main drivers for the increase were higher sales of our Tegra products and higher sales of our embedded products for entertainment and automotive devices. Offsetting these increases was a decrease in license and royalty revenue associated with game consoles.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 72% and 75% of total revenue for the third quarter of fiscal years 2013 and 2012, respectively, and were 75% and 79% of total revenue for the first nine months of fiscal years 2013 and 2012, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 14% and 12% of our total revenue from one customer for the three and nine months ended October 28, 2012, respectively. Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer for the three and nine months ended October 30, 2011.

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

Our overall gross margin was 52.9% and 52.2% for the third quarter of fiscal years 2013 and 2012, respectively, and 51.7% and 51.4% for the first nine months of fiscal years 2013 and 2012, respectively.

We expect our gross margin for the fourth quarter of fiscal year 2013 to be relatively consistent with the third quarter of fiscal year 2013.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012.  GPU margins increased primarily due to an increase in unit volume of our high-end 28 nanometer Kepler-based desktop and notebook products which contributed to a richer overall mix toward high-end GPU product sales. The gross margin of our GPU business increased slightly between the first nine months of fiscal year 2013 and first nine months of fiscal year 2012, also due primarily to a richer product mix favoring a higher volume of our high-end desktop and notebook products based on our 28 nanometer Kepler technology. Additionally, we recognized a full nine months of revenue from the cross licensing arrangement with Intel in the first nine months of fiscal year 2013 as compared to seven months of such revenue for the first nine months of fiscal year 2012, which also contributed to the gross margin improvement.

PSB. The gross margin of our PSB improved in the third quarter of fiscal year 2013 when compared to third quarter of fiscal year 2012 as well as in the first nine months of fiscal year 2013 when compared to the first nine months of fiscal year 2012, due primarily to a richer product mix.

CPB. The gross margin of our CPB remained relatively flat in the third quarter of fiscal year 2013 when compared with the third quarter of fiscal year 2012. Gross margin of our CPB decreased in the first nine months of fiscal year 2013 when compared to the first nine months of fiscal year 2012, primarily due to a shift in mix within Tegra products and due to decreases in licenses and royalty revenue associated with game consoles when compared to the same periods in the prior year.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 28, 2012	October 30, 2011	$ Change	% Change	October 28, 2012	October 30, 2011	$ Change	% Change
	($ in millions)				($ in millions)
Research and development expenses	$284.2	$256.5	$27.7	10.8%	$849.3	$735.7	$113.5	15.4%
Sales, general and administrative expenses	100.3	103.1	(2.8)	(2.8)%	326.8	304.8	22.0	7.2%
Total operating expenses	$384.5	$359.6	$24.8	6.9%	$1,176.1	$1,040.5	$135.6	13.0%
Research and development as a percentage of net revenue	23.6%	24.1%			26.8%	24.2%
Sales, general and administrative as a percentage of net revenue	8.3%	9.7%			10.3%	10.0%

Research and Development

Research and development expenses were $284.2 million and $256.5 million during the third quarter of fiscal years 2013 and 2012, respectively, an increase of $27.7 million, or 10.8%.  This increase was primarily due to an increase in compensation and benefits of $22.6 million, driven by growth in headcount.

Research and development expenses were $849.3 million and $735.7 million in the first nine months of fiscal years 2013 and 2012, respectively, an increase of $113.5 million, or 15.4%.  Compensation and benefits increased by $75.9 million, other employee related expenses increased by $1.9 million, and computer software and equipment expense increased by $2.3 million, primarily driven by growth in headcount. Development cost increased by $7.4 million primarily as a result of development costs associated with the ramp up and launch of our Kepler 28 nanometer technology and other products. Depreciation and amortization increased by $8.4 million primarily due to amortization of intangibles associated with our acquisition of Icera, as well as purchases of additional hardware and licenses.

Sales, General and Administrative

Sales, general and administrative expenses were $100.3 million and $103.1 million during the third quarter of fiscal years 2013 and 2012, respectively, a decrease of $2.8 million, or 2.8%. The decrease was primarily attributable due to a reduction in professional service costs associated with the acquisition of Icera in the prior fiscal year and in other litigation matters. These decreases were offset by an increase in compensation and benefits related to growth in headcount.

Sales, general and administrative expenses were $326.8 million and $304.8 million for the first nine months of fiscal years 2013 and 2012, respectively, an increase of $22.0 million, or 7.2%.  The increase was primarily attributable due to a $20.1 million expense for the net present value of a charitable contribution, made in the second quarter of fiscal year 2013. Also contributing to the increase was $15.1 million of compensation and benefits, primarily driven by growth in headcount. These increases were offset by a $12.4 million decrease in professional services costs associated with the acquisition of Icera in the prior fiscal year and other litigation matters.

We expect operating expenses to increase in the fourth quarter of fiscal year 2013.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $4.7 million and $4.4 million for the third quarter of fiscal years 2013 and 2012, respectively, an increase of $0.3 million. Interest income was $15.2 million and $14.9 million for the first nine months of fiscal years 2013 and 2012, respectively, an increase of $0.3 million. Both increases were primarily due to higher average cash balances.

Other Income (Expense), net

Other income (expense) primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation. Other income (expense) was $(3.3) million in the third quarter of fiscal year 2013 compared to income of $3.3 million in the third quarter of fiscal year 2012, an increase in expense of $6.6 million. Other income (expense) was $(4.0) million and $(2.1) million for the first nine months of fiscal years 2013 and 2012, respectively, a increase in expense of $1.9 million. These changes were primarily driven by an increase in foreign currency translation losses in the third quarter and first nine months of fiscal year 2013, when compared to third quarter and first nine months of fiscal year 2012.

Income Taxes

We recognized income tax expense of $44.5 million and $87.4 million for the three and nine months ended October 28, 2012, respectively, and $26.5 million and $73.8 million for the three and nine months ended October 30, 2011, respectively.  Income tax expense as a percentage of income before taxes, or our effective tax rate, was 17.6% and 18.4% for the three and nine months ended October 28, 2012, respectively, and 13.0% and 13.7% for the three and nine months ended October 30, 2011, respectively.

The increase in our effective tax rate in fiscal year 2013 as compared to the same periods in the prior fiscal year was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2011, which provided no tax benefit for the three and nine months ended October 28, 2012.

Our effective tax rate on income before tax for the first nine months of fiscal year 2013 of 18.4% and fiscal year 2012 of 13.7% were lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax, and for fiscal year 2012 due to the benefit of the U.S. federal research tax credit.

We expect our effective tax rate in the fourth quarter of fiscal year 2013 to be approximately 20%, plus or minus one percentage point, excluding any discrete tax events that may occur during the fourth quarter, which, if realized, may increase or decrease our fourth quarter tax rate.
Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.
Liquidity and Capital Resources

	As of October 28, 2012	As of January 29, 2012
	(In millions)
Cash and cash equivalents	$525.4	$667.9
Marketable securities	2,909.4	2,461.7
Cash, cash equivalents, and marketable securities	$3,434.8	$3,129.6

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In millions)
Net cash provided by operating activities	$373.2	$498.6
Net cash used in investing activities	$(602.6)	$(814.9)
Net cash provided by financing activities	$86.9	$217.7

As of October 28, 2012, we had $3.43 billion in cash, cash equivalents and marketable securities, an increase of $305.2 million from $3.13 billion as of January 29, 2012. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions that are required to follow our investment policy, which requires the purchase of top-tier investment grade securities and the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $373.2 million and $498.6 million during the first nine months of fiscal years 2013 and 2012, respectively. The decrease in cash provided by operating activities in the first nine months of fiscal year 2013 was primarily due to a decrease in our net income and an increase in inventory, attributable to a ramp in production builds of our Kepler GPU products.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $602.6 million and $814.9 million during the first nine months of fiscal years 2013 and 2012, respectively. The decrease in cash used for investing activities was primarily due to the absence of acquisition activity during the first nine months of fiscal year 2013. This was offset by an increase in net purchases, sales and maturities of our available for sale investments.

Financing activities

Financing activities provided cash of $86.9 million and $217.7 million during the first nine months of fiscal years 2013 and 2012, respectively.  Net cash provided by financing activities decreased in the first nine months of fiscal year 2013 when compared to the first nine months of fiscal year 2012, primarily due to a decrease in proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of October 28, 2012, we did not have any investments in auction-rate preferred securities.

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

As of October 28, 2012 and January 29, 2012, we had $3.43 billion and $3.13 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 28, 2012, we were in compliance with our investment policy.  As of October 28, 2012, our investments in government agencies and government sponsored enterprises represented approximately 58% of our total investment portfolio, while the financial sector accounted for approximately 22% of our total investment portfolio. Of the financial sector investments, 12% are guaranteed by the U.S. government. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of October 28, 2012. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the third quarter of fiscal year 2013.

Net realized gains for the third quarter and the first nine months of fiscal year 2013 were $0.1 million and $0.4 million, respectively.  Net realized gains for the third quarter and the first nine months of fiscal year 2012 were $0.1 million and $0.5 million, respectively. As of October 28, 2012, we had a net unrealized gain of $11.8 million, which was comprised of gross unrealized gains of $12.3 million, offset by gross unrealized losses of $0.5 million. As of January 29, 2012, we had a net unrealized gain of $11.5 million, which was comprised of gross unrealized gains of $12.0 million, offset by $0.5 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. One customer accounted for approximately 19% of our accounts receivable balance at October 28, 2012. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Stock Repurchase Program

In fiscal year 2007, our Board of Directors, or "Board" authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013.   In October 2012, the Board extended the program through December 2014.The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our stock repurchase program, we have entered into, and we may continue to enter into, structured stock repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

We did not enter into any structured stock repurchase transactions or otherwise purchase any shares of our common stock during the three and nine months ended October 28, 2012. Through October 28, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 28, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion.

Cash Dividend Program

On November 8, 2012, we announced the initiation of a quarterly cash dividend program. The initial quarterly dividend of 7.5 cents per share is equivalent to 30 cents per share on an annual basis. The initial cash dividend will be payable on December 14, 2012 to all common stockholders of record at the close of business on November 23, 2012.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, stock repurchase, cash dividends and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

·      decreased demand and market acceptance for our products and/or our customers’ products;
·      inability to successfully develop and produce in volume production our next-generation products;
·      competitive pressures resulting in lower than expected average selling prices; and
·      new product announcements or product introductions by our competitors.

We expect to spend approximately $60.0 million to $70.0 million for capital expenditures during the remainder of fiscal year 2013.

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Contractual Obligations

As of October 28, 2012, we had outstanding inventory purchase obligations totaling approximately $596.7 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

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

Off-Balance Sheet Arrangements

As of October 28, 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of October 28, 2012 and January 29, 2012, we had $3.43 billion and $3.13 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of October 28, 2012, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of October 28, 2012, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $16.6 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of October 28, 2012, our investments in government agencies and government sponsored enterprises represented approximately 58% of our total investment portfolio, while the financial sector accounted for approximately 22% of our total investment portfolio.  Of the financial sector investments, 12% are guaranteed by the U.S. government.  All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2% - 5%, fair market values for these investments would decline by approximately $47.9 - $119.8 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency re-measurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain (loss) included in determining net income for the third quarter of fiscal years 2013 and 2012 was $(3.0) million and 4.5 million, respectively. During the first nine months of fiscal years 2013 and 2012, the aggregate foreign currency exchange gain (loss) included in determining net income was (1.0) million and $1.8 million, respectively. Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at October 28, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 28, 2012, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current competitors include:

•
suppliers of graphics processing units, or GPUs, including chipsets that incorporate three-dimensional, or 3D, graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, Intel Corporation, Matrox Electronics Systems Ltd. and VIA Technologies, Inc.;

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

If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete.  We expect substantial competition from Intel and AMD, both of whom have a strategy of selling platform solutions, including integrating a central processing unit, or CPU, and a GPU on the same chip.  As Intel and AMD continue to pursue platform solutions and integrated CPUs, our business could be negatively impacted. Despite the use of these integrated CPUs, personal computer, or PC, builders and consumers have continued to embrace discrete GPUs to provide higher performance, or the GPU attach rate. If integrated CPUs offer a more compelling value proposition in the future, our GPU attach rate could decrease, which could adversely affect our business and cause our financial results to decline.
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
We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to manufacture our semiconductor wafers using their fabrication equipment and techniques. A substantial portion of our wafers are supplied by TSMC. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Since we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any set pricing or minimum quantity of product at any time except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation. For example, due to capacity constraint at TSMC of our 28 nanometer Kepler graphics processing units, or GPUs, in the first quarter of fiscal year 2013, we were unable to fulfill customer demand for our high-end desktop GPU products, and as our sales mix shifted to our mainstream desktop GPU products, revenue and gross margins for the first quarter of fiscal year 2013 were negatively impacted compared to the prior quarter. We experienced continued 28 nanometer-supply constraints in the second quarter of fiscal year 2013.

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
We receive a significant amount of our revenue from a limited number of customers.  Revenue from significant customers, those representing 10% or more of total revenue, was approximately 14% and 12% of our total revenue from one customer for the third quarter and first nine months of fiscal year 2013, respectively, and approximately 11% of our total revenue from one customer for the third quarter and first nine months of fiscal year 2012.  Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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
Demand for many of our revenue components fluctuates and is difficult to predict, and our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast revenue and profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 31.9% and 37.1% of our total revenue for the third quarter and first nine months of fiscal year 2013, respectively, and 33.8% and 34.2% of our total revenue for the third quarter and first nine months of fiscal year 2012, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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

We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. For example, in July 2012, unauthorized third parties gained access to certain user information on our online forums. We have strengthened security in an effort to minimize future attacks. However, hackers may continue to target our security controls in the future, and we cannot guarantee that our security measures will be able to prevent future breaches of our website and/or attacks on our products.
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
Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers' businesses, and to downturns in the industry and the worldwide economy.  We recorded approximately 19% of our accounts receivable balance from one customer at October 28, 2012.
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
If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  Our engineering and technical resources included 5,654 and 4,921 full-time employees as of October 28, 2012 and October 30, 2011, respectively.  Research and development expenditures were $284.2 million and $256.5 million for the third quarter of fiscal years 2013 and 2012, respectively, and $849.3 million and $735.7 million for the first nine months of fiscal years 2013 and 2012, respectively.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.
We are subject to risks associated with international operations which may harm our business.
We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 72% and 75% of our revenue for the third quarter of fiscal years 2013 and 2012, respectively, and 75% and 79% of our revenue for the first nine months of fiscal years 2013 and 2012, respectively, from sales to customers outside the United States and other Americas.  As of October 28, 2012, we had offices in 15 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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
Our international operations in China, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, Russia, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management's attention and other resources, any of which could negatively impact our operating results.

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
Our cash equivalent and marketable securities portfolio as of October 28, 2012 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of October 28, 2012, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
We are subject to litigation arising from alleged defects in our previous generation MCP and GPU products which, if determined adversely to us, could harm our business.
As of October 28, 2012, we recorded a total cumulative net warranty charge of $475.9 million, of which $466.4 million has been charged against cost of revenue, to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configuration. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. Although we believe this issue has been nearly fully remediated, we remain committed to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $33.1 million and $33.2 million for the third quarter of fiscal years 2013 and 2012, respectively, and $100.9 million for the first nine months of fiscal years 2013 and 2012, related to on-going vesting of equity awards, which negatively impacted our operating results.
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
Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of our Board of Directors to create and issue preferred stock without prior stockholder approval;

•	the prohibition of stockholder action by written consent;

•	a classified Board of Directors, which will become fully declassified from and after our 2014 Annual Meeting of Stockholders; and

•	advance notice requirements for director nominations and stockholder proposals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through December 2014. The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our stock repurchase program, we have entered into, and we may continue to enter into, structured stock repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

We did not enter into any structured stock repurchase transactions or otherwise purchase any shares of our common stock during the three and nine months ended October 28, 2012. Through October 28, 2012, we have repurchased an aggregate of 90.9 million shares under our stock repurchase program for a total cost of $1.46 billion.  As of October 28, 2012, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.24 billion.

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

Date: November 19, 2012

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