Form 10-K
period 2013-01-27
NVIDIA CORP
filed 2013-03-12
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 27, 2013
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2012 was approximately $7.98 billion (based on the closing sales price of the registrant's common stock as reported by the NASDAQ Global Select Market on July 27, 2012). This calculation excludes approximately 27,504,545 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of common stock outstanding as of March 8, 2013 was 615,980,172.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NVIDIA CORPORATION

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

 © 2013 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, 3D Vision, CUDA, GeForce, NVIDIA Fermi, ICERA, Kepler, Maximus, Quadro, Tesla, Tegra, GRID and NVIDIA GRID are trademarks and/or registered trademarks of NVIDIA Corporation in the U.S. and other countries.

PART I

ITEM 1. BUSINESS

Our Company
NVIDIA is a visual computing company, connecting people through the powerful medium of computer graphics. In a world increasingly filled with visual displays, our graphics technologies let our customers interact with the world of digital ideas, information and entertainment with an efficiency that no other communication medium can provide. Visualization transcends cultural and language boundaries and enhances the quality of life whether the setting is work or pleasure and the task is mission critical or for entertainment.
We have long been known to millions around the world for creating the graphics chips used in PCs that bring video games to life. With our invention of the GPU, we introduced the world to the power of programmable shading, which defines modern computer graphics. Today, we reach well beyond PC graphics and games. Our energy-efficient processors are at the heart of products ranging from mobile devices to supercomputers. PC gamers choose our GPUs by name to enjoy immersive fantasy worlds. Our Tegra processors power smartphones, tablets and automobile infotainment systems. Professional designers use our GPUs to create visual effects in movies and design everything from audio headsets to commercial aircraft. And supercomputers take advantage of the massively parallel processing capabilities of our GPUs to accelerate a wide range of important applications, from simulations of viruses at the molecular level, to modern weather forecasting and global oil exploration.
NVIDIA's research and development in visual computing has yielded more than 5,000 patents granted or pending worldwide, and including ones covering inventions essential to modern computing.
Our businesses are based on two important technologies: the GPU and the Tegra processor. GPUs, each with billions of transistors, are the engine of visual computing and among the world's most complex processors. We have GPU product brands designed for specific users and applications: GeForce for gamers; Quadro for designers; Tesla for researchers; and GRID VGX for cloud-based server graphics modules. We recently announced the NVIDIA GRID visual computing appliance, a fully integrated system with GRID VGX graphics modules that run NVIDIA's proprietary system software. GRID is a first-of-its-kind device, designed to serve graphics-intensive applications from the cloud simultaneously to a large number of concurrent users.
The Tegra processor is a system-on-a-chip, or SOC, integrating an entire computer on a single chip. Tegra processors incorporate multi-core GPUs and CPUs together with audio, video and input/output capabilities. They can also be integrated with baseband processors for phone and data communication. Unlike power-inefficient processors built for PCs, our Tegra SOC conserves power while delivering state-of-the-art graphics and multimedia processing. Tegra runs devices like smartphones, tablets and PCs; it can also be embedded into smart devices, such as televisions, monitors, set-top boxes, gaming devices and cars. We recently announced Project SHIELD, the first Android device designed for gaming. Project SHIELD features our Tegra 4 processor, contains proprietary NVIDIA-developed software and system technologies and leverages our deep partnerships with game developers all over the world.
Headquartered in Santa Clara, California, we were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Our Businesses
Our two primary reporting segments are based on the GPU and the Tegra processor. We sell our processors to OEMs that build PCs, workstations, servers, smartphones and tablets. We target four market segments - Gaming, Enterprise, Mobile and Cloud - where our deep expertise in visual computing allows us to create solutions and experiences for users.

NVIDIA MARKETS

Gaming
Enterprise
Mobile
Cloud
GPUs
Tegra Processors

NVIDIA BUSINESSES

Businesses            Product Lines
GPU

•
GeForce for consumer desktop and notebook PCs. GeForce GPUs enhance the gaming experience on PCs by improving the visual quality of graphics through complex visual fidelity effects, higher frame rate for smoother gameplay and replicating the realistic behavior of light and physical objects

•	Quadro for professional workstations

•	Tesla for supercomputing servers and workstations

•	GRID Graphics Modules for industry-standard servers to accelerate virtual desktop infrastructure (VDI) from companies like Citrix and VMware; also for server workstations

•
GRID Systems for applications ranging from streaming games to hosting graphics-intensive design applications such as Adobe, Autodesk and SolidWorks. GRID visual computing appliances -- a new class of computing systems designed to remotely serve graphics-intensive applications from corporate networks or the cloud -- incorporate many GPU modules and run proprietary software so they can serve many users simultaneously. Interactivity, high performance and the ability to serve many concurrent users are GRID's distinguishing characteristics

Tegra Processors

•
Tegra processors are architected to deliver a superior visual and multimedia experience on tablets, smartphones and gaming devices while consuming minimal power. The latest generation is Tegra 4, the world's fastest mobile processor on leading benchmarks, and the first quad-core A15 processor, with 72 graphics cores (compared with Tegra 3's 12 cores). Tegra 4 was unveiled at the Consumer Electronics Show (CES) 2013 and we expect to begin shipping in the second quarter of fiscal year 2014

•	Icera baseband processors and radio frequency (RF) transceivers for mobile connectivity

•	Integrated chip solutions that combine the Tegra applications processor and the Icera baseband processor

•
Project SHIELD, an Android gaming device featuring our Tegra 4 processor, optimized to help users enjoy digital content in the cloud. There are Android phones, Android book readers and Android notepads with pens. Project SHIELD is for gaming and designed to let gamers play the way they want - untethered, open and connected to the cloud

•
Tegra VCM, Tegra-based vehicle computing modules that integrate an entire automotive computer into a single component. These drive the computing needs of modern connected cars, enabling sophisticated navigation and infotainment systems, as well as next-generation safety and driver-assistance systems

•	Embedded computing platforms for a variety of digital consumer devices, such as TVs and smart monitors

Our Markets
For markets where visual computing is particularly important, we dedicate ourselves to creating differentiated experiences that delight users. Visual computing is pervasive and customers include gamers, enterprises, and tablet and mobile phone users. We consistently build the industry's best processors and system software for the segments on which we focus. We work hard to connect all the dots between our hardware and software offerings, as well as partner applications, to provide customers with complete solutions.
Gaming
Consumers today can watch movies, read books or listen to music on many kinds of devices. Their content is either stored and enjoyed on their devices, or stored in the cloud and streamed to their devices, whether PC, Mac, phone, connected TV or tablet. When consumers put down one device and pick up another, they expect to pick up where they left off in a consistent, seamless experience. Our goal is to deliver this same end-to-end experience for gaming, which is the largest market in consumer entertainment.
We focus on open platforms - PCs, mobile devices and, recently, the cloud. We build processors to deliver the best graphics for a great gaming experience, sophisticated 3D software and algorithms that are incorporated into games, and a new visual computing appliance that allows games to be played remotely from the cloud. By developing on our platforms, developers can achieve the broadest reach - on PC, Mac, phone, connected TV or tablet - which provides gamers with enjoyment and flexibility.
Our products for the gaming market include: GeForce GTX GPUs for PC gaming; Tegra processors for mobile devices; the GRID visual computing appliance, which streams games from the cloud to connected devices; and Project SHIELD, which we announced at CES 2013 and expect to ship in the second quarter of fiscal year 2014. These products can be enjoyed independently or in conjunction with each other to connect the gaming experience across platforms. For example, gamers can use Project SHIELD to play Android games or stream games from a PC with a GeForce processor; or, they can stream games from a GRID gaming server to their PC or TV.
Enterprise
Our enterprise strategy is to serve as our customers' most trusted graphics partner, working closely with independent software vendors to optimize their offerings for NVIDIA GPUs, and delivering end-to-end visual computing solutions for targeted visual-computing-intensive applications. Our visual computing solutions enhance productivity for critical parts of the workflow of major industries, ranging from automotive, to film and television broadcast, to oil and gas.
Visual computing is vital to productivity in many large and important industries:

•	Design and Manufacturing - including architectural design, consumer-products manufacturing, medical instrumentation, and science & aerospace

•	Media and Entertainment - including special effects for movies and television, advertising, and virtual sets for broadcast

•	High Performance Computing - aerospace simulation, molecular dynamics and bio-science simulations of viruses, oil & gas exploration

•
Virtual Desktop Infrastructure (VDI) - professional applications for design, enterprise applications for power and productivity users in the workplace, working on such devices as tablets and notebook PCs

NVIDIA products for the enterprise market include Quadro GPUs for workstations, Tesla GPUs for high performance computing servers, and GRID server graphics for enterprise VDI applications.
NVIDIA Quadro GPUs enhance the productivity of designers by improving performance and adding critical functionality, such as photorealistic rendering for computer-aided design workstations. They are used in professional video editing to generate special effects in movies and to create virtual sets for broadcast. The recognized standard for professional graphics, Quadro products are the reference platform for virtually all major design and content-creation software developed for professional workstations.
Tesla applies the parallel-processing capability of GPUs to general-purpose computing problems, greatly increasing performance and power efficiency over CPU-only solutions. Tesla-based servers and supercomputers increase the speed of applications used in bio-science research, mechanical and fluid simulations, energy exploration and computational finance.
GRID, a first-of-its-kind technology introduced this year, makes it possible to run graphics-intensive applications remotely on a server in the datacenter, instead of locally on a PC or workstation. It enables pixels to be processed, compressed and streamed so quickly that it appears that work is being done by a powerful computer adjacent to the viewing screen. As the processing-intensive application resides in the server and only the final image is streamed, complex applications can now be accessed from virtually any computing device. Designers, sales and marketing professionals can click on an icon and run a professional application from a PC, Mac, iPad or Android tablet. NVIDIA offers GRID graphics modules and software that OEMs can include in their standard servers.
Mobile
Mobile computing devices in various form factors are expected to continue to drive the user experience. According to Strategy Analytics, more than 800 million smartphones and 180 million tablets are expected to ship in 2013, approaching the number of laptop PCs sold.
The foundation of our mobile computing strategy is the Tegra processor, which harnesses our expertise in computer chip, software and system design, while leveraging our world-leading expertise in visual computing. In just a few short years, we have established a presence in the industry and have achieved many industry firsts:

•	Tegra 2 - the first dual-core mobile processor

•	Tegra 3 - the first quad-core mobile processor

•
Tegra 4 - the first mobile processor with computational photography capabilities, making possible for the first time single-shot high dynamic range (HDR) photos, HDR panoramic shots and continuous object tracking and focus

•	Icera - the first software-defined radio modem to achieve LTE

•	Tegra was also the first processor used in a Google Honeycomb Android tablet and in a Microsoft Windows RT PC

Our strategy is to innovate faster than the competition, introducing new features and capabilities to differentiate the user experience. In doing so, we leverage our PC proficiency and harness industry trends that we believe favor NVIDIA's core graphics expertise.
The mobile market is more than smartphones to us. The combination of Tegra and our significant computing software assets enables us to address the many new markets for connected smart devices. For example, 60 million cars are sold each year, and all, we believe, will eventually include multiple Tegra-like computers that augment our driving experience. They will ensure our safety and the safety of those around us, search and navigate to destinations through heads-up displays, and enhance our comfort and enjoyment. Cars will be connected to our mobile devices. They may someday drive themselves out of parking garages to meet their owners, with the seat and temperature already set to their liking.
Increasingly, devices will be smarter and connected. There will be smart TVs that respond to voice and gesture commands, smart monitors powered by Android making a PC optional, watches and jewelry that recognize voice commands and make calls. Our mobile strategy is to put Tegra into every device where visual computing is valued.
Cloud
The computer industry has gone through several major industry shifts - from client-servers, to PCs, to mobile devices connected to the Internet. But none appear to be as sweeping as cloud computing, in which computing devices are connected to the cloud and applications are served as a service.
By extending visual computing into the cloud, NVIDIA is expanding the application of the GPU beyond the PC into the server and datacenter. Virtualizing the GPU enables it to be shared by many concurrent users. And we have created technologies that allow the rendered image to be quickly compressed and streamed to a distant computer.

NVIDIA's GRID visual computing appliance is a first of its kind, designed to let users interact remotely with graphics-intensive applications for entertainment and business. By making graphics applications available on a network or in the cloud, we aim to expand the GPU's addressable market to virtually any connected display. GRID is designed to stream a graphics application the way Netflix streams a movie. It will enable Adobe Photoshop to be run remotely and interacted with as if the application were on the PC. GRID is a computing appliance for many users to share graphics processing, much the same way that a router is a computing appliance designed for networking.
Initial target markets of the NVIDIA GRID appliance are cloud gaming and software-as-a-service (SaaS) hosting of graphics-intensive applications. For cloud gaming, we are partnering with cloud gaming middleware providers around the world, who in turn work with large service and media providers. For hosting graphics-intensive design applications, including Autodesk, Adobe and SolidWorks, we are partnering with value-added resellers specialized in serving the computing needs of designers and artists.
Our Strategies
Extend Technology Leadership in Visual Computing. We believe that visual computing is fundamental to the continued expansion of computing and essential to new computing experiences that define the future of computing. We apply world-leading expertise in these areas to enhance the user experience for consumer entertainment and professional visualization applications. We focus our significant R&D depth and scale to extend our visual computing leadership.
Enable and Deliver the World's Best Gaming Experiences. By focusing on open platforms and end-to-end experiences, we aim to bring the highest fidelity and quality to any gaming device. With a broad portfolio of products and technologies optimized for gamers - GPUs and software, mobile systems-on-a-chip, value-added solutions such as GeForce Experience and TegraZone, differentiated devices like Project SHIELD, and technologies and appliances for high-quality streaming in GRID - NVIDIA is committed to ensuring that gaming on our platforms is delightful and exciting.
Revolutionize Computing with the Parallel Processing Capability of the GPU. NVIDIA CUDA is a general purpose parallel computing architecture that leverages the thousands of massively parallel processors inside an NVIDIA GPU to solve many complex computational problems in a fraction of the time required by a CPU. We work with developers worldwide who write application programs for the CUDA architecture using various high-level programming languages. Developers are able to accelerate algorithms in areas ranging from molecular dynamics to image processing, X-ray image reconstruction and derivatives modeling for financial risk analysis. We believe the work we are doing around GPU computing is an important step to the future of how computing will be done.
Extend our Visual Computing Leadership into Mobile and Cloud Computing Platforms. Mobile, cloud and SaaS are driving changes in the computer industry. Although a great challenge to make possible due to the significant computational intensity of graphics, we believe visual computing will be a key component in this new computing paradigm. As with books and music, we want to enable interactive graphics applications like games, movie and photo editors, and design software to be accessed from any computer and from anywhere.
Leverage our Processors and Visual Computing Expertise to Create Differentiated Devices. We recently announced Project SHIELD, an NVIDIA developed and branded Android device designed for gaming and featuring our latest processor Tegra 4. We believe Project SHIELD will attract modern gamers who want to play on open platforms and untethered to the living room. We believe Project SHIELD will also enhance the strategic position of Tegra. We believe Project SHIELD will attract more games to TegraZone, which will in turn make every Tegra-powered device more enjoyable. Just as Project SHIELD is a device built around Tegra, we leveraged our GPU to create a first-of-its-kind visual computing appliance called GRID. Leveraging our GPU and visual computing expertise, the NVIDIA GRID is a visual computing appliance designed to serve graphics-intensive applications to many users simultaneously.
Use Our Intellectual Property and Resources to Enter into License and Development Contracts. We believe our technology leadership in graphics and mobile computing offers the opportunity to license our technology to strategic customers that desire to build such capabilities directly into their own products. We expect to enter into license and development arrangements, some of which may involve significant customization of our intellectual property components and further enhance the reach of our graphics and mobile technology.

Sales and Marketing
Our worldwide sales and marketing strategy is key to our objective to become the leading supplier of high-performance and efficient GPUs and mobile system-on-chip products. Our sales and marketing teams work closely with each industry's respective OEMs, original design manufacturers, or ODMs, system builders, motherboard manufacturers, add-in board manufacturers, or AIBs, and industry trendsetters, collectively referred to as our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist our Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are keys to improving our Channel's time-to-market, maintaining a high level of customer satisfaction within our Channel and fostering relationships that encourage customers to use the next generation of our products.

In the markets we serve that purchase our GPUs, the sales process involves achieving key design wins with leading OEMs and major system builders and supporting the product design into high volume production with key ODMs, motherboard manufacturers and AIBs. These design wins in turn influence the retail and system builder channel that is serviced by AIB and motherboard manufacturers. Our distribution strategy is to work with a number of leading independent contract equipment manufacturers, or CEMs, ODMs, motherboard manufacturers, AIBs and distributors, each of which have relationships with a broad range of major OEMs and/or strong brand name recognition in the retail channel. Currently, we sell a significant portion of our processors directly to distributors, CEMs, ODMs, motherboard manufacturers and AIBs, which then sell boards and systems with our products to leading OEMs, retail outlets and a large number of system builders. In the Tegra Processor segment that we serve, the sales process primarily involves achieving key design wins directly with the leading mobile OEMs and supporting the product design into high-volume production.

As a result of our Channel strategy, a small number of our customers represent the majority of our revenue. However, their end customers consist of a large number of OEMs and system builders throughout the world.  Sales to our largest customer accounted for 13% of our total revenue for fiscal year 2013.

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

Seasonality

Our industry is largely focused on the consumer products market. Historically, we have seen stronger revenue in the second half of our fiscal year than in the first half of our fiscal year, primarily due to back-to-school and holiday demand. However, there can be no assurance that this trend will continue.

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

We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., JSI Logistics Ltd., King Yuan Electronics Co., Ltd., Siliconware Precision Industries Company Ltd. and STATS ChipPAC Incorporated to perform assembly, testing and packaging of most of our products. We purchase substrates from Nanya Technology Corporation, IbidenCo., Ltd. and Unimicron Technology Corporation.
We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship the semiconductors to CEMs, distributors, motherboard and AIB customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship our products to retailers, system builders or OEMs as motherboard and add-in board solutions.
Inventory and Working Capital

We focus considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and then using our industry experience to forecast demand on a product-by-product basis. We then place manufacturing orders for our products that are based on forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. We generally maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules.

Our existing cash and marketable securities balances increased by 19.1% at the end of fiscal year 2013 compared with the end of fiscal year 2012. We believe that these balances and our anticipated cash flows from operations will be sufficient to meet our operating, acquisition and capital requirements for at least the next twelve months.

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading visual computing technology including 3D graphics, HD video, audio, ultra-low power consumption and SOC architectures is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs and Tegra Processors, including GPUs for high-performance computing, and Tegra SOCs for Project SHIELD and other mobile products using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

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

As of January 27, 2013, we had 5,783 full-time employees engaged in research and development. During fiscal years 2013, 2012 and 2011, we incurred research and development expense of $1,147.3 million, $1,002.6 million and $848.8 million, respectively.

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

A significant source of competition comes from companies that provide or intend to provide GPUs and mobile SOC products. Some of our competitors may have greater marketing, financial, distribution and manufacturing resources than we do and may be more able to adapt to customer or technological changes.

Our current competitors include:

•	suppliers of GPUs, including supercomputers and chipsets that incorporate 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, and Intel;

•
suppliers of SOC products that support tablets, smartphones, and PCs as well as products that are embedded into smart devices such as televisions, monitors, set-top boxes, gaming devices and cars, such as AMD, Apple Inc., ARM Holdings plc, Broadcom Corporation, Fujitsu Limited, HiSilicon Technologies Co., Ltd., Imagination Technologies Ltd., Intel, Marvell Technology Group Ltd., Mediatek, NEC Corporation, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co. Ltd., and ST Microelectronics;

•	licensors of graphics technologies, such as ARM Holdings plc, Imagination Technologies Group plc. and Vivante Corporation; and

•
suppliers of cellular basebands such as Broadcom Corporation, Freescale Semiconductor Inc., HiSilicon Technologies Co., Ltd., Intel, Marvell Technology Group Ltd., Mediatek, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co. Ltd., Spreadtrum Communications Co., Ltd, and ST-Ericsson.

If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. We expect substantial competition from both Intel's and AMD's strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by AMD's APU product and Intel's CPUs with integrated graphics. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from August 2013 to February 2032. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

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

Employees

As of January 27, 2013, we had 7,974 employees, 5,783 of whom were engaged in research and development and 2,191 of whom were engaged in sales, marketing, operations and administrative positions. We believe we have good relationships with our employees.

Environmental Regulatory Compliance

To date, we have not incurred significant expenses related to environmental regulatory compliance matters. For additional detail see “Item 1A. Risk Factors - Risks Related to Regulatory, Legal, Our Common Stock and Other Matters - Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.”

Financial Information by Reporting Segment and Geographic Data

The information included in Note 17 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, including financial information by reporting segment and revenue and long-lived assets by geographic region, is hereby incorporated by reference. For additional detail regarding the risks attendant to our foreign operations see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - We are subject to risks associated with international operations which may harm our business.”

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and their positions as of February 25, 2013:

Name	Age	Position
Jen-Hsun Huang	50	President, Chief Executive Officer and Director
Karen Burns	45	Vice President and Interim Chief Financial Officer
Ajay K. Puri	58	Executive Vice President, Worldwide Sales
David M. Shannon	57	Executive Vice President, General Counsel and Secretary
Debora Shoquist	58	Executive Vice President, Operations

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

David M. Shannon serves as Executive Vice President, General Counsel and Secretary of NVIDIA.  Mr. Shannon joined NVIDIA in August 2002 as Vice President and General Counsel. Mr. Shannon became Secretary of NVIDIA in April 2005, a Senior Vice President in December 2005 and an Executive Vice President in January 2009.  In January 2013, Mr. Shannon also became the head of Human Resources and currently leads both the Legal and Human Resources functions.  From 1993 to 2002, Mr. Shannon held various counsel positions at Intel, most recently the position of Vice President and Assistant General Counsel. Mr. Shannon also practiced for eight years in the law firm of Gibson Dunn and Crutcher, focusing on complex commercial and high-technology related litigation. Mr. Shannon holds B.A. and J.D. degrees from Pepperdine University.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, http://www.nvidia.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our web site and the information on it or connected to it are not a part of this Annual Report on Form 10-K.

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
We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share. Furthermore, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. In order to effectively compete we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.Our ability to compete will depend on, among other factors, our ability to:

•	continue to keep pace with technological developments;

•	develop and introduce new products, services, technologies and enhancements on a timely basis;

•	transition our semiconductor products to increasingly smaller line width geometries;

•	obtain sufficient foundry capacity and packaging materials; and

•	succeed in significant foreign markets, such as China and India.

If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.    If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. We expect substantial competition from both Intel's and AMD's strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by AMD's APU product and Intel's CPUs with integrated graphics. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted. Despite the use of these integrated CPUs, personal computer, or PC, builders and consumers have continued to embrace discrete GPUs to provide higher performance, or the GPU attach rate. If integrated CPUs offer a more compelling value proposition in the future, our GPU attach rate could decrease, which could adversely affect our business and cause our financial results to decline.
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
The success of our business depends to a significant extent on our ability to achieve market acceptance of our new products and enhancements to our existing products and identify and enter new markets, such as smartphones, tablets and other similar consumer electronic devices. The markets for our products and technologies are characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, or AIBs, as well as by severe price competition and by frequent new technology and product introductions. Broad market acceptance is difficult to achieve and such market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions.  Our success in achieving marketing acceptance will depend in part on our ability to cultivate new industry relationships and improve the functionality of our products as the number of internet-connected devices increases. If we do not successfully achieve or maintain market acceptance for our products and enhancements or identify and enter new markets, our ability to compete and maintain or increase revenues will suffer.
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
We depend on foundries to manufacture our products and these third parties may not be able to obtain or successfully implement high quality, leading-edge process technologies or otherwise satisfy our manufacturing requirements, which would harm our business.
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
We use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundries. As a result, we continuously evaluate the benefits of migrating our products to smaller geometry process technologies in order to improve performance and reduce costs.  Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development, which could negatively impact our operating expenses and gross margin. Our third-party foundries may not be able to develop, obtain or successfully implement high quality, leading-edge process technologies needed to manufacture our products profitably or on a timely basis. Our competitors (including those that own their own manufacturing facilities) may also develop high quality, leading-edge process technologies earlier than our third-party foundries. If our third-party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays.
We have experienced difficulty in migrating to new manufacturing processes in the past and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. For example, due to capacity constraints at TSMC of our 28 nanometer Kepler GPUs in the first quarter of fiscal year 2013, we were unable to fulfill customer demand for our high-end desktop GPU products, and as our sales mix shifted to our mainstream desktop GPU products, revenue and gross margins for the first quarter of fiscal year 2013 were negatively impacted compared to the prior quarter. We experienced continued 28 nanometer-supply constraints in the second quarter of fiscal year 2013.

Because the lead-time needed to establish strategic relationships with new manufacturing partners and achieve initial production could be over a year, we do not have an alternative source of supply for our products. In addition, the time and effort to qualify a new foundry would result in additional expense and diversion of resources, and could result in lost sales, any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with the third-party manufacturers we use to ensure adequate product supply and competitive pricing to respond to customer demand.
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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a majority of our principal information technology, or IT, data centers are located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in this geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China and Korea. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However, in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.
A decline in demand in certain end-user markets could decrease the demand for our products and harm our results of operations.
Our customer base includes companies in a wide range of end-user markets, but we generate a significant amount of revenue from sales to customers in the communications- and computer-related industries. Within these end-user markets, a large portion of our revenue is generated from sales to customers in the cell phone, tablet and PC markets, including professional workstations. Decline in one or several of these end-user markets could harm demand for our products and our results of operations and financial condition. These declines could be large and sudden. Since PC, cell phone and tablet manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, these manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.

We sell our products to a small number of customers and our business could suffer if we lose any of these customers.
We receive a significant amount of our revenue from a limited number of customers.  One customer accounted for 13% of our total revenue in fiscal year 2013 and 11% of our total revenue in fiscal year 2012 and another customer accounted for 12% of our total revenue in fiscal year 2011.  Approximately 40% of our accounts receivable balance was from three customers as of January 27, 2013, and 20% of our accounts receivable balance was from one customer as of January 29, 2012. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and obtain credit insurance over the purchasing credit extended to certain customers. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and as a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.
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

The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations and any difficulties in collecting accounts receivable could harm our operating results and financial condition.
If we fail to appropriately scale our operations in response to changes in demand for our existing products or to the demand for new products requested by our customers, our business and profitability could be harmed.
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
Our past growth has placed, and any future long-term growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors require substantial management effort. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our costs and expenses may exceed the rate of increase in our revenue, either of which would harm our results of operations.

Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.
Our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 36.9%, 35.2% and 32.6% of our total revenue for fiscal years 2013, 2012 and 2011, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, it is also difficult to accurately forecast revenue and we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our stock price, we have been in the past and may be in the future the target of securities litigation. Such lawsuits generally result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.
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
We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management's attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results:

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
Our products are assembled, tested and packaged by independent subcontractors, such as Advanced Semiconductor Engineering, Inc., ChipPAC, JSI Logistics, Ltd., King Yuan Electronics Co. and Siliconware Precision Industries Co. Ltd. As a result, we do not directly control our product delivery schedules, product quantity, or product quality.  All of these subcontractors assemble, test and package products for other companies, including some of our competitors.  Since we do not have long-term agreements with our subcontractors, when demand for subcontractors to assemble, test or package products is high, our subcontractors may decide to prioritize the orders of other customers over our orders.  Since the time required to qualify a different subcontractor to assemble, test or package our products can be lengthy, if we have to find a replacement subcontractor we could experience significant delays in shipments of our products, product shortages, a decrease in the quality of our products, or an increase in product cost. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline.
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
Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. If any of our products or technologies contains a defect, compatibility issue or other error, we may have to invest additional research and development efforts to find and correct the issue.  Such efforts could divert our engineers' attention from the development of new products and technologies and could increase our operating costs and reduce our gross margin. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins. Also, we may be required to reimburse customers, including our customers' costs to repair or replace products in the field. A product recall or a significant number of product returns could be expensive, could damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us. Costs associated with correcting defects, errors, bugs or other issues could be significant and could materially harm our financial results.  During fiscal years 2011, 2010 and 2009, we recorded net warranty charges of $466.4 million against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products used in notebook configurations and shipped after July 2008. Please see the risk entitled “We are subject to litigation which, if determined adversely to us, could harm our business” for further information regarding this product defect.
We are subject to risks associated with international operations which may harm our business.
We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 74%, 78% and 83% of our revenue for fiscal years 2013, 2012 and 2011, respectively, from sales to customers outside the United States and other Americas.  As of January 27, 2013, we had offices in 16 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

•	international economic and political conditions, such as political tensions between countries in which we do business;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	complying with a variety of foreign laws;

•	differing legal standards with respect to protection of intellectual property and employment practices;

•
local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anticorruption laws and regulations;

•	inadequate local infrastructure that could result in business disruptions;

•	exporting or importing issues related to export or import restrictions, tariffs, quotas and other trade barriers and restrictions;

•	financial risks such as longer payment cycles, difficulty in collecting accounts receivable and fluctuations in currency exchange rates;

•	imposition of additional taxes and penalties;

•	increased costs due to imposition of climate change regulations, such as carbon taxes, fuel or energy taxes, and pollution limits; and

•	other factors beyond our control such as terrorism, cyber attack, civil unrest, war and diseases.

If sales to any of our customers outside of the United States and other Americas are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.
Our international operations in China, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, Russia, Singapore, Sweden, Switzerland, United Arab Emirates, Taiwan and the United Kingdom are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management's attention and other resources, any of which could negatively impact our operating results.

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
Our cash equivalent and marketable securities portfolio as of January 27, 2013 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of January 27, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
We are subject to litigation which, if determined adversely to us, could harm our business.
  For example, we are engaged in litigation with parties related to our acquisition of 3dfx in 2001. In addition, in September, October and November 2008, several putative securities class action lawsuits were filed against for alleged defects in our previous generation MCP and GPU products. As of January 27, 2013, we recorded a total cumulative net warranty charge of $475.9 million, of which $466.4 million has been charged against cost of revenue, to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configuration. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. Although we believe this issue has been nearly fully remediated, we remain committed to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products. Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further details on these lawsuits.

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
Changes in United States tax legislation regarding our foreign earnings could adversely impact our business.

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
During fiscal year 2009, we purchased real property in Santa Clara, California that includes approximately 25 acres of land and ten commercial buildings and expect to break ground on a new building for our corporate headquarters campus in Santa Clara in fiscal year 2014. We also own real property in China and India. We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

•	the possibility of environmental contamination and the costs associated with mitigating any environmental problems;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the market in which the property is located, or other factors;

•	the risk of loss if we decide to sell and are not able to recover all capitalized costs;

•	increased cash commitments for the planned construction of our Santa Clara campus;

•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;

•	increased operating expenses for the buildings or the property or both;

•	possible disputes with third parties, such as neighboring owners or others, related to the buildings or the property or both; and

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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $136.7 million, $136.4 million and $100.4 million for fiscal years 2013, 2012 and 2011, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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

There is also a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Furthermore, we may incur additional costs associated with complying with these disclosure requirements, including costs related to determining the source of any “conflict” minerals in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products. Some customers may require that all of our products are certified to be conflict-free; if we cannot satisfy these customers, they may choose a competitor's products.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters complex is located in Santa Clara, California. Our corporate campus is comprised of approximately 36 acres of land and twelve commercial buildings and seven other leased buildings with five used primarily as office buildings, one used primarily as warehouse space and the other remaining used primarily as lab space. In addition, we also lease a data center space in Santa Clara.

Outside of Santa Clara, we lease space in Austin and Richardson, Texas; Beaverton, Oregon; Bedford, Marion, and Westford, Massachusetts; Bellevue, Bothell and Redmond, Washington; Madison, Alabama; Durham, North Carolina; Greenville, South Carolina; Orlando, Florida; Salt Lake City, Utah; St. Louis, Missouri;  Fort Collins and Boulder, Colorado; and Charlottesville, Virginia. These facilities are used as design centers and/or sales and administrative offices.

Outside of the United States, we lease space in HsinChu City, Taiwan; Tokyo, Japan; Seoul, Korea; Beijing, Shanghai, Tianjin and Xi'an, China;  Shatin, Hong Kong; Mumbai, India; Courbevoie and Sophia Antipolis, France; Moscow, Russia; Berlin and Munich, Germany; Helsinki, Finland; Milan, Italy; Bristol, Cambridge, Theale and London, United Kingdom; Dubai, United Arab Emirates; Ontario, Canada; Singapore; Lund and Uppsala, Sweden; and Zurich, Switzerland. These facilities are used primarily to support our customers and operations and as sales and administrative offices.  We also lease spaces in Wuerselen, Germany; Shenzhen, China; Taipei City, Taiwan; and Bangalore and Pune, India, which are used primarily as design centers.  Additionally, we own buildings in Hyderabad, India and Shanghai, China which are being used primarily as research and development centers.

In fiscal year 2014, we expect to break ground on a new building for our corporate headquarters campus in Santa Clara to provide for our near-term growth needs. This 500,000 square foot building will provide 2,500 seats and be built on land we purchased five years ago.

We believe that we currently have sufficient facilities to conduct our operations for the next twelve months, although we expect to lease additional facilities throughout the world as our business requires. For additional information regarding obligations under leases, see  Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

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
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 8, 2013, we had approximately 399 registered stockholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 26, 2014
First Quarter (through March 8, 2013)	$13.00	$12.05
Fiscal year ended January 27, 2013
Fourth Quarter	$13.19	$11.15
Third Quarter	$15.22	$11.83
Second Quarter	$13.90	$11.63
First Quarter	$16.90	$12.75
Fiscal year ended January 29, 2012
Fourth Quarter	$16.05	$13.11
Third Quarter	$16.10	$11.47
Second Quarter	$20.52	$13.59
First Quarter	$26.17	$16.83

Dividend Policy

Prior to fiscal year 2013, we had never declared or paid any dividend on shares of our common stock. On November 8, 2012, we announced the initiation of a quarterly cash dividend program. This quarterly dividend of $0.075 per share is equivalent to $0.30 per share on an annual basis. The initial cash dividend was paid on December 14, 2012 to all common stockholders of record at the close of business on November 23, 2012. A subsequent cash dividend of $0.075 per share was declared on February 13, 2013, payable on March 21, 2013 to all common stockholders of record at the close of business on February 28, 2013. In fiscal year 2013, we paid $46.9 million in dividends to our common stockholders.

Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends.

Issuer Purchases of Equity Securities

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

The following table presents details of our share repurchase transactions during the three months ended January 27, 2013 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2012 - November 25, 2012	—	—	—	$1,235.7
November 26, 2012 - December 23, 2012	7.3	$13.69	7.3	$1,135.7
December 24, 2012 - January 27, 2013	1.1	—	1.1	$1,135.7
Total	8.4		8.4

(1) During November 2012, we entered into an accelerated share repurchase agreement, or an ASR, with an investment bank, under which we prepaid $100.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price, minus a discount, of our common stock over a specified period of time.  By November 29, 2012, the investment bank delivered 7.3 million minimum shares. The contract was settled on January 24, 2013, and we received an additional 1.1 million shares at that time. The total number of shares repurchased under this ASR was 8.4 million shares at a weighted-average price of $11.90 per share.

Through January 27, 2013, we have repurchased an aggregate of 99.3 million shares under our stock repurchase program for a total cost of $1.56 billion.  As of January 27, 2013, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.14 billion through December 2014.

In addition to our Board authorized stock repurchases, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit, or RSU, awards under our equity incentive program.  During the fiscal year 2013, we withheld approximately 1.8 million shares at a total cost of $25.8 million through net share settlements.  Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further discussion regarding our equity incentive plans.

Stock Performance Graphs

The following graph compares the cumulative total stockholder return for our common stock, the S&P 500 Index and the S&P Semiconductors Index for the five years ended January 27, 2013. The graph assumes that $100 was invested on January 27, 2008 in our common stock or on January 31, 2008 in each of the S&P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. Our results are calculated on fiscal year-end basis and each of the S&P 500 Index and the S&P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

	1/27/2008	1/25/2009	1/31/2010	1/30/2011	1/29/2012	1/27/2013
NVIDIA Corporation	$100.00	$30.90	$61.68	$95.23	$59.76	$50.06
S&P 500	$100.00	$61.37	$81.71	$99.84	$104.05	$121.51
S&P Semiconductors	$100.00	$59.94	$94.10	$122.80	$130.57	$117.43

The following graph compares the cumulative total stockholder return for our common stock, the S&P 500 Index and the S&P Semiconductors Index for the ten years ended January 27, 2013. The graph assumes that $100 was invested on January 26, 2003 in our common stock or on January 31, 2003 in each of the S&P 500 Index and the S&P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. Our results are calculated on fiscal year-end basis and each of the S&P 500 Index and the S&P Semiconductors Index are calculated on month-end basis. Total return is based on historical results and is not intended to indicate future performance.

	1/26/2003	1/25/2004	1/30/2005	1/29/2006	1/28/2007	1/27/2008	1/25/2009	1/31/2010	1/30/2011	1/29/2012	1/27/2013
NVIDIA Corporation	$100.00	$227.04	$224.98	$454.77	$618.88	$735.99	$227.43	$453.98	$700.88	$439.82	$368.47
S&P 500	$100.00	$134.57	$142.96	$157.79	$180.70	$176.52	$108.34	$144.23	$176.23	$183.67	$214.49
S&P Semiconductors	$100.00	$199.05	$149.60	$172.97	$162.86	$151.77	$90.98	$142.82	$186.38	$198.18	$178.22

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the fiscal years ended January 27, 2013, January 29, 2012 and January 30, 2011 and the consolidated balance sheet data as of January 27, 2013 and January 29, 2012 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K.  We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal years 2013, 2012, 2011 and 2009 were 52-week years, while fiscal year 2010 was a 53-week year.

	Year Ended
	January 27, 2013 (A)	January 29, 2012	January 30, 2011 (B,C)	January 31, 2010 (B,D)	January 25, 2009 (B,E)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$4,280,159	$3,997,930	$3,543,309	$3,326,445	$3,424,859
Income (loss) from operations	$648,239	$648,299	$255,747	$(98,945)	$(70,700)
Net income (loss)	$562,536	$581,090	$253,146	$(67,987)	$(30,041)
Basic net income (loss) per share	$0.91	$0.96	$0.44	$(0.12)	$(0.05)
Diluted net income (loss) per share	$0.90	$0.94	$0.43	$(0.12)	$(0.05)
Shares used in basic per share computation	619,324	603,646	575,177	549,574	548,126
Shares used in diluted per share computation	624,957	616,371	588,684	549,574	548,126

	Year Ended
	January 27, 2013 (F)	January 29, 2012 (G)	January 30, 2011	January 31, 2010	January 25, 2009
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$3,727,883	$3,129,576	$2,490,563	$1,728,227	$1,255,390
Total assets	$6,412,245	$5,552,928	$4,495,246	$3,585,918	$3,350,727
Capital lease obligations, less current portion	$18,998	$21,439	$23,389	$24,450	$25,634
Total stockholders’ equity	$4,827,703	$4,145,724	$3,181,462	$2,665,140	$2,394,652
Cash dividends declared and paid per common share	$0.075	$—	$—	$—	$—

(A)
Fiscal year 2013 includes $20.1 million as the net present value of a $25 million charitable contribution pledged on June 12, 2012 to Stanford Hospital and Clinic, payable over a ten year period, which reduced income from operations.

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

(E)
Fiscal year 2009 includes $18.9 million for a non-recurring charge resulting from the termination of a development contract related to a new campus construction project we had put on hold and $8.0 million for restructuring charges.

(F)	On November 8, 2012, we initiated a quarterly dividend payment and announced our initial quarterly dividend of 7.5 cents per share, or 30 cents on an annual basis.

(G)	On June 10, 2011, we completed the acquisition of Icera, Inc. for total cash consideration of $352.2 million, and recorded goodwill of $271.2 million.

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

Overview

Our Company

NVIDIA is a visual computing company, connecting people through the powerful medium of computer graphics. In a world increasingly filled with visual displays, our graphics technologies let our customers interact with the world of digital ideas, information and entertainment with an efficiency that no other communication medium can provide. Visualization transcends cultural and language boundaries and enhances the quality of life whether the setting is work or pleasure and the task is mission critical or for entertainment.
We have long been known to millions around the world for creating the graphics chips used in PCs that bring video games to life. With our invention of the GPU, we introduced the world to the power of programmable shading, which defines modern computer graphics. Today, we reach well beyond PC graphics and games. Our energy-efficient processors are at the heart of products ranging from mobile devices to supercomputers. PC gamers choose our GPUs by name to enjoy immersive fantasy worlds. Our Tegra processors power smartphones, tablets and automobile infotainment systems. Professional designers use our GPUs to create visual effects in movies and design everything from audio headsets to commercial aircraft. And supercomputers take advantage of the massively parallel processing capabilities of our GPUs to accelerate a wide range of important applications, from simulations of viruses at the molecular level, to modern weather forecasting and global oil exploration.
NVIDIA's research and development in visual computing has yielded more than 5,000 patents granted or pending worldwide, and including ones covering inventions essential to modern computing.
Our businesses are based on two important technologies: the GPU and the Tegra processor. GPUs, each with billions of transistors, are the engine of visual computing and among the world's most complex processors. We have GPU product brands designed for specific users and applications: GeForce for gamers; Quadro for designers; Tesla for researchers; and GRID VGX for cloud-based server graphics modules. We recently announced the NVIDIA GRID visual computing appliance, a fully integrated system with GRID VGX graphics modules that run NVIDIA's proprietary system software. GRID is a first-of-its-kind device, designed to serve graphics-intensive applications from the cloud simultaneously to a large number of concurrent users.

The Tegra processor is a system-on-a-chip, or SOC, integrating an entire computer on a single chip. Tegra processors incorporate multi-core GPUs and CPUs together with audio, video and input/output capabilities. They can also be integrated with baseband processors for phone and data communication. Unlike power-inefficient processors built for PCs, our Tegra SOC conserves power while delivering state-of-the-art graphics and multimedia processing. Tegra runs devices like smartphones, tablets and PCs; it can also be embedded into smart devices, such as televisions, monitors, set-top boxes, gaming devices and cars. We recently announced Project SHIELD, the first Android device designed for gaming. Project SHIELD features our Tegra 4 processor, contains proprietary NVIDIA-developed software and system technologies and leverages our deep partnerships with game developers all over the world.
Headquartered in Santa Clara, California, we were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Our Businesses
We have two primary reporting segments - the GPU business and the Tegra Processor business. During the last several years, we have operated and reported three reporting segments - the GPU business, the Professional Solutions business, and the Consumer Products business. However, during the fourth quarter of fiscal year 2013, we began reporting two segments to reflect the way we are now managing our businesses internally which is based on whether the underlying products leverage our GPU or our Tegra processor technologies. Comparative periods presented reflect this change.

Our GPU business leverages our GPU technology across multiple end markets. It now comprises four primary product lines including GeForce for desktop and notebook PCs and Macs; Quadro for professional workstations; Tesla for high-performance servers and workstations; and NVIDIA GRID for server graphics solutions. It also includes other related products, licenses and revenue supporting the GPU business, such as memory products. Our Tegra Processor business comprises product lines primarily based on our Tegra SOC and modem processor technologies. This includes Tegra for smartphones and tablets for both Android and Windows RT-based devices; automotive computers, including infotainment and navigation systems; and gaming devices such as Project SHIELD. It also includes other related products, licenses, and revenue supporting the Tegra Processor business such as Icera baseband processors and RF transceivers, embedded products, and licenses and other revenue associated with game consoles.
In addition to the two reporting segments discussed above, the “All Other” category primarily includes licensing revenue from our patent cross licensing agreement with Intel.

 Recent Developments, Future Objectives and Challenges

GPU Business

During fiscal year 2013, we launched our new Kepler GPU architecture across our GPU products. Kepler was initially launched in our GeForce desktop and notebook PC products in early fiscal year 2013 and gradually powered Tesla and Quadro devices during the second half of fiscal year 2013. Our Kepler products are faster, smaller and more power efficient than products based on our previous architecture.

In our Tesla product line, we introduced the K10 and K20 family of GPU accelerators based on the Kepler architecture during fiscal year 2013, making the technology behind the world's fastest supercomputer, Titan, at Oak Ridge National Laboratory available to all. We also announced that the space research organization in India was utilizing their Supercomputer for Aerospace with GPU Architecture, or SAGA, system to improve the design and analysis of new and existing satellite launch vehicles.

Additionally, we launched the GRID VGX, a first-of-its kind technology, which makes it possible to access graphics-intensive applications on a remote server from virtually any computing device, anywhere by connecting to the cloud, instead of on a local PC or workstation. With our new GRID VGX product line, we are leveraging GPUs beyond the PC into the server.

Tegra Processor Business

During fiscal year 2013, the first Tegra 3 phone, the HTC One X, was launched. Further, Fujitsu's Arrows X, a quad-core LTE smartphone powered by Tegra 3, began shipping into Japan in the second quarter of fiscal year 2013.

During fiscal year 2013, Google launched its Nexus 7 tablet powered by our Tegra 3. Nexus was the first device to run Jelly Bean, the latest version of the Android operating system. Several Windows RT devices powered by Tegra 3 also came to market this year including the Asus VivoTab RT, IdeaPad Yoga 11 from Lenovo, and Microsoft Surface RT.

Tegra processors began shipping in the 17-inch touchscreen and navigation system in Tesla Motors' new Model S during this year.

We also announced Project SHIELD at the 2013 Consumer Electronics Show. Project SHIELD is a unique Android gaming device. Powered by our Tegra 4 processor, it integrates a 5-inch retinal display, a console-grade game controller and the first mobile tuned-port, bass reflex speakers.

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

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  The Audit Committee has reviewed our disclosures relating to our critical accounting policies and estimates in this Annual Report on Form 10-K.

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the related receivable is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer. At the point of sale, we assess whether the arrangement fee is fixed or determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize the related revenue over the period that services are performed. For most license and service arrangements, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognized are recorded as deferred costs on uncompleted contracts. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

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

As of January 27, 2013, our allowance for doubtful accounts receivable was $1.8 million and our gross accounts receivable balance was $473.6 million. Of the $473.6 million, $71.1 million was covered by credit insurance and $9.2 million was covered by letters of credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may have to record additional reserves or write-offs on certain sales transactions in the future. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit. We have incurred cumulative bad debts of $0.8 million over the last three fiscal years.  As a result of our low bad debt experience, our allowance for doubtful accounts receivable has ranged between 0.2% and 0.4% during fiscal years 2013 and 2012. As of January 27, 2013, our allowance for doubtful accounts receivable represented 0.4% of our gross accounts receivable balance.

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

As of January 27, 2013, our inventory reserve was $118.5 million. As a percentage of our gross inventory balance, our inventory reserve has ranged between 15.0% and 30.6% during fiscal years 2013 and 2012. As of January 27, 2013, our inventory reserve represented 22.0% of our gross inventory balance.

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

During the three fiscal years ended January 30, 2011, we recorded a cumulative net charge of $475.9 million, most of which was charged against cost of revenue, to cover customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations. Determining the amount of the warranty charges related to this issue required management to make estimates and judgments based on historical experience, test data and various other assumptions including estimated field failure rates that we believe to be reasonable under the circumstances. The results of these judgments formed the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs. If the actual repair, return, replacement and other associated costs and/or actual field failure rates exceed our estimates, we may be required to record additional reserves, which would increase our cost of revenue and materially harm our financial results.

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

 As of January 27, 2013, we had a valuation allowance of $224.8 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $459.1 million as of January 27, 2013. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from operations.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using either a qualitative or a quantitative assessment.  Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We identified four reporting units for the purposes of completing our goodwill analysis.   Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

In fiscal year 2012, we early adopted an accounting standard update, commonly referred to as a step zero approach, which allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or events occur, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing the fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

Qualitative Assessment

In considering the step zero approach to testing goodwill for impairment, we perform a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, competitive environment, operational stability and the overall financial performance of the reporting units including cost factors and budgeted-to-actual revenue results.

During the fourth quarter of fiscal year 2013, we utilized a qualitative analysis for two reporting units where no significant change occurred and no potential impairment indicators arose since the previous annual evaluation of goodwill and concluded it is more likely than not that the fair value of those reporting units is more than their carrying values on a reporting unit basis.
Our next annual evaluation of the goodwill by reporting unit will be performed during the fourth quarter of fiscal year 2014. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment assessment or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.

Quantitative Assessment
We utilized a quantitative assessment to test goodwill impairment for two reporting units during the fourth quarter of fiscal year 2013 and concluded that there was no impairment as the fair value of our reporting units exceeded their carrying values by approximately 23% and 208%.  We have considered both the income method and market method, where applicable, when determining the fair value of reporting units. Our goodwill impairment test uses a weighting primarily towards the income method to estimate the reporting unit's fair value. The income method is based on a discounted future cash flow analysis while the market method is based on financial multiples of comparable companies and applies a control premium.

Our estimates of cash flow were based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Our estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flow involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that we utilize represent the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. Significant differences between our estimates and actual cash flow could materially affect our future financial results, which could impact our future estimates of the fair value of our reporting unit. The market method of determining the fair value of our reporting unit requires us to use judgment in the selection of appropriate market comparables.

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

Cash Equivalents and Marketable Securities

Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.  Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased.  We generally classify our marketable securities at the date of acquisition as available- for- sale.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholder’s equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income (expense) section of our consolidated statements of operations.  Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense) section of our consolidated statements of operations. Please refer to Note 9 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.  We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  Most of our cash equivalents and marketable securities are valued based on Level 2 inputs.  We do not have any investment classified as Level 3 as of January 27, 2013.

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

Stock-based Compensation

We measure stock-based compensation expense based on the estimated fair value of equity awards at the grant date, and recognize the expense using a straight-line attribution method over the requisite employee service period. We estimate the fair value of employee stock options on the date of grant using a binomial model and we use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs. We calculate the fair value of our employee stock purchase plan using the Black-Scholes model.  Our stock-based compensation for employee stock purchase plan is expensed using an accelerated amortization model.

We determine the fair value of stock option awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, weighted average expected term, risk-free interest rate, expected stock price volatility, dividend yield, actual and projected employee stock option exercise behaviors, vesting schedules and death and disability probabilities We also segregate options into groups of employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.
The expected life of employee stock options is a derived output of our valuation model and is impacted by the underlying assumption of our company. The risk-free interest rate assumption is based upon observed interest rates on Treasury bills appropriate for the term of our employee stock options. Our management has determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of our expected volatility than historical volatility. Dividend yield is based on history and expectation of dividend payouts.
Prior to the initial declaration of a quarterly cash dividend on November 8, 2012, the fair value of our equity awards was based on an expected dividend yield of 0% reflecting our prior history in which we had not paid and did not expect to pay cash dividends on our common stock. For awards granted on or subsequent to November 8, 2012, we now use a dividend yield at grant date based on the per share dividends declared during the most recent quarter. Our RSU awards are not eligible for cash dividends prior to vesting; therefore, the fair value of RSUs is discounted by the dividend yield.

Additionally, for employee stock option and RSU awards, we estimate forfeitures annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If factors change and we employ different assumptions in the application of accounting standards in future periods, the compensation expense that we record under these accounting standards may differ significantly from what we have recorded in the current period.
Using the binomial model, we estimated the fair value of the stock options granted under our stock option plans using the following assumptions during fiscal year 2013:

Weighted average expected life (in years)	3.1-4.9
Risk-free interest rate	1.5%-2.3%
Volatility	39%-49%
Dividend yield	2.4%

We used the Black-Scholes model to estimate the fair value of shares issued under our ESPP during fiscal year 2013, using the following assumptions:

Weighted average expected life (in years)	0.5-2.0
Risk-free interest rate	0.1%-0.3%
Volatility	44%-47%
Dividend yield	—

Litigation, Investigation and Settlement Costs

From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation or investigations, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with U.S. GAAP. However, the actual liability in any such litigation or investigation may be materially different from our estimates, which could require us to record additional costs.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue.

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.0	48.6	60.2
Gross profit	52.0	51.4	39.8
Operating expenses:
Research and development	26.8	25.1	24.0
Sales, general and administrative	10.1	10.1	10.2
Legal settlement	—	—	(1.6)
Total operating expenses	36.9	35.2	32.6
Income from operations	15.1	16.2	7.2
Interest and other income, net	0.3	0.4	0.4
Income before income taxes	15.4	16.6	7.6
Income tax expense	2.3	2.1	0.5
Net income	13.1%	14.5%	7.1%

Fiscal Years Ended January 27, 2013, January 29, 2012 and January 30, 2011

Revenue

Fiscal Year 2013 vs. Fiscal Year 2012

Revenue was $4.28 billion for fiscal year 2013 and $4.00 billion for fiscal year 2012, an increase of 7.1%.  A discussion of our revenue results for each of our reporting segments and the other category is as follows:

GPU Business. GPU business revenue increased by 2.0% to $3,251.7 million for fiscal year 2013 when compared to $3,186.8 million for fiscal year 2012. This growth was largely attributable to the introduction of GPUs based on our Kepler architecture in fiscal year 2013. GeForce notebook revenues increased on the strength of Kepler-based design wins on the Ivy Bridge platform. Strong demand for Kepler-based GeForce desktop GPU products also contributed to the increase in GPU business revenues. The GPU business also benefited from a greater than 36.0% increase in Tesla revenue in fiscal 2013. Offsetting these increases were a decrease in Quadro revenue, which we believe was due primarily to general weakness in Western Europe, and a continued decline in sales of our MCP products as we continued to phase out our chipset product line.

Tegra Processor Business.  Tegra Processor business revenue increased by 29.3% to $764.4 million for fiscal year 2013 as compared to $591.2 million for fiscal year 2012. This increase was primarily due to higher sales of our Tegra 3-based smartphones and tablet devices as we transitioned from the previous generation Tegra 2-based products and introduced our Tegra-3 based processors in Windows RT-based tablet devices. Additionally, revenues for our embedded products for entertainment and automotive devices also increased during fiscal year 2013. Offsetting these increases was a decrease in revenue from license fees and other revenue related to game consoles.

All Other. The increase in revenue is also due to revenue from the patent cross licensing arrangement we entered into with Intel in January 2011. We recognized $264.0 million in related licensing revenue during the entire twelve months of fiscal year 2013, while fiscal year 2012 only included $220.0 million in related revenue - reflecting only ten months of the corresponding revenue.

Fiscal Year 2012 vs. Fiscal Year 2011

Revenue was $4.00 billion for fiscal year 2012 and $3.54 billion for fiscal year 2011, an increase of 12.8%. A discussion of our revenue results for each of our reporting segments and the other category is as follows:

GPU Business. GPU business revenue decreased by 4.8% to $3,186.8 million for fiscal year 2012 when compared to $3,345.7 million for fiscal year 2011. The decrease was primarily attributable to a decline in sales of MCP products as we continued to phase out our chipset product line.  Memory sales also decreased due to lower sales volume as decreases in market price for memory made it attractive for add-in card manufacturers to buy memory directly from the market rather than from us. Additionally, our Tesla product revenues decreased from the prior year primarily due to lower sales volume.  Offsetting these decreases were increases in GeForce desktop and notebook revenues from continued market penetration of our Fermi architecture-based GPUs. Strength of our Fermi architecture and resultant design wins on the Sandy Bridge platform contributed to the increase in GeForce notebook revenues. Quadro revenues improved slightly as the average selling price, or ASP, for workstation products improved due to the recovery of corporate spending following the economic recession that began during fiscal year 2009.

Tegra Processor Business.  Tegra Processor business revenue increased by 199.2% to $591.2 million for fiscal year 2012 as compared to $197.6 million for fiscal year 2011.  This increase in revenue was primarily driven by sales growth from the acceleration of our Tegra 2 smartphone and tablet products in the mobile market and in embedded product revenues primarily related to the entertainment markets.  Revenue from development arrangements and license fees related to game consoles remained stable in fiscal year 2012 when compared to fiscal year 2011.

All Other. Revenue increased primarily due to the recognition of $220.0 million of licensing revenue in fiscal year 2012 from the patent cross licensing arrangement with Intel that we entered into in January 2011 and began recognizing in April 2011.

Concentration of Revenue

We generated 74%, 78% and 83% of our total revenue for fiscal years 2013, 2012 and 2011, respectively, from sales to customers outside the United States and other Americas. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Revenue:
Customer A	13%	11%	—
Customer B	—	—	12%

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

Gross margin is the percentage of gross profit to revenue.  Our gross margin was 52.0%, 51.4% and 39.8% for fiscal years 2013, 2012 and 2011, respectively.  Our gross margin is significantly impacted by the mix of products we sell and can vary in any period depending on that product mix.

Our strategy for improving our gross margin relies upon delivering competitive product offerings that allow us to maintain our market leadership position and expand our addressable markets, lowering our product costs by introducing product architectures that take advantage of smaller process geometries and improving our product mix.  However, we may experience difficulties in the transition to new manufacturing processes. We expect gross margin for the first quarter of fiscal year 2014 to stay flat relative to the fourth quarter of fiscal year 2013.

A discussion of our gross margin results for each of our reporting segments is as follows:

Fiscal Year 2013 vs. Fiscal Year 2012

Our gross margin increased to 52.0% in fiscal year 2013 from 51.4% in fiscal year 2012.  The improvement in gross margin was driven primarily by increased unit sales and a richer product mix of our high-end GeForce desktop products, plus Tesla and Quadro products.  The addition of a full year of revenue from the patent cross licensing arrangement with Intel compared to ten months of such corresponding revenue in fiscal year 2012 also contributed to the improvement in gross margin. Offsetting these were the unfavorable impact of higher net provisions for inventory in fiscal year 2013 when compared to fiscal year 2012.

Our gross margin is favorably impacted by sales of products that were previously written down. Sales of such items improved gross margin by approximately 1.3% and 1.8% in fiscal years 2013 and 2012, respectively.  Conversely, our gross margin is unfavorably impacted by provisions for new inventory reserves.  The overall net effect on our gross margin from inventory reserves and sales of items previously written down was a 0.8% unfavorable impact in fiscal year 2013 and a 0.5% favorable impact in fiscal year 2012.

 GPU Business. The gross margin of our GPU business increased during fiscal year 2013 when compared to fiscal year 2012.   This was primarily due to a richer product mix of our Kepler-based high-end 28 nanometer GeForce desktop products and our Quadro products. Memory margins strengthened on improved market pricing. These favorable contributors to gross margin were primarily offset by higher net inventory reserves in fiscal year 2013 compared to fiscal year 2012.

Tegra Processor Business.   The gross margin of our Tegra Processor business decreased slightly during fiscal year 2013 as compared to fiscal year 2012. This decrease was the result of a change in product mix driven by a lower mix of revenue from areas such as license fees and other revenues related to game consoles, which typically have higher gross margins than our Tegra products, offset by a higher mix of revenue from sales of our Tegra products, which grew substantially during the year.

Fiscal Year 2012 vs. Fiscal Year 2011

Our gross margin increased to 51.4% in fiscal year 2012 from 39.8% in fiscal year 2011.  The improvement in gross margin was driven primarily by revenue from the patent cross licensing arrangement with Intel, entered into in January 2011. Additionally, the increase in unit sales and a richer product mix of our GeForce desktop and notebook products and Quadro workstation products as well as manufacturing cost efficiencies and strong management of inventory also helped our gross margin improve in fiscal year 2012. Other favorable impacts to gross margin were the absence in fiscal year 2012 of a net charge to cost of revenue in the amount of $181.2 million recorded in fiscal year 2011 related to a weak die/packing material set and lower provisions for net inventory reserves in fiscal year 2012 compared to fiscal year 2011.

Our gross margin was favorably impacted by sales of products that were previously written down and sales of such items improved gross margin by approximately 1.8% and 1.9% in fiscal years 2012 and 2011, respectively.   Offsetting these releases are provisions for new inventory reserves.  The net effect to gross margin from inventory reserves and sales of items previously written down was a 0.5% favorable impact in fiscal year 2012 and a 3.0% unfavorable impact in fiscal year 2011.

 GPU Business. The gross margin of our GPU business increased during fiscal year 2012 when compared to fiscal year 2011.  This was primarily due to lower net provisions for inventory in fiscal year 2012 compared to fiscal year 2011 and additional warranty accruals arising from a weak die/packaging material set recorded in fiscal year 2011. Higher unit sales and richer product mix of our GeForce desktop and notebook products also improved gross margin for the GPU business. In addition, the gross margin for both Quadro and Tesla products remained stable during fiscal year 2012 as compared to fiscal year 2011.

Tegra Processor Business.  The gross margin of our Tegra Processor business decreased during fiscal year 2012 as compared to fiscal year 2011. This decrease was a result of a change in product mix driven by a lower mix of license fees and other revenue related to game consoles and a higher mix of revenue from our Tegra products, which grew substantially during fiscal year 2012.

Operating Expenses

	Year Ended				Year Ended
	January 27, 2013	January 29, 2012	$ Change	% Change	January 29, 2012	January 30, 2011	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$1,147.3	$1,002.6	$144.7	14.4%	$1,002.6	$848.8	$153.8	18.1%
Sales, general and administrative expenses	430.8	405.6	25.2	6.2%	405.6	361.5	44.1	12.2%
Legal settlement	—	—	—	—	—	(57.0)	57.0	(100.0)%
Total operating expenses	$1,578.1	$1,408.2	$169.9	12.1%	$1,408.2	$1,153.3	$254.9	22.1%
Research and development as a percentage of net revenue	26.8%	25.1%			25.1%	24.0%
Sales, general and administrative as a percentage of net revenue	10.1%	10.1%			10.1%	10.2%

Research and Development

Fiscal Year 2013 vs. Fiscal Year 2012

Research and development expenses increased by $144.7 million, or 14.4%, year over year. This increase was primarily due to a $99.4 million increase in compensation and benefits expense as we continue to hire engineering talent to invest in our business. Depreciation and amortization increased by $9.8 million, driven primarily by amortization of intangible assets associated with our acquisition of Icera in fiscal year 2012, as well as purchases of additional hardware and licenses during the year. Engineering development expenses increased by $6.8 million related to the ramp of our next-generation GPU architecture, Kepler, designed for 28nm technology and our next generation Tegra processor architecture, Tegra 4.

Fiscal Year 2012 vs. Fiscal Year 2011

Research and development expenses increased by $153.8 million, or 18.1%, year over year. This increase was primarily driven by investments in our efforts to build next generation energy efficient computing architectures. These efforts resulted in a $83.7 million increase in compensation and benefits expense and a $22.5 million increase in stock-based compensation. Development expenses increased by $9.0 million related to the ramp of our Kepler GPU architecture, designed for 28nm technology and our Tegra 3 mobile computing architecture. Depreciation and amortization increased by $8.8 million, driven primarily by amortization of licenses acquired during the year. Also contributing to the increase were other acquisition-related costs of $12.4 million for compensation charges related to the retention program we established for employees from our acquisition of Icera in June 2011 and $6.0 million of amortization expense for intangible assets associated with this acquisition.

Sales, General and Administrative

Fiscal Year 2013 vs. Fiscal Year 2012

Sales, general and administrative expenses increased by $25.2 million, or 6.2%, year over year. This increase was primarily due to a $21.6 million increase in compensation and benefits expense as we continue to invest in our business. Also contributing to the increase was a $20.1 million expense for the net present value of a charitable contribution that we recorded in the second quarter of fiscal year 2013. Offsetting these increases were decreases in outside professional fees of $10.4 million due to an overall decrease in professional services costs during fiscal year 2013 compared with fiscal year 2012 due to a general decline in litigation-related costs and the absence of services associated with acquisition activity in fiscal year 2013.

Fiscal Year 2012 vs. Fiscal Year 2011

Sales, general and administrative expenses increased by $44.1 million, or 12.2%, year over year. Compensation and benefits expense increased by $29.5 million, primarily attributable to employee personnel growth. Stock-based compensation increased by $10.5 million primarily due to a combination of a higher outlay of equity awards as a result of the increase in employee personnel. Also contributing to the increase were $4.4 million of transaction costs related to the acquisition of Icera, $3.5 million for compensation charges related to the retention program we established for Icera employees and $2.2 million of amortization expense for intangible assets associated with the Icera acquisition. Offsetting these increases were decreases in outside professional fees of $4.0 million due to lower litigation-related costs and a decrease in depreciation and amortization of $9.2 million due to certain software and lease-hold improvements of buildings that became fully depreciated during fiscal year 2012.

Legal Settlement

On January 10, 2011, we entered into a six-year cross licensing agreement with Intel and also mutually agreed to settle all outstanding legal disputes.  The fair valued benefit prescribed to the legal settlement portion was $57.0 million and was recorded in the fourth quarter of fiscal year 2011.

We expect operating expenses to increase in the first quarter of fiscal year 2014, relative to the fourth quarter of fiscal year 2013, primarily due to employee-related costs, including supporting infrastructure costs related to planned hiring.

Interest Income and Interest Expense

Interest income, net of interest expense consists of interest earned on cash, cash equivalents and marketable securities. Interest income, net of interest expense, was $16.6 million, $16.1 million and $15.9 million in fiscal years 2013, 2012 and 2011, respectively. This increase was primarily due to the result of higher average cash balances offset by lower interest rates.

Other Income and Expense

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation.  Other expense, net of other income was $2.8 million, $1.0 million and $0.5 million in fiscal years 2013, 2012 and 2011, respectively. These changes were primarily driven by an increase in foreign currency translation losses.

Income Taxes

We recognized income tax expense of $99.5 million, $82.3 million and $18.0 million during fiscal years 2013, 2012 and 2011, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 15.0%, 12.4%, and 6.7% in fiscal years 2013, 2012 and 2011, respectively.

Our effective tax rate on income or loss before tax for the fiscal years was lower than the United States federal statutory rate of 35% due to income or loss earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal research tax credit and the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

We expect our effective tax rate to be approximately 16% in the first quarter of fiscal year 2014, excluding any discrete tax events that may occur, which, if realized, may increase or decrease our effective tax rate in such quarter.

Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	January 27, 2013	January 29, 2012
	(In millions)
Cash and cash equivalents	$732.8	$667.9
Marketable securities	2,995.1	2,461.7
Cash, cash equivalents, and marketable securities	$3,727.9	$3,129.6

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
	(In millions)
Net cash provided by operating activities	$824.2	$909.2	$675.8
Net cash used in investing activities	$(744.0)	$(1,143.4)	$(649.7)
Net cash (used in) provided by financing activities	$(15.3)	$236.7	$192.0

As of January 27, 2013, we had $3.73 billion in cash, cash equivalents and marketable securities, an increase of $598.3 million from the end of fiscal year 2012. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions which are required to follow our investment policy, which requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration.

Operating activities

Operating activities generated cash of $824.2 million, $909.2 million and $675.8 million during fiscal years 2013, 2012 and 2011, respectively.

Cash provided by operating activities decreased in fiscal year 2013 compared to fiscal year 2012 primarily due to a decrease in net income and unfavorable changes in operating assets and liabilities compared to fiscal year 2012.  For example, accounts receivable increased primarily due to higher sales in the fourth quarter of fiscal year 2013 compared to the fourth quarter of fiscal year 2012 and inventory increased as a result of the production ramp of Kepler-based GPU products.

Cash provided by operating activities increased in fiscal year 2012 compared to fiscal year 2011 primarily due to an increase in net income and favorable changes in operating assets and liabilities compared to fiscal year 2011. For example, accounts payable increased as a result of the timing of payments to vendors and inventory decreased as a result of an increase in inventory turnover. Higher non-cash charges in earnings including stock-based compensation and depreciation and amortization also contributed to the increase in cash provided by operating activities.

Investing activities

Investing activities have consisted primarily of purchases and sales of marketable securities, acquisition of businesses and purchases of property and equipment, which include leasehold improvements for our facilities and intangible assets. Investing activities used cash of $744.0 million, $1,143.4 million and $649.7 million during fiscal years 2013, 2012 and 2011, respectively.

Cash used in investing activities for fiscal year 2013 decreased by $399.4 million from fiscal year 2012 primarily due to the acquisition of Icera in fiscal year 2012. We used $183.3 million towards capital expenditures in fiscal year 2013 mainly for the purchase of new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various locations.

Cash used in investing activities for fiscal year 2012 increased by $493.7 million from fiscal year 2011 primarily due to the acquisition of Icera in the second quarter of fiscal year 2012 and increased purchases of marketable securities during fiscal year 2012. Additionally, we used $138.7 million towards capital expenditures in fiscal year 2012. Capital expenditures included purchase of new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various locations.

Financing activities

Financing activities used cash of $15.3 million during fiscal year 2013 and provided cash of $236.7 million and $192.0 million during fiscal years 2012 and 2011, respectively.

Cash used in financing activities in fiscal year 2013 was primarily due to our repurchase of $100.0 million of common stock and our first-ever cash dividend payments of $46.9 million. These uses of cash were offset by cash proceeds of $64.9 million from common stock issued under our employee stock plans and a non-cash tax benefit of $68.7 million related to employee stock-based compensation.

Cash provided by financing activities in fiscal year 2012 was primarily due to cash proceeds of $195.9 million from common stock issued under our employee stock plans and a non-cash tax benefit of $52.8 million related to employee stock-based compensation.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of January 27, 2013, we did not have any investments in auction-rate preferred securities.

All of the cash equivalents and marketable securities are treated as “available-for-sale”. Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

As of January 27, 2013 and January 29, 2012, we had $3.73 billion and $3.13 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of January 27, 2013, we were in compliance with our investment policy.  As of January 27, 2013, our investments in U.S. government agencies and U.S. government sponsored enterprises represented approximately 56% of our total investment portfolio, while the financial sector accounted for approximately 19% of our total investment portfolio. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of January 27, 2013.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during fiscal year 2013.

Net realized gains were $0.5 million, $0.4 million and $1.5 million for fiscal years 2013, 2012 and 2011, respectively.  As of January 27, 2013, we had a net unrealized gain of $10.9 million, which was comprised of gross unrealized gains of $11.7 million, offset by $0.8 million of gross unrealized losses.  As of January 29, 2012, we had a net unrealized gain of $11.5 million, which was comprised of gross unrealized gains of $12.0 million, offset by $0.5 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy.  Three customers accounted for approximately 40% of our accounts receivable balance at January 27, 2013. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. As of January 27, 2013, we had cash, cash equivalents and marketable securities of $1.80 billion held within the United States and $1.93 billion held outside of the United States.  Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  Further, repatriation of some foreign balances may be restricted by local laws. As of January 27, 2013, we have not provided for U.S. federal and state income taxes on approximately $1.68 billion of undistributed earnings of non-United States subsidiaries, as such earnings are considered indefinitely reinvested outside the United States.  Although we have no current need to do so, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, less applicable foreign tax credits, and reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards.  Further, in addition to the $1.80 billion of cash, cash equivalents and marketable securities held within the United States and available to fund our U.S. operations and any other U.S. cash needs, we have access to external sources of financing if cash is needed in the United States other than by repatriation of foreign earnings where U.S. income tax may otherwise be due.  Accordingly, we do not reasonably expect any material effect on our business, as a whole, or to our financial flexibility with respect to our current cash balances held outside of the United States.

 Patent Cross License Agreement

On January 10, 2011, we entered into a six-year patent cross licensing agreement, or the License Agreement, with Intel.   Under the License Agreement, Intel has granted to NVIDIA and its qualified subsidiaries, and NVIDIA has granted to Intel and Intel’s qualified subsidiaries, a non-exclusive, non-transferable, worldwide license, without the right to sublicense to all patents that are either owned or controlled by the parties at any time that have a first filing date on or before March 31, 2017, to make, have made (subject to certain limitations), use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world. NVIDIA’s rights to Intel’s patents have certain specified limitations, including but not limited to, NVIDIA was not granted a license to: (1) certain microprocessors, defined in the License Agreement as “Intel Processors” or “Intel Compatible Processors;” (2) certain chipsets that connect to Intel Processors; or (3) certain flash memory products. In connection with the License Agreement, NVIDIA and Intel mutually agreed to settle all outstanding legal disputes. Under the License Agreement, Intel will pay NVIDIA an aggregate amount of $1.5 billion, payable in annual installments, as follows: a $300 million payment on each of January 18, 2011, January 13, 2012 and January 15, 2013 and a $200 million payment on each of January 15, 2014, 2015 and 2016.  Please refer to Note 3 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding this cross license and the settlement.

Stock Repurchase Program

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

Through January 27, 2013, we have repurchased an aggregate of 99.3 million shares under our stock repurchase program for a total cost of $1.56 billion.  As of January 27, 2013, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.14 billion through December 2014.  Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report Form 10-K for further discussion regarding our equity incentive plans.

In addition to our Board authorized stock repurchases, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of RSU awards under our equity incentive program.  During the fiscal year 2013, we withheld approximately 1.8 million shares at a total cost of $25.8 million through net share settlements. Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding stock-based compensation related to equity awards granted under our equity incentive programs..

Cash Dividend Program

Prior to fiscal year 2013, we had never declared or paid any dividend on shares of our common stock. On November 8, 2012, we announced the initiation of a quarterly cash dividend program. This quarterly dividend of $0.075 per share is equivalent to $0.30 per share on an annual basis. The initial cash dividend was paid on December 14, 2012 to all common stockholders of record at the close of business on November 23, 2012. A subsequent cash dividend of $0.075 per share was declared on February 13, 2013, payable on March 21, 2013 to all common stockholders of record at the close of business on February 28, 2013. In fiscal year 2013, we paid $46.9 million in dividends to our common stockholders.

Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends.

Operating Capital and Capital Expenditure Requirements

 We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, stock repurchase, cash dividend and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers’ products;

•	inability to successfully develop and produce in volume production our next-generation products;

•	competitive pressures resulting in lower than expected average selling prices; and

•	new product announcements or product introductions by our competitors.

We expect to spend approximately $240.0 million to $280.0 million for capital expenditures during fiscal year 2014, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In fiscal year 2014, we expect to break ground on a new building for our headquarters campus in Santa Clara to provide for our near-term growth needs. This 500,000 square foot building will provide 2,500 seats and be built on land we purchased five years ago. We estimate capital funding of $32.0 million for the campus development project in fiscal year 2014. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

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

During the three year period ended January 30, 2011, we recorded a cumulative net charge of $475.9 million, most of which was charged against cost of revenue, to cover customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.   Determining the amount of the warranty charges related to this issue required management to make estimates and judgments based on historical experience, test data and various other assumptions including estimated field failure rates that we believe to be reasonable under the circumstances. The results of these judgments formed the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs. If the actual repair, return, replacement and other associated costs and/or actual field failure rates exceed our estimates, we may be required to record additional reserves, which would increase our cost of revenue and materially harm our financial results.

Contractual Obligations

The following table summarizes our contractual obligations as of January 27, 2013:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	All Other
	(In thousands)
Operating leases	$180,823	$34,294	$55,081	$47,903	$43,545	$—
Capital lease	30,720	4,926	9,885	10,448	5,461	—
Purchase obligations (1)	470,309	470,309	—	—	—	—
Uncertain tax positions, interest and penalties (2)	212,245	—	—	—	—	212,245
Capital purchase obligations	44,788	44,788	—	—	—	—
Retention program (3)	39,451	14,776	24,675
Total contractual obligations	$978,336	$569,093	$89,641	$58,351	$49,006	$212,245

(1)	Represents our inventory purchase commitments as of January 27, 2013.

(2)
Represents unrecognized tax benefits of $212.2 million which consists of $104.0 million recorded in non-current income taxes payable and $96.9 million reflected as a reduction to the related deferred tax assets, and the related interest and penalties on the non-current income tax payable of $11.3 million as of January 27, 2013.  We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

(3)
Represents a retention program in the aggregate amount of approximately $68.0 million in connection with our acquisition of Icera on June 10, 2011. As of January 27, 2013, we have made payments of $28.5 million in connection with this program. Remaining payments will be paid out within the next three years.

Off-Balance Sheet Arrangements

During fiscal years 2013, 2012 and 2011, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of January 27, 2013 and January 29, 2012, we had $3.73 billion and $3.13 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of January 27, 2013, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

All of the cash equivalents and marketable securities are treated as “available-for-sale.” Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in securities market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our Consolidated Statements of Income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.

As of January 27, 2013, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair values for these investments of approximately $20.4 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 27, 2013, our investments in government agencies and government sponsored enterprises represented approximately 56% of our total investment portfolio, while the financial sector accounted for approximately 19% of our total investment portfolio.   Substantially all of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, the fair values of these investments would decline by approximately $49-$123 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other expense, net” in our Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain (loss) included in determining net income for fiscal years 2013, 2012 and 2011 was $(1.5) million, $1.6 million and $(2.4) million, respectively.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at January 27, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 27, 2013, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 27, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 27, 2013.

The effectiveness of our internal control over financial reporting as of January 27, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2013 Proxy Statement, not later than 120 days after the fiscal year ended January 27, 2013, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Proposal 1 - Election of Directors” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Information about the Board of Directors and Corporate Governance” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information appearing under the heading “Information about the Board of Directors and Corporate Governance - Code of Conduct” in our 2013 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code” and “Financial Team Code” are published on the Investor Relations portion of our web site, under Corporate Governance, at www.nvidia.com.  The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report” in our 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our 2013 Proxy Statement under the caption ”Equity Compensation Plan Information,” and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections entitled “Transactions with Related Persons”, “Review of Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2013 Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NVIDIA Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 27, 2013 and January 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
March 12, 2013

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Revenue	$4,280,159	$3,997,930	$3,543,309
Cost of revenue	2,053,816	1,941,413	2,134,219
Gross profit	2,226,343	2,056,517	1,409,090
Operating expenses:
Research and development	1,147,282	1,002,605	848,830
Sales, general and administrative	430,822	405,613	361,513
Legal settlement	—	—	(57,000)
Total operating expenses	1,578,104	1,408,218	1,153,343
Income from operations	648,239	648,299	255,747
Interest income	19,908	19,149	19,057
Interest expense	(3,294)	(3,089)	(3,127)
Other expense, net	(2,814)	(963)	(508)
Income before income tax	662,039	663,396	271,169
Income tax expense	99,503	82,306	18,023
Net income	$562,536	$581,090	$253,146
Basic net income per share	$0.91	$0.96	$0.44
Weighted average shares used in basic per share computation	619,324	603,646	575,177
Diluted net income per share	$0.90	$0.94	$0.43
Weighted average shares used in diluted per share computation	624,957	616,371	588,684
Cash dividends declared and paid per common share	$0.075	$—	$—

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	January 27, 2013	January 29, 2012	January 30, 2011

Net income	$562,536	$581,090	$253,146
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax effect of $126, $937 and $306 in 2013, 2012 and 2011, respectively	(303)	755	(918)
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effect of $178, $222 and $528 in 2013, 2012 and 2011, respectively	(330)	(413)	(982)
Other comprehensive income (loss)	$(633)	$342	$(1,900)
Total comprehensive income	$561,903	$581,432	$251,246

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 27, 2013	January 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$732,786	$667,876
Marketable securities	2,995,097	2,461,700
Accounts receivable, less allowances of $14,791 and $14,854 in 2013 and 2012, respectively	454,252	336,143
Inventories	419,686	340,297
Prepaid expenses and other	69,701	49,411
Deferred income taxes	103,736	49,931
Total current assets	4,775,258	3,905,358
Property and equipment, net	576,144	560,072
Goodwill	641,030	641,030
Intangible assets, net	312,332	326,136
Other assets	107,481	120,332
Total assets	$6,412,245	$5,552,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356,428	$335,072
Accrued liabilities and other	619,795	594,886
Total current liabilities	976,223	929,958
Other long-term liabilities	589,321	455,807
Capital lease obligations, long term	18,998	21,439
Commitments and contingencies - see Note 13	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000,000,000 shares authorized; 720,153,197 shares issued and 616,756,134 outstanding in 2013; 705,352,099 shares issued and 612,191,412 outstanding in 2012	720	700
Additional paid-in capital	3,193,623	2,900,896
Treasury stock, at cost (103,397,063 shares in 2013 and 93,160,687 shares in 2012)	(1,622,709)	(1,496,904)
Accumulated other comprehensive income	9,981	10,614
Retained earnings	3,246,088	2,730,418
Total stockholders' equity	4,827,703	4,145,724
Total liabilities and stockholders' equity	$6,412,245	$5,552,928

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stock	Income	Earnings	Equity
Balances, January 31, 2010	561,465,851	$653	$2,219,401	$(1,463,268)	$12,172	$1,896,182	$2,665,140
Comprehensive income:
Other comprehensive income (loss)	—	—	—	—	(1,900)	—	(1,900)
Net income	—	—	—	—	—	253,146	253,146
Total comprehensive income							251,246
Issuance of common stock from stock plans	28,207,029	24	193,381	—	—	—	193,405
Tax withholding related to vesting of restricted stock units	(1,117,179)	—	—	(16,124)	—	—	(16,124)
Tax benefit from stock-based compensation	—	—	(14,201)	—	—	—	(14,201)
Stock-based compensation	—	—	101,996	—	—	—	101,996
Balances, January 30, 2011	588,555,701	677	2,500,577	(1,479,392)	10,272	2,149,328	3,181,462

Comprehensive income:
Other comprehensive income (loss)	—	—	—	—	342	—	342
Net income	—	—	—	—		581,090	581,090
Total comprehensive income	—	—	—	—	—	—	581,432
Issuance of common stock from stock plans	24,753,362	23	213,346	—	—	—	213,369
Tax withholding related to vesting of restricted stock units	(1,117,651)	—	—	(17,512)	—	—	(17,512)
Tax benefit from stock-based compensation	—	—	50,475	—	—	—	50,475
Stock-based compensation	—	—	136,498	—	—	—	136,498
Balances, January 29, 2012	612,191,412	700	2,900,896	(1,496,904)	10,614	2,730,418	4,145,724

Comprehensive income:
Other comprehensive income (loss)	—	—	—	—	(633)	—	(633)
Net income	—	—	—	—		562,536	562,536
Total comprehensive income	—	—	—	—	—	—	561,903
Issuance of common stock from stock plans	14,800,959	20	90,721	—	—	—	90,741
Tax withholding related to vesting of restricted stock units	(1,836,097)	—	—	(25,805)	—	—	(25,805)
Stock repurchase	(8,400,140)	—	—	(100,000)	—	—	(100,000)

Cash dividends declared and paid ($0.075 per common share)	—	—	—	—	—	(46,866)	(46,866)
Tax benefit from stock-based compensation	—	—	64,905	—	—	—	64,905
Stock-based compensation	—	—	137,101	—	—	—	137,101
Balances, January 27, 2013	616,756,134	$720	$3,193,623	$(1,622,709)	$9,981	$3,246,088	$4,827,703

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Cash flows from operating activities:
Net income	$562,536	$581,090	$253,146
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	136,662	136,354	100,353
Depreciation and amortization	226,235	204,205	186,989
Deferred income taxes	31,860	19,056	(2,646)
Tax benefit from stock-based compensation	(68,710)	(52,793)	(15,316)
Other	47,911	19,095	1,572
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(118,940)	26,236	26,341
Inventories	(78,949)	18,884	(14,128)
Prepaid expenses and other current assets	(20,290)	(14,803)	8,528
Deposits and other assets	8,567	(70,694)	4,331
Accounts payable	10,885	35,708	(69,786)
Accrued liabilities and other long-term liabilities	86,405	6,818	196,413
Net cash provided by operating activities	824,172	909,156	675,797
Cash flows from investing activities:
Purchases of marketable securities	(2,378,445)	(1,964,898)	(1,719,700)
Proceeds from sales and maturities of marketable securities	1,817,410	1,310,743	1,170,075
Purchases of property and equipment and intangible assets	(183,309)	(138,735)	(97,890)
Acquisition of businesses, net of cash and cash equivalents	—	(348,884)	—
Other	352	(1,590)	(2,163)
Net cash used in investing activities	(743,992)	(1,143,364)	(649,678)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	64,935	195,857	177,276
Payments related to repurchases of common stock	(100,000)	—	—
Dividend paid	(46,866)	—	—
Tax benefit from stock-based compensation	68,710	52,793	15,316
Payment of notes payable assumed from acquisition	—	(10,319)	—
Payments under capital lease obligations	(2,049)	(1,608)	(571)
Net cash (used in) provided by financing activities	(15,270)	236,723	192,021
Change in cash and cash equivalents	64,910	2,515	218,140
Cash and cash equivalents at beginning of period	667,876	665,361	447,221
Cash and cash equivalents at end of period	$732,786	$667,876	$665,361
Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes, net	$(38,608)	$58,328	$(1,071)
Cash paid for interest on capital lease obligations	$2,772	$3,008	$3,127

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Non-cash activities:
Change in unrealized gains (losses) from marketable securities	$(633)	$342	$(1,900)
Assets acquired by assuming related liabilities	$45,195	$15,913	$252,796

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

NVIDIA is a visual computing company, connecting people through computer graphics. In a world increasingly filled with visual displays, our graphics technologies let our customers interact with the world of digital ideas, information and entertainment with an efficiency that no other communication medium can provide.
We have long been known to millions around the world for creating the graphics chips used in PCs that bring video games to life. With our invention of the GPU, we introduced the world to the power of programmable shading, which defines modern computer graphics. Today, we reach well beyond PC graphics and games. Our energy-efficient processors are at the heart of products ranging from mobile devices to supercomputers. PC gamers choose our GPUs by name and professional designers use our GPUs to create visual effects in movies and design everything from audio headsets to commercial aircraft. Supercomputers take advantage of the massively parallel processing capabilities of our GPUs to accelerate a wide range of important applications, from simulations of viruses at the molecular level, to modern weather forecasting and global oil exploration. Our Tegra processors power smartphones, tablets and automobile infotainment systems.
NVIDIA's research and development in visual computing has yielded more than 5,000 patents granted or pending worldwide, including ones covering inventions essential to modern computing.
Our businesses are based on two important technologies: the GPU and the Tegra processor. GPUs, each with billions of transistors, are the engine of visual computing and among the world's most complex processors. We have GPU product brands designed for specific users and applications: GeForce for gamers; Quadro for designers; Tesla for researchers; and GRID for cloud-based graphics solutions.
The Tegra processor is a system-on-a-chip, or SOC, integrating an entire computer on a single chip. Tegra processors incorporate multi-core GPUs and CPUs together with audio, video and input/output capabilities. They can also be integrated with baseband processors for phone and data communication. Unlike power-inefficient processors built for PCs, our Tegra SOC conserves power while delivering state-of-the-art graphics and multimedia processing. Tegra runs devices like smartphones, tablets and PCs; it can also be embedded into smart devices, such as televisions, monitors, set-top boxes, gaming devices and cars. We recently announced Project SHIELD, the first Android device designed for gaming. Project SHIELD features our Tegra 4 processor and leverages NVIDIA's deep partnerships with game developers all over the world.
Headquartered in Santa Clara, California, we were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

Fiscal Year

We operate on a 52- or a 53-week year, ending on the last Sunday in January. Fiscal years 2013, 2012 and 2011 were 52-week years.

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

Revenue Recognition

Product Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the related receivable is reasonably assured. For most sales, we use a binding purchase order and in certain cases we use a contractual agreement as evidence of an arrangement. We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer. At the point of sale, we assess whether the arrangement fee is fixed or determinable and whether collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.
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
License and Development Revenue

For license arrangements that require significant customization of our intellectual property components, we generally recognize the related revenue over the period that services are performed. For most license and service arrangements, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognized are recorded as deferred costs on uncompleted contracts. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

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
 Advertising Expenses
 We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2013, 2012 and 2011 were $9.2 million, $8.4 million and $9.5 million, respectively.

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

Stock-based Compensation

We measure stock-based compensation expense based on the estimated fair value of equity awards at the grant date, and recognize the expense using a straight-line attribution method over the requisite employee service period. We estimate the fair value of employee stock options on the date of grant using a binomial model and we use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units. We calculate the fair value of our employee stock purchase plan using the Black-Scholes model.  Our stock-based compensation for employee stock purchase plan is expensed using an accelerated amortization model.
Litigation, Investigation and Settlement Costs

From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters . However, there are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with U.S. GAAP. However, the actual liability in any such litigation or investigation may be materially different from our estimates, which could require us to record additional costs.

Foreign Currency Remeasurement

We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment, and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency re-measurement are included in “Other expense, net” in our Consolidated Statements of Income and to date have not been significant.

The impact of net foreign currency transaction gain (loss) included in determining net income for fiscal years 2013, 2012 and 2011 was $(1.5) million, $1.6 million and $(2.4) million, respectively.

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

United States income tax has not been provided on a portion of earnings of our non-U.S. subsidiaries to the extent that such earnings are considered to be indefinitely reinvested.

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

As of January 27, 2013, we had a valuation allowance of $224.8 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $459.1 million as of January 27, 2013. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from operations.

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

 Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) components include unrealized gains (losses) on available-for-sale securities, net of tax.

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

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 27, 2013 and January 29, 2012, our cash and cash equivalents were $732.8 million and $667.9 million, respectively, which include $195.8 million and $290.7 million invested in money market funds for fiscal year 2013 and fiscal year 2012, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Marketable Securities

Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased.  We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income and expense section of our consolidated statements of income.  Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the other income and expense section of our consolidated statements of income.

All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings while loss related to all other factors is recorded as other comprehensive income.

We performed an impairment review of our investment portfolio as of January 27, 2013.  Based on our impairment review and having considered the guidance of the relevant accounting literature, we did not record any other than temporary impairment charges during fiscal year 2013.  We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 27, 2013.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 27, 2013 and January 29, 2012. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. Our investment policy requires the purchase of top-tier investment grade securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 40% of our accounts receivable balance from three customers at January 27, 2013 and approximately 20% of our accounts receivable balance from one customer at January 29, 2012. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventories

Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory provisions and shipping costs. We write down our inventory to the lower of cost or estimated market value. Excess, obsolete or unmarketable inventory is completely written off based upon assumptions about future demand, future product purchase commitments, estimated manufacturing yield levels and market conditions. If actual market conditions are less favorable than those projected by management, or if our current inventory or future product purchase commitments to our suppliers exceed our forecasted future demand for such products, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.  If actual market conditions are more favorable than expected and we sell products that we have previously written down, our reported gross margin would be favorably impacted.
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

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist.  For the purposes of completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis.

In fiscal year 2012, we early adopted an accounting standard update, commonly referred to as a step zero approach, that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where significant change or events occur, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we considered both the income method and market method, where applicable. The income method is based on a discounted future cash flow analysis while the market method is based on financial multiples of comparable companies and applies a control premium. Our goodwill impairment test uses a weighting primarily towards the income method to estimate the reporting unit's fair value. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group to estimated undiscounted future cash flows expected to be generated by the asset, or asset group.  If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group.  Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset or asset group.  Assets and liabilities to be disposed of would be separately presented in the consolidated balance sheet and the assets would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Accounting for Asset Retirement Obligations

We account for asset retirement obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The accounting guidance applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  As of January 27, 2013 and January 29, 2012, our asset retirement obligations to return the leasehold improvements at our headquarters facility in Santa Clara, California and certain laboratories at our Austin facility and international locations to their original condition upon lease termination were $10.6 million and $10.2 million, respectively.

Adoption of New and Recently Issued Accounting Pronouncements

In the third quarter of fiscal year 2013 we adopted an amended standard that simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. This amended standard permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standard. This new standard did not have an impact on our consolidated financial statements.

In the first quarter of fiscal year 2013, we adopted an amended standard that increases the prominence of items reported in other comprehensive income. This amended standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all changes in stockholders' equity - except investments by, and distributions to, owners - be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this amended standard impacted the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

Note 2 - Stock-Based Compensation

We measure stock-based compensation expense based on the estimated fair value of equity awards at the grant date, and recognize the expense using a straight-line attribution method over the requisite employee service period. We estimate the fair value of employee stock options on the date of grant using a binomial model and we use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of RSUs.  We estimate the fair value of shares to be issued our employee stock purchase plan using the Black-Scholes at the commencement of an offering period in March and September each year.  Our stock-based compensation for employee stock purchase plan is expensed using an accelerated amortization model.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Cost of revenue	$10,490	$11,322	$8,308
Research and development	82,157	80,502	57,974
Sales, general and administrative	44,015	44,530	34,071
Total	$136,662	$136,354	$100,353

As of January 27, 2013 and January 29, 2012, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $208.7 million and $185.8 million, respectively, adjusted for estimated forfeitures.   As of January 27, 2013 and January 29, 2012, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.7 years and 2.5 years, respectively.  As of January 27, 2013 and January 29, 2012, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.7 years and 2.5 years.

Stock-based compensation capitalized in inventories resulted in a net charge of $0.4 million , $0.1 million and $0.7 million in cost of revenue during the fiscal years ended January 27, 2013 , January 29, 2012 and January 30, 2011, respectively.

During fiscal years 2013, 2012 and 2011, we granted approximately 7.1 million, 6.4 million and 5.8 million stock options, respectively, with estimated total grant-date fair values of $38.3 million, $52.4 million and $34.4 million, respectively, and weighted average grant-date fair values of $5.38, $8.16 and $5.89 per option, respectively. During fiscal years 2013, 2012 and 2011, we granted approximately 8.1 million, 7.3 million and 7.1 million RSUs, respectively, with estimated total grant-date fair values of $112.8 million, $119.7 million and $96.7 million, respectively, and weighted average grant-date fair values of $13.86, $16.31 and $13.61 per RSU, respectively.

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal years 2013, 2012 and 2011 was $27.1 million, $30.8 million and $23.5 million, respectively.

Valuation Assumptions

We determine the fair value of stock option awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, weighted average expected term, risk-free interest rate, expected stock price volatility, dividend yield, actual and projected employee stock option exercise behaviors, vesting schedules and death and disability probabilities. We segregate options into groups of employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.
The expected life of employee stock options is a derived output of our valuation model and is impacted by the underlying assumptions of our company. The risk-free interest rate assumption is based upon observed interest rates on Treasury bills appropriate for the term of our employee stock options. Our management has determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of our expected volatility than historical volatility. Dividend yield is based on history and expectation of dividend payouts. Our RSU awards are not eligible for cash dividends prior to vesting; therefore, the fair value of RSUs is discounted by the dividend yield.
Prior to the initial declaration of a quarterly cash dividend on November 8, 2012, the fair value of our equity awards was based on an expected dividend yield of 0% reflecting our prior history in which we had not paid and did not expect to pay cash dividends on our common stock. For awards granted on or subsequent to November 8, 2012, we now use a dividend yield at grant date based on the per share dividends declared during the most recent quarter.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Additionally, for employee stock option and RSU awards, we estimate forfeitures annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If factors change and we employ different assumptions in the application of accounting standards in future periods, the compensation expense that we record under these accounting standards may differ significantly from what we have recorded in the current period.
The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated with the following assumptions:

Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Stock Options	(Using a binomial model)
Weighted average expected life (in years)	3.1-4.9	3.0-5.4	3.1-6.7
Risk-free interest rate	1.5%-2.3%	1.9%-3.8%	1.5%-3.3%
Volatility	39%-49%	46%-65%	42%-53%
Dividend yield	2.4%	—	—

Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Employee Stock Purchase Plan	(Using the Black-Scholes model)
Weighted average expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.3%	0.1%-0.7%	0.2%-0.8%
Volatility	44%-47%	57%-61%	45%-47%
Dividend yield	—	—	—

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

Amended and Restated 2007 Equity Incentive Plan

At the Annual Meeting of Stockholders held on June 21, 2007, our stockholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, or the 2007 Plan. At the Annual Meeting of Stockholders held on May 17, 2012, our stockholders approved an amendment and restatement of the 2007 Plan, or the Restated 2007 Plan.

The Restated 2007 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. The Restated 2007 Plan succeeds our 1998 Equity Incentive Plan, our 1998 Non-Employee Directors’ Stock Option Plan, our 2000 Nonstatutory Equity Incentive Plan, and the PortalPlayer, Inc. 2004 Stock Incentive Plan, or collectively, the Prior Plans. All options and stock awards granted under the Prior Plans shall remain subject to the terms of the Prior Plans with respect to which they were originally granted. Under the 2007 Plan or the Prior Plans, we could issue up to 101,845,177 shares, which due to the subsequent stock split became 152,767,766 shares, of our common stock. With the amendment and restatement of the 2007 Plan, which increased the number of shares of common stock authorized for issuance under the 2007 Plan by 25,000,000 shares, up to 177,767,766 shares of our common stock may be issued pursuant to stock awards granted under the Restated 2007 Plan or the Prior Plans.  Currently, we grant stock options and RSUs under our equity incentive plans. As of January 27, 2013, there were 36,889,121 shares available for future issuance under the Restated 2007 Plan.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Unless terminated sooner, the Restated 2007 Plan is scheduled to terminate on March 21, 2022. Our Board may suspend or terminate the Restated 2007 Plan at any time. No awards may be granted under the Restated 2007 Plan while the Restated 2007 Plan is suspended or after it is terminated. The Board may also amend the Restated 2007 Plan at any time. However, if legal, regulatory or listing requirements require stockholder approval, the amendment will not go into effect until the stockholders have approved the amendment.

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

1998 and 2012 Employee Stock Purchase Plans

 In February 1998, our Board approved the 1998 Employee Stock Purchase Plan, or the 1998 Plan. At the Annual Meeting of Stockholders held on May 17, 2012, our stockholders approved the 2012 Employee Stock Purchase Plan, or the 2012 Plan, the successor to the 1998 Plan, and collectively with the 1998 Plan, the ESPP Plans.

Prior to the effective date of the 2012 Plan, we had authorized a total of 78,000,000 shares for issuance under the 1998 Plan, 54,567,667 shares of which had been issued, 15,000,000 shares of which were reserved for issuance pursuant to outstanding purchase rights and 8,432,333 shares of which were available for future issuance. Upon its approval by our stockholders, the maximum aggregate number of shares that could be issued under the 2012 Plan would not exceed 55,432,333 shares, representing the sum of (i) 32,000,000 newly requested shares, (ii) the 8,432,333 shares which had been available for issuance under the 1998 Plan and (iii) the number of shares subject to outstanding purchase rights granted under the 1998 Plan that would otherwise have returned to the 1998 Plan (such as upon the cancellation or expiration of an outstanding purchase right), as such shares would become available from time to time (which could not exceed 15,000,000 shares).

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Effective upon the August 31, 2012 purchase date pursuant to the 1998 Plan, of the 15,000,000 shares which had been reserved for issuance pursuant to outstanding purchase rights, 2,687,698 shares were issued pursuant to outstanding purchase rights, 183,000 shares were available but reserved for future issuance, and the remaining 12,129,302 shares were moved into the share reserve of the 2012 Plan.

No additional purchase rights will be granted under the 1998 Plan (although all outstanding purchase rights granted under the 1998 Plan will continue to be subject to the terms of the 1998 Plan and any offering document describing the terms and conditions of offerings made pursuant to the 1998 Plan). At January 27, 2013, we had issued 57,255,365 shares under the 1998 Plan and 183,000 shares were available but reserved for future issuance.

At January 27, 2013, no shares had been issued under the 2012 Plan and 52,561,635 shares were available but reserved for future issuance.

Each of the ESPP Plans is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the ESPP Plans, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the adoption of each of the ESPP Plans. Under the ESPP Plans, separate offering periods shall be no longer than 27 months. Under the current offerings adopted pursuant to the ESPP Plans, each offering period is 24 months, which is divided into four purchase periods of six months.

Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the ESPP Plans up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the ESPP Plans will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period. During fiscal years 2013, 2012 and 2011, employees purchased approximately 5.5 million, 5.8 million, and 6.7 million shares, respectively, under the 1998 Plan with weighted-average prices of $10.83, $8.18, and $6.59 per share, respectively, and weighted average grant-date fair values of $5.16, $5.47 and $4.06 per share, respectively. Employees may end their participation in the ESPP Plans at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of our equity award transactions under our equity incentive plans:

		Options Outstanding				Restricted Stock Units Outstanding
	Total Stock Awards Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Grant-Date Fair Value

Balances, January 31, 2010	44,016,042	58,348,422	$11.30			7,488,512	$12.28
Authorized	—	—	$—			—	—
Granted	(12,923,659)	5,818,966	$13.79			7,104,693	$13.61
Exercised	—	(18,287,483)	$8.16			—	—
Vested Restricted Stock	—	—	—			(3,215,633)	$11.74
Canceled and forfeited	2,644,105	(1,878,447)	$12.56			(765,658)	$13.76
Balances, January 30, 2011	33,736,488	44,001,458	$12.88			10,611,914	$13.23
Authorized	—	—	$—			—	—
Granted	(13,767,554)	6,430,778	$16.18			7,336,776	$16.31
Exercised	—	(15,515,053)	$10.70			—	—
Vested Restricted Stock	—	—	—			(3,442,076)	$12.02
Canceled and forfeited	2,457,018	(1,588,207)	$14.78			(868,811)	$14.72
Balances, January 29, 2012	22,425,952	33,328,976	$14.44			13,637,803	$15.10
Authorized (2)	25,000,000	—	$—			—	—
Granted	(15,254,977)	7,119,319	$13.88			8,135,658	$13.86
Exercised	—	(3,646,680)	$8.66			—	—
Vested Restricted Stock	—	—	—			(5,691,623)	$15.02
Canceled and forfeited	4,728,901	(3,806,290)	$17.04			(922,611)	$15.14
Balances, January 27, 2013	36,899,876	32,995,325	$14.66	5.08	$26,006,026	15,159,227	$14.46
Exercisable at January 27, 2013		20,156,213	$14.89	3.00	$22,850,198
Vested and Expected to Vest after January 27, 2013		30,971,523	$14.68	4.86	$25,520,514	12,245,083	$14.46

(1)  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 27, 2013, based on the $12.41 closing stock price of our common stock on the NASDAQ Global Select Market on January 25, 2013, the last trading day of fiscal year 2013, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of January 27, 2013 was 26.7 million shares and 9.6 million shares, respectively.

(2) Represents the shares that were approved at our 2012 Annual Meeting of Stockholders.

The total intrinsic value of options exercised was $21.1 million, $105.3 million and $139.1 million for fiscal years 2013, 2012 and 2011, respectively. Upon exercise of an option, we issue new shares of stock. The total fair value of options vested was $40.3 million, $49.5 million and $60.7 million for fiscal years 2013, 2012 and 2011, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Patent Cross License Agreement

On January 10, 2011, we entered into a six-year patent cross licensing agreement, or the License Agreement, with Intel.   Under the License Agreement, Intel has granted to NVIDIA and its qualified subsidiaries, and NVIDIA has granted to Intel and Intel’s qualified subsidiaries, a non-exclusive, non-transferable, worldwide license, without the right to sublicense to all patents that are either owned or controlled by the parties at any time that have a first filing date on or before March 31, 2017, to make, have made (subject to certain limitations), use, sell, offer to sell, import and otherwise dispose of certain semiconductor- and electronic-related products anywhere in the world. NVIDIA’s rights to Intel’s patents have certain specified limitations, including but not limited to, NVIDIA was not granted a license to: (1) certain microprocessors, defined in the License Agreement as “Intel Processors” or “Intel Compatible Processors;” (2) certain chipsets that connect to Intel Processors; or (3) certain flash memory products. In connection with the License Agreement, NVIDIA and Intel mutually agreed to settle all outstanding legal disputes. Under the License Agreement, Intel will pay NVIDIA an aggregate amount of $1.5 billion, payable in annual installments, as follows: a $300 million payment on each of January 18, 2011, January 13, 2012 and January 15, 2013 and a $200 million payment on each of January 15, 2014, 2015 and 2016.

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

2.
License to Intel:  We will recognize $1,583.0 million in total, or $66.0 million per quarter, as revenue over the term of the agreement of six years, the period over which Intel will have access to newly filed NVIDIA patents. Consideration received in advance of the performance period will be classified as deferred revenue. We recognized $264.0 million and $220.0 million of revenue in fiscal years 2013 and 2012, respectively, as our performance obligation under the agreement commenced on April 2011.

3.
 License from Intel: We recognized $140.0 million as an intangible asset upon execution of the agreement. Amortization of $5.0 million per quarter will be charged to cost of sales over the seven year estimated useful life of the technology beginning in April 2011. We recognized amortization expense of $20.0 million and $16.7 million in fiscal years 2013 and 2012, respectively.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4 – Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
	(In thousands, except per share data)
Numerator:
Net income	$562,536	$581,090	$253,146
Denominator:
Denominator for basic net income per share, weighted average shares	619,324	603,646	575,177
Effect of dilutive securities:
Equity awards outstanding	5,633	12,725	13,507
Denominator for diluted net income per share, weighted average shares	624,957	616,371	588,684
Net income per share:
Basic net income per share	$0.91	$0.96	$0.44
Diluted net income per share	$0.90	$0.94	$0.43
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	26,784	22,617	24,646

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

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to  Note 13 of these Notes to the Consolidated Financial Statements for further discussion regarding this litigation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(Years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	—
Total	$99,161

Note 6 -Business Combinations

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

The goodwill amount of $271.2 million arising from the acquisition is primarily attributed to the assembled workforce of Icera and the premium paid over the fair value of the net assets acquired from Icera.  Goodwill recognized is not expected to be deductible for tax purposes.  We have determined that goodwill from the acquisition of Icera should be allocated to our Tegra Processor segment. In addition, the revenue contribution from Icera was not significant for the fiscal years ended January 27, 2013 and January 29, 2012. Please refer to Note 7 of these Notes to Consolidated Financial Statements for further information regarding the activity related to the carrying value of goodwill.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

In-Process Technology

In-process technology, or IPR&D, represents the fair values of incomplete Icera research and development projects that had not reached technological feasibility as of the date of acquisition. In the third quarter of fiscal 2013 we deemed these projects to be complete and have estimated a definite life of five years, over which the technology will be amortized.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 - Goodwill

The carrying amount of goodwill is as follows:

	January 27, 2013	January 29, 2012
	(In thousands)
Icera	$271,186	$271,186
PortalPlayer	104,896	104,896
3dfx	75,326	75,326
Mental Images	59,252	59,252
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
Ageia	19,198	19,198
Other	16,984	16,984
Total goodwill	$641,030	$641,030

The amount of goodwill allocated to our GPU and Tegra Processor segments as of both January 27, 2013 and January 29, 2012 was $228.2 million and $412.8 million, respectively. Please refer to Note 17 of these Notes to the Consolidated Financial Statements for further discussion regarding segments.

We allocate goodwill to our reporting units and perform our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist.  For the purposes of completing our most recent impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis. We completed our most recent annual impairment test during the fourth quarter of fiscal year 2013 and concluded that there was no impairment.

In a qualitative analysis, we evaluate factors including, but not limited to, macro economic conditions, market and industry conditions, competitive environment, operational stability and the overall financial performance of the reporting units including cost factors and budgeted-to-actual revenue results. In a quantitative analysis, we consider both the income method and market method, where applicable, when determining the fair value of reporting units. Our goodwill impairment test uses a weighting primarily towards the income method to estimate the reporting unit's fair value. The income method is based on a discounted future cash flow analysis while the market method is based on financial multiples of comparable companies and applies a control premium.

The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance such as revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The market method of determining the fair value of our reporting unit requires us to use judgment in the selection of appropriate market comparables.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	January 27, 2013				January 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(In thousands)			(In years)	(In thousands)			(In years)
Acquisition-related intangible assets	$172,039	$(96,389)	$75,650	6.9	$172,039	$(79,261)	$92,778	6.0
Patents and licensed technology	407,002	(170,320)	236,682	7.0	352,386	(119,028)	233,358	7.3
Total intangible assets	$579,041	$(266,709)	$312,332		$524,425	$(198,289)	$326,136

Amortization expense associated with intangible assets for fiscal years 2013, 2012 and 2011 was $68.4 million, $59.0 million and $30.0 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of a patent portfolio and from in-process technology from the acquisition of Icera Inc. that we deemed to be complete in the third quarter of fiscal year 2013, at which point we began to amortize it over its estimated useful life of five years. Future amortization expense for the net carrying amount of intangible assets at January 27, 2013 is estimated to be $68.4 million in fiscal year 2014, $68.3 million in fiscal year 2015, $59.7 million in fiscal year 2016, $44.1 million in fiscal year 2017, $40.5 million in fiscal year 2018 and $31.3 million in fiscal years subsequent to fiscal year 2018 until fully amortized.

Note 9 - Marketable Securities

All of the cash equivalents and marketable securities are classified as “available-for-sale” securities. Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of cash equivalents and marketable securities at January 27, 2013 and January 29, 2012:

	January 27, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$867,087	$1,199	$(139)	$868,147
Corporate debt securities	1,255,297	3,175	(542)	1,257,930
Mortgage backed securities issued by United States government-sponsored enterprises	183,034	6,194	(57)	189,171
Money market funds	195,790	—	—	195,790
Debt securities issued by United States Treasury	785,228	1,102	(105)	786,225
Total	$3,286,436	$11,670	$(843)	$3,297,263
Classified as:
Cash equivalents				$302,166
Marketable securities				2,995,097
Total				$3,297,263

	January 29, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$769,300	$1,605	$(151)	$770,754
Corporate debt securities	1,114,439	3,268	(260)	1,117,447
Mortgage backed securities issued by United States government-sponsored enterprises	156,668	4,964	(73)	161,559
Money market funds	290,732	—	—	290,732
Debt securities issued by United States Treasury	533,616	2,161	(3)	535,774
Total	$2,864,755	$11,998	$(487)	$2,876,266
Classified as:
Cash equivalents				$414,566
Marketable securities				2,461,700
Total				$2,876,266

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the breakdown of the investments with unrealized losses at January 27, 2013:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$563,842	$(35)	$694,088	$(507)	$1,257,930	$(542)
Mortgage backed securities issued by United States government-sponsored enterprises	5,912	—	183,259	(57)	189,171	(57)
Debt securities of United States Treasury	278,383	(15)	507,842	(90)	786,225	(105)
Debt securities issued by United States government agencies	355,378	(23)	512,769	(116)	868,147	(139)
Total	$1,203,515	$(73)	$1,897,958	$(770)	$3,101,473	$(843)

We performed an impairment review of our investment portfolio as of January 27, 2013. Factors considered included general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value.  We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment was other than temporarily impaired. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other-than-temporary impairment charges during fiscal year 2013.  We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 27, 2013.

As of January 27, 2013, we had 9 investments that were in an unrealized loss position with total unrealized losses amounting to $0.1 million and with a duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 27, 2013 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

Net realized gains were $0.5 million, $0.4 million and $1.5 million for fiscal years 2013, 2012, and 2011, respectively.  As of January 27, 2013, we had a net unrealized gain of $10.9 million, which was comprised of gross unrealized gains of $11.7 million, offset by $0.8 million of gross unrealized losses.  As of January 29, 2012, we had a net unrealized gain of $11.5 million, which was comprised of gross unrealized gains of $12.0 million, offset by $0.5 million of gross unrealized losses.

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at January 27, 2013 and January 29, 2012 and are shown below by contractual maturity.

	January 27, 2013		January 29, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,397,350	$1,399,304	$1,705,916	$1,708,154
Due in 1 - 5 years	1,777,785	1,783,103	1,047,956	1,053,265
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	111,301	114,856	110,883	114,847
Total	$3,286,436	$3,297,263	$2,864,755	$2,876,266

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the year ended January 27, 2013. Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Financial assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	January 27, 2013	(Level 1)	(Level 2)
	(In thousands)
Debt securities of United States government agencies (1)	$868,147	$—	$868,147
Corporate debt securities (2)	1,257,930	—	1,257,930
Mortgage backed securities issued by United States government-sponsored enterprises (3)	189,171	—	189,171
Money market funds (4)	195,790	195,790	—
Debt securities issued by United States Treasury (5)	786,225	—	786,225
Total assets	$3,297,263	$195,790	$3,101,473

(1)	Included in Marketable Securities on the Consolidated Balance Sheet.

(2)	Includes $98.6 million in Cash Equivalents and $1,159.3 million in Marketable Securities on the Consolidated Balance Sheet.

(3)	Included in Marketable Securities on the Consolidated Balance Sheet.

(4)	Included in Cash Equivalents on the Consolidated Balance Sheet.

(5)	Includes $7.7 million in Cash Equivalents and $778.5 million in Marketable Securities on the Consolidated Balance Sheet.

Note 11 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 27, 2013	January 29, 2012
Inventories:	(In thousands)
Raw materials	$164,324	$84,927
Work in-process	67,628	62,934
Finished goods	187,734	192,436
Total inventories	$419,686	$340,297

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 27, 2013	January 29, 2012	Estimated Useful Life
	(In thousands)		(Years)
Property and Equipment:
Land	$218,496	$218,496	(A)
Building	30,869	30,869	3-25
Test equipment	349,530	299,506	3-5
Software and licenses	245,734	211,339	3-5
Leasehold improvements	159,413	143,986	(B)
Computer equipment	174,712	168,455	3
Office furniture and equipment	58,712	45,521	5
Capital leases	27,231	27,264	(B)
Construction in process	24,085	11,092	(C)
Total property and equipment, gross	1,288,782	1,156,528
Accumulated depreciation and amortization	(712,638)	(596,456)
Total property and equipment, net	$576,144	$560,072

(A) Land is a non-depreciable asset.
(B) Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

Depreciation expense for fiscal years 2013, 2012 and 2011 was $157.6 million, $145.2 million and $157.0 million, respectively.

	January 27, 2013	January 29, 2012
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$18,013	$12,965
Prepaid insurance	3,729	3,502
Prepaid taxes	9,785	10,069
Prepaid rent	2,909	3,410
Other	35,265	19,465
Total prepaid expenses and other	$69,701	$49,411

	January 27, 2013	January 29, 2012
Other Assets:	(In thousands)
Prepaid taxes, long term (1)	$64,966	$68,805
Prepaid maintenance, long term	10,241	15,175
Lease deposits	10,674	8,027
Investment in non-affiliates	10,030	10,382
Deferred Income Taxes, long term	3,527	7,459
Other	8,043	10,484
Total other assets	$107,481	$120,332

(1) Represents long-term prepaid taxes related to inter-company transactions that are deferred for accounting purposes and amortized over eight years.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 27, 2013	January 29, 2012
Accrued Liabilities:	(In thousands)
Deferred revenue	$273,605	$270,649
Accrued customer programs (1)	163,406	143,972
Warranty accrual (2)	14,874	18,406
Accrued payroll and related expenses	98,977	88,879
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short- term	3,173	6,941
Other	35,160	35,439
Total accrued liabilities and other	$619,795	$594,886

(1)  Please refer to Note 1 of these Notes to the Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2)  Please refer to Note 12 of these Notes to the Consolidated Financial Statements for discussion regarding the warranty accrual.
(3)  Please refer to  Note 13 of these Notes to the Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	January 27, 2013	January 29, 2012
Other Long Term Liabilities:	(In thousands)
Deferred income tax liability	$192,950	$133,288
Income tax payable	115,267	63,007
Asset retirement obligations	10,165	10,199
Deferred revenue from Intel cross license agreement (1)	236,152	200,370
Other	34,787	48,943
Total other long-term liabilities	$589,321	$455,807

(1)  Please refer to Note 3 of these Notes to the Consolidated Financial Statements for discussion regarding our revenue recognition under this agreement.

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

During the three year period ended January 30, 2011, we recorded a cumulative net charge of $475.9 million, most of which was charged against cost of revenue, to cover customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Accrual for estimated product returns and product warranty liabilities

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product returns and estimated product warranty liabilities for fiscal years 2013, 2012 and 2011 are as follows:

	January 27, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Balance at beginning of period	$18,406	$107,896	$92,655
Additions (1)	5,738	7,329	194,108
Deductions (2)	(9,270)	(96,819)	(178,867)
Balance at end of period	$14,874	$18,406	$107,896

(1)  Includes $186.2 million for fiscal year 2011 for incremental repair and replacement costs from a weak die/packaging material set.

(2) Includes $3.0 million, $73.3 million and $149.8 million for fiscal years 2013, 2012 and 2011, respectively, in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

 Note 13- Financial Arrangements, Commitments and Contingencies

Inventory Purchase Obligations

At January 27, 2013 and January 29, 2012, we had outstanding inventory purchase obligations totaling $470.3 million and $561.3 million, respectively.

Capital Purchase Obligations

At January 27, 2013 and January 29, 2012, we had outstanding capital purchase obligations totaling $44.8 million and $40.5 million, respectively.

Lease Obligations

Our headquarters complex is located in Santa Clara, California and includes seven buildings that are leased properties. The lease agreements for four of the seven leased properties expire in fiscal year 2020 and include two five-year renewals at our option;

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

one leased property expires in fiscal year 2014 with no option to renew; one lease property expires in fiscal year 2017 with one five year renewal at our option and the remaining leased building expires in fiscal year 2015 with one seven year renewal at our option.  Future minimum lease payments related to headquarter operating leases total $85.1 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2025. Future minimum lease payments under our non-cancelable operating leases as of January 27, 2013, are as follows:

Future Minimum Lease Obligations
(In thousands)
Fiscal Year:
2014	$34,294
2015	29,465
2016	25,616
2017	25,265
2018	22,638
2019 and thereafter	43,545
Total	$180,823

Rent expense for the years ended January 27, 2013, January 29, 2012 and January 30, 2011 was $38.4 million, $37.9 million and $40.7 million, respectively.

Capital lease obligations include building and office equipment lease obligations. The building lease relates to our data center in Santa Clara, California. Future minimum lease payments under the building capital lease total $30.5 million over the remaining lease term, including predetermined rent escalations, and are included in the future minimum lease payment schedule below:

Future Capital Lease Obligations
(In thousands)
Fiscal Year:
2014	$4,926
2015	4,888
2016	4,997
2017	5,147
2018	5,301
2019 and thereafter	5,461
Total	$30,720
Present value of minimum lease payments	$21,406

Current portion	$2,408
Long term portion	$18,998

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Litigation

3dfx
On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx's October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx's former landlords, one by 3dfx's bankruptcy trustee and the fourth by a committee of 3dfx's equity security holders in the bankruptcy estate.  The two landlord cases have been settled with payments from the landlords to NVIDIA, and the equity security holders' lawsuit was dismissed with prejudice and no appeal was filed.  Accordingly, only the bankruptcy trustee suit remains outstanding as more fully explained below.
In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx's bankruptcy estate served a complaint on NVIDIA asserting claims for, among other things, successor liability and fraudulent transfer and seeking additional payments from us.  The Trustee's fraudulent transfer theory alleged that NVIDIA had failed to pay reasonably equivalent value for 3dfx's assets, and sought recovery of the difference between the$70.0 million paid and the alleged fair value, which the Trustee estimated to exceed $50.0 million.  The Trustee's successor liability theory alleged NVIDIA was effectively 3dfx's legal successor and therefore was responsible for all of 3dfx's unpaid liabilities.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes

The income tax expense applicable to income before income taxes consists of the following:

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Current income taxes:
Federal	$7,506	$7,099	$141
State	1,016	789	(511)
Foreign	16,766	7,630	6,827
Total current	25,288	15,518	6,457
Deferred taxes:
Federal	28,143	25,111	(3,063)
State	—	—	—
Foreign	3,717	(6,055)	417
Total deferred	31,860	19,056	(2,646)
Charge in lieu of taxes attributable to employer stock option plans	42,355	47,732	14,212
Income tax expense	$99,503	$82,306	$18,023

Income before income taxes consists of the following:

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Domestic	$99,422	$120,768	$82,531
Foreign	562,617	542,628	188,638
Income before income tax	$662,039	$663,396	$271,169

The income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes as follows:

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Tax expense computed at federal statutory rate	$231,714	$232,189	$94,909
State income taxes, net of federal tax effect	1,048	2,302	(391)
Foreign tax rate differential	(123,626)	(142,071)	(49,585)
Research tax credit	(29,294)	(24,270)	(28,729)
Stock-based compensation	11,876	10,983	1,668
Other	7,785	3,173	151
Income tax expense	$99,503	$82,306	$18,023

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 27, 2013	January 29, 2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$84,156	$99,518
Accruals and reserves, not currently deductible for tax purposes	121,644	109,245
Property, equipment and intangible assets	54,636	40,245
Research and other tax credit carryforwards	271,933	232,001
Stock-based compensation	34,187	38,177
Gross deferred tax assets	566,556	519,186
Less: valuation allowance	(224,774)	(212,285)
Total deferred tax assets	341,782	306,901
Deferred tax liabilities:
Acquired intangibles	(43,878)	(53,120)
Unremitted earnings of foreign subsidiaries	(383,591)	(329,679)
Gross deferred tax liabilities	$(427,469)	$(382,799)
Net deferred tax liability	$(85,687)	$(75,898)

 We recognized income tax expense of $99.5 million, $82.3 million, and $18.0 million during fiscal years 2013, 2012 and 2011, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 15.0% in fiscal year 2013, 12.4% in fiscal year 2012 and 6.7% in fiscal year 2011.

Our effective tax rate on income or loss before tax for the fiscal years was lower than the United States federal statutory rate of 35% due to income or loss earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal research tax credit and the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

As of January 27, 2013 and January 29, 2012 we had a valuation allowance of $224.8 million and $212.3 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $459.1 million as of January 27, 2013. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from operations.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 27, 2013, we had a federal net operating loss carryforward of $710.4 million, combined state net operating loss carryforwards of $762.9 million, and combined foreign net operating loss carryforwards of $370.4 million. The federal net operating loss carryforwards will expire beginning in fiscal year 2022 and the state net operating loss carryforwards will begin to expire in fiscal year 2014 in accordance with the rules of each particular state.  Of the total foreign net operating loss carryforwards of $370.4 million, include $80.0 million attributable to Germany, $262.9 million attributable to UK both of which may be carried forward indefinitely, $22.7 million attributable to Canada and the remainder to other foreign jurisdictions that begin to expire in fiscal year 2014. As of January 27, 2013, we had federal research tax credit carryforwards of $351.0 million that will begin to expire in fiscal year 2018.  We have other federal tax credit carryforwards of $1.5 million that will begin to expire in fiscal year 2014. The research tax credit carryforwards attributable to states is in the amount of $331.9 million, of which $321.5 million is attributable to the State of California and may be carried over indefinitely, and $10.4 million is attributable to various other states and will expire beginning in fiscal year 2014 according to the rules of each particular state.  We have other state tax credit carryforwards of $2.6 million that will expire in fiscal year 2026 and other foreign tax credit carryforwards of $7.9 million, of which $3.0 million may be refunded in fiscal year 2016 and $4.9 million in fiscal year 2017 if not utilized.  Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances.  Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.

As of January 27, 2013, United States federal and state income taxes have not been provided on approximately $1.68 billion of undistributed earnings of non-United States subsidiaries as such earnings are considered to be indefinitely reinvested.  We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in our foreign subsidiaries as the determination of such amount is not practicable.

We had a tax holiday in effect for its business operations in India which terminated in March 2011.  This tax holiday provided for a lower rate of taxation on certain classes of income based on various thresholds of investment and employment in such jurisdiction. For fiscal year 2011, the tax savings of this holiday was approximately $1.3 million with no material per-share impact.

As of January 27, 2013, we had $220.5 million of gross unrecognized tax benefits, of which $200.9 million would affect our effective tax rate if recognized.  However, included in the unrecognized tax benefits that would affect our effective tax rate if recognized of $200.9 million is $35.5 million and $0.2 million related to state and foreign income tax, respectively, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $200.9 million of unrecognized tax benefits as of January 27, 2013 consists of $104.0 million recorded in non-current income taxes payable and $96.9 million reflected as a reduction to the related deferred tax assets.

A reconciliation of gross unrecognized tax benefits is as follows:

	January 27, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Balance at beginning of period	$138,262	$121,034	$109,765
Increases in tax positions for prior years	18,800	385	—
Decreases in tax positions for prior years	(304)	(293)	(3,585)
Increases in tax positions for current year	67,764	22,181	18,628
Settlements	—	—	(358)
Lapse in statute of limitations	(3,979)	(5,045)	(3,416)
Balance at end of period	$220,543	$138,262	$121,034

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.  As of January 27, 2013, January 29, 2012, and January 30, 2011, we had accrued $11.3 million, $9.5 million, and $11.2 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 27, 2013, non-current income taxes payable of $115.3 million consists of unrecognized tax benefits of $104.0 million, reduced by the associated federal deduction for state taxes, and the related interest and penalties of $11.3 million.

 While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 27, 2013, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 27, 2013, the material tax jurisdictions that may be subject to examination include the United States, Taiwan, Canada, China, Germany, Hong Kong, France, UK, and India for fiscal years 2003 through 2012. As of January 27, 2013, the material tax jurisdictions for which we are currently under examination include India, Germany and Taiwan for fiscal years 2003 through 2011.

Note 15 - Stockholders’ Equity

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

Through January 27, 2013, we have repurchased an aggregate of 99.3 million shares under our stock repurchase program for a total cost of $1.56 billion.  As of January 27, 2013, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.14 billion through December 2014.

In addition to our Board authorized stock repurchases, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of RSU awards under our equity incentive program.  During the fiscal year 2013, we withheld approximately $1.8 million shares at a total cost of $25.8 million through net share settlements. Please refer to Note 2 of these Notes to the Consolidated Financial Statements for further information regarding stock-based compensation related to equity awards granted under our equity incentive programs.

Convertible Preferred Stock

As of January 27, 2013 and January 29, 2012, there were no shares of preferred stock outstanding.

Note 16 - Employee Retirement Plans

We have a 401(k) Retirement Plan covering substantially all of our United States employees. Under the Plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. Effective January 2013, we began matching a portion of the employee contributions. Our contribution expense in fiscal year 2013 was not material.  Some of our non-U.S. subsidiaries have defined benefit and defined contributions plans as required by local statutory requirements.  Our costs under these plans have not been material.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17 - Segment Information

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Our operating segments are equivalent to our reportable segments. During the last several years, we have operated and reported three reporting segments to our CODM: the GPU business, the Professional Solutions business, and the Consumer Products business. However, during the fourth quarter of fiscal year 2013, we began reporting two segments to reflect the way we are now managing our businesses internally which is based on whether the underlying products leverage our GPU or our Tegra Processor technologies. Comparative periods presented reflect this change.

Our GPU business leverages our GPU technology across multiple end markets. It now comprises of four primary product lines, including GeForce for desktop and notebook PCs and Macs; Quadro for professional workstations; Tesla for high-performance servers and workstations; and NVIDIA GRID for server graphics solutions. It also includes other related products, licenses and revenue supporting the GPU business, such as memory products. Our Tegra Processor business comprises product lines primarily based on our Tegra SOC and modem processor technologies. This includes Tegra for smartphones and tablets for both Android and Windows RT-based devices; automotive computers, including infotainment and navigation systems; and gaming devices such as Project SHIELD. It also includes other related products, licenses, and revenue supporting the Tegra Processor business such as Icera baseband processors and RF transceivers, embedded products, and licenses and other revenue associated with game consoles.
In addition to the two reporting segments discussed above, the “All Other” category represents unallocated revenue and expenses which primarily includes licensing revenue from our patent cross licensing agreement with Intel. Revenue related to this agreement is recognized ratably over the term of our agreement and is not actively managed. This category also includes corporate operating expenses that we do not allocate to our other reporting segments as such expenses are not directly related to the function or operations of our reporting segments. These expenses include certain corporate infrastructure and support costs that are deemed to be enterprise in nature. Additionally, we do not allocate stock-based compensation, amortization of acquisition-related intangible assets, other acquisition-related costs, net warranty charge related to a weak die/packaging material set, and non-recurring charges and benefits. The table below presents details of our reportable segments and the “All Other” category.
Our CODM does not review any information regarding total assets on a reporting segment basis. Reporting segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Year Ended January 27, 2013:
Revenue	$3,251,712	$764,447	$264,000	$4,280,159
Depreciation and amortization expense	$127,698	$56,105	$42,432	$226,235
Operating income (loss)	$884,767	$(157,923)	$(78,605)	$648,239
Year Ended January 29, 2012:
Revenue	$3,186,764	$591,166	$220,000	$3,997,930
Depreciation and amortization expense	$122,417	$42,365	$39,423	$204,205
Operating income (loss)	$821,640	$(60,417)	$(112,924)	$648,299
Year Ended January 30, 2011:
Revenue	$3,345,696	$197,613	$—	$3,543,309
Depreciation and amortization expense	$152,094	$19,081	$15,814	$186,989
Operating income (loss)	$680,761	$(49,238)	$(375,776)	$255,747

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Reconciling items included in "All Other" category :
Revenue not allocated to reporting segments	$264,000	$220,000	$—
Unallocated corporate operating expenses and other expenses	(149,678)	(151,798)	(129,341)
Stock-based compensation	(136,662)	(136,354)	(100,353)
Amortization of acquisition-related intangibles	(17,134)	(17,190)	(9,182)
Other acquisition-related costs	(19,004)	(20,282)	—
Net warranty charge related to a weak die/packaging material set	—	—	(193,900)
Other non-recurring expenses and benefits	(20,127)	(7,300)	57,000
Total	$(78,605)	$(112,924)	$(375,776)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Revenue:	(In thousands)
China	$780,493	$941,811	$1,223,199
Taiwan	1,356,838	1,137,175	936,797
Other Asia Pacific	783,573	730,975	519,473
Europe	263,488	296,591	261,421
United States	799,430	596,264	297,265
Other Americas	296,337	295,114	305,154
Total revenue	$4,280,159	$3,997,930	$3,543,309

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property and equipment and deposits and other assets and exclude goodwill and intangible assets.

	January 27, 2013	January 29, 2012
Long-lived assets:	(In thousands)
United States	$542,669	$563,699
Taiwan	45,868	40,199
China	34,644	27,360
India	31,312	30,598
Europe	28,190	17,737
Other Asia Pacific	941	811
Total long-lived assets	$683,624	$680,404

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Revenue:
Customer A	13%	11%	—
Customer B	—	—	12%

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 27, 2013	January 29, 2012
Accounts Receivable:
Customer A	20%	20%
Customer B	10%	—
Customer C	10%	—

Note 18- Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2013 Quarters Ended
	January 27, 2013	October 28, 2012	July 29, 2012 (A)	April 29, 2012
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$1,106,902	$1,204,110	$1,044,270	$924,877
Cost of revenue	$521,300	$567,452	$503,551	$461,513
Gross profit	$585,602	$636,658	$540,719	$463,364
Net income	$173,973	$209,080	$119,046	$60,437
Basic net income per share	$0.28	$0.34	$0.19	$0.10
Diluted net income per share	$0.28	$0.33	$0.19	$0.10

	Fiscal Year 2012 Quarters Ended
	January 29, 2012 (B)	October 30, 2011	July 31, 2011	May 1, 2011
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$953,194	$1,066,180	$1,016,517	$962,039
Cost of revenue	$463,181	$509,463	$491,233	$477,536
Gross profit	$490,013	$556,717	$525,284	$484,503
Net income	$116,025	$178,273	$151,573	$135,219
Basic net income per share	$0.19	$0.29	$0.25	$0.23
Diluted net income per share	$0.19	$0.29	$0.25	$0.22

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(A)	Includes net present value of a $25 million charitable contribution pledged on June 12, 2012 to Stanford Hospital and Clinic, payable over a ten year period.

(B)
Includes an additional charge of $7.3 million associated with the fair value prescribed to the settlement between us and Rambus. On February 7, 2012, we entered into a licensing agreement with Rambus and both parties also agreed to settle all outstanding legal disputes.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 27, 2013
Allowance for doubtful accounts	$973	$1,216	(1)	$(385)	(4)	$1,804
Sales return allowance	$13,881	$17,627	(2)	$(16,718)	(5)	$14,790
Deferred tax valuation allowance	$212,285	$12,489	(3)	$—		$224,774
Year ended January 29, 2012
Allowance for doubtful accounts	$789	$449	(1)	$(265)	(4)	$973
Sales return allowance	$15,049	$25,331	(2)	$(26,499)	(5)	$13,881
Deferred tax valuation allowance	$148,016	$64,269	(3)	$—		$212,285
Year ended January 30, 2011
Allowance for doubtful accounts	$961	$875	(1)	$(1,047)	(4)	$789
Sales return allowance	$15,369	$26,517	(2)	$(26,837)	(5)	$15,049
Deferred tax valuation allowance	$113,442	$34,574	(3)	$—		$148,016

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

(5) Represents allowance for sales returns written off.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of May 23, 2011	8-K	0-23985	3.2	5/24/2011
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	1998 Non-Employee Directors' Stock Option Plan, as amended	8-K	0-23985	10.1	4/3/2006
10.7+	1998 Non-Employee Directors' Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/2004
10.8+	1998 Non-Employee Directors' Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/2004
10.9+	1998 Non-Employee Directors' Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/2004
10.10+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2	5/22/2008
10.11+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006
10.12+	2000 Nonstatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006

10.13+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007
10.14+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.15+	Amended and Restated 2007 Equity Incentive Plan	10-Q	0-23985	10.5	5/23/2012
10.16+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.17+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.18+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.19+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.20+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.21+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.22+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.23+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.24+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.25+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.26+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.27+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.28+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.29+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.30+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.31+	2012 Employee Stock Purchase Plan	10-Q	0-23985	10.6	5/23/2012
10.32+	Fiscal Year 2013 Variable Compensation Plan	8-K	0-23985	10.1	3/28/2012
10.33+	Fiscal Year 2012 Variable Compensation Plan	8-K	0-23985	10.1	3/25/2011
10.34	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.35	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000

10.36	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.37	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.38	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010	10-Q	0-23985	10.32	12/7/2010
10.39	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A	10-Q	0-23985	10.33	12/7/2010
10.40	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B	10-Q	0-23985	10.34	12/7/2010
10.41	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C	10-Q	0-23985	10.35	12/7/2010
10.42	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D	10-Q	0-23985	10.36	12/7/2010
10.43	Patent Cross License Agreement dated as of January 10, 2011, between NVIDIA Corporation and Intel Corporation	8-K	0-23985	10.1	1/10/2011
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2013.

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

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2013
Jen-Hsun Huang
/s/ KAREN BURNS	Vice President and Interim Chief Financial Officer (Principal Financial Officer)	March 12, 2013
Karen Burns
/s/ MICHAEL J. BYRON	Vice President of Finance (Principal Accounting Officer)	March 12, 2013
Michael J. Byron
/s/ TENCH COXE	Director	March 12, 2013
Tench Coxe
/s/ MARK STEVENS	Director	March 12, 2013
Mark Stevens
/s/ JAMES C. GAITHER	Director	March 12, 2013
James C. Gaither
/s/ HARVEY C. JONES	Director	March 12, 2013
Harvey C. Jones
/s/ MARK L. PERRY	Director	March 12, 2013
Mark L. Perry
/s/ WILLIAM J. MILLER	Director	March 12, 2013
William J. Miller
/s/ A. BROOKE SEAWELL	Director	March 12, 2013
A. Brooke Seawell
/s/ ROBERT BURGESS	Director	March 12, 2013
Robert Burgess

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of May 23, 2011	8-K	0-23985	3.2	5/24/2011
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	1998 Non-Employee Directors' Stock Option Plan, as amended	8-K	0-23985	10.1	4/3/2006
10.7+	1998 Non-Employee Directors' Stock Option Plan (Annual Grant - Board Service), as amended	10-Q	0-23985	10.1	11/22/2004
10.8+	1998 Non-Employee Directors' Stock Option Plan (Committee Grant - Committee Service), as amended	10-Q	0-23985	10.2	11/22/2004
10.9+	1998 Non-Employee Directors' Stock Option Plan (Initial Grant)	10-Q	0-23985	10.3	11/22/2004
10.10+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2	5/22/2008
10.11+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006
10.12+	2000 Nonstatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006

10.13+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007
10.14+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.15+	Amended and Restated 2007 Equity Incentive Plan	10-Q	0-23985	10.5	5/23/2012
10.16+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.17+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.18+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.19+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.20+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.21+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.22+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.23+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.24+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.25+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.26+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.27+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.28+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.29+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.30+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.31+	2012 Employee Stock Purchase Plan	10-Q	0-23985	10.6	5/23/2012
10.32+	Fiscal Year 2013 Variable Compensation Plan	8-K	0-23985	10.1	3/28/2012
10.33+	Fiscal Year 2012 Variable Compensation Plan	8-K	0-23985	10.1	3/25/2011
10.34	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.35	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000

10.36	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.37	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.38	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010	10-Q	0-23985	10.32	12/7/2010
10.39	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A	10-Q	0-23985	10.33	12/7/2010
10.40	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B	10-Q	0-23985	10.34	12/7/2010
10.41	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C	10-Q	0-23985	10.35	12/7/2010
10.42	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D	10-Q	0-23985	10.36	12/7/2010
10.43	Patent Cross License Agreement dated as of January 10, 2011, between NVIDIA Corporation and Intel Corporation	8-K	0-23985	10.1	1/10/2011
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050