Form 10-Q
period 2013-04-28
NVIDIA CORP
filed 2013-05-22
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2013
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of May 17, 2013, was 577,916,410.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 28, 2013

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We intend to also use the following social media channels as a means of disclosing information about the company, our services and other matters and for complying with our disclosure obligations under Regulation FD:

NVIDIA  Company Blog (http://blogs.nvidia.com/)

NVIDIA Facebook Page (https://www.facebook.com/NVIDIA)

NVIDIA Twitter Account (https://twitter.com/NVIDIA)

NVIDIA Linkedin Page (http://www.linkedin.com/company/nvidia?trk=hb_tab_compy_id_3608)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q. These channels may be updated from time to time on NVIDIA's investor relations website.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	April 28,	April 29,
	2013	2012

Revenue	$954,739	$924,877
Cost of revenue	436,171	461,513
Gross profit	518,568	463,364
Operating expenses
Research and development	327,161	283,902
Sales, general and administrative	108,626	106,636
Total operating expenses	435,787	390,538
Income from operations	82,781	72,826
Interest income	5,076	5,198
Other income (expense), net	205	(929)
Income before income tax expense	88,062	77,095
Income tax expense	10,171	16,658
Net income	$77,891	$60,437

Basic net income per share	$0.13	$0.10
Shares used in basic per share computation	616,872	615,780

Diluted net income per share	$0.13	$0.10
Shares used in diluted per share computation	619,302	623,786

Cash dividends declared and paid per common share	$0.075	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 28,	April 29,
	2013	2012

Net income	$77,891	$60,437
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax effect of ($277) and $21 in first quarter of fiscal years 2014 and 2013, respectively	391	(81)
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effect of $43 and $46 in the first quarter of fiscal years 2014 and 2013, respectively	(79)	(86)
Other comprehensive income (loss)	$312	$(167)
Total comprehensive income	$78,203	$60,270

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	April 28,	January 27,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$561,423	$732,786
Marketable securities	3,151,928	2,995,097
Accounts receivable, net	346,998	454,252
Inventories	377,597	419,686
Prepaid expenses and other	62,334	69,701
Deferred income taxes	106,336	103,736
Total current assets	4,606,616	4,775,258
Property and equipment, net	588,023	576,144
Goodwill	641,030	641,030
Intangible assets, net	336,733	312,332
Other assets	107,125	107,481
Total assets	$6,279,527	$6,412,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328,259	$356,428
Accrued liabilities and other	597,318	619,795
Total current liabilities	925,577	976,223
Other long-term liabilities	510,681	589,321
Capital lease obligations, long-term	18,333	18,998
Commitments and contingencies - see Note 11	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	725	720
Additional paid-in capital	3,273,230	3,193,623
Treasury stock, at cost	(1,737,025)	(1,622,709)
Accumulated other comprehensive income	10,293	9,981
Retained earnings	3,277,713	3,246,088
Total stockholders' equity	4,824,936	4,827,703
Total liabilities and stockholders' equity	$6,279,527	$6,412,245

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 28,	April 29,
	2013	2012
Cash flows from operating activities:
Net income	$77,891	$60,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	59,744	54,491
Stock-based compensation expense	33,397	35,569
Deferred income taxes	(3,063)	3,630
Excess tax benefits from stock-based compensation	(10,120)	(8,675)
Other	4,988	5,451
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	108,476	(75,369)
Inventories	41,510	(2,191)
Prepaid expenses and other current assets	7,367	(48,100)
Other assets	1,806	(1,882)
Accounts payable	(53,101)	33,516
Accrued liabilities and other long-term liabilities	(93,245)	(66,085)
Net cash provided by (used in) operating activities	175,650	(9,208)
Cash flows from investing activities:
Purchases of marketable securities	(541,950)	(814,222)
Proceeds from sales and maturities of marketable securities	378,281	507,875
Purchases of property and equipment and intangible assets	(65,667)	(28,923)
Acquisition of businesses, net of cash acquired	—	—
Other	(1,450)	216
Net cash used in investing activities	(230,786)	(335,054)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	22,996	37,361
Payments under capital lease obligations	(576)	(515)
Excess tax benefits from stock-based compensation	10,120	8,675
Payments for repurchases of common stock	(100,000)	—
Dividend paid	(46,267)	—
Other	(2,500)	—
Net cash provided by (used in) financing activities	(116,227)	45,521
Change in cash and cash equivalents	(171,363)	(298,741)
Cash and cash equivalents at beginning of period	732,786	667,876
Cash and cash equivalents at end of period	$561,423	$369,135
Supplemental disclosures of cash flow information:
Cash paid or received for income taxes, net	$2,286	$2,010
Cash paid for interest on capital lease obligations	$655	$744
Other non-cash activities:
Assets acquired by assuming related liabilities	$41,341	$55,256
Change in unrealized gains (losses) from marketable securities	$312	$(167)

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal year 2014 and fiscal year 2013 are both 52-week years. The first quarters of fiscal years 2014 and 2013 are both 13-week quarters.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  Adoption of New and Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance in our interim period ended April 28, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only, and we have not had significant reclassifications out of accumulated other comprehensive income.

Note 2 - Stock-Based Compensation

We measure stock-based compensation expense based on the estimated fair value of equity awards at the grant date, and recognize the expense using a straight-line attribution method over the requisite employee service period. We estimate the fair value of employee stock options on the date of grant using a binomial model and we use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs.  We estimate the fair value of shares to be issued under our employee stock purchase plan using the Black-Scholes model at the commencement of an offering period in March and September of each year.  Stock-based compensation for our employee stock purchase plan is expensed using an accelerated amortization model.
Our consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 28, 2013	April 29, 2012
	(In thousands)
Cost of revenue	$2,653	$2,526
Research and development	21,935	21,207
Sales, general and administrative	8,809	11,836
Total	$33,397	$35,569
During the three months ended April 28, 2013, we granted approximately 2.8 million stock options, with an estimated total grant-date fair value of $8.7 million and a weighted average grant-date fair value of $3.11 per option. During the three months ended April 28, 2013, we granted approximately 4.9 million RSUs with an estimated total grant-date fair value of $57.4 million and a weighted average grant-date fair value of $11.72 per RSU.
During the three months ended April 29, 2012, we granted approximately 2.9 million stock options, with an estimated total grant-date fair value of $16.2 million and a weighted average grant-date fair value of $5.52 per option.  During the three months ended April 29, 2012, we granted approximately 3.3 million RSUs with an estimated total grant-date fair value of $48.2 million and a weighted average grant-date fair value of $14.58 per RSU.
Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that were not expected to vest was $11.8 million and $11.5 million for the three months ended April 28, 2013 and April 29, 2012, respectively. As of April 28, 2013 and April 29, 2012, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $238.4 million and $212.9 million, respectively, adjusted for estimated forfeitures.  As of April 28, 2013 and April 29, 2012, we expected to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.8 years and 2.7 years, respectively. As of April 28, 2013 and April 29, 2012, we expected to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 3.0 years and 2.8 years, respectively.

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
The fair value of stock options granted under our equity incentive plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

Three Months Ended
	April 28, 2013	April 29, 2012
Stock Options	(Using a binomial model)
Expected life (in years)	3.2 - 3.3	4.2 - 4.7
Risk-free interest rate	1.8% - 2.1%	2.0% - 2.3%
Volatility	32% - 37%	43% - 46%
Dividend yield	2.3% - 2.4%	—

	Three Months Ended
	April 28, 2013	April 29, 2012
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1% - 0.3%	0.1% - 0.3%
Volatility	37%	44%
Dividend yield	2.4%	—

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity
The following summarizes the stock option and RSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 27, 2013	32,995	$14.66
Granted	2,808	$12.62
Exercised	(352)	$8.41
Cancelled	(1,703)	$19.52
Balances, April 28, 2013	33,748	$14.31

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 27, 2013	15,159	$14.46
Granted	4,898	$11.72
Vested	(3,238)	$15.45
Cancelled	(242)	$14.08
Balances, April 28, 2013	16,577	$13.46

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 28,	April 29,
	2013	2012
	(In thousands, except per share data)
Numerator:
Net income	$77,891	$60,437
Denominator:
Denominator for basic net income per share, weighted average shares	616,872	615,780
Effect of dilutive securities:
Equity awards outstanding	2,430	8,006
Denominator for diluted net income per share, weighted average shares	619,302	623,786
Net income per share:
Basic net income per share	$0.13	$0.10
Diluted net income per share	$0.13	$0.10
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	26,112	23,430

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

 We recognized income tax expense of $10.2 million and $16.7 million for the three months ended April 28, 2013 and April 29, 2012, respectively.   Income tax expense as a percentage of income before taxes, or our effective tax rate, was 11.6% and 21.6% for the three months ended April 28, 2013 and April 29, 2012, respectively.

The decrease in our effective tax rate in fiscal year 2014 as compared to the same period in the prior fiscal year was primarily related to the benefit of the U.S. federal research tax credit which was re-enacted on January 2, 2013 under the American Taxpayer Relief Act, and favorable discrete events that occurred in the first three months of fiscal year 2014 primarily attributable to the expiration of statute of limitation in certain non-U.S. jurisdictions.
Our effective tax rate on income before tax for the first three months of fiscal year 2014 of 11.6% and fiscal year 2013 of 21.6% were lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax, and for fiscal year 2014 due to the benefit of the U.S. federal research tax credit.
For the three months ended April 28, 2013, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions.  Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 27, 2013, other than the recognition of tax benefits related to the expiration of statute of limitation in certain non-U.S. jurisdictions in the three months ended April 28, 2013.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 28, 2013, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
Note 5 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

We performed an impairment review of our investment portfolio as of April 28, 2013. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of April 28, 2013. The following is a summary of cash equivalents and marketable securities at April 28, 2013 and January 27, 2013:

	April 28, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$1,007,499	$1,609	$(34)	$1,009,074
Corporate debt securities	1,235,850	3,492	(618)	1,238,724
Mortgage backed securities issued by United States government-sponsored enterprises	184,927	5,845	(235)	190,537
Money market funds	39,350	—	—	39,350
Debt securities issued by United States Treasury	723,879	1,332	(18)	725,193
Total	$3,191,505	$12,278	$(905)	$3,202,878
Classified as:
Cash equivalents				$50,950
Marketable securities				3,151,928
Total				$3,202,878

	January 27, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$867,087	$1,199	$(139)	$868,147
Corporate debt securities	1,255,297	3,175	(542)	1,257,930
Mortgage backed securities issued by United States government-sponsored enterprises	183,034	6,194	(57)	189,171
Money market funds	195,790	—	—	195,790
Debt securities issued by United States Treasury	785,228	1,102	(105)	786,225
Total	$3,286,436	$11,670	$(843)	$3,297,263
Classified as:
Cash equivalents				$302,166
Marketable securities				2,995,097
Total				$3,297,263

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at April 28, 2013 and January 27, 2013 and are shown below by contractual maturity.

	April 28, 2013		January 27, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,337,236	$1,339,144	$1,397,350	$1,399,304
Due in 1 - 5 years	1,751,183	1,757,767	1,777,785	1,783,103
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	103,086	105,967	111,301	114,856
Total	$3,191,505	$3,202,878	$3,286,436	$3,297,263

Net realized gains for the three months ended April 28, 2013 and April 29, 2012 were not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three months ended April 28, 2013.

Financial assets and liabilities measured at fair value are summarized below:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 28, 2013	(Level 1)	(Level 2)
	(In thousands)
Debt securities issued by United States government agencies (1)	$1,009,074	$—	$1,009,074
Debt securities issued by United States Treasury (2)	725,193	—	725,193
Corporate debt securities (3)	1,238,724	—	1,238,724
Mortgage-backed securities issued by government-sponsored entities (2)	190,537	—	190,537
Money market funds (4)	39,350	39,350	—
Total cash equivalents and marketable securities	$3,202,878	$39,350	$3,163,528

(1)	Includes $2.4 million in Cash Equivalents and $1,006.7 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(2)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

(3)	Includes $9.2 million in Cash Equivalents and $1,229.5 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(4)	Included in Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 11 of these Notes to the Condensed Consolidated Financial Statements for further information regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(In years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	—
Total	$99,161

Note 8 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	April 28, 2013			January 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Acquisition-related intangible assets	$172,039	$(100,306)	$71,733	$172,039	$(96,389)	$75,650
Patents and licensed technology	448,834	(183,834)	265,000	407,002	(170,320)	236,682
Total intangible assets	$620,873	$(284,140)	$336,733	$579,041	$(266,709)	$312,332

The increase in gross carrying amount of intangible assets is primarily due to new purchases of licenses to technology and patents during the first quarter of fiscal year 2014.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense associated with intangible assets for the three months ended April 28, 2013 and April 29, 2012 was $17.4 million and $16.6 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of a licensed technology and a patent portfolio. Future amortization expense related to the net carrying amount of intangible assets at April 28, 2013 is estimated to be $56.6 million for the remainder of fiscal year 2014, $75.3 million in fiscal year 2015, $68.2 million in fiscal year 2016, $51.7 million in fiscal year 2017, $48.7 million in fiscal year 2018 and a total of $36.2 million in fiscal year 2019 and fiscal years subsequent to fiscal year 2019.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 28,	January 27,
	2013	2013
Inventories:	(In thousands)
Raw materials	$136,533	$164,324
Work in-process	57,722	67,628
Finished goods	183,342	187,734
Total inventories	$377,597	$419,686

At April 28, 2013, we had outstanding inventory purchase obligations totaling approximately $538 million.

	April 28,	January 27,
	2013	2013
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$18,275	$18,013
Prepaid insurance	5,001	3,729
Prepaid taxes	12,853	9,785
Prepaid rent	3,169	2,909
Other	23,036	35,265
Total prepaid expenses and other	$62,334	$69,701

	April 28,	January 27,
	2013	2013
Accrued Liabilities:	(In thousands)
Deferred revenue	$269,569	$273,605
Accrued customer programs (1)	163,711	163,406
Warranty accrual (2)	14,833	14,874
Accrued payroll and related expenses	77,863	98,977
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short-term	6,405	3,173
Other	34,337	35,160
Total accrued liabilities and other	$597,318	$619,795

(1)  Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2)  Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
(3)  Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	April 28,	January 27,
	2013	2013
Other Long-Term Liabilities:	(In thousands)
Deferred income tax liability	$192,487	$192,950
Income taxes payable, long-term	114,531	115,267
Asset retirement obligation	10,271	10,165
Deferred revenue	170,068	236,152
Other long-term liabilities	23,324	34,787
Total other long-term liabilities	$510,681	$589,321

Note 10 - Guarantees

U.S. GAAP requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, U.S. GAAP requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three months ended April 28, 2013 and April 29, 2012 were as follows:

	Three Months Ended
	April 28,	April 29,
	2013	2012
	(In thousands)
Balance at beginning of period (1)	$14,874	$18,406
Additions	1,418	1,679
Deductions (2)	(1,459)	(3,015)
Balance at end of period	$14,833	$17,070

(1) Includes $9.6 million and $13.2 million for the three months ended April 28, 2013 and April 29, 2012, respectively, related to warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

(2) Includes $0.5 million and $1.2 million for the three months ended April 28, 2013 and April 29, 2012, respectively, in payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

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

Note 11 - Commitments and Contingencies

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
The District Court's hearing on the Trustee's appeal was held on June 10, 2009. On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor. On January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. A hearing on the appeal is currently scheduled for October 17, 2013.

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
Note 12 - Stockholders’ Equity

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

Through April 28, 2013, we have repurchased an aggregate of 107.3 million shares under our stock repurchase program for a total cost of $1.66 billion.  As of April 28, 2013, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.04 billion through December 2014.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Convertible Preferred Stock

As of April 28, 2013 and January 27, 2013, there were no shares of preferred stock outstanding.

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

Our GPU business leverages our GPU technology across multiple end markets. It now comprises of four primary product lines, including GeForce for desktop and notebook PCs and Macs; Quadro for professional workstations; Tesla for high-performance servers and workstations; and NVIDIA GRID for server graphics solutions. It also includes other related products, licenses and revenue supporting the GPU business, such as memory products. Our Tegra Processor business comprises product lines primarily based on our Tegra system-on-a-chip and modem processor technologies. This includes Tegra for smartphones and tablets for both Android and Windows RT-based devices; automotive computers, including infotainment and navigation systems; and gaming devices such as SHIELD. It also includes other related products, licenses, and revenue supporting the Tegra Processor business such as Icera baseband processors and RF transceivers, embedded products, and licenses and other revenue associated with game consoles.
In addition to the two reporting segments discussed above, the “All Other” category represents unallocated revenue and expenses which primarily includes licensing revenue from our patent cross licensing agreement with Intel Corporation. Revenue related to this agreement is recognized ratably over the term of our agreement and is not actively managed. This category also includes corporate operating expenses that we do not allocate to our other reporting segments as such expenses are not directly related to the function or operations of our reporting segments. These expenses include certain corporate infrastructure and support costs that are deemed to be enterprise in nature. Additionally, we do not allocate stock-based compensation, amortization of acquisition-related intangible assets, other acquisition-related costs, net warranty charge related to a weak die/packaging material set, and non-recurring charges and benefits. The table below presents details of our reportable segments and the “All Other” category.
Our CODM does not review any information regarding total assets on a reporting segment basis. Reporting segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Three Months Ended April 28, 2013
Revenue	$785,612	$103,127	$66,000	$954,739
Depreciation and amortization expense	$30,225	$19,236	$10,283	$59,744
Operating income (loss)	$224,646	$(124,588)	$(17,277)	$82,781
Three Months Ended April 29, 2012
Revenue	$726,365	$132,512	$66,000	$924,877
Depreciation and amortization expense	$31,061	$12,718	$10,712	$54,491
Operating income (loss)	$153,477	$(62,536)	$(18,115)	$72,826

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	April 28, 2013	April 29, 2012
	(In thousands)
Reconciling items included in "All Other" category :
Revenue not allocated to reporting segments	$66,000	$66,000
Unallocated corporate operating expenses and other expenses	(41,019)	(39,033)
Stock-based compensation	(33,397)	(35,569)
Amortization of acquisition-related intangibles	(3,915)	(4,342)
Other acquisition-related costs	(4,946)	(5,171)
Other non-recurring expenses and benefits	—	—
Total	$(17,277)	$(18,115)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	April 28,	April 29,
	2013	2012
	(In thousands)
Revenue:
China	$175,044	$178,610
Taiwan	289,881	276,318
Other Asia Pacific	167,257	178,677
United States	185,978	145,942
Other Americas	65,007	75,822
Europe	71,572	69,508
Total revenue	$954,739	$924,877

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 21% of our total revenue from the same two customers for the three months ended April 28, 2013 and April 29, 2012, respectively.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, was approximately 38% of our accounts receivable balance from two customers at April 28, 2013 and approximately 40% of our accounts receivable balance from three customers at January 27, 2013.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14 - Subsequent Events

On May 14, 2013, we entered into an accelerated share repurchase agreement, or ASR Agreement, with Goldman, Sachs & Co., or Goldman, to repurchase a total of $750 million of our common stock in fiscal year 2014.  Under the ASR Agreement, we will pay $750 million and will receive a majority of the shares underlying the ASR Agreement during the second quarter of fiscal year 2014.  Any remaining shares to be repurchased under the ASR Agreement, if any, will be based generally on the daily volume-weighted average price of our common stock during the term of the ASR Agreement, subject to certain adjustments pursuant to the terms and conditions of the ASR Agreement.
At settlement, under certain circumstances, Goldman may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to Goldman.  The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by Goldman and various acknowledgements, representations and warranties made by the parties to one another.  Purchases under the ASR Agreement are expected to be completed before the end of October 2013, although the completion date may be accelerated at Goldman's option. The actual number of shares repurchased will be determined at that time.

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

NVIDIA, the NVIDIA logo, GeForce, Grid, Icera, Kepler, Quadro, Shield, Tegra, Tesla, and Titan are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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

The Tegra processor is a system-on-a-chip, or SOC, integrating an entire computer on a single chip. Tegra processors incorporate multi-core GPUs and CPUs together with audio, video and input/output capabilities. They can also be integrated with baseband processors for phone and data communication. Unlike power-inefficient processors built for PCs, our Tegra SOC conserves power while delivering state-of-the-art graphics and multimedia processing. Tegra runs devices like smartphones, tablets and PCs; it can also be embedded into smart devices, such as televisions, monitors, set-top boxes, gaming devices and cars. We recently announced SHIELD, the first Android device designed for gaming. SHIELD features our Tegra 4 processor, contains proprietary NVIDIA-developed software and system technologies and leverages our deep partnerships with game developers all over the world.

Headquartered in Santa Clara, California, we were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Quarterly Report on Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

During the first quarter of fiscal year 2014,  we launched GRID™ VCA™ - the industry's first visual computing appliance that enables businesses to deploy cloud based, GPU accelerated applications through any Windows, Linux or Mac client on their network.

During the first quarter of fiscal year 2014, we shipped GeForce® GTX™ TITAN for gamers which is powered by the same GPU technology that powers the world's fastest supercomputer.

During the first quarter of fiscal year 2014, we extended our Kepler technology into the workstation market and shipped four new professional graphics products under our Quadro K Series.

Tegra Processor Business

During the first quarter of fiscal year 2014, we announced our first fully integrated 4G LTE mobile processor.

Stock Repurchase and Cash Dividends

In fiscal year 2007, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013.  In October 2012, the Board extended the program through December 2014. Through April 28, 2013, we have repurchased an aggregate of 107.3 million shares under our stock repurchase program for a total cost of $1.66 billion.  As of April 28, 2013, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.04 billion.

In fiscal year 2014, we plan to return in excess of $1 billion to our shareholders, in the form of share repurchases and quarterly dividend payments. During the first quarter of fiscal year 2014, we made returns to shareholder by repurchasing $100.0 million worth of shares and paying $46.3 million of dividends, at 7.5 cents per share. Additionally, we entered into an accelerated share repurchase agreement on May 14, 2013 to repurchase a total of $750 million of our common stock during fiscal year 2014. Please refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding this repurchase agreement.

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

Our GPU business leverages our GPU technology across multiple end markets. It now comprises of four primary product lines, including GeForce for desktop and notebook PCs and Macs; Quadro for professional workstations; Tesla for high-performance servers and workstations; and NVIDIA GRID for server graphics solutions. It also includes other related products, licenses and revenue supporting the GPU business, such as memory products. Our Tegra Processor business comprises product lines primarily based on our Tegra SOC and modem processor technologies. This includes Tegra for smartphones and tablets for both Android and Windows RT-based devices; automotive computers, including infotainment and navigation systems; and gaming devices such as SHIELD. It also includes other related products, licenses, and revenue supporting the Tegra Processor business such as Icera baseband processors and RF transceivers, embedded products, and licenses and other revenue associated with game consoles.
In addition to the two reporting segments discussed above, the “All Other” category represents unallocated revenue and expenses which primarily includes licensing revenue from our patent cross licensing agreement with Intel Corporation. Revenue related to this agreement is recognized ratably over the term of our agreement and is not actively managed. This category also includes corporate operating expenses that we do not allocate to our other reporting segments as such expenses are not directly related to the function or operations of our reporting segments. These expenses include certain corporate infrastructure and support costs that are deemed to be enterprise in nature. Additionally, we do not allocate stock-based compensation, amortization of acquisition-related intangible assets, other acquisition-related costs, net warranty charge related to a weak die/packaging material set, and non-recurring charges and benefits. The table below presents details of our reportable segments and the “All Other” category.
Our CODM does not review any information regarding total assets on a reporting segment basis. Reporting segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. Please refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended
	April 28, 2013	April 29, 2012
Revenue	100.0%	100.0%
Cost of revenue	45.7	49.9
Gross profit	54.3	50.1
Operating expenses
Research and development	34.3	30.7
Sales, general and administrative	11.4	11.5
Total operating expenses	45.7	42.2
Operating income	8.7	7.9
Interest and other income, net	0.6	0.5
Income before income tax	9.3	8.4
Income tax expense	1.1	1.8
Net income	8.2%	6.6%

Three months ended April 28, 2013 and April 29, 2012

Revenue

Revenue was $954.7 million for our first quarter of fiscal year 2014, compared to $924.9 million for our first quarter of fiscal year 2013, which represents an increase of approximately 3.2%.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased by approximately 8.2% to $785.6 million in the first quarter of fiscal year 2014, compared to $726.4 million for the first quarter of fiscal year 2013.  GPU revenues increased due to a richer product mix driven by sales of our GeForce high-end desktop Kepler products, offset by a decrease in mainstream desktop sales. GeForce notebook revenues increased as a result of strong design wins based on Intel's Ivy Bridge platform. Tesla compute revenue grew as we ramped sales of our Kepler-based products and continued to gain traction in new market opportunities.

Tegra Processor Business. Tegra Processor business revenue decreased by approximately 22.2% to $103.1 million in the first quarter of fiscal year 2014, compared to $132.5 million for the first quarter of fiscal year 2013. This decrease was primarily due to lower sales of our Tegra 2 and Tegra 3 processors as customers began to wind down production of smartphones and tablets based on these processors. The decrease also reflects lower revenue from the sale of embedded products and lower license and royalty revenue associated with game consoles.

All Other. We recognized $66.0 million in revenue from the patent cross licensing arrangement we entered into with Intel during the first three months of fiscal years 2014 and 2013.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 74% and 76% of total revenue for the first quarter of fiscal years 2014 and 2013, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 21% of our total revenue from the same two customers for the three months ended April 28, 2013 and April 29, 2012, respectively.

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

Our overall gross margin was 54.3% and 50.1% for the first quarters of fiscal years 2014 and 2013, respectively.

We expect our gross margin for the second quarter of fiscal year 2014 to be relatively consistent with the first quarter of fiscal year 2014.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013.  GPU margins increased primarily due to an increase in unit volume of our high-end Kepler-based GeForce desktop products which contributed to a richer overall mix of product sales. Additionally, the volume increase of Kepler-based Quadro workstation and Tesla compute products also contributed to a richer mix to GPU sales.

 Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the first quarter of fiscal year 2014 when compared with the first quarter of fiscal year 2013, primarily due to decreases in license and royalty revenue associated with game consoles when compared to the same periods in the prior year.

Operating Expenses

	Three Months Ended
	April 28, 2013	April 29, 2012	$ Change	% Change
	(In millions)
Research and development expenses	$327.2	$283.9	$43.3	15.3%
Sales, general and administrative expenses	108.6	106.6	2.0	1.9%
Total operating expenses	$435.8	$390.5	$45.3	11.6%
Research and development as a percentage of net revenue	34.3%	30.7%
Sales, general and administrative as a percentage of net revenue	11.4%	11.5%

Research and Development

Research and development expenses were $327.2 million and $283.9 million during the first quarter of fiscal years 2014 and 2013, respectively, an increase of $43.3 million, or 15.3%.  This increase was primarily due to an increase in compensation and benefits of $25.5 million, or 17%, as we continue to hire engineering talent to invest in our business. The increase in compensation, benefits, and other employee-related costs also reflects annual salary increases and a 401(k) match program that we initiated in January 2013. In addition, development expenses increased by $5.2 million, or 32%, primarily related to activities to bring up our next generation Tegra, SHIELD and GRID products. Also contributing to the increase were facility and equipment infrastructure spend to support planned hiring for our strategic growth businesses, including an $8.0 million increase in facilities expense and a $2.9 million increase in depreciation and amortization expense.

Sales, General and Administrative

Sales, general and administrative expenses were $108.6 million and $106.6 million during the first quarter of fiscal years 2014 and 2013, respectively, an increase of $2.0 million, or 1.9%. This was primarily attributable to increase in compensation and benefits expense as we continue to invest in our business.

We expect operating expenses to increase in the second quarter of fiscal year 2014.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $5.1 million and $5.2 million for the first quarter of fiscal years 2014 and 2013, respectively, a decrease of $0.1 million.

Other Income (Expense), net

Other income (expense) primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation. Other income (expense) was $0.2 million in the first quarter of fiscal year 2014 compared to expense of $(0.9) million in the first quarter of fiscal year 2013, an increase in income of $1.1 million. This change was primarily driven by an increase in foreign currency translation gains in the first quarter of fiscal year 2014, when compared to first quarter of fiscal year 2013.

Income Taxes

We recognized income tax expense of $10.2 million and $16.7 million for the three months ended April 28, 2013 and April 29, 2012, respectively.   Income tax expense as a percentage of income before taxes, or our effective tax rate, was 11.6% and 21.6% for the three months ended April 28, 2013 and April 29, 2012, respectively.

The decrease in our effective tax rate in fiscal year 2014 as compared to the same period in the prior fiscal year was primarily related to the benefit of the U.S. federal research tax credit which was re-enacted on January 2, 2013 under the American Taxpayer Relief Act, and favorable discrete events that occurred in the first three months of fiscal year 2014 primarily attributable to the expiration of statute of limitation in certain non-U.S. jurisdictions.
Our effective tax rate on income before tax for the first three months of fiscal year 2014 of 11.6% and fiscal year 2013 of 21.6% were lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax, and for fiscal year 2014 due to the benefit of the U.S. federal research tax credit.
We expect our effective tax rate to be approximately 16% in the second quarter of fiscal year 2014, excluding any discrete tax events that may occur, which, if realized, may increase or decrease our effective tax rate in such quarter.
Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding the components of our income tax expense.

Liquidity and Capital Resources

	As of April 28, 2013	As of January 27, 2013
	(In millions)
Cash and cash equivalents	$561.4	$732.8
Marketable securities	3,151.9	2,995.1
Cash, cash equivalents, and marketable securities	$3,713.3	$3,727.9

	Three Months Ended
	April 28,	April 29,
	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$175.7	$(9.2)
Net cash used in investing activities	$(230.8)	$(335.1)
Net cash provided by (used in) financing activities	$(116.2)	$45.5

As of April 28, 2013, we had $3.71 billion in cash, cash equivalents and marketable securities, a decrease of $14.5 million from $3.73 billion as of January 27, 2013. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions that are required to follow our investment policy, which requires the purchase of top-tier investment grade securities and the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $175.7 million and used cash of $9.2 million during the first quarters of fiscal years 2014 and 2013, respectively.  The increase in cash provided by operating activities in the first quarter of fiscal year 2014 was primarily due to an increase in our net income and a decrease in our accounts receivable driven by more linear shipments throughout the quarter as well as strong collections. This was offset by changes in operating liabilities in the first quarter of fiscal year 2014 when compared to the first quarter of fiscal year 2013 primarily due to the timing of payments to vendors.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, purchases of test equipment and computer hardware, as well as intangible assets. Investing activities used cash of $230.8 million and $335.1 million during the first quarters of fiscal years 2014 and 2013, respectively. The decrease in cash used for investing activities was primarily due to a reduction in net purchases, sales and maturities of our available for sale investments, offset by cash used to acquire licenses to technology and patents during the first quarter of fiscal year 2014.

Financing activities

Financing activities used cash of $116.2 million and provided cash of $45.5 million during the first quarters of fiscal years 2014 and 2013, respectively.  The shift to net cash used by financing activities from cash provided by financing activities was primarily due to our repurchase in the first quarter of fiscal year 2014 of $100.0 million of common stock and cash dividend payments of $46.3 million as we increase the utilization of our cash for stockholder return initiatives. These uses of cash were offset by cash proceeds from common stock issued under our employee stock plans and a non-cash tax benefit related to employee stock-based compensation.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of April 28, 2013, we did not have any investments in auction-rate preferred securities.

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

As of April 28, 2013 and January 27, 2013, we had $3.71 billion and $3.73 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of April 28, 2013, we were in compliance with our investment policy.  As of April 28, 2013, our investments in government agencies and government sponsored enterprises represented approximately 21% of our total investment portfolio, while the financial sector accounted for approximately 60% of our total investment portfolio. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of April 28, 2013. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the first quarter of fiscal year 2014.

Net realized gains for the first quarter of fiscal years 2014 and 2013 were both $0.1 million. As of April 28, 2013, we had a net unrealized gain of $11.4 million, which was comprised of gross unrealized gains of $12.3 million, offset by gross unrealized losses of $0.9 million. As of January 27, 2013, we had a net unrealized gain of $10.9 million, which was comprised of gross unrealized gains of $11.7 million, offset by $0.8 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. Two customers accounted for approximately 38% of our accounts receivable balance at April 28, 2013. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

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

Through April 28, 2013, we have repurchased an aggregate of 107.3 million shares under our stock repurchase program for a total cost of $1.66 billion.  As of April 28, 2013, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.04 billion through December 2014.

On May 14, 2013, we entered into an accelerated share repurchase agreement to repurchase a total of $750 million of our common stock in fiscal year 2014.  Please refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding this repurchase agreement.
Cash Dividend Program

On November 8, 2012, we announced the initiation of a quarterly cash dividend program. The initial quarterly dividend of 7.5 cents per share is equivalent to 30 cents per share on an annual basis.

A subsequent cash dividend of 7.5 cents per share was declared on February 13, 2013 and paid on March 21, 2013 to all common stockholders of record on February 28, 2013. In the first quarter of fiscal year 2014, we paid $46.3 million in dividends to our common stockholders. We declared on May 9, 2013 that we will pay our next quarterly cash dividend of 7.5 cents per share on June 14, 2013 to all stockholders of record on May 23, 2013.

Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends.

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

We expect to spend approximately $195.0 million to $225.0 million for capital expenditures during the remainder of fiscal year 2014, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In fiscal year 2014, we expect to break ground on a new building for our headquarters campus in Santa Clara to provide for our near-term growth needs. This 500,000 square foot building will provide 2,500 seats and be built on land we purchased five years ago. We estimate capital funding of $20.0 million for the campus development project in fiscal year 2014. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Contractual Obligations

As of April 28, 2013, we had outstanding inventory purchase obligations totaling approximately $538 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 28, 2013, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of April 28, 2013 and January 27, 2013, we had $3.71 billion and $3.73 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of April 28, 2013, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of April 28, 2013, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $21.2 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of April 28, 2013, our investments in government agencies and government sponsored enterprises represented approximately 21% of our total investment portfolio, while the financial sector accounted for approximately 60% of our total investment portfolio.    All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2% - 5%, fair market values for these investments would decline by approximately $51.9 - $129.7 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency re-measurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain (loss) included in determining net income for the first quarter of fiscal years 2014 and 2013 was $1.8 million and $0.3 million, respectively. Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at April 28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 28, 2013, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 11 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

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

If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.    If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. We expect substantial competition from both Intel Corporation's and Advanced Micro Devices', or AMD's, strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by AMD's APU product and Intel's CPUs with integrated graphics. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted. Despite the use of these integrated CPUs, personal computer, or PC, builders and consumers have continued to embrace discrete GPUs to provide higher performance, or the GPU attach rate. If integrated CPUs offer a more compelling value proposition in the future, our GPU attach rate could decrease, which could adversely affect our business and cause our financial results to decline.

Our business results could be adversely affected if the identification and development of new products is delayed or unsuccessful.
In order to maintain or improve our financial results, we will need to continue to identify and develop new products and enhancements to our existing products in a timely and cost-effective manner. The process of developing new products and services and enhancing existing products and services is highly complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technology trends could adversely affect our business. We must make long-term investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our new products and technologies.  It is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues.   Even if we introduce new and enhanced products to the market, we may not be able to achieve consumer and/or market acceptance of them in a timely manner.
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
If we are unable to achieve consumer and market acceptance and design wins for our products and technologies, our results of operations and competitive position will be harmed.
The success of our business depends to a significant extent on our ability to achieve consumer and market acceptance of our new products and enhancements to our existing products and identify and enter new markets, such as cloud-based computing appliances, servers, smartphones, tablets, video game consoles, and other similar consumer electronic devices. The markets for our products and technologies are characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, or AIBs, as well as by severe price competition and by frequent new technology and product introductions. Broad consumer and market acceptance is difficult to achieve and such consumer and market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions.  Our success in achieving consumer and market acceptance will depend in part on our ability to cultivate new industry relationships and improve the functionality of our products as the number of internet-connected devices increases. If we do not successfully achieve or maintain consumer and market acceptance for our products and enhancements or identify and enter new markets, our ability to compete and maintain or increase revenues will suffer.

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
We receive a significant amount of our revenue from a limited number of customers.  Two customers accounted for 21% of our total revenue for the first quarter of fiscal year 2014 and fiscal year 2013, respectively.  Approximately 38% of our accounts receivable balance was from two customers as of April 28, 2013, and approximately 40% of our accounts receivable balance was from three customers as of January 27, 2013. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and obtain credit insurance over the purchasing credit extended to certain customers. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and as a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.

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
Our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 45.6% and 42.2% of our total revenue for the first quarter of fiscal years 2014 and 2013, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, it is also difficult to accurately forecast revenue and we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.

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
We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and other Americas.  We generated 74% and 76% of our revenue for the first quarter of fiscal years 2014 and 2013, respectively, from sales to customers outside the United States and other Americas.  As of April 28, 2013, we had offices in 16 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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
Our cash equivalent and marketable securities portfolio as of April 28, 2013 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of April 28, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
We are subject to litigation which, if determined adversely to us, could harm our business.
  We are engaged in litigation with parties related to our acquisition of 3dfx in 2001. In addition, in September, October and November 2008, several putative securities class action lawsuits were filed against for alleged defects in our previous generation MCP and GPU products. As of April 28, 2013, we recorded a total cumulative net warranty charge of $475.9 million, of which $466.4 million has been charged against cost of revenue, to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configuration. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products are failing in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. Although we believe this issue has been nearly fully remediated, we remain committed to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products. Please refer to Note 11 of the Notes to the Consolidated Financial Statements for further details on these lawsuits.

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

Currently, a majority of our revenue is generated from customers located outside the United States, and a significant portion of our assets, including employees, are located outside the United States.  United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Throughout the period of President Obama's administration and as recently as on April 10, 2013 with the release of the administration's fiscal year 2014 budget, the White House has proposed various international tax measures, some of which, if enacted into law, would substantially reduce our ability to defer United States taxes on such indefinitely reinvested non-United States earnings, eliminate certain tax deductions until foreign earnings are repatriated to the United States and/or otherwise cause the total tax cost of U.S. multinational corporations to increase. If these or similar proposals are constituted into legislation in the current or future year(s), they could have a negative impact on our financial position and results of operations.
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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $33.4 million and $35.6 million for the first quarter of fiscal years 2014 and 2013, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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

There is also a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. Recent U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Furthermore, we may incur additional costs associated with complying with these disclosure requirements, including costs related to determining the source of any “conflict” minerals in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products. Some customers may require that all of our products are certified to be conflict-free; if we cannot satisfy these customers, they may choose a competitor's products.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In fiscal year 2007, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013.  In October 2012, the Board extended the program through December 2014. Through April 28, 2013, we had repurchased an aggregate of 107.3 million shares under our stock repurchase program for a total cost of $1.66 billion.  As of April 28, 2013, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.04 billion through December 2014. On May 14, 2013, we entered into an accelerated share repurchase agreement to repurchase a total of $750 million of our common stock in fiscal year 2014.  As a result, as of May 22, 2013, we are authorized to repurchase up to $290 million of additional shares of our common stock through December 2014, subject to certain specifications.  Please refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding this repurchase agreement.

Any further repurchases may be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any additional common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.

The following table presents details of our share repurchase transactions during the three months ended April 28, 2013 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 28, 2013 - February 24, 2013	—	—	—	$1,135.7
February 25, 2013 - March 24, 2013	4.2	$23.89	4.2	$1,035.7
March 25, 2013 - April 28, 2013	3.8	—	3.8	$1,035.7
Total	8.0		8.0

(1) During March 2013, we entered into an accelerated share repurchase agreement, or an ASR, with an investment bank, under which we prepaid $100.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price, minus a discount, of our common stock over a specified period of time.  By March 5, 2013, the investment bank delivered 4.2 million minimum shares. The contract was settled on April 25, 2013, and we received an additional 3.8 million shares at that time. The total number of shares repurchased under this ASR was 8.0 million shares at a weighted-average price of $12.46 per share.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Fiscal Year 2014 Variable Compensation Plan of NVIDIA Corporation	8-K	000-23985	10.1	April 2, 2013
10.2+	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	000-23985	Appendix A	April 2, 2013
10.3*^	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith.
+ Management contract or compensatory plan or arrangement.
^ Confidential treatment has been requested for portions of this exhibit. These portions will be omitted from the exhibit and have been filed separately with the U.S. Securities and Exchange Commission.
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

Date: May 22, 2013

NVIDIA Corporation
By:	/s/ Karen Burns

Karen Burns
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Fiscal Year 2014 Variable Compensation Plan of NVIDIA Corporation	8-K	000-23985	10.1	April 2, 2013
10.2+	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	000-23985	Appendix A	April 2, 2013
10.3*^	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith.
+ Management contract or compensatory plan or arrangement.
^ Confidential treatment has been requested for portions of this exhibit. These portions will be omitted from the exhibit and have been filed separately with the U.S. Securities and Exchange Commission.
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