Form 10-Q
period 2013-07-28
NVIDIA CORP
filed 2013-08-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2013
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of August 16, 2013, was 578,598,038.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 28, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2013	2012	2013	2012

Revenue	$977,238	$1,044,270	$1,931,977	$1,969,147
Cost of revenue	431,700	503,551	867,871	965,064
Gross profit	545,538	540,719	1,064,106	1,004,083
Operating expenses
Research and development	331,738	281,193	658,899	565,095
Sales, general and administrative	108,266	119,903	216,892	226,539
Total operating expenses	440,004	401,096	875,791	791,634
Income from operations	105,534	139,623	188,315	212,449
Interest income	3,865	5,316	8,941	10,514
Other income (expense), net	2,421	269	2,626	(660)
Income before income tax expense	111,820	145,208	199,882	222,303
Income tax expense	15,372	26,162	25,543	42,820
Net income	$96,448	$119,046	$174,339	$179,483

Basic net income per share	$0.16	$0.19	$0.29	$0.29
Shares used in basic per share computation	585,345	618,996	601,109	617,388

Diluted net income per share	$0.16	$0.19	$0.29	$0.29
Shares used in diluted per share computation	592,006	623,143	606,051	623,397

Cash dividends declared and paid per common share	$0.075	$—	$0.150	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2013	2012	2013	2012

Net income	$96,448	$119,046	$174,339	$179,483
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $355 and $78 for the three and six months ended July 28, 2013, respectively, and $(264) and $(243) for the corresponding periods of fiscal 2013, respectively	(3,377)	847	(2,986)	766
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effects of $549 and $591 for the three and six months ended July 28, 2013, respectively, and $73 and $119 for the corresponding periods of fiscal 2013, respectively	(1,019)	(135)	(1,098)	(221)
Other comprehensive income (loss)	$(4,396)	$712	$(4,084)	$545
Total comprehensive income	$92,052	$119,758	$170,255	$180,028

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	July 28,	January 27,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$591,321	$732,786
Marketable securities	2,344,572	2,995,097
Accounts receivable, net	418,123	454,252
Inventories	378,280	412,467
Prepaid expenses and other	81,876	76,920
Deferred income taxes	108,436	103,736
Total current assets	3,922,608	4,775,258
Property and equipment, net	578,948	576,144
Goodwill	641,030	641,030
Intangible assets, net	322,520	312,332
Other assets	104,486	107,481
Total assets	$5,569,592	$6,412,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310,271	$356,428
Accrued liabilities and other	625,520	619,795
Total current liabilities	935,791	976,223
Other long-term liabilities	443,943	589,321
Capital lease obligations, long-term	17,685	18,998
Commitments and contingencies - see Note 11	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	726	720
Additional paid-in capital	3,104,501	3,193,623
Treasury stock, at cost	(2,269,766)	(1,622,709)
Accumulated other comprehensive income	5,897	9,981
Retained earnings	3,330,815	3,246,088
Total stockholders' equity	4,172,173	4,827,703
Total liabilities and stockholders' equity	$5,569,592	$6,412,245

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	July 28,	July 29,
	2013	2012
Cash flows from operating activities:
Net income	$174,339	$179,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,584	110,686
Stock-based compensation expense	65,792	67,824
Deferred income taxes	(611)	13,791
Excess tax benefits from stock-based compensation	(17,360)	(18,154)
Other	8,867	32,496
Changes in operating assets and liabilities:
Accounts receivable	37,271	(109,218)
Inventories	34,722	(46,834)
Prepaid expenses and other current assets	(4,956)	(3,912)
Other assets	4,445	494
Accounts payable	(36,452)	65,646
Accrued liabilities and other long-term liabilities	(115,522)	(100,624)
Net cash provided by operating activities	272,119	191,678
Cash flows from investing activities:
Purchases of marketable securities	(936,214)	(1,247,664)
Proceeds from sale of marketable securities	1,248,511	476,379
Proceeds from maturities of marketable securities	320,838	442,477
Purchases of property and equipment and intangible assets	(150,653)	(90,867)
Other	(1,450)	(82)
Net cash provided by (used in) investing activities	481,032	(419,757)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	31,303	42,678
Payments under capital lease obligations	(1,169)	(1,011)
Excess tax benefits from stock-based compensation	17,360	18,154
Payments for repurchases of common stock	(850,000)	—
Dividends paid	(89,610)	—
Other	(2,500)	—
Net cash provided by (used in) financing activities	(894,616)	59,821
Change in cash and cash equivalents	(141,465)	(168,258)
Cash and cash equivalents at beginning of period	732,786	667,876
Cash and cash equivalents at end of period	$591,321	$499,618
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes, net	$5,083	$(43,149)
Cash paid for interest on capital lease obligations	$1,294	$1,474
Other non-cash activities:
Assets acquired by assuming related liabilities	$3,725	$54,230
Change in unrealized gains (losses) from marketable securities	$(4,084)	$545

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal year 2014 and fiscal year 2013 are both 52-week years. The second quarters of fiscal years 2014 and 2013 are both 13-week quarters.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of equity awards outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive.

Adoption of New and Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The new guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Retrospective and early adoption is permitted. We expect to adopt this guidance in our interim and annual periods beginning January 27, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued updated guidance requiring entities to report the effect of significant reclassifications to accumulated other comprehensive income on the respective line items in net income. These reclassifications are reported, only if U.S. GAAP requires the entire amount to be reclassified to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance in our interim period ended April 28, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only, and we have not had significant reclassifications out of accumulated other comprehensive income.

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
Our condensed consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
	(In thousands)		(In thousands)
Cost of revenue	$2,168	$2,649	$4,821	$5,175
Research and development	18,555	18,885	40,490	40,092
Sales, general and administrative	11,672	10,721	20,481	22,557
Total	$32,395	$32,255	$65,792	$67,824

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and six months ended July 28, 2013, we granted approximately 0.5 million and 3.3 million stock options, with an estimated total grant-date fair value of $1.4 million and $10.1 million and a weighted average grant-date fair value of $2.96 and $3.09 per option, respectively. During the three and six months ended July 28, 2013, we granted approximately 0.7 million and 5.6 million RSUs with an estimated total grant-date fair value of $8.9 million and $66.3 million and a weighted average grant-date fair value of $13.49 and $11.93 per RSU, respectively.
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
Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that were not expected to vest was $1.8 million and $13.7 million for the three and six months ended July 28, 2013, respectively, and $2.1 million and $13.6 million for the three and six months ended July 29, 2012, respectively. As of July 28, 2013 and July 29, 2012, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $222.8 million and $197.4 million, respectively, adjusted for estimated forfeitures.  As of July 28, 2013 and July 29, 2012, we expected to recognize the unearned stock-based compensation expense related to stock options for both periods over an estimated weighted average amortization period of 2.6 years. As of July 28, 2013 and July 29, 2012, we expected to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.8 years and 2.6 years years, respectively.
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
The fair value of stock options granted under our equity incentive plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Stock Options	(Using a binomial model)
Expected life (in years)	2.4 - 3.4	3.1 - 4.8	2.4 - 3.4	3.1 - 4.8
Risk-free interest rate	1.8% - 2.7%	1.5% - 1.9%	1.8% - 2.7%	1.5% - 2.3%
Volatility	30% - 33%	43% - 48%	30% - 37%	43% - 48%
Dividend yield	2.1% - 2.2%	—	2.1% - 2.4%	—

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	—	—	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	—	—	0.1% - 0.3%	0.1% - 0.3%
Volatility	—	—	37%	44%
Dividend yield	—	—	2.4%	—
Equity Award Activity
The following summarizes the stock option and RSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 27, 2013	32,995	$14.66
Granted	3,280	$12.90
Exercised	(1,176)	$9.57
Cancelled	(2,408)	$19.89
Balances, July 28, 2013	32,691	$14.28

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 27, 2013	15,159	$14.46
Granted	5,558	$11.93
Vested	(3,259)	$15.43
Cancelled	(628)	$13.89
Balances, July 28, 2013	16,830	$13.46

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income	$96,448	$119,046	$174,339	$179,483
Denominator:
Denominator for basic net income per share, weighted average shares	585,345	618,996	601,109	617,388
Effect of dilutive securities:
Equity awards outstanding	6,661	4,147	4,942	6,009
Denominator for diluted net income per share, weighted average shares	592,006	623,143	606,051	623,397
Net income per share:
Basic net income per share	$0.16	$0.19	$0.29	$0.29
Diluted net income per share	$0.16	$0.19	$0.29	$0.29
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	17,749	27,121	27,039	24,882

Note 4 – Income Taxes

We recognized income tax expense of $15.4 million and $25.5 million for the three and six months ended July 28, 2013, respectively, and $26.2 million and $42.8 million for the three and six months ended July 29, 2012, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 13.8% and 12.8% for the three and six months ended July 28, 2013, respectively, and 18.0% and 19.3% for the three and six months ended July 29, 2012, respectively.

The decrease in our effective tax rate in the fiscal year 2014 periods as compared to the same periods in the prior fiscal year was primarily related to the benefit of the U.S. federal research tax credit which was re-enacted on January 2, 2013 under the American Taxpayer Relief Act, and favorable discrete events that occurred in the first six months of fiscal year 2014 primarily attributable to the expiration of statute of limitation in certain non-U.S. jurisdictions.

Our effective tax rate on income before tax for the first six months of fiscal year 2014 of 12.8% and fiscal year 2013 of 19.3% were lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax, and for fiscal year 2014 due to the benefit of the U.S. federal research tax credit.

For the six months ended July 28, 2013, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 27, 2013, other than the recognition of tax benefits related to the expiration of statute of limitation in certain non-U.S. jurisdictions in the six months ended July 28, 2013.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 28, 2013, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of July 28, 2013. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of July 28, 2013.

The following is a summary of cash equivalents and marketable securities at July 28, 2013 and January 27, 2013:

	July 28, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$691,223	$634	$(393)	$691,464
Corporate debt securities	965,222	1,637	(914)	965,945
Mortgage backed securities issued by United States government-sponsored enterprises	191,265	5,114	(362)	196,017
Money market funds	164,885	—	—	164,885
Debt securities issued by United States Treasury	496,789	487	(130)	497,146
Total	$2,509,384	$7,872	$(1,799)	$2,515,457
Classified as:
Cash equivalents				$170,885
Marketable securities				2,344,572
Total				$2,515,457

	January 27, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$867,087	$1,199	$(139)	$868,147
Corporate debt securities	1,255,297	3,175	(542)	1,257,930
Mortgage backed securities issued by United States government-sponsored enterprises	183,034	6,194	(57)	189,171
Money market funds	195,790	—	—	195,790
Debt securities issued by United States Treasury	785,228	1,102	(105)	786,225
Total	$3,286,436	$11,670	$(843)	$3,297,263
Classified as:
Cash equivalents				$302,166
Marketable securities				2,995,097
Total				$3,297,263

The estimated fair value of cash equivalents and marketable securities was $2.52 billion and $3.30 billion at July 28, 2013 and January 27, 2013, respectively, a decrease of $781.8 million. This decrease was primarily due to the liquidation of a portion of our investment portfolio to finance the accelerated share repurchase transaction of $750.0 million we entered into on May 14, 2013.

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at July 28, 2013 and January 27, 2013 and are shown below by contractual maturity.

	July 28, 2013		January 27, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$991,260	$992,324	$1,397,350	$1,399,304
Due in 1 - 5 years	1,430,967	1,434,002	1,777,785	1,783,103
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	87,157	89,131	111,301	114,856
Total	$2,509,384	$2,515,457	$3,286,436	$3,297,263

Net realized gains for the three and six months ended July 28, 2013 were $1.6 million and $1.7 million, respectively. Net realized gains for the three and six months ended July 29, 2012 were $0.2 million and $0.3 million, respectively.

Note 6 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three and six months ended July 28, 2013.

Financial assets and liabilities measured at fair value are summarized below:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 28, 2013	(Level 1)	(Level 2)
	(In thousands)
Debt securities issued by United States government agencies (1)	$691,464	$—	$691,464
Debt securities issued by United States Treasury (2)	497,146	—	497,146
Corporate debt securities (3)	965,945	—	965,945
Mortgage-backed securities issued by government-sponsored entities (2)	196,017	—	196,017
Money market funds (4)	164,885	164,885	—
Total cash equivalents and marketable securities	$2,515,457	$164,885	$2,350,572

(1)	Includes $2.0 million in Cash Equivalents and $689.5 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(2)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

(3)	Includes $4.0 million in Cash Equivalents and $961.9 million in Marketable Securities on the Condensed Consolidated Balance Sheet.

(4)	Included in Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(In years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	—
Total	$99,161

Note 8 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	July 28, 2013			January 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Acquisition-related intangible assets	$173,039	$(104,288)	$68,751	$172,039	$(96,389)	$75,650
Patents and licensed technology	452,161	(198,392)	253,769	407,002	(170,320)	236,682
Total intangible assets	$625,200	$(302,680)	$322,520	$579,041	$(266,709)	$312,332

The increase in gross carrying amount of intangible assets is primarily due to new purchases of licenses to technology and patents during the six months ended July 28, 2013.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense associated with intangible assets for the three and six months ended July 28, 2013 was $18.6 million and $36.0 million, respectively. Amortization expense associated with intangible assets for the three and six months ended July 29, 2012 was $17.2 million and $33.8 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of licensed technology and patent portfolio. Future amortization expense related to the net carrying amount of intangible assets at July 28, 2013 is estimated to be $33.3 million for the remainder of fiscal year 2014, $76.4 million in fiscal year 2015, $76.5 million in fiscal year 2016, $54.1 million in fiscal year 2017, $46.0 million in fiscal year 2018 and a total of $36.2 million in fiscal year 2019 and fiscal years subsequent to fiscal year 2019.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 28,	January 27,
	2013	2013
Inventories:	(In thousands)
Raw materials	$119,491	$157,990
Work in-process	64,937	67,352
Finished goods	193,852	187,125
Total inventories	$378,280	$412,467

At July 28, 2013, we had outstanding inventory purchase obligations totaling approximately $457.6 million.

	July 28,	January 27,
	2013	2013
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$17,619	$18,013
Prepaid insurance	3,369	3,729
Prepaid taxes	13,644	9,785
Prepaid rent	3,019	2,909
Assets held for sale (1)	7,547	—
Testing materials	8,601	7,219
Other	28,077	35,265
Total prepaid expenses and other	$81,876	$76,920

(1)  As of July 28, 2013, the company classified $7.5 million of net properties, plant and equipment held for sale within “Prepaid Expenses and Other” on the Condensed Consolidated Balance Sheet. This asset is associated with an office building at an international location that is expected to be sold before the end of fiscal year 2014.

	July 28,	January 27,
	2013	2013
Accrued Liabilities and Other:	(In thousands)
Deferred revenue	$267,252	$273,605
Accrued customer programs (1)	158,576	163,406
Warranty accrual (2)	17,474	14,874
Accrued payroll and related expenses	104,727	98,977
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short-term	6,576	3,173
Other	40,315	35,160
Total accrued liabilities and other	$625,520	$619,795

(1)  Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)  Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.
(3)  Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	July 28,	January 27,
	2013	2013
Other Long-Term Liabilities:	(In thousands)
Deferred income tax liability	$197,039	$192,950
Income taxes payable, long-term	114,830	115,267
Asset retirement obligation	10,377	10,165
Deferred revenue	104,011	236,152
Other long-term liabilities	17,686	34,787
Total other long-term liabilities	$443,943	$589,321

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

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and six months ended July 28, 2013 and July 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period (1)	$14,833	$17,070	$14,874	$18,406
Additions	3,482	1,678	4,900	3,357
Deductions (2)	(841)	(2,211)	(2,300)	(5,226)
Balance at end of period	$17,474	$16,537	$17,474	$16,537

(1) Includes $9.1 million and $9.6 million for the three and six months ended July 28, 2013, respectively, and $11.6 million and $13.2 million for the three and six months ended July 29, 2012, respectively, related to warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

(2) Payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set were $0.5 million for the six months ended July 28, 2013, and $0.7 million and $1.9 million for the three and six months ended July 29, 2012, respectively. No payments were made for the three months ended July 28, 2013.

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
The District Court's hearing on the Trustee's appeal was held on June 10, 2009. On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor. On January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. The appeal remains pending.
While the conditional settlement reached in November 2005 never progressed through the confirmation process, the Trustee's case still remains pending on appeal.  Accordingly, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
On July 16, 2010, the parties filed a stipulation with the District Court advising that, following mediation they had reached a settlement in principle in The NVIDIA GPU Litigation.  The settlement in principle was subject to certain approvals, including final approval by the court.  As a result of the settlement in principle, and the other estimated settlement, and offsetting insurance reimbursements, NVIDIA recorded a net charge of $12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011.  In addition, a portion of the $181.2 million of additional charges we recorded against cost of revenue related to the weak die/packaging set during the second quarter of fiscal year 2011, relates to estimated additional repair and replacement costs related to the implementation of these settlements. On August 12, 2010, the parties executed a Stipulation and Agreement of Settlement and Release. On September 15, 2010, the Court issued an order granting preliminary approval of the settlement and providing for notice to the potential class members. The Final Approval Hearing was held on December 20, 2010, and on that same day the Court approved the settlement and entered Final Judgment over several objections. In January 2011, several objectors filed Notices of Appeal of the Final Judgment to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit heard oral argument on August 13, 2013, and the appeal is currently under submission.
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
On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg. On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend. On December 2, 2010, co-Lead Plaintiffs filed a Second Consolidated Amended Complaint.  We moved to dismiss the Second Consolidated Amended Complaint on February 14, 2011. Following oral argument, on October 12, 2011, Judge Seeborg granted our motion to dismiss without leave to amend, and on November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. The appeal has been fully briefed, but a hearing has not yet been held.
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
As part of the $2.7 billion repurchase program, on May 14, 2013, we executed an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co., or Goldman, such that we paid Goldman $750.0 million and Goldman delivered to us 36.9 million shares on May 16, 2013. Upon final settlement of the ASR, Goldman may be required to deliver additional shares of common stock to NVIDIA or NVIDIA may be required to deliver shares of its common stock, or elect to make a cash payment, to Goldman, based on the terms and conditions under the ASR.
We accounted for the ASR program as two separate transactions (i) the 36.9 million shares of common stock initially delivered to us, were accounted for as treasury stock transaction and (ii) the unsettled contract was determined to be a forward contract indexed to our own common stock. The initial delivery of 36.9 million shares resulted in an immediate reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. We have determined that the forward contract, indexed to our common stock met all of the applicable criteria for equity classification.
Therefore, we recorded $532.7 million as treasury stock and recorded $217.3 million, the implied value of the forward contract, in additional paid-in-capital, or APIC, in our Condensed Consolidated Balance Sheets as of July 28, 2013. As the remainder of the shares are delivered to us in the third quarter of fiscal year 2014, the forward contract will be reclassified from APIC to treasury stock.
Through July 28, 2013, we have received an aggregate of 144.2 million shares under our stock repurchase program for a total cost of $2.41 billion.  As of July 28, 2013, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $285.7 million through December 2014.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Convertible Preferred Stock
As of July 28, 2013 and January 27, 2013, there were no shares of preferred stock outstanding.
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
In addition to the two reporting segments discussed above, the “All Other” category represents unallocated revenue and expenses which primarily includes licensing revenue from our patent cross licensing agreement with Intel Corporation. Revenue related to this agreement is recognized ratably over the term of our agreement and is not actively managed. This category also includes corporate operating expenses that we do not allocate to our other reporting segments as such expenses are not directly related to the function or operations of our reporting segments. These expenses include certain corporate infrastructure and support costs that are deemed to be enterprise in nature. Additionally, we do not allocate stock-based compensation, amortization of acquisition-related intangible assets, other acquisition-related costs and non-recurring expenses and benefits. The table below presents details of our reportable segments and the “All Other” category.
Our CODM does not review any information regarding total assets on a reporting segment basis. Reporting segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Three Months Ended July 28, 2013
Revenue	$858,613	$52,625	$66,000	$977,238
Depreciation and amortization expense	$32,327	$19,116	$10,397	$61,840
Operating income (loss)	$270,228	$(150,250)	$(14,444)	$105,534

Three Months Ended July 29, 2012
Revenue	$798,624	$179,646	$66,000	$1,044,270
Depreciation and amortization expense	$31,397	$14,400	$10,398	$56,195
Operating income (loss)	$216,030	$(45,328)	$(31,079)	$139,623

Six Months Ended July 28, 2013
Revenue	$1,644,225	$155,752	$132,000	$1,931,977
Depreciation and amortization expense	$62,552	$38,352	$20,680	$121,584
Operating income (loss)	$494,874	$(274,838)	$(31,721)	$188,315

Six Months Ended July 29, 2012
Revenue	$1,524,989	$312,158	$132,000	$1,969,147
Depreciation and amortization expense	$62,458	$27,118	$21,110	$110,686
Operating income (loss)	$369,507	$(107,864)	$(49,194)	$212,449

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
	(In thousands)
Reconciling items included in "All Other" category :
Revenue not allocated to reporting segments	$66,000	$66,000	132,000	132,000
Unallocated corporate operating expenses and other expenses	(36,795)	(35,838)	(77,814)	(74,871)
Stock-based compensation	(32,395)	(32,255)	(65,792)	(67,824)
Amortization of acquisition-related intangibles	(3,980)	(4,065)	(7,895)	(8,407)
Other acquisition-related costs	(4,984)	(4,794)	(9,930)	(9,965)
Other non-recurring expenses and benefits (1)	(2,290)	(20,127)	(2,290)	(20,127)
Total	$(14,444)	$(31,079)	$(31,721)	(49,194)

(1) For the three and six months ended July 29, 2012, we recorded a non-recurring charge of $20.1 million. This charge represents the net present value of a $25.0 million charitable contribution pledged to Stanford Hospital and Clinics on June 12, 2012 and is payable over a ten year period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2013	2012	2013	2012
	(In thousands)
Revenue:
China	$184,086	$196,687	$359,130	$375,297
Taiwan	319,004	340,144	608,885	616,463
Other Asia Pacific	165,117	212,367	332,374	391,044
United States	163,796	154,814	349,774	300,756
Other Americas	76,531	81,260	141,538	157,082
Europe	68,704	58,998	140,276	128,505
Total revenue	$977,238	$1,044,270	$1,931,977	$1,969,147

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 23% and 22%, respectively, of our total revenue from two customers for the three and six months ended July 28, 2013. Revenue from significant customers, those representing 10% or more of total revenue, was approximately 12% and 11%, respectively, of our total revenue from one customer for the three and six months ended July 29, 2012.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, was approximately 37% of our accounts receivable balance from two customers at July 28, 2013 and approximately 40% of our accounts receivable balance from three customers at January 27, 2013.

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

NVIDIA, the NVIDIA logo, GeForce, NVIDIA GRID, GTX, ICERA, Kepler, Quadro, SHIELD, Tegra, Tesla, NVIDIA Titan, and vGPU are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

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

Recent Developments, Future Objectives and Challenges

GPU Business

During the second quarter of fiscal year 2014, we launched a new family of high-end Kepler-based gaming GPUs - the GeForce GTX 760, GeForce GTX 770 and GeForce GTX 780, announced an IP licensing initiative designed to bring our GPU technology to new markets and generate revenue from markets previously inaccessible to us, and announced that Citrix's XenDesktop 7 has now fully integrated our GRIDvGPU technology to share GPUs across virtual machines.

During the first quarter of fiscal year 2014, we shipped GeForce GTX Titan for gamers, launched GRID VCA - the industry's first visual computing appliance that enables businesses to deploy cloud-based, GPU-accelerated applications through any Windows, Linux or Mac client on their network, and shipped four new professional graphics products under our Quadro K Series - extending our Kepler technology into the workstation market.

Tegra Processor Business

During the second quarter of fiscal year 2014, we demonstrated the capabilities of the Kepler-based GPU in Project Logan, our next-generation mobile processor, prepared to release NVIDIA SHIELD, an open-platform gaming and entertainment portable that began shipping on July 31, 2013, and demonstrated Tegra 4i making phone calls on AT&T's network.

During the first quarter of fiscal year 2014, we announced our first fully integrated 4G LTE mobile processor - Tegra 4i.

Stock Repurchase and Cash Dividends

Our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through May 2013 through December 2014.

In fiscal year 2014, we plan to return in excess of $1 billion to our shareholders, in the form of share repurchases and quarterly dividend payments. In the second quarter of fiscal 2014, we executed an accelerated share repurchase agreement to repurchase $750.0 million worth of shares of our common stock. To date, we have received 36.9 million shares under this agreement and expect to receive additional shares when the contract ends in the third quarter of fiscal 2014. Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding this accelerated share repurchase agreement. In addition, during the first half of fiscal 2014, we returned $189.6 million to shareholders, including $100 million in share repurchases and $89.6 million in dividend payments.
Through July 28, 2013, we have received an aggregate of 144.2 million shares under our stock repurchase program for a total cost of $2.41 billion.  As of July 28, 2013, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $285.7 million.

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
In addition to the two reporting segments discussed above, the “All Other” category represents unallocated revenue and expenses which primarily includes licensing revenue from our patent cross licensing agreement with Intel Corporation. Revenue related to this agreement is recognized ratably over the term of our agreement and is not actively managed. This category also includes corporate operating expenses that we do not allocate to our other reporting segments as such expenses are not directly related to the function or operations of our reporting segments. These expenses include certain corporate infrastructure and support costs that are deemed to be enterprise in nature. Additionally, we do not allocate stock-based compensation, amortization of acquisition-related intangible assets, other acquisition-related costs, and non-recurring expenses and benefits.
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

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.2	48.2	44.9	49.0
Gross profit	55.8	51.8	55.1	51.0
Operating expenses
Research and development	33.9	26.9	34.1	28.7
Sales, general and administrative	11.1	11.5	11.2	11.5
Total operating expenses	45.0	38.4	45.3	40.2
Operating income	10.8	13.4	9.8	10.8
Interest and other income, net	0.6	0.5	0.6	0.5
Income before income tax	11.4	13.9	10.4	11.3
Income tax expense	1.6	2.5	1.3	2.2
Net income	9.8%	11.4%	9.1%	9.1%

Three and six months ended July 28, 2013 and July 29, 2012

Revenue

Revenue was $977.2 million for the second quarter of fiscal year 2014, compared to $1,044.3 million for the second quarter of fiscal year 2013, which represents a decrease of approximately 6.4%. Revenue for the first half of fiscal year 2014 was $1,932.0 million, compared to $1,969.1 million for the first half of fiscal year 2013, which represents a decrease of approximately 1.9%.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased by approximately 7.5% to $858.6 million in the second quarter of fiscal year 2014, compared to $798.6 million for the second quarter of fiscal year 2013.  GPU business revenue increased by approximately 7.8% to $1,644.2 million in the first half of fiscal year 2014, compared to $1,525.0 million for the first half of fiscal year 2013. Both of these increases were due primarily to an increase in sales of our high-end Kepler-based GeForce desktop products, offset by a decrease in mainstream desktop sales volume. Quadro and Tesla revenue increased as we ramped sales of our Kepler-based products. GeForce notebook revenues contributed to the increase in the first half of fiscal year 2014 as a result of strong design wins based on Intel's Ivy Bridge platform.

Tegra Processor Business. Tegra Processor business revenue decreased by approximately 70.7% to $52.6 million in the second quarter of fiscal year 2014, compared to $179.6 million for the second quarter of fiscal year 2013. Tegra Processor business revenue decreased by approximately 50.1% to $155.8 million in the first half of fiscal year 2014, compared to $312.2 million for the first half of fiscal year 2013. These decreases were anticipated and were primarily due to lower sales of our Tegra 2 and Tegra 3 processors as customers ramped down production of smartphones and tablets based on those processors. The decrease also reflects lower revenue from the sale of embedded products and lower license and royalty revenue associated with game consoles.

All Other. We recognized $66.0 million and $132.0 million in revenue from the patent cross licensing arrangement with Intel during the second quarter of fiscal years 2014 and 2013 and first half of fiscal years 2014 and 2013, respectively.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 75% of total revenue for the second quarter and first half of fiscal year 2014 and 77% of total revenue for the second quarter and first half of fiscal year 2013. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 23% and 22%, respectively, of our total revenue from two customers for the second quarter and first half of fiscal 2014. Revenue from significant customers was approximately 12% and 11%, respectively, of our total revenue from one customer for the second quarter and first half of fiscal 2013.

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

Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin is significantly impacted by the mix of products we sell, which is often difficult to estimate with accuracy.  Therefore, if we experience product transition challenges, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.

Our overall gross margin was 55.8% and 51.8% for the second quarter of fiscal years 2014 and 2013, respectively and 55.1% and 51.0% for the first half of fiscal years 2014 and 2013, respectively.

We expect our gross margin for the third quarter of fiscal year 2014 to be relatively consistent with the second quarter of fiscal year 2014.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the second quarter and first half of fiscal year 2014 from the second quarter and first half of fiscal year 2013, respectively.  GPU margins increased primarily due to an increase in unit volume of our high-end Kepler-based GeForce desktop products which contributed to a richer overall mix of product sales. Additionally, the volume increase of Kepler-based Quadro and Tesla products also contributed to a richer mix of GPU sales.

 Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the second quarter and first half of fiscal year 2014 when compared with the second quarter and first half of fiscal year 2013, respectively, primarily due to decreases in license and royalty revenue associated with game consoles when compared to the same periods in the prior year.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 28, 2013	July 29, 2012	$ Change	% Change	July 28, 2013	July 29, 2012	$ Change	% Change
	(In millions)				($ in millions)
Research and development expenses	$331.7	$281.2	$50.5	18.0%	$658.9	$565.1	$93.8	16.6%
Sales, general and administrative expenses	108.3	119.9	(11.6)	(9.7)%	216.9	226.5	(9.6)	(4.3)%
Total operating expenses	$440.0	$401.1	$38.9	9.7%	$875.8	$791.6	$84.2	10.6%
Research and development as a percentage of net revenue	33.9%	26.9%			34.1%	28.7%
Sales, general and administrative as a percentage of net revenue	11.1%	11.5%			11.2%	11.5%

Research and Development

Research and development expenses were $331.7 million and $281.2 million during the second quarter of fiscal years 2014 and 2013, respectively, an increase of $50.5 million, or 18.0%.  This increase was primarily due to an increase in compensation and benefits of $27.5 million, or 18%, as we continue to hire engineering talent to invest in our strategic growth initiatives. The increase in compensation, benefits, and other employee-related costs also reflects annual salary increases and a 401(k) match program that we initiated in January 2013. In addition, development expenses increased by $7.0 million, primarily related to activities to bring up our next generation Tegra and GPU products. Also contributing to the increase were facility and equipment infrastructure spend to support planned hiring for our strategic growth businesses, including a $9.5 million increase in facilities and IT support expense and a $5.0 million increase in depreciation and amortization expense for increased purchases of machinery and equipment and licenses.

Research and development expenses were $658.9 million and $565.1 million during the first half of fiscal years 2014 and 2013, respectively, an increase of $93.8 million, or 16.6%.  This increase was primarily due to an increase in compensation and benefits of $53.0 million, or 17%, as we continue to hire engineering talent to invest in our strategic growth initiatives. The increase in compensation, benefits, and other employee-related costs also reflects annual salary increases and a 401(k) match program that we initiated in January 2013. In addition, development expenses increased by $12.2 million, primarily related to activities to bring up our next generation Maxwell 20nm technology, Tegra and GPU products. Also contributing to the increase were facility and equipment infrastructure spend to support planned hiring for our strategic growth businesses, including an $18.7 million increase in allocated facilities and IT support expense driven by an increase in hiring and a $7.9 million increase in depreciation and amortization expense for increased purchases of machinery and equipment and licenses.

Sales, General and Administrative

Sales, general and administrative expenses were $108.3 million and $119.9 million during the second quarter of fiscal years 2014 and 2013, respectively, a decrease of $11.6 million, or 9.7%. This decrease was primarily attributable to the absence in the second quarter of fiscal year 2014 of a charge of $20.1 million for a charitable contribution in the prior fiscal year. Offsetting this decrease was an increase of $8.7 million in compensation and benefits as we continue to invest in our strategic growth initiatives. The increase in compensation, benefits, and other employee-related costs also reflects annual salary increases and a 401(k) match program we initiated in January 2013.

Sales, general and administrative expenses were $216.9 million and $226.5 million during the first half of fiscal years 2014 and 2013, respectively, a decrease of $9.6 million, or 4.3%. This decrease was primarily attributable to the absence in the second half of fiscal year 2014 of both a charge of $20.1 million for a charitable contribution, and a charge of $3.1 million for a class action settlement in the prior fiscal year. Offsetting this decrease was an increase of $17.0 million in compensation and benefits as we continue to invest in our strategic growth initiatives. The increase in compensation, benefits, and other employee-related costs also reflects annual salary increases and a 401(k) match program that we initiated in January 2013. Facilities expense increased by $3.8 million driven by expansion into new leased office space to accommodate employee growth.

We expect operating expenses to increase in the third quarter of fiscal year 2014.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $3.9 million and $5.3 million for the second quarter of fiscal years 2014 and 2013, respectively, a decrease of $1.5 million. Interest income was $8.9 million and $10.5 million for the first half of fiscal years 2014 and 2013, respectively, a decrease of $1.6 million. The decrease in interest income for these periods was primarily due to a lower average cash equivalent and marketable securities balance for the period ended July 28, 2013 as we liquidated a portion of our investment portfolio to finance the accelerated share repurchase transaction of $750.0 million we entered into on May 14, 2013.

Other Income and Expense, net

Other income and expense primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation. Other income was $2.4 million in the second quarter of fiscal year 2014 compared to $0.3 million in the second quarter of fiscal year 2013, an increase in income of $2.2 million. Other income was $2.6 million in the first half of fiscal year 2014 compared to expense of $0.7 million for the first half of fiscal year 2013, an increase in income of $3.3 million. This change was primarily driven by an increase in foreign currency translation gains in the second quarter and first half of fiscal year 2014, when compared to second quarter and first half of fiscal year 2013 as the United States dollar strengthened.

Income Taxes

We recognized income tax expense of $15.4 million and $25.5 million for the second quarter and first half of fiscal year 2014, respectively, and $26.2 million and $42.8 million for the second quarter and first half of fiscal year 2013, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 13.8% and 12.8% for the second quarter and first half of fiscal year 2014, respectively, and 18.0% and 19.3% for the second quarter and first half of fiscal year 2013, respectively.

The decrease in our effective tax rate in the fiscal year 2014 periods as compared to the same periods in the prior fiscal year was primarily related to the benefit of the U.S. federal research tax credit which was re-enacted on January 2, 2013 under the American Taxpayer Relief Act, and favorable discrete events that occurred in the first half of fiscal year 2014 primarily attributable to the expiration of statute of limitation in certain non-U.S. jurisdictions.

Our effective tax rate on income before tax for the first half of fiscal year 2014 of 12.8% and the first half of fiscal year 2013 of 19.3% were lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax, and for fiscal year 2014 due to the benefit of the U.S. federal research tax credit.

We expect our effective tax rate to be approximately 16% in the third quarter of fiscal year 2014, excluding any discrete tax events that may occur, which, if realized, may increase or decrease our effective tax rate in such quarter.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	As of July 28, 2013	As of January 27, 2013
	(In millions)
Cash and cash equivalents	$591.3	$732.8
Marketable securities	2,344.6	2,995.1
Cash, cash equivalents, and marketable securities	$2,935.9	$3,727.9

	Six Months Ended
	July 28,	July 29,
	2013	2012
	(In millions)
Net cash provided by operating activities	$272.1	$191.7
Net cash provided by (used in) investing activities	$481.0	$(419.8)
Net cash provided by (used in) financing activities	$(894.6)	$59.8

As of July 28, 2013, we had $2.94 billion in cash, cash equivalents and marketable securities, a decrease of $792.0 million from $3.73 billion as of January 27, 2013. This decrease was primarily due to the liquidation of a portion of our investment portfolio to finance the accelerated share repurchase transaction of $750.0 million we entered into on May 14, 2013. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions that are required to follow our investment policy, which requires the purchase of top-tier investment grade securities and the diversification of asset type and includes certain limits on our portfolio duration.

Operating activities

Operating activities provided cash of $272.1 million and $191.7 million during the first half of fiscal years 2014 and 2013, respectively.  The increase in cash provided by operating activities in the first half of fiscal year 2014 was primarily due to a decrease in our accounts receivable driven by strong collections and a decrease in inventory as we continue to tightly manage manufacturing production. This was offset by changes in operating liabilities in the first half of fiscal year 2014 when compared to the first quarter of fiscal year 2013 primarily due to the timing of payments to vendors.

Investing activities

Investing activities consisted primarily of purchases and sales of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, purchases of test equipment and computer hardware, as well as intangible assets. Investing activities provided cash of $481.0 million and used cash of $419.8 million during the first half of fiscal years 2014 and 2013, respectively. The large increase in cash provided by investing activities during the first half of fiscal year 2014 was the result of the liquidation of a portion of our investment portfolio to finance the accelerated share repurchase transaction of $750.0 million that we entered into on May 14, 2013, offset by increased purchases of property and equipment and intangible assets when compared to the prior fiscal year.

Financing activities

Financing activities used cash of $894.6 million and provided cash of $59.8 million during the first half of fiscal years 2014 and 2013, respectively.  The shift to net cash used by financing activities from cash provided by financing activities was primarily due to the utilization of our cash for stockholder return initiatives that began in the fourth quarter of fiscal year 2013. We repurchased $100.0 million of our common stock in the first quarter of fiscal year 2014, entered into an accelerated share repurchase transaction of $750.0 million in the second quarter of fiscal year 2014, and made total cash dividend payments of $89.6 million in the first half of fiscal year 2014. We also received lower cash proceeds from common stock issued under our employee stock plans during the first half of fiscal year 2014 when compared to the prior fiscal year.

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

As of July 28, 2013 and January 27, 2013, we had $2.94 billion and $3.73 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of top-tier investment grade securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 28, 2013, we were in compliance with our investment policy.  As of July 28, 2013, our investments in government agencies and government sponsored enterprises represented approximately 55% of our total investment portfolio, while the financial sector accounted for approximately 21% of our total investment portfolio. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of July 28, 2013. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the second quarter of fiscal year 2014.

Net realized gains for the second quarter and the first half of fiscal year 2014 were $1.6 million and $1.7 million, respectively. Net realized gains for the second quarter and the first half of fiscal year 2013 were $0.2 million and $0.3 million, respectively. As of July 28, 2013, we had a net unrealized gain of $6.1 million, which was comprised of gross unrealized gains of $7.9 million, offset by gross unrealized losses of $1.8 million. As of January 27, 2013, we had a net unrealized gain of $10.9 million, which was comprised of gross unrealized gains of $11.7 million, offset by $0.8 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. Two customers accounted for approximately 37% of our accounts receivable balance at July 28, 2013. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside the United States may be repatriated to the United States.  However, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. Federal income tax at rate of 35%, less applicable foreign tax credits, plus any state income taxes on such income.  Further, repatriation of some foreign balances may be restricted by local laws.

Dividend payments and any stock repurchases must be made from cash held in the United States.  In the first half of fiscal year 2014, we made total cash dividend payments of $89.6 million, repurchased $100.0 million of our common stock in the first quarter of fiscal year 2014 and entered into an accelerated share repurchase transaction of $750.0 million in the second quarter of fiscal year 2014, utilizing a significant amount of our U.S. cash balance previously taxed as of the end of the second quarter of fiscal year 2014.  For any future significant share repurchases, we anticipate that we would either need to repatriate cash and incur U.S. Income tax or access external sources for financing.

Stock Repurchase Program

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
As part of the $2.7 billion repurchase program, on May 14, 2013, we executed an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co., or Goldman, such that we paid Goldman $750.0 million and Goldman delivered to us 36.9 million shares on May 16, 2013. Upon final settlement of the ASR, Goldman may be required to deliver additional shares of common stock to NVIDIA or NVIDIA may be required to deliver shares of its common stock, or elect to make a cash payment, to Goldman, based on the terms and conditions under the ASR.
Through July 28, 2013, we have received an aggregate of 144.2 million shares under our stock repurchase program for a total cost of $2.41 billion.  As of July 28, 2013, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $285.7 million through December 2014.   Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding the accelerated share repurchase program.
Cash Dividend Program

On November 8, 2012, we announced the initiation of a quarterly cash dividend program. The initial quarterly dividend of 7.5 cents per share is equivalent to 30 cents per share on an annual basis.

In the first half of fiscal year 2014, we paid $89.6 million in dividends to our common stockholders. We declared on August 8, 2013 that we will pay our next quarterly cash dividend of 7.5 cents per share on September 13, 2013 to all stockholders of record on August 22, 2013.

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

We expect to spend approximately $135.0 million to $155.0 million for capital expenditures during the remainder of fiscal year 2014, primarily for property development, leasehold improvements, software licenses, emulation equipment, computers and engineering workstations.  In fiscal year 2014, we expect to break ground on a new building for our headquarters campus in Santa Clara to provide for our near-term growth needs. This 500,000 square foot building will provide 2,500 seats and be built on land we purchased five years ago. Of the total capital expenditures estimated for the remainder of fiscal year 2014, we estimate approximately $13 million of funds for the campus development project. In addition, we may continue to use cash in connection with the acquisition of new businesses or assets.

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while our operating expenses are relatively fixed, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Contractual Obligations

As of July 28, 2013, we had outstanding inventory purchase obligations totaling approximately $457.6 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of July 28, 2013, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of July 28, 2013 and January 27, 2013, we had $2.94 billion and $3.73 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of July 28, 2013, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of July 28, 2013, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $15.1 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of July 28, 2013, our investments in government agencies and government sponsored enterprises represented approximately 55% of our total investment portfolio, while the financial sector accounted for approximately 21% of our total investment portfolio. All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2% - 5%, fair market values for these investments would decline by approximately $38.4 - $96.1 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency re-measurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain included in determining net income for the second quarter of fiscal years 2014 and 2013 was $2.6 million and $1.8 million, respectively. During the first half of fiscal years 2014 and 2013, the aggregate foreign currency exchange gain included in determining net income was $4.4 million and $2.1 million, respectively. Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at July 28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 28, 2013, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended July 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.    If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. We expect substantial competition from both Intel Corporation's and Advanced Micro Devices', or AMD's, strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by AMD's APU product and Intel's CPUs with integrated graphics. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted. Despite the use of these integrated CPUs, personal computer, or PC, builders and consumers have continued to embrace discrete GPUs to provide higher performance. If integrated CPUs offer a more compelling value proposition in the future PC builders and consumers may move away from the use of discrete GPUs, which could adversely affect our business and cause our financial results to decline.

We are implementing a business strategy to license our GPU cores and visual computing patent portfolio to device manufacturers. Although we have engaged in licensing in the past, we are now engaging a broader market with new and existing competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot assure you of the extent of the demand for licenses to our GPU cores or other elements of our visual computing patent portfolio, or that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets.
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
Our customer base includes companies in a wide range of end-user markets, but we generate a significant amount of revenue from sales to customers in the communications- and computer-related industries. Within these end-user markets, a large portion of our revenue is generated from sales to customers in the cell phone, tablet and PC markets, including professional workstations. Decline in one or several of these end-user markets could harm demand for our products and our results of operations and financial condition. These declines could be large and sudden. Since cell phone, tablet and PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, these manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.
We sell our products to a small number of customers and our business could suffer if we lose any of these customers.
We receive a significant amount of our revenue from a limited number of customers. Two customers accounted for 23% and 22% of our total revenue for the second quarter and first half of fiscal year 2014, respectively, and one customer accounted for approximately 12% and 11% of our total revenue for the second quarter and first half of fiscal year 2013, respectively.  Approximately 37% of our accounts receivable balance was from two customers as of July 28, 2013, and approximately 40% of our accounts receivable balance was from three customers as of January 27, 2013. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and obtain credit insurance over the purchasing credit extended to certain customers. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and as a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.
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
Our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast profits or losses in any particular period.  Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 45.0% and 45.3% of our total revenue for the second quarter and first half of fiscal year 2014, respectively and 38.4% and 40.2% of our total revenue for the second quarter and first half of fiscal year 2013, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, it is also difficult to accurately forecast revenue and we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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
We have acquired and invested in other businesses that offered products, services and technologies that we believe will help expand or enhance our existing products and business. Most recently, we completed our acquisition of the Portland Group, or PGI.  Such a transaction can involve significant integration challenges and there can be no assurance that pre-acquisition due diligence will have identified all possible issues and risks that might arise with respect to the acquisition. If we are unable to timely and successfully integrate the acquired operations, product lines and technology of PGI, we may not be able to realize the expected benefits of the acquisition, which could adversely affect our business plans and operating results.

We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management's attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	difficulty in operating in a new or multiple new locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	difficulty integrating the target's accounting, management information, human resources and other administrative systems;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	incurring impairment charges related to goodwill and other purchased intangible assets acquired in connection with acquisitions or investments;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions or investments; and

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
We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and Other Americas.  We generated 75% of our revenue for the second quarter and first half of fiscal year 2014 and 77% of our revenue for the second quarter and first half of fiscal year 2013 from sales to customers outside the United States and Other Americas.  As of July 28, 2013, we had offices in 16 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

Our international operations in China, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, Netherlands, Russia, Sweden, Switzerland, Taiwan, United Arab Emirates and the United Kingdom are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management's attention and other resources, any of which could negatively impact our operating results.
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
Our cash equivalent and marketable securities portfolio as of July 28, 2013 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of July 28, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
We are subject to litigation which, if determined adversely to us, could harm our business.
 We are engaged in litigation with parties related to our acquisition of 3dfx in 2001. In addition, in September, October and November 2008, several putative securities class action lawsuits were filed against for alleged defects in our previous generation MCP and GPU products. As of July 28, 2013, we recorded a total cumulative net warranty charge of $475.9 million, of which $466.4 million has been charged against cost of revenue, to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configuration. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products failed in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. Although we believe this issue has been nearly fully remediated, we remain committed to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products. Please refer to Note 11 of the Notes to the Consolidated Financial Statements for further details on these lawsuits.

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

Actions to adequately protect our intellectual property rights, such as litigation to defend against alleged infringement of intellectual property rights or to enforce our intellectual property rights could result in substantial costs to us and our ability to compete could be harmed if we fail to take such actions or are unsuccessful in doing so.
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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $32.4 million and $65.8 million for the second quarter and first half of fiscal year 2014, respectively and $32.3 million and $67.8 million for the second quarter and first half of fiscal year 2013, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock.  Most recently, in October 2012, the Board extended the previously authorized repurchase program of $2.7 billion, through December 2014. As part of the $2.7 billion repurchase program, on May 14, 2013, NVIDIA executed an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co., or Goldman, such that we paid Goldman $750.0 million and Goldman delivered to us 36.9 million shares on May 16, 2013. Upon final settlement of the ASR, Goldman may be required to deliver additional shares of common stock to the Company or the Company may be required to deliver shares of its common stock, or elect to make a cash payment, to Goldman, based on the terms and conditions under the ASR.
Through July 28, 2013, we have received an aggregate of 144.2 million shares under our stock repurchase program for a total cost of $2.41 billion.  As of July 28, 2013, we are authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $285.7 million through December 2014.   Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding the accelerated share repurchase program.
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

The following table presents details of our share repurchase transactions during the three months ended July 28, 2013 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 29, 2013 - May 26, 2013	36.9	$20.34	36.9	$285.7
May 27, 2013 - June 23, 2013	—	—	—	$285.7
June 24, 2013 - July 28, 2013	—	—	—	$285.7
Total	36.9		36.9

(1) The calculation of the $20.34 average price per share for the period April 29, 2013 to May 26, 2013 is based solely on the result of dividing the $750.0 million we have paid towards the ASR by the 36.9 million shares that we received during the month of May 2013.  As we have indicated, we expect to receive additional shares at the time of settlement of the ASR in the third quarter of fiscal year 2014, without any further cash payment. The price we will ultimately pay per share will be no more than the volume-weighted average price over the period of the contract, which we anticipate will be significantly lower than $20.34.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1^	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	000-23985	10.3	May 22, 2013
10.2	Equity Incentive Plan - Non Statutory Stock Option (Initial Board Grant)	8-K	000-23985	10.1	July 23, 2013
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 21, 2013

NVIDIA Corporation
By:	/s/ Karen Burns

Karen Burns
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1^	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	000-23985	10.3	May 22, 2013
10.2	Equity Incentive Plan - Non Statutory Stock Option (Initial Board Grant)	8-K	000-23985	10.1	July 23, 2013
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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