Form 10-Q
period 2013-10-27
NVIDIA CORP
filed 2013-11-19
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2013
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of November 15, 2013, was 568,535,613.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 27, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012

Revenue	$1,053,967	$1,204,110	$2,985,944	$3,173,257
Cost of revenue	469,552	567,452	1,337,423	1,532,516
Gross profit	584,415	636,658	1,648,521	1,640,741
Operating expenses
Research and development	340,294	284,180	999,193	849,275
Sales, general and administrative	103,133	100,261	320,025	326,800
Total operating expenses	443,427	384,441	1,319,218	1,176,075
Income from operations	140,988	252,217	329,303	464,666
Interest income	4,022	4,701	12,963	15,215
Other expense, net	(3,526)	(3,290)	(900)	(3,950)
Income before income tax expense	141,484	253,628	341,366	475,931
Income tax expense	22,750	44,548	48,293	87,368
Net income	$118,734	$209,080	$293,073	$388,563

Basic net income per share	$0.20	$0.34	$0.49	$0.63
Shares used in basic per share computation	580,870	622,352	594,363	619,043

Diluted net income per share	$0.20	$0.33	$0.49	$0.62
Shares used in diluted per share computation	588,752	628,845	600,108	625,973

Cash dividends declared and paid per common share	$0.075	$—	$0.225	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012

Net income	$118,734	$209,080	$293,073	$388,563
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of ($126) and ($47) for the three and nine months ended October 27, 2013, respectively, and $95 and ($148) for the corresponding periods of fiscal 2013, respectively	8	(269)	(2,978)	497
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effects of $24 and $615 for the three and nine months ended October 27, 2013, respectively, and $16 and $135 for the corresponding periods of fiscal 2013, respectively	(43)	(31)	(1,141)	(251)
Other comprehensive income (loss)	$(35)	$(300)	$(4,119)	$246
Total comprehensive income	$118,699	$208,780	$288,954	$388,809

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 27,	January 27,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$562,084	$732,786
Marketable securities	2,470,870	2,995,097
Accounts receivable, net	447,631	454,252
Inventories	380,319	412,467
Prepaid expenses and other	81,701	76,920
Deferred income taxes	107,236	103,736
Total current assets	4,049,841	4,775,258
Property and equipment, net	595,418	576,144
Goodwill	643,179	641,030
Intangible assets, net	320,589	312,332
Other assets	102,346	107,481
Total assets	$5,711,373	$6,412,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333,283	$356,428
Accrued liabilities and other	652,644	619,795
Total current liabilities	985,927	976,223
Other long-term liabilities	387,784	589,321
Capital lease obligations, long-term	17,015	18,998
Commitments and contingencies - see Note 11	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	732	720
Additional paid-in capital	3,407,889	3,193,623
Treasury stock, at cost	(2,499,990)	(1,622,709)
Accumulated other comprehensive income	5,862	9,981
Retained earnings	3,406,154	3,246,088
Total stockholders' equity	4,320,647	4,827,703
Total liabilities and stockholders' equity	$5,711,373	$6,412,245

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	October 27,	October 28,
	2013	2012
Cash flows from operating activities:
Net income	$293,073	$388,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,310	167,834
Stock-based compensation expense	100,091	100,893
Deferred income taxes	7,914	42,684
Excess tax benefits from stock-based compensation	(23,743)	(25,646)
Other	11,311	39,978
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	7,806	(109,008)
Inventories	32,178	(88,378)
Prepaid expenses and other current assets	(4,687)	(16,786)
Other assets	7,585	4,784
Accounts payable	(38,376)	49,099
Accrued liabilities and other long-term liabilities	(143,028)	(180,854)
Net cash provided by operating activities	434,434	373,163
Cash flows from investing activities:
Purchases of marketable securities	(1,420,471)	(1,729,307)
Proceeds from sale of marketable securities	1,475,403	635,733
Proceeds from maturities of marketable securities	447,134	626,434
Purchases of property and equipment and intangible assets	(188,812)	(135,551)
Acquisition of business	(17,145)	—
Other	(2,450)	135
Net cash provided by (used in) investing activities	293,659	(602,556)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	64,749	62,781
Excess tax benefits from stock-based compensation	23,743	25,646
Payments for repurchases of common stock	(850,000)	—
Dividends paid	(133,007)	—
Other	(4,280)	(1,522)
Net cash provided by (used in) financing activities	(898,795)	86,905
Change in cash and cash equivalents	(170,702)	(142,488)
Cash and cash equivalents at beginning of period	732,786	667,876
Cash and cash equivalents at end of period	$562,084	$525,388
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes, net	$8,454	$(40,442)
Cash paid for interest on capital lease obligations	$1,915	$2,189
Other non-cash activities:
Assets acquired by assuming related liabilities	$28,963	$43,792
Change in unrealized gains (losses) from marketable securities	$(4,119)	$246

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal year 2014 and fiscal year 2013 are both 52-week years. The third quarters of fiscal years 2014 and 2013 are both 13-week quarters.

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
Our condensed consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
	(In thousands)		(In thousands)
Cost of revenue	$3,090	$2,489	$7,911	$7,664
Research and development	20,902	20,056	61,392	60,148
Sales, general and administrative	10,307	10,524	30,788	33,081
Total	$34,299	$33,069	$100,091	$100,893

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended October 27, 2013, we granted approximately 2.8 million and 6.0 million stock options, with an estimated total grant-date fair value of $10.8 million and $20.9 million and a weighted average grant-date fair value of $3.90 and $3.46 per option, respectively. During the three and nine months ended October 27, 2013, we granted approximately 4.9 million and 10.4 million RSUs with an estimated total grant-date fair value of $73.8 million and $140.1 million and a weighted average grant-date fair value of $15.15 and $13.44 per RSU, respectively.
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
Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that were not expected to vest was $15.1 million and $28.8 million for the three and nine months ended October 27, 2013, respectively, and $11.8 million and $25.4 million for the three and nine months ended October 28, 2012, respectively. As of October 27, 2013 and January 27, 2013, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $265.3 million and $208.7 million, respectively, adjusted for estimated forfeitures.  As of October 27, 2013 and January 27, 2013, we expected to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.7 years. As of October 27, 2013 and January 27, 2013, we expected to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 3.0 years and 2.7 years, respectively.
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
Prior to the initial declaration of a quarterly cash dividend on November 8, 2012, the fair value of our equity awards was based on an expected dividend yield of 0% reflecting our prior history in which we had not paid and did not expect to pay cash dividends on our common stock. For awards granted on or subsequent to November 8, 2012, we use the dividend yield at grant date based on the per share dividends declared during the most recent quarter.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of stock options granted under our equity incentive plans and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Stock Options	(Using a binomial model)
Expected life (in years)	3.3-3.5	4.3-4.9	2.4-3.5	3.1-4.9
Risk-free interest rate	2.6%-3.0%	1.7%-1.8%	1.8%-3.0%	1.5% - 2.3%
Volatility	30%-32%	45%-49%	30%-37%	43% - 49%
Dividend yield	1.9%-2.0%	—	1.9%-2.4%	—

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5-2.0	0.5-2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1%-0.4%	0.1%-0.2%	0.1%-0.4%	0.1% - 0.3%
Volatility	32%	47%	32%-37%	44%-47%
Dividend yield	2.0%	—	2.0%-2.4%	—
Equity Award Activity
The following summarizes the stock option and RSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 27, 2013	32,995	$14.66
Granted	6,049	$14.29
Exercised	(2,557)	$10.15
Cancelled	(3,358)	$22.14
Balances, October 27, 2013	33,129	$14.18

	RSUs Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units	(In thousands)	(Per share)
Balances, January 27, 2013	15,159	$14.46
Granted	10,427	$13.44
Vested	(5,891)	$14.80
Cancelled	(921)	$13.87
Balances, October 27, 2013	18,774	$13.82

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income	$118,734	$209,080	$293,073	$388,563
Denominator:
Denominator for basic net income per share, weighted average shares	580,870	622,352	594,363	619,043
Effect of dilutive securities:
Equity awards outstanding	7,882	6,493	5,745	6,930
Denominator for diluted net income per share, weighted average shares	588,752	628,845	600,108	625,973
Net income per share:
Basic net income per share	$0.20	$0.34	$0.49	$0.63
Diluted net income per share	$0.20	$0.33	$0.49	$0.62
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	21,870	27,555	27,351	31,697

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $22.8 million and $48.3 million for the three and nine months ended October 27, 2013, respectively, and $44.5 million and $87.4 million for the three and nine months ended October 28, 2012, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 16.1% and 14.2% for the three and nine months ended October 27, 2013, respectively, and 17.6% and 18.4% for the three and nine months ended October 28, 2012, respectively.

The decrease in our effective tax rate compared to the prior year was primarily due to the benefit of the U.S. federal research tax credit which was re-enacted on January 2, 2013, or the fourth quarter of our fiscal year 2013, under the American Taxpayer Relief Act. The U.S. research tax credit was expired during the third quarter of fiscal year 2013. During the fourth quarter of fiscal year 2013, the credit was reenacted retroactively from December 31, 2011 through to December 31, 2013, with the entire benefit for all previous quarters required to be recognized in the fourth quarter. As a result, the third quarter of fiscal year 2013 reflects no tax benefit for the research tax credit and the third quarter of fiscal year 2014 includes the annualized benefit of a research tax credit (for the 11 months the law is in effect).

Our effective tax rate on income before tax for the first nine months of fiscal year 2014 of 14.2% and fiscal year 2013 of 18.4% were lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax, and for fiscal year 2014 due to the benefit of the U.S. federal research tax credit.

For the nine months ended October 27, 2013, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 27, 2013, other than the recognition of tax benefits related to the expiration of statute of limitation in certain non-U.S. jurisdictions in the nine months ended October 27, 2013.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 27, 2013, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax, and net realized gains and losses recorded in other expense, net, on the Condensed Consolidated Statement of Income.

We performed an impairment review of our investment portfolio as of October 27, 2013. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of October 27, 2013.

The following is a summary of cash equivalents and marketable securities at October 27, 2013 and January 27, 2013:

	October 27, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$1,099,456	$2,020	$(545)	$1,100,931
Debt securities of United States government agencies	726,382	798	(184)	726,996
Debt securities issued by United States Treasury	441,075	561	(108)	441,528
Mortgage backed securities issued by United States government-sponsored enterprises	190,993	4,129	(522)	194,600
Asset-backed securities	60,886	6	(16)	60,876
Money market funds	56,697	—	—	56,697
Total	$2,575,489	$7,514	$(1,375)	$2,581,628
Classified as:
Cash equivalents				$110,758
Marketable securities				2,470,870
Total				$2,581,628

	January 27, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$1,255,297	$3,175	$(542)	$1,257,930
Debt securities of United States government agencies	867,087	1,199	(139)	868,147
Debt securities issued by United States Treasury	785,228	1,102	(105)	786,225
Mortgage backed securities issued by United States government-sponsored enterprises	183,034	6,194	(57)	189,171
Asset-backed securities	—	—	—	—
Money market funds	195,790	—	—	195,790
Total	$3,286,436	$11,670	$(843)	$3,297,263
Classified as:
Cash equivalents				$302,166
Marketable securities				2,995,097
Total				$3,297,263

The estimated fair value of cash equivalents and marketable securities was $2.58 billion and $3.30 billion at October 27, 2013 and January 27, 2013, respectively, a decrease of $715.6 million. This decrease was primarily due to the liquidation of a portion of our investment portfolio to fund the accelerated share repurchase transaction of $750 million that we entered into on May 14, 2013.

The following table provides the breakdown of the investments with unrealized losses at October 27, 2013:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$403,313	$(16)	$697,618	$(529)	$1,100,931	$(545)
Debt securities of United States government agencies	288,163	(5)	438,833	(179)	726,996	(184)
Debt securities issued by United States Treasury	87,221	(42)	354,307	(66)	441,528	(108)
Mortgage backed securities issued by United States government-sponsored enterprises	3,460	—	191,140	(522)	194,600	(522)
Asset-backed securities	10,709	(16)	50,167	—	60,876	(16)
Total	$792,866	$(79)	$1,732,065	$(1,296)	$2,524,931	$(1,375)

As of October 27, 2013, we had 7 investments that were in an unrealized loss position with a duration of less than one year and 9 investments that were in an unrealized loss position with a duration of greater than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at October 27, 2013 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at October 27, 2013 and January 27, 2013 and are shown below by contractual maturity.

	October 27, 2013		January 27, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than 1 year	$848,672	$849,564	$1,397,350	$1,399,304
Due in 1 - 5 years	1,628,882	1,632,651	1,777,785	1,783,103
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	97,935	99,413	111,301	114,856
Total	$2,575,489	$2,581,628	$3,286,436	$3,297,263

Net realized gains for the three and nine months ended October 27, 2013 were $0.1 million and $1.8 million, respectively. Net realized gains for the three and nine months ended October 28, 2012 were $0.1 million and $0.4 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market fund deposits. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three and nine months ended October 27, 2013.

Financial assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement as of October 27, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	October 27, 2013	(Level 1)	(Level 2)
	(In thousands)
Corporate debt securities (1)	$1,100,931	$—	$1,100,931
Debt securities issued by United States government agencies (2)	726,996	—	726,996
Debt securities issued by United States Treasury (2)	441,528	—	441,528
Asset-backed securities (2)	60,876	—	60,876
Mortgage-backed securities issued by government-sponsored enterprises (2)	194,600	—	194,600
Money market funds (3)	56,697	56,697	—
Total cash equivalents and marketable securities	$2,581,628	$56,697	$2,524,931

(1)	Includes $54.1 million in Cash Equivalents and $1.05 billion in Marketable Securities on the Condensed Consolidated Balance Sheet.

(2)	Included in Marketable Securities on the Condensed Consolidated Balance Sheet.

(3)	Included in Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	October 27, 2013			January 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Acquisition-related intangible assets	$189,239	$(109,196)	$80,043	$172,039	$(96,389)	$75,650
Patents and licensed technology	453,654	(213,108)	240,546	407,002	(170,320)	236,682
Total intangible assets	$642,893	$(322,304)	$320,589	$579,041	$(266,709)	$312,332

The increase in gross carrying amount of intangible assets is primarily due to new purchases of licenses to technology and patents and an asset acquisition that closed during the nine months ended October 27, 2013.

Amortization expense associated with intangible assets for the three and nine months ended October 27, 2013 was $19.6 million and $55.6 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 28, 2012 was $17.3 million and $51.1 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of licensed technology, a patent portfolio, and the purchase of certain assets of a business. Future amortization expense related to the net carrying amount of intangible assets at October 27, 2013 is estimated to be $26.0 million for the remainder of fiscal year 2014, $81.4 million in fiscal year 2015, $71.2 million in fiscal year 2016, $57.9 million in fiscal year 2017, $47.9 million in fiscal year 2018 and a total of $36.2 million in fiscal year 2019 and fiscal years subsequent to fiscal year 2019.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 27,	January 27,
	2013	2013
Inventories:	(In thousands)
Raw materials	$138,205	$157,990
Work in-process	77,834	67,352
Finished goods	164,280	187,125
Total inventories	$380,319	$412,467

At October 27, 2013, we had outstanding inventory purchase obligations totaling approximately $383.7 million.

	October 27,	January 27,
	2013	2013
Prepaid Expenses and Other:	(In thousands)
Prepaid maintenance	$17,705	$18,013
Prepaid taxes	15,626	9,785
Assets held for sale (1)	7,547	—
Testing materials	7,282	7,219
Other	33,541	41,903
Total prepaid expenses and other	$81,701	$76,920

(1)  As of October 27, 2013, $7.5 million of net properties, plant and equipment held for sale are recorded within “Prepaid Expenses and Other” on the Condensed Consolidated Balance Sheet. This asset is associated with an office building at an international location that is expected to be sold within the next twelve months.

	October 27,	January 27,
	2013	2013
Accrued Liabilities and Other:	(In thousands)
Deferred revenue, short-term	$282,658	$273,605
Accrued customer programs (1)	164,667	163,406
Warranty accrual (2)	15,962	14,874
Accrued payroll and related expenses	94,984	98,977
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short-term	8,349	3,173
Other	55,424	35,160
Total accrued liabilities and other	$652,644	$619,795

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 27,	January 27,
	2013	2013
Other Long-Term Liabilities:	(In thousands)
Deferred income tax liability	$204,364	$192,950
Income taxes payable, long-term	117,112	115,267
Asset retirement obligation	10,959	10,165
Deferred revenue, long-term (1)	38,255	236,152
Other long-term liabilities	17,094	34,787
Total other long-term liabilities	$387,784	$589,321

(1) Represents annual consideration received in advance of our performance obligation under our patent cross licensing agreement with Intel entered into in January 2011. The decrease in deferred revenue, long-term, is a result of revenue recognized during the nine months ended October 27, 2013.

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

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and nine months ended October 27, 2013 and October 28, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period (1)	$17,474	$16,537	$14,874	$18,406
Additions	1,143	1,358	6,043	4,715
Deductions (2)	(2,655)	(2,848)	(4,955)	(8,074)
Balance at end of period	$15,962	$15,047	$15,962	$15,047

(1) Includes $9.1 million and $9.6 million for the three and nine months ended October 27, 2013, respectively, and $10.9 million and $13.2 million for the three and nine months ended October 28, 2012, respectively, related to warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set.

(2) Payments related to the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set were $1.3 million and $1.8 million for the three and nine months ended October 27, 2013 respectively, and $1.1 million and $3.0 million for the three and nine months ended October 28, 2012, respectively.

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
On July 16, 2010, the parties filed a stipulation with the District Court advising that, following mediation they had reached a settlement in principle in The NVIDIA GPU Litigation.  The settlement in principle was subject to certain approvals, including final approval by the court.  As a result of the settlement in principle, and the other estimated settlement, and offsetting insurance reimbursements, NVIDIA recorded a net charge of$12.7 million to sales, general and administrative expense during the second quarter of fiscal year 2011.  In addition, a portion of the $181.2 million of additional charges we recorded against cost of revenue related to the weak die/packaging set during the second quarter of fiscal year 2011, relates to estimated additional repair and replacement costs related to the implementation of these settlements. On August 12, 2010, the parties executed a Stipulation and Agreement of Settlement and Release. On September 15, 2010, the Court issued an order granting preliminary approval of the settlement and providing for notice to the potential class members. The Final Approval Hearing was held on December 20, 2010, and on that same day the Court approved the settlement and entered Final Judgment over several objections. In January 2011, several objectors filed Notices of Appeal of the Final Judgment to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit heard oral argument on August 13, 2013, and affirmed the District Court’s decision to approve the settlement on August 22, 2013. This case is now over.

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
On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg. On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend. On December 2, 2010, co-Lead Plaintiffs filed a Second Consolidated Amended Complaint.  We moved to dismiss the Second Consolidated Amended Complaint on February 14, 2011. Following oral argument, on October 12, 2011, Judge Seeborg granted our motion to dismiss without leave to amend, and on November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. The appeal has been fully briefed, and a hearing is currently scheduled for January 14, 2014.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12 - Stockholders’ Equity

Stock Repurchase Program
As of October 27, 2013, our Board of Directors' had authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through December 2014. On November 4, 2013, our Board extended the program through January 2016 and authorized an additional $1.0 billion under the repurchase program. Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding this subsequent event.
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
As part of the repurchase program, on May 14, 2013, we executed a $750.0 million accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co.that was completed on October 22, 2013. Under the ASR, we repurchased 51.5 million shares in aggregate at an average price of $14.56 per share, of which 36.9 million shares were delivered in the second quarter of fiscal year 2014 and 14.6 million shares were delivered in the third quarter of fiscal year 2014.  The shares delivered resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. As of October 27, 2013, shares delivered from the ASR have been placed into treasury stock.
Through October 27, 2013, we have received an aggregate of 159.0 million shares under our stock repurchase program for a total cost of $2.41 billion.  As of October 27, 2013, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $285.7 million which subsequently increased to $1.29 billion on November 4, 2013 as a result of our Board of Directors' authorization of an additional $1.0 billion under our repurchase program and an extension of the program through January 2016. Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding this subsequent event.
Convertible Preferred Stock
There are no shares of preferred stock outstanding.
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

Our GPU business leverages our GPU technology across multiple end markets. It now consists of four primary product lines, including GeForce for desktop and notebook PCs and Macs; Quadro for professional workstations; Tesla for high-performance servers and workstations; and NVIDIA GRID for server graphics solutions. It also includes other related products, licenses and revenue supporting the GPU business, such as memory products. Our Tegra Processor business comprises product lines primarily based on our Tegra system-on-a-chip and modem processor technologies. This includes Tegra for smartphones and tablets for both Android and Windows RT-based devices; automotive computers, including infotainment and navigation systems; and gaming devices such as SHIELD. It also includes other related products, licenses, and revenue supporting the Tegra Processor business such as Icera baseband processors and RF transceivers, embedded products, and licenses and other revenue associated with game consoles.
In addition to the two reporting segments discussed above, the “All Other” category represents unallocated revenue and expenses, of which the revenue primarily relates to licensing revenue from our patent cross licensing agreement with Intel Corporation. Revenue related to this agreement is recognized ratably over the term of our agreement and is not actively managed. This category also includes corporate operating expenses that we do not allocate to our other reporting segments as such expenses are not directly related to the function or operations of our reporting segments. These expenses include certain corporate infrastructure and support costs that are deemed to be enterprise in nature. Additionally, we do not allocate stock-based compensation, amortization of acquisition-related intangible assets, other acquisition-related costs or credits and non-recurring expenses and benefits. The table below presents details of our reportable segments and the “All Other” category.
Our CODM does not review any information regarding total assets on a reporting segment basis. Reporting segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Three Months Ended October 27, 2013
Revenue	$876,833	$111,134	$66,000	$1,053,967
Depreciation and amortization expense	$33,439	$17,714	$11,573	$62,726
Operating income (loss)	$286,905	$(132,856)	$(13,061)	$140,988

Three Months Ended October 28, 2012
Revenue	$894,209	$243,901	$66,000	$1,204,110
Depreciation and amortization expense	$32,375	$14,087	$10,686	$57,148
Operating income (loss)	$264,087	$1,276	$(13,146)	$252,217

Nine Months Ended October 27, 2013
Revenue	$2,521,058	$266,886	$198,000	$2,985,944
Depreciation and amortization expense	$95,990	$56,067	$32,253	$184,310
Operating income (loss)	$781,778	$(407,694)	$(44,781)	$329,303

Nine Months Ended October 28, 2012
Revenue	$2,419,198	$556,059	$198,000	$3,173,257
Depreciation and amortization expense	$94,833	$41,204	$31,797	$167,834
Operating income (loss)	$633,594	$(106,588)	$(62,340)	$464,666

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
	(In thousands)
Reconciling items included in "All Other" category :
Revenue not allocated to reporting segments	$66,000	$66,000	$198,000	$198,000
Unallocated corporate operating expenses and other expenses	(37,950)	(37,009)	(115,763)	(111,880)
Stock-based compensation	(34,299)	(33,069)	(100,091)	(100,893)
Amortization of acquisition-related intangibles	(4,906)	(4,402)	(12,801)	(12,809)
Other acquisition-related (costs) credits	329	(4,666)	(9,601)	(14,631)
Other non-recurring expenses (1)	(2,235)	—	(4,525)	(20,127)
Total	$(13,061)	$(13,146)	$(44,781)	$(62,340)

(1) For the nine months ended October 28, 2012, we recorded a non-recurring charge of $20.1 million. This charge represents the net present value of a $25.0 million charitable contribution pledged to Stanford Hospital and Clinics on June 12, 2012 and is payable over a ten year period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Taiwan	$319,018	$403,769	$927,903	$1,020,232
China	206,374	205,636	565,504	580,934
United States	195,529	257,551	545,303	557,561
Other Asia Pacific	174,691	192,814	507,065	583,858
Other Americas	79,382	81,463	220,920	239,291
Europe	78,973	62,877	219,249	191,381
Total revenue	$1,053,967	$1,204,110	$2,985,944	$3,173,257

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer and approximately 21% of our total revenue from two customers for the three and nine months ended October 27, 2013, respectively. Revenue from significant customers, those representing 10% or more of total revenue, was approximately 14% and 12%, respectively, of our total revenue from one customer for the three and nine months ended October 28, 2012.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, was approximately 36% of our accounts receivable balance from two customers at October 27, 2013 and approximately 40% of our accounts receivable balance from three customers at January 27, 2013.

Note 14 - Subsequent Event

On November 4, 2013, our Board of Directors' authorized an additional $1.0 billion under our share repurchase program and extended the program through January 2016.

On November 7, 2013, we announced a 13% increase in our quarterly cash dividend to $0.085 per share, or $0.34 per share on an annual basis from $0.075 per share, or $0.30 per share on an annual basis. We also declared to pay our next quarterly cash dividend on December 13, 2013, to all stockholders of record on November 21, 2013.

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

NVIDIA's research and development in visual computing has yielded more than 6,400 patents granted or pending worldwide, and including ones covering inventions essential to modern computing.

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

The Tegra processor is a system-on-a-chip, or SOC, integrating an entire computer on a single chip. Tegra processors incorporate multi-core GPUs and CPUs together with audio, video and input/output capabilities. They can also be integrated with baseband processors for phone and data communication. Unlike power-inefficient processors built for PCs, our Tegra SOC conserves power while delivering state-of-the-art graphics and multimedia processing. Tegra runs devices like smartphones, tablets and PCs; it can also be embedded into smart devices, such as televisions, monitors, set-top boxes, gaming devices and cars. We recently shipped SHIELD, the first Android device designed for gaming. SHIELD features our Tegra 4 processor, contains proprietary NVIDIA-developed software and system technologies and leverages our deep partnerships with game developers all over the world.

Headquartered in Santa Clara, California, we were incorporated in California in April 1993 and reincorporated in Delaware in April 1998. Our Internet address is www.nvidia.com. The contents of our website are not a part of this Quarterly Report on Form 10-Q.

Recent Developments, Future Objectives and Challenges

GPU Business

On November 7, 2013 we announced our new high-end Kepler-based gaming GPU - the GeForce GTX 780 Ti. During the third quarter of fiscal year 2014, we initiated shipments of our most powerful workstation graphics card - the Quadro K6000. In addition, we also introduced G-SYNC technology that enables synchronization between the GPU and the display to help eliminate on-screen lag and announced that VMware Horizon View supports NVIDIA GRID technology.

During the second quarter of fiscal year 2014, we launched a new family of high-end Kepler-based gaming GPUs - the GeForce GTX 760, GeForce GTX 770 and GeForce GTX 780, announced an IP licensing initiative designed to bring our GPU technology to new markets and generate revenue from markets previously inaccessible to us, and announced that Citrix's XenDesktop 7 has now fully integrated our GRID vGPU technology to share GPUs across virtual machines.

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

Tegra Processor Business

During the third quarter of fiscal year 2014, we started shipping NVIDIA SHIELD, an open-platform gaming and entertainment portable, that enables gamers to play Android games or stream games from a PC with a GeForce processor. We also extended our reach in the mobile devices market with the first shipments of Tegra 4 devices - including Xiaomi's Mi3 smartphone in China and Tegra Note, a complete tablet platform.

During the second quarter of fiscal year 2014, we demonstrated the capabilities of the Kepler-based GPU in Project Logan, our next-generation mobile processor, prepared to release NVIDIA SHIELD, that began shipping on July 31, 2013, and demonstrated Tegra 4i making phone calls on AT&T's network.

During the first quarter of fiscal year 2014, we announced our first fully integrated 4G LTE mobile processor - Tegra 4i.

Stock Repurchase and Cash Dividends

In fiscal year 2014, we plan to return in excess of $1.0 billion to our shareholders, in the form of share repurchases and quarterly dividend payments. During the second quarter of fiscal 2014, we executed an accelerated share repurchase agreement to repurchase $750.0 million worth of shares of our common stock.  We received an aggregate of 51.5 million shares under this repurchase agreement of which 36.9 million shares were delivered in the second quarter and 14.6 million shares were delivered in the third quarter of fiscal year 2014.  Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding this accelerated share repurchase agreement.

During the first nine months of fiscal year 2014, we have returned $983.0 million to shareholders, including $850.0 million in share repurchases and $133.0 million in dividend payments. On November 4, 2013, our Board extended the repurchase program through January 2016 and authorized an additional $1.0 billion under the repurchase program, increasing the amount of remaining repurchase authorization to $1.29 billion. In addition, on November 7, 2013, we announced a 13% increase in our quarterly cash dividend from $0.075 per share to $0.085 per share and our intent to return $1.0 billion in capital to our shareholders in fiscal year 2015 through a combination of stock repurchases and quarterly dividend payments.

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

Our GPU business leverages our GPU technology across multiple end markets. It now consists of four primary product lines, including GeForce for desktop and notebook PCs and Macs; Quadro for professional workstations; Tesla for high-performance servers and workstations; and NVIDIA GRID for server graphics solutions. It also includes other related products, licenses and revenue supporting the GPU business, such as memory products. Our Tegra Processor business comprises product lines primarily based on our Tegra SOC and modem processor technologies. This includes Tegra for smartphones and tablets for both Android and Windows RT-based devices; automotive computers, including infotainment and navigation systems; and gaming devices such as SHIELD. It also includes other related products, licenses, and revenue supporting the Tegra Processor business such as Icera baseband processors and RF transceivers, embedded products, and licenses and other revenue associated with game consoles.
In addition to the two reporting segments discussed above, the “All Other” category represents unallocated revenue and expenses, of which the revenue primarily relates to licensing revenue from our patent cross licensing agreement with Intel Corporation. Revenue related to this agreement is recognized ratably over the term of our agreement and is not actively managed. This category also includes corporate operating expenses that we do not allocate to our other reporting segments as such expenses are not directly related to the function or operations of our reporting segments. These expenses include certain corporate infrastructure and support costs that are deemed to be enterprise in nature. Additionally, we do not allocate stock-based compensation, amortization of acquisition-related intangible assets, other acquisition-related costs or credits, and non-recurring expenses and benefits.
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

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.6	47.1	44.8	48.3
Gross profit	55.4	52.9	55.2	51.7
Operating expenses
Research and development	32.3	23.6	33.5	26.8
Sales, general and administrative	9.8	8.3	10.7	10.3
Total operating expenses	42.1	31.9	44.2	37.1
Operating income	13.3	21.0	11.0	14.6
Interest and other income, net	—	0.1	0.4	0.4
Income before income tax	13.3	21.1	11.4	15.0
Income tax expense	2.2	3.7	1.6	2.8
Net income	11.1%	17.4%	9.8%	12.2%

Three and nine months ended October 27, 2013 and October 28, 2012

Revenue

Revenue was $1,054.0 million for the third quarter of fiscal year 2014, compared to $1,204.1 million for the third quarter of fiscal year 2013, which represents a decrease of approximately 12.5%.  Revenue for the first nine months of fiscal year 2014 was $2,985.9 million, compared to $3,173.3 million for the first nine months of fiscal year 2013, which represents a decrease of approximately 5.9%.  A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue decreased by approximately 1.9% to $876.8 million in the third quarter of fiscal year 2014, compared to $894.2 million for the third quarter of fiscal year 2013 due to lower revenue for desktop and notebook GPU products, offset by higher revenue largely attributable to Quadro products. Desktop GPU revenue was lower compared to revenue in the prior year quarter, which was particularly strong due to sales of our high-end Kepler-based GPU products following previous supply constraint issues, and due to price repositioning of our high-end GPU products in the third quarter of fiscal year 2014. Our notebook GPU revenue declined as unit volumes of our mainstream GPU products decreased. Revenue from high-end notebook GPU products had strong growth in both unit volume and average selling prices. The increase in Quadro revenue resulted from continued strong demand for our Kepler-based Quadro products.

GPU business revenue increased by approximately 4.2% to $2,521.1 million in the first nine months of fiscal year 2014, compared to $2,419.2 million for the first nine months of fiscal year 2013. This increase was primarily as a result of higher Quadro and Tesla revenue as we ramped up sales of our Kepler-based Quadro products in fiscal year 2014 and as accelerated computing continues to gain momentum. In addition, while desktop and notebook GPU product revenue was approximately flat in the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013, each of these product lines experienced increased sales volume in high-end products, offset by decreased sales volume in mainstream products.

Tegra Processor Business. Tegra Processor business revenue decreased by approximately 54.4% to $111.1 million in the third quarter of fiscal year 2014, compared to $243.9 million for the third quarter of fiscal year 2013. This decrease is largely related to lower volume shipments of Tegra 4-based devices as compared to Tegra 3-based devices in the prior year. It also reflects lower revenue associated with the sale of embedded products and lower license and royalty revenue associated with game consoles, offset by increased revenue from automotive products.

Tegra Processor business revenue decreased by approximately 52.0% to $266.9 million in the first nine months of fiscal year 2014, compared to $556.1 million for the first nine months of fiscal year 2013. These decreases were anticipated and were primarily due to lower volume shipments of Tegra 4-based devices as compared to Tegra 3-based devices in the prior year. The decrease also reflects lower revenue from the sale of embedded products and lower license and royalty revenue associated with game consoles, partially offset by continued increases in revenue from automotive products.

All Other. We recognized $66.0 million and $198.0 million in revenue from the patent cross licensing arrangement with Intel during the third quarter of fiscal years 2014 and 2013 and first nine months of fiscal years 2014 and 2013, respectively.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 74% of total revenue for both the third quarter and first nine months of fiscal year 2014 and 72% and 75%, respectively, of total revenue for the third quarter and first nine months of fiscal year 2013. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer for the third quarter and aggregated approximately 21% of our total revenue from two customers for first nine months of fiscal year 2014. Revenue from significant customers was approximately 14% and 12%, respectively, of our total revenue from one customer for the third quarter and first nine months of fiscal year 2013.

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

Our overall gross margin was 55.4% and 52.9% for the third quarter of fiscal years 2014 and 2013, respectively and 55.2% and 51.7% for the first nine months of fiscal years 2014 and 2013, respectively.

Charges to cost of sales for inventory provisions totaled $9.6 million and $33.7 million for the third quarter and for the first nine months of fiscal year 2014, unfavorably impacting our gross margin by 0.9% and 1.1%, respectively. Charges to cost of sales for inventory provisions totaled $22.5 million and $56.8 million for the third quarter and for the first nine months of fiscal year 2013, unfavorably impacting our gross margin by 1.9% and 1.8%, respectively.

Sales of inventory that was previously written-off or written-down totaled $7.7 million for the third quarter, and $38.6 million for the first nine months, of fiscal year 2014, favorably impacting our gross margin by 0.7% and 1.3%, respectively. Sales of inventory that was previously written-off or written-down totaled $10.8 million for the third quarter, and $42.8 million for the first nine months, of fiscal year 2013, favorably impacting our gross margin by 0.9% and 1.3%, respectively.

As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.2% unfavorable impact for the third quarter, and a 0.2% favorable impact for the first nine months, of fiscal year 2014, and a 1.0% and 0.4% unfavorable impact for the third quarter and for the first nine months of fiscal year 2013, respectively.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the third quarter and first nine months of fiscal year 2014 from the third quarter and first nine months of fiscal year 2013, respectively.  GPU margins increased primarily due to an increase in unit volume of our high-end Kepler-based GeForce desktop and notebook GPU products, which contributed to a richer overall mix of product sales. Additionally, the volume increase of Kepler-based Quadro and Tesla products also contributed to a richer mix of GPU sales.

 Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the third quarter and first nine months of fiscal year 2014 when compared with the third quarter and first nine months of fiscal year 2013, respectively. Tegra Processor gross margin decreased primarily due to lower gross margins across most product categories. In addition, gross margins were negatively impacted as license and royalty revenue associated with game consoles also declined when compared to the same periods in the prior year.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 27, 2013	October 28, 2012	$ Change	% Change	October 27, 2013	October 28, 2012	$ Change	% Change
	(In millions)				($ in millions)
Research and development expenses	$340.3	$284.2	$56.1	19.7%	$999.2	$849.3	$149.9	17.7%
Sales, general and administrative expenses	103.1	100.3	2.9	2.9%	320.0	326.8	(6.8)	(2.1)%
Total operating expenses	$443.4	$384.4	$59.0	15.3%	$1,319.2	$1,176.1	$143.1	12.2%
Research and development as a percentage of net revenue	32.3%	23.6%			33.5%	26.8%
Sales, general and administrative as a percentage of net revenue	9.8%	8.3%			10.7%	10.3%

Research and Development

Research and development expenses were $340.3 million and $284.2 million during the third quarter of fiscal years 2014 and 2013, respectively, an increase of $56.1 million, or 19.7%.  This increase was primarily due to an increase in compensation and benefits of $26.1 million, or 17%, an increase in development expenses of $6.5 million, primarily related to bring-up costs to support our next generation Tegra and GPU products,  a $12.1 million increase in facilities and IT support expense, and a $6.2 million increase in depreciation and amortization expense.

Research and development expenses were $999.2 million and $849.3 million during the first nine months of fiscal years 2014 and 2013, respectively, an increase of $149.9 million, or 17.7%.  This increase was primarily due to an increase in compensation and benefits of $79.0 million, or 17%, an increase in  development expenses of $18.8 million, primarily related to bring-up costs to support our next generation Tegra and GPU products,  a $30.8 million increase in facilities and IT support expense, and a $14.1 million increase in depreciation and amortization expense.

Sales, General and Administrative

Sales, general and administrative expenses were $103.1 million and $100.3 million during the third quarter of fiscal years 2014 and 2013, respectively, an increase of $2.9 million, or 2.9%. This increase was primarily due to an increase in headcount related expenses.

Sales, general and administrative expenses were $320.0 million and $326.8 million during the first nine months of fiscal years 2014 and 2013, respectively, a decrease of $6.8 million, or 2.1%. This decrease was primarily attributable to the absence of a $20.1 million charge for a charitable contribution and a charge of $3.1 million for a class action settlement in the prior fiscal year, offset by an increase in headcount related expenses, including compensation and benefit related increases.

Interest Income

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest income was $4.0 million and $4.7 million for the third quarter of fiscal years 2014 and 2013, respectively, a decrease of $0.7 million. Interest income was $13.0 million and $15.2 million for the first nine months of fiscal years 2014 and 2013, respectively, a decrease of $2.3 million. The decrease in interest income for these periods was primarily due to a lower average cash equivalent and marketable securities balance for the period ended October 27, 2013 as we liquidated a portion of our investment portfolio to fund the accelerated share repurchase transaction.

Other Expense, net

Other expense, net primarily consists of realized gains and losses on the sale of marketable securities and foreign currency translation. Other expense, net of other income was approximately flat at $3.5 million in the third quarter of fiscal year 2014 compared to $3.3 million in the third quarter of fiscal year 2013.

Other expense, net was $0.9 million in the first nine months of fiscal year 2014 and $4.0 million for the first nine months of fiscal year 2013, a decrease in expense of $3.1 million. This change was primarily a result of higher realized gains during the first nine months of fiscal year 2014 when compared to the prior year due to the liquidation of a portion of our investment portfolio to fund the accelerated share repurchase transaction of $750.0 million we entered into on May 14, 2013.

Income Taxes

We recognized income tax expense of $22.8 million and $48.3 million for the third quarter and first nine months of fiscal year 2014, respectively, and $44.5 million and $87.4 million for the third quarter and first nine months of fiscal year 2013, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 16.1% and 14.2% for the third quarter and first nine months of fiscal year 2014, respectively, and 17.6% and 18.4% for the third quarter and first nine months of fiscal year 2013, respectively.

The decrease in our effective tax rate compared to the prior year was primarily due to the benefit of the U.S. federal research tax credit which was re-enacted on January 2, 2013, or the fourth quarter of our fiscal year 2013, under the American Taxpayer Relief Act. The U.S. research tax credit was expired during the third quarter of fiscal year 2013. During the fourth quarter of fiscal year 2013, the credit was reenacted retroactively from December 31, 2011 through to December 31, 2013, with the entire benefit for all previous quarters required to be recognized in the fourth quarter. As a result, the third quarter of fiscal year 2013 reflects no tax benefit for the research tax credit and the third quarter of fiscal year 2014 includes the annualized benefit of a research tax credit (for the 11 months the law is in effect).

Our effective tax rate on income before tax for the first nine months of fiscal year 2014 of 14.2% and the first nine months of fiscal year 2013 of 18.4% were lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax, and for fiscal year 2014 due to the benefit of the U.S. federal research tax credit.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	As of October 27, 2013	As of January 27, 2013
	(In millions)
Cash and cash equivalents	$562.1	$732.8
Marketable securities	2,470.9	2,995.1
Cash, cash equivalents, and marketable securities	$3,033.0	$3,727.9

As of October 27, 2013, we had $3.03 billion in cash, cash equivalents and marketable securities, a decrease of $694.9 million from $3.73 billion as of January 27, 2013. This decrease was primarily due to the liquidation of a portion of our investment portfolio to fund the accelerated share repurchase transaction of $750.0 million we entered into on May 14, 2013. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions that are required to follow our investment policy, which requires the purchase of high grade investment securities and the diversification of asset type and includes certain limits on our portfolio duration.

	Nine Months Ended
	October 27,	October 28,
	2013	2012
	(In millions)
Net cash provided by operating activities	$434.4	$373.2
Net cash provided by (used in) investing activities	$293.7	$(602.6)
Net cash provided by (used in) financing activities	$(898.8)	$86.9

Operating activities

Operating activities provided cash of $434.4 million and $373.2 million during the first nine months of fiscal years 2014 and 2013, respectively.  The increase in cash provided by operating activities in the first nine months of fiscal year 2014 was primarily due to a decrease in our accounts receivable driven by strong collections and a decrease in inventory as we continue to tightly manage manufacturing production, offset by lower net income and changes in operating liabilities in the first nine months of fiscal year 2014 when compared to the first nine months of fiscal year 2013.

Investing activities

Investing activities consisted primarily of purchases, sales and maturities of marketable securities and purchases of property and equipment, which include leasehold improvements for our facilities, test equipment and computer hardware, as well as intangible assets. Investing activities provided cash of $293.7 million and used cash of $602.6 million during the first nine months of fiscal years 2014 and 2013, respectively. The increase in cash provided by investing activities during the first nine months of fiscal year 2014 was primarily the result of the liquidation of a portion of our investment portfolio to fund the accelerated share repurchase transaction of $750.0 million that was entered into on May 14, 2013. This was offset by increased purchases of property and equipment, intangible assets and the purchase of certain assets of a business when compared to the prior fiscal year.

Financing activities

Financing activities used cash of $898.8 million and provided cash of $86.9 million during the first nine months of fiscal years 2014 and 2013, respectively.  The shift to net cash used by financing activities from cash provided by financing activities was primarily due to the utilization of our cash for stockholder capital return initiatives that began in the fourth quarter of fiscal year 2013. We repurchased $100.0 million of our common stock in the first quarter of fiscal year 2014, completed an accelerated share repurchase transaction of $750.0 million in the third quarter of fiscal year 2014, and made total cash dividend payments of $133.0 million during the first nine months of fiscal year 2014.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds, asset-backed securities and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars.

All of our cash equivalents and marketable securities are treated as “available-for-sale”. Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our statement of operations due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax, and net realized gains and losses recorded in other expense, net, on the Condensed Consolidated Statement of Income.

As of October 27, 2013 and January 27, 2013, we had $3.03 billion and $3.73 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 27, 2013, we were in compliance with our investment policy.  As of October 27, 2013, our investments in government agencies and government-sponsored enterprises represented approximately 53% of our total investment portfolio, while the financial sector accounted for approximately 24% of our total investment portfolio. All of our investments are with A/A2 or better rated securities.

We performed an impairment review of our investment portfolio as of October 27, 2013. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the third quarter of fiscal year 2014.

Net realized gains for the third quarter and the first nine months of fiscal year 2014 were $0.1 million and $1.8 million, respectively. Net realized gains for the third quarter and the first nine months of fiscal year 2013 were $0.1 million and $0.4 million, respectively. As of October 27, 2013, we had a net unrealized gain of $6.1 million, which was comprised of gross unrealized gains of $7.5 million, offset by gross unrealized losses of $1.4 million. As of January 27, 2013, we had a net unrealized gain of $10.9 million, which was comprised of gross unrealized gains of $11.7 million, offset by $0.8 million of gross unrealized losses.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses, and to downturns in the industry and the worldwide economy. Two customers accounted for approximately 36% of our accounts receivable balance at October 27, 2013. While we strive to limit our exposure to uncollectible accounts receivable using a combination of credit insurance and letters of credit, difficulties in collecting accounts receivable could materially and adversely affect our financial condition and results of operations. These difficulties are heightened during periods when economic conditions worsen. We continue to work directly with more foreign customers and it may be difficult to collect accounts receivable from them. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, we may be required to defer revenue recognition on sales to affected customers, and we may be required to pay higher credit insurance premiums, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside the United States may be repatriated to the United States.  However, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. Federal income tax at rate of 35% less utilization of any net operating loss carryforwards, and further offset by any applicable research and foreign tax credits, plus any state income taxes on such income.  Repatriation of some foreign balances may be restricted by local laws.

Dividend payments and any stock repurchases must be made from cash held in the United States.  In the first nine months of fiscal year 2014, we made total cash dividend payments of $133.0 million and repurchased $850.0 million of our common stock, utilizing a significant amount of our U.S. cash balance previously taxed as of the end of the third quarter of fiscal year 2014.  For any future significant share repurchases, we anticipate that we would either need to repatriate cash and incur U.S. income tax or access external sources for financing.

Stock Repurchase Program

As of October 27, 2013, our Board of Directors' had authorized us, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $2.7 billion through December 2014. On November 4, 2013, our Board extended the program through January 2016 and authorized an additional $1.0 billion under the repurchase program. Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding this subsequent event.
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
As part of the repurchase program, on May 14, 2013, we executed a $750.0 million accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co.that was completed on October 22, 2013. Under the ASR, we repurchased 51.5 million shares in aggregate at an average price of $14.56 per share, of which 36.9 million shares were delivered in the second quarter of fiscal year 2014 and 14.6 million shares were delivered in the third quarter of fiscal year 2014.  The shares delivered resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. As of October 27, 2013, shares delivered from the ASR have been placed into treasury stock.
Through October 27, 2013, we have received an aggregate of 159.0 million shares under our stock repurchase program for a total cost of $2.41 billion.  As of October 27, 2013, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $285.7 million which subsequently increased to $1.29 billion on November 4, 2013 as a result of our Board of Directors' authorization of an additional $1.0 billion under our repurchase program and an extension of the program through January 2016. Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding this subsequent event.
Cash Dividend Program

During the first nine months of fiscal year 2014, we paid $133.0 million in dividends to our common stockholders. On November 7, 2013, we announced a 13% increase in our quarterly cash dividend to $0.085 per share, or $0.34 per share on an annual basis from $0.075 per share, or $0.30 per share on an annual basis. We also declared to pay our next quarterly cash dividend on December 13, 2013, to all stockholders of record on November 21, 2013.

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

Operating Capital and Capital Expenditure Requirements

In November 2013, we announced our intent to return $1.0 billion in capital to our shareholders in fiscal year 2015 through a combination of stock repurchases and quarterly dividend payments. We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, cash dividend and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. For example, if we require access to cash balances maintained outside of the U.S for any significant share repurchases, we anticipate that we would either need to repatriate cash and incur U.S. income tax or access external sources for financing. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

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

Contractual Obligations

As of October 27, 2013, we had outstanding inventory purchase obligations totaling approximately $383.7 million.  In addition, in October 2013, we committed to a long term electronic design and automation license of $104.6 million payable over three years. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of October 27, 2013, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of October 27, 2013 and January 27, 2013, we had $3.03 billion and $3.73 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds, asset-backed securities and debt securities of corporations, municipalities and the United States government and its agencies. As of October 27, 2013, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of October 27, 2013, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of approximately $15.7 million.

The financial turmoil that affected the banking system and financial markets and increased the possibility that financial institutions might consolidate or go out of business resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of October 27, 2013, our investments in government agencies and government-sponsored enterprises represented approximately 53% of our total investment portfolio, while the financial sector accounted for approximately 24% of our total investment portfolio. All of our investments are with A/A2 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2% - 5%, fair market values for these investments would decline by approximately $39.8 - $99.6 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency re-measurement are included in “Other expense, net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction loss included in determining net income for the third quarter of fiscal years 2014 and 2013 was $1.6 million and $3.0 million, respectively. During the first nine months of fiscal years 2014 and 2013, the aggregate foreign currency exchange gain or loss included in determining net income was a $2.8 million gain and a $1.0 million loss, respectively. Currently, revenue and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at October 27, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 27, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The success of our business depends to a significant extent on our ability to achieve consumer and market acceptance of our new products and enhancements to our existing products and identify and enter new markets, such as cloud-based computing appliances, servers, automotive technology, smartphones, tablets, video game consoles, and other similar consumer electronic devices. The markets for our products and technologies are characterized by unpredictable and sometimes rapid shifts in the popularity of products, often caused by the publication of competitive industry benchmark results, changes in pricing of dynamic random-access memory devices and other changes in the total system cost of add-in boards, or AIBs, as well as by severe price competition and by frequent new technology and product introductions. Broad consumer and market acceptance is difficult to achieve and such consumer and market acceptance, if achieved, is difficult to sustain due to intense competition and frequent new technology and product introductions.  Our success in achieving consumer and market acceptance will depend in part on our ability to cultivate new industry relationships and improve the functionality of our products as the number of internet-connected devices increases. If we do not successfully achieve or maintain consumer and market acceptance for our products and enhancements or identify and enter new markets, our ability to compete and maintain or increase revenues will suffer.

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
We sell our products to a limited number of customers and our business could suffer if we lose any of these customers.
We receive a significant amount of our revenue from a limited number of customers. Revenue from significant customers, those representing 10% or more of total revenue, was approximately 11% of our total revenue from one customer and approximately 21% of our total revenue from two customers for the third quarter and first nine months of fiscal year 2014, respectively. Revenue from significant customers was approximately 14% and 12%, respectively, of our total revenue from one customer for the third quarter and first nine months of fiscal year 2013.  Approximately 36% of our accounts receivable balance was from two customers as of October 27, 2013, and approximately 40% of our accounts receivable balance was from three customers as of January 27, 2013. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and obtain credit insurance over the purchasing credit extended to certain customers. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and as a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.
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
Our operating expenses are relatively fixed and largely independent of revenue. Therefore, it is difficult for us to accurately forecast profits or losses in any particular period.  Our operating expenses, which consist of research and development expenses and sales, general and administrative expenses, represented 42.1% and 44.2% of our total revenue for the third quarter and first nine months of fiscal 2014, respectively and 31.9% and 37.1% of our total revenue for the third quarter and first nine months of fiscal 2013, respectively. Since we often recognize a substantial portion of our revenue in the last month of each quarter, it is also difficult to accurately forecast revenue and we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter. Further, some of our operating expenses, like stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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
Our business is directly affected by market conditions in the highly cyclical semiconductor industry. The semiconductor industry has been adversely affected by many factors, including the global downturn that started in the second half of 2008, ongoing efforts by our customers to reduce their spending, diminished product demand, increased inventory levels, lower average selling prices, uncertainty regarding long-term growth rates and underlying financial health and increased competition. These factors, could, among other things, limit our ability to maintain or increase our sales or recognize revenue and in turn adversely affect our business, operating results and financial condition.  If our actions to reduce our operating expenses to sufficiently offset these factors when they occur are unsuccessful, our operating results will suffer.
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
We conduct our business worldwide.  Our semiconductor wafers are manufactured, assembled, tested and packaged by third-parties located outside of the United States and Other Americas.  We generated 74% of our revenue for both the third quarter and first nine months of fiscal 2014 and 72% and 75% of our revenue for the third quarter and first nine months of fiscal 2013, respectively, from sales to customers outside the United States and Other Americas.  As of October 27, 2013, we had offices in 16 countries outside of the United States.  The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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

Our international operations in Brasil, China, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, Russia, Sweden, Switzerland, Taiwan, United Arab Emirates and the United Kingdom are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management's attention and other resources, any of which could negatively impact our operating results.
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
Our cash equivalent and marketable securities portfolio as of October 27, 2013 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, money market funds, asset-backed securities and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of October 27, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
We are subject to litigation which, if determined adversely to us, could harm our business.
 We are engaged in litigation with parties related to our acquisition of 3dfx in 2001. In addition, in September, October and November 2008, several putative securities class action lawsuits were filed against for alleged defects in our previous generation MCP and GPU products. As of October 27, 2013, we recorded a total cumulative net warranty charge of $475.9 million, of which $466.4 million has been charged against cost of revenue, to cover anticipated customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products shipped after July 2008 and used in notebook configuration. The previous generation MCP and GPU products that are impacted were included in a number of notebook products that were shipped and sold in significant quantities. Certain notebook configurations of these MCP and GPU products failed in the field at higher than normal rates. Testing suggests a weak material set of die/package combination, system thermal management designs, and customer use patterns are contributing factors for these failures.  We have worked with our customers to develop and have made available for download a software driver to cause the system fan to begin operation at the powering up of the system and reduce the thermal stress on these chips. We have also recommended to our customers that they consider changing the thermal management of the products in their notebook system designs. Although we believe this issue has been nearly fully remediated, we remain committed to fully support our customers in their repair and replacement of these impacted products that fail, and their other efforts to mitigate the consequences of these failures. We continue to not see any abnormal failure rates in any systems using NVIDIA products other than certain notebook configurations. However, we are continuing to test and otherwise investigate other products. There can be no assurance that we will not discover defects in other products. Please refer to Note 11 of the Notes to the Consolidated Financial Statements for further details on these lawsuits.

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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with generally accepted accounting principles in United States of America, or U.S. GAAP. Stock-based compensation expense was $34.3 million and $100.1 million for the third quarter and first nine months of fiscal 2014, respectively and $33.1 million and $100.9 million for the third quarter and first nine months of fiscal 2013, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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
Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of our Board of Directors' to create and issue preferred stock without prior stockholder approval;

•	the prohibition of stockholder action by written consent;

•	a classified Board of Directors', which will become fully declassified from and after our 2014 Annual Meeting of Stockholders; and

•	advance notice requirements for director nominations and stockholder proposals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors' authorized us, subject to certain specifications, to repurchase shares of our common stock.  Most recently, in November 2013, the Board extended the previously authorized repurchase program of $2.7 billion, through January 2016 and authorized an additional $1.0 billion under the repurchase program. Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding this subsequent event.
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
Through October 27, 2013, we have received an aggregate of 159.0 million shares under our stock repurchase program for a total cost of $2.41 billion.  As of October 27, 2013, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $285.7 million, which subsequently increased to $1.29 billion in November 2013 as a result of our Board of Director's authorization of an additional $1.0 billion under our repurchase program and an extension of the program through January 2016. Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding this subsequent event and Note 12 of the Notes to the Condensed Consolidated Financial Statements for further disclosure regarding the accelerated share repurchase program.
The following table presents details of our share repurchase transactions during the three months ended October 27, 2013 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 29, 2013 - August 26, 2013	—	—	—	$285.7
August 27, 2013 - September 23, 2013	—	—	—	$285.7
September 24, 2013 - October 27, 2013	14.6	—	14.6	$285.7
Total	14.6		14.6
(1) On May 14, 2013, NVIDIA executed an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co., or Goldman, such that we paid Goldman $750.0 million and Goldman delivered to us 36.9 million shares on May 16, 2013 and 14.6 million shares on October 22, 2013, upon final settlement of the ASR. The average price we ultimately paid per share under the ASR was $14.56. However, because the shares delivered to the Company in the third quarter of fiscal year 2014 occurred without further cash payment, the average price paid per share in the table above is nil.
(2) On November 7, 2013, the Board extended the previously authorized repurchase program of $2.7 billion through January 2016 and authorized an additional $1.0 billion under the repurchase program. Therefore, as of the date of this Form 10-Q filing, NVIDIA is authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.29 billion through January 2016.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	000-23985	10.1	September 16, 2013
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 19, 2013

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	000-23985	10.1	September 16, 2013
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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