Form 10-K
period 2014-01-26
NVIDIA CORP
filed 2014-03-13
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 26, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 26, 2013 was approximately $7.82 billion (based on the closing sales price of the registrant's common stock as reported by the NASDAQ Global Select Market on July 26, 2013). This calculation excludes approximately 27,595,765 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of common stock outstanding as of March 7, 2014 was 554,241,412.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

© 2014 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, GeForce, NVIDIA Fermi, ICERA, Kepler, Quadro, Tesla, Tegra, NVIDIA GRID are trademarks and/or registered trademarks of NVIDIA Corporation in the U.S. and other countries.

PART I

ITEM 1. BUSINESS

Our Company
NVIDIA is a visual computing company. In a world increasingly filled with visual displays, our graphics technologies let our customers interact with the world of digital ideas, information and entertainment with an efficiency that no other communication medium can match.
Our strategy is to be the world leader in visual computing. We target applications in each of the major computing platforms - PC, cloud, mobile - where we can create value. Our target markets are gaming, design and visualization, high performance computing, or HPC, and data center, and automotive and smart devices. We deploy business models we believe are best suited for each application, whether IP, chips, systems, or NVIDIA-branded devices and services.
We have long been known for bringing video games to life with our PC graphics chips. With our invention of the GPU, we introduced the world to the power of programmable shading, which defines modern computer graphics. Today, we reach well beyond PC graphics and games. Our energy-efficient processors are at the heart of products ranging from smartphones to automobiles to supercomputers. We believe in leveraging our processors and visual computing expertise to create differentiated products.
PC gamers choose our GPUs to enjoy immersive fantasy worlds. Our Tegra system-on-a-chip, or SOC, processors power smartphones, tablets and automobile infotainment systems. Professional designers use our GPUs to create visual effects in movies and design everything from audio headsets to commercial aircraft. Supercomputers take advantage of the massively parallel processing capabilities of our GPUs to accelerate a wide range of important applications, from simulations of viruses to weather forecasting and global oil exploration.
NVIDIA's research and development in visual computing has yielded approximately 7,000 patent assets, including inventions essential to modern computing.
Our businesses are based on two technologies with a consistent underlying graphics architecture: the GPU and the Tegra processor.
GPUs, each with billions of transistors, are the engines of visual computing and among the world's most complex processors. We have GPU product brands aimed at specific users and applications: GeForce for gamers; Quadro for designers; Tesla for researchers; and GRID for cloud-based graphics.

•
In gaming, GPUs enhance the gaming experience on PCs by improving the visual quality of graphics, increasing the frame rate for smoother gameplay and improving realism by replicating the behavior of light and physical objects.

•
For designers, GPUs improve productivity and introduce new capabilities. For example, an architect designing a new building in a CAD package can interact with the model in real time, the model can be more detailed, and photo realistic renderings can be generated for the client.

•	Researchers can use GPUs to run their simulations faster while consuming less power, increasing the accuracy of weather forecasts, or pricing financial derivatives more quickly.

•	GRID uses GPUs to deliver graphics performance remotely, from the cloud. Uses include gaming, professional applications provided as a service (SaaS) and improving Citrix and VMware installations.
The Tegra processor is a SOC integrating an entire computer on a single chip. Tegra processors incorporate GPUs and multi-core CPUs together with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Our Tegra SOC conserves power while delivering state-of-the-art graphics and multimedia processing.
Tegra runs devices like smartphones, tablets and PCs; it can also be embedded into smart devices, such as televisions, monitors, set-top boxes, gaming devices and cars. SHIELD, our Android gaming device based on Tegra, contains proprietary NVIDIA-developed software and system technologies and leverages our deep partnerships with game developers.

Headquartered in Santa Clara, California, we were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Our Businesses
Our two reporting segments - GPU and Tegra Processor - leverage a single, unified architecture. On this foundation, we build technologies for each of the major computing platforms - PC, cloud, mobile.  We create differentiated brands to target large markets - Gaming, Design and Visualization, HPC and Data Center, and Automotive and Smart Devices - where visual computing is challenging.
Businesses            NVIDIA Brands and Product Lines
GPU

•	GeForce for consumer desktop and notebook PCs

•	Quadro for professionals working in computer-aided design, video editing, special effects and other applications

•	Tesla for supercomputing and big data applications

•	GRID to provide the power of NVIDIA graphics through the cloud

Tegra Processor

•	Tegra processors for smartphones, tablets, gaming devices, other computer devices such as Windows RT-based devices, set-top boxes, chromebooks, clamshells, and others

•	Icera baseband processors and radio frequency (RF) transceivers for mobile connectivity

•	Tegra NOTE, a complete tablet platform based on Tegra 4

•	Tegra VCM, a Tegra-based vehicle computing module that integrates an entire automotive computer into a single component

•	SHIELD, an Android gaming device optimized to help users enjoy digital content in the cloud

In addition, we have also announced an IP licensing initiative designed to bring our GPU technology to new markets.

Our Markets
We are focused on markets in which visual computing is important, such as gaming, design and visualization, HPC and data center, and automotive and smart devices.

Gaming

We focus on open platforms - PCs, mobile devices and the cloud. We build processors to deliver the best graphics for a great gaming experience, sophisticated 3D software and algorithms that are incorporated into games, and technology that enables games to be played remotely from the cloud.
Our products for the gaming market include: GeForce GTX GPUs for PC gaming; Tegra processors for mobile devices; the GRID visual computing appliance, which streams games from the cloud to connected devices; and SHIELD. These products can be enjoyed independently or in conjunction with each other to connect the gaming experience across platforms. For example, gamers can use SHIELD to play Android games or stream games from a PC with a GeForce processor; or they can stream games from a GRID gaming server to their PC or TV.
Design and Visualization
Our strategy is to serve as our customers' most trusted graphics partner, working closely with independent software vendors to optimize their offerings for NVIDIA GPUs. Our visual computing solutions enhance productivity for critical parts of the workflow of major industries, ranging from automotive, to film and television broadcast.
Visual computing is vital to productivity in many environments:

•	Design and Manufacturing - including computer-aided design, architectural design, consumer-products manufacturing, medical instrumentation, and science and aerospace

•	Media and Entertainment - including professional video editing and movie post production, special effects for movies and television, advertising, and virtual sets for broadcast

•
Virtual Desktop Infrastructure (VDI) - many enterprises choose to virtualize their IT infrastructure using software from companies such as Citrix and VMware; for these environments, NVIDIA GRID hardware and software can significantly improve the end-user experience

NVIDIA brands for this market include Quadro GPUs for workstations and GRID for enterprise VDI.
NVIDIA Quadro GPUs enhance the productivity of designers by improving performance and adding functionality, such as photorealistic rendering for computer-aided design workstations. Other applications include professional video editing, generating special effects in movies and creating virtual sets for broadcast.
GRID makes it possible to run graphics-intensive applications remotely on a server in the datacenter, instead of locally on a PC or workstation. Applications include accelerating virtual desktop infrastructures and delivering graphics-intensive applications from the cloud.
HPC and Data Center
Our strategy for the HPC and data center market is to serve demand for big data analytics, including aerospace simulation, molecular dynamics, bio-science simulations of viruses, oil and gas exploration.
NVIDIA Tesla applies the parallel-processing capability of GPUs to general-purpose computing problems, greatly increasing performance and power efficiency over CPU-only solutions. Tesla-based servers and supercomputers increase the speed of applications used in bio-science research, mechanical and fluid simulations, energy exploration, computational finance and in big data analytics.

Automotive and Smart Devices
The foundation of our mobile computing strategy is the Tegra processor, which harnesses our expertise in computer chip, software and system design, while leveraging our world-leading expertise in visual computing.
The mobile market is more than smartphones. The combination of Tegra and our significant computing software assets enables us to address the many new markets for connected smart devices. For example, millions of cars are sold each year, and all, we believe, will eventually include multiple smart devices similar to Tegra-based computers that augment our driving experience. They will ensure our safety and the safety of those around us, search and navigate to destinations through heads-up displays, and enhance our comfort and enjoyment. Cars will be connected to our mobile devices. They may someday drive themselves out of parking garages to meet their owners, with the seat and temperature already set to their liking. These features could be enabled by sophisticated navigation and infotainment systems, as well as next-generation safety and driver-assistance systems.
Increasingly, devices are becoming smarter and more connected. There will be smart TVs that respond to voice and gesture commands, smart monitors powered by Android making a PC optional, and watches and jewelry that recognize voice commands and make calls. Our mobile vision is to put Tegra into every device where visual computing is valued.
Our Strategies
Extend Technology Leadership in Visual Computing. We believe that visual computing is fundamental to the continued expansion of computing and essential to new computing experiences that define the future of computing. We apply our expertise in these areas to enhance the user experience for consumer entertainment and professional visualization applications. We focus our significant R&D depth and scale to extend our visual computing leadership.
Enable and Deliver the World's Best Gaming Experiences. By focusing on open platforms and end-to-end experiences, we aim to bring the highest fidelity and quality to any gaming device. We have a broad portfolio of products and technologies optimized for gamers - GPUs and software, mobile SOCs, value-added solutions such as GeForce Experience and TegraZone, differentiated devices like SHIELD, and technologies and appliances for high-quality streaming in GRID.
Revolutionize Computing with the Parallel Processing Capability of the GPU. NVIDIA CUDA is a general purpose parallel computing platform that leverages the thousands of massively parallel processors inside an NVIDIA GPU to solve many complex computational problems in a fraction of the time required by a CPU and at a fraction of the power consumption. We work with developers worldwide who write programs for the CUDA platform using various high-level programming languages. Developers are able to accelerate applications in areas ranging from molecular dynamics to image processing, derivatives modeling for financial risk analysis and big data analytics.
Extend our Visual Computing Leadership into Mobile and Cloud Computing Platforms. Mobile, cloud and SaaS are driving changes in the computer industry. We believe visual computing will be a key component in this new computing paradigm. We want to enable interactive graphics applications like games, movie and photo editors, and design software to be accessed from any computer and from anywhere. We also believe that the user experience in VDIs, such as those enabled by Citrix and VMware, should be indistinguishable from traditional, non-virtual, environments.
Leverage our Processors and Visual Computing Expertise to Create Differentiated Devices. We leverage our significant R&D depth and scale to create differentiated products, including SHIELD. SHIELD is intended to attract modern gamers who want to play on open platforms. We believe SHIELD also enhances the strategic position of Tegra, for example, by attracting more games to TegraZone, which will in turn make every Tegra-powered device more enjoyable.
Use Our Intellectual Property and Resources to Enter into License and Development Contracts. We believe our intellectual property portfolio is a valuable asset than can be monetized by licensing our technology to customers that desire to build such capabilities directly into their own products. Such license and development arrangements may further enhance the reach of our graphics and mobile technology.

Sales and Marketing
Our worldwide sales and marketing strategy is key to our objective to become the leading supplier of high-performance and efficient GPUs and mobile SOC products. Our sales and marketing teams work closely with each industry's respective original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, system builders, motherboard manufacturers, add-in board manufacturers, or AIBs, and industry trendsetters, collectively referred to as our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist our Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are keys to improving our Channel's time-to-market, maintaining a high level of customer satisfaction within our Channel and fostering relationships that encourage customers to use the next generation of our products.
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
As a result of our Channel strategy, a small number of our customers represent the majority of our revenue. However, their end customers consist of a large number of OEMs and system builders throughout the world.  Sales to our largest customer accounted for 11% of our total revenue for fiscal year 2014.
To encourage software title developers and publishers to develop games optimized for platforms utilizing our products and enterprise applications optimized for our GPUs, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel interact with and visit key software developers to promote and discuss our products, as well as to ascertain product requirements and solve technical problems. Our developer program makes certain that our products are available to developers prior to volume availability in order to encourage the development of software applications and game titles that are optimized for our products.
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
Seasonality
Our GPU and Tegra processor products serve many markets from consumer PC gaming to enterprise workstations to government and service provider cloud datacenters; however, a majority of our revenue is consumer focused. Our consumer products have typically seen stronger revenue in the second half of our fiscal year. However, there can be no assurance that this trend will continue.

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
We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., JSI Logistics Ltd., King Yuan Electronics Co., Ltd. and Siliconware Precision Industries Company Ltd. to perform assembly, testing and packaging of most of our products. We purchase substrates from IbidenCo., Ltd., Nanya Technology Corporation, and Unimicron Technology Corporation.
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
Inventory and Working Capital

We focus considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and then using our industry experience to forecast demand on a product-by-product basis. We then place manufacturing orders for our products that are based on forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. We generally maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules. A substantial amount of our inventories are maintained as semi-finished products that can be leveraged across a wide range of our processors to balance our customer demands.

Our existing cash and marketable securities balances increased by 25.3% to $4.67 billion at the end of fiscal year 2014 compared with the end of fiscal year 2013, primarily due to our issuance of $1.5 billion in Convertible Senior Notes in December 2013. We believe that these balances and our anticipated cash flows from operations will be sufficient to meet our operating, acquisition, capital purchases and our intended capital return to shareholders needs for at least the next twelve months.

Research and Development

We believe that the continued introduction of new and enhanced products designed to deliver leading visual computing technology including 3D graphics, HD video, audio, ultra-low power consumption and SOC architectures is essential to our future success. Our research and development strategy is to focus on concurrently developing multiple generations of GPUs and Tegra Processors, including GPUs for high-performance computing, and Tegra SOCs for SHIELD and other mobile products using independent design teams. Our research and development efforts are performed within specialized groups consisting of software engineering, hardware engineering, very large scale integration design engineering, process engineering, architecture and algorithms. These groups act as a pipeline designed to allow the efficient simultaneous development of multiple generations of products.

A critical component of our product development effort is our partnerships with leaders in the computer-aided design industry. We invest significant resources in the development of relationships with industry leaders, often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and other manufacturers. We believe in leveraging our significant R&D depth and scale to create differentiated products.

As of January 26, 2014, we had 6,384 full-time employees engaged in research and development. During fiscal years 2014, 2013 and 2012, we incurred research and development expense of $1,335.8 million, $1,147.3 million and $1,002.6 million, respectively.

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

Our current competitors include:

•
suppliers of discrete and integrated GPUs, including supercomputers and chipsets that incorporate 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, and Intel Corporation;

•
suppliers of SOC products that support tablets, smartphones, and PCs as well as products that are embedded into smart devices such as televisions, monitors, set-top boxes, gaming devices and automobiles, such as AMD, ARM Holdings plc, or ARM, Broadcom Corporation, Freescale Semiconductor Inc., HiSilicon Technologies Co., Ltd., Imagination Technologies Ltd., Intel, Marvell Technology Group Ltd., Mediatek, Qualcomm Incorporated, Renesas Technology Corp., Samsung Electronics Co. Ltd., ST Microelectronics, and Texas Instruments Incorporated;

•	licensors of graphics technologies, such as ARM and Imagination Technologies Group plc.; and

•
suppliers of cellular basebands, such as Broadcom Corporation, HiSilicon Technologies Co., Ltd., Intel, Marvell Technology Group Ltd., Mediatek, Qualcomm Incorporated, Samsung Electronics Co. Ltd., and Spreadtrum Communications Co., Ltd.

If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. We expect substantial competition from both Intel's and AMD's, strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by Intel's CPUs with integrated graphics and AMD's accelerated processing unit, or APU, products. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted.
Patents and Proprietary Rights
We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from April 2014 to September 2033. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

•	the location in which our products are manufactured;

•	our strategic technology or product directions in different countries;

•	the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions; and

•	the commercial significance of our operations and our competitors' operations in particular countries and regions.

We have also licensed technology from third parties for incorporation in some of our products and for defensive reasons, and expect to continue to enter into such license agreements.

Employees

As of January 26, 2014, we had 8,808 employees, 6,384 of whom were engaged in research and development and 2,424 of whom were engaged in sales, marketing, operations and administrative positions.

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

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and their positions as of March 7, 2014:

Name	Age	Position
Jen-Hsun Huang	51	President, Chief Executive Officer and Director
Colette M. Kress	46	Executive Vice President and Chief Financial Officer
Ajay K. Puri	59	Executive Vice President, Worldwide Sales
David M. Shannon	58	Executive Vice President, Chief Administrative Officer and Secretary
Debora Shoquist	59	Executive Vice President, Operations

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

Colette M. Kress joined NVIDIA in September 2013 as Executive Vice President and Chief Financial Officer. Prior to NVIDIA, Ms. Kress most recently served as Senior Vice President and Chief Financial Officer of the Business Technology and Operations Finance organization at Cisco Systems, Inc., a networking equipment company, since 2010. At Cisco, Ms. Kress was responsible for financial strategy, planning, reporting and business development for all business segments, engineering and operations. From 1997 to 2010 Ms. Kress held a variety of positions at Microsoft Corporation, a software company, including, beginning in 2006, Chief Financial Officer of the Server and Tools division, where Ms. Kress was responsible for financial strategy, planning, reporting and business development for the division. Prior to joining Microsoft, Ms. Kress spent eight years at Texas Instruments Incorporated, a semiconductor company, where she held a variety of finance positions. Ms. Kress holds a B.S. degree in Finance from University of Arizona and an M.B.A. degree from Southern Methodist University.

Ajay K. Puri joined NVIDIA in December 2005 as Senior Vice President, Worldwide Sales and became Executive Vice President, Worldwide Sales in January 2009. Prior to NVIDIA, he held positions in sales, marketing, and general management over a 22-year career at Sun Microsystems, Inc., a computing systems company. Mr. Puri previously held marketing, management consulting, and product development positions at Hewlett-Packard Company, an information technology company, Booz Allen Hamilton Inc., a management and technology consulting company, and Texas Instruments. Mr. Puri holds a B.S.E.E. degree from the University of Minnesota, an M.S.E.E. degree from the California Institute of Technology and an M.B.A. degree from Harvard Business School.

David M. Shannon serves as Executive Vice President, Chief Administrative Officer and Secretary of NVIDIA.  In this role, he is responsible for NVIDIA’s legal and human resources functions, as well as intellectual property licensing. Mr. Shannon joined NVIDIA in August 2002 as Vice President and General Counsel. Mr. Shannon became Secretary of NVIDIA in April 2005, a Senior Vice President in December 2005 and an Executive Vice President in January 2009.  In January 2013, Mr. Shannon also became the head of Human Resources.  Mr. Shannon was promoted to the role of Chief Administrative Officer in January 2014. From 1993 to 2002, Mr. Shannon held various counsel positions at Intel, most recently the position of Vice President and Assistant General Counsel. Mr. Shannon also practiced for eight years in the law firm of Gibson Dunn and Crutcher, focusing on complex commercial and high-technology related litigation. Mr. Shannon holds B.A. and J.D. degrees from Pepperdine University.

Debora Shoquist joined NVIDIA in September 2007 as Senior Vice President of Operations and became Executive Vice President of Operations in January 2009. From 2004 to 2007, Ms. Shoquist served as Executive Vice President of Operations at JDS Uniphase Corporation, a provider of communications test and measurement solutions and optical products for the telecommunications industry. From 2002 to 2004, Ms. Shoquist served as Senior Vice President and General Manager of the Electro-Optics business at Coherent, Inc., a manufacturer of commercial and scientific laser equipment. Ms. Shoquist’s experience includes her role at Quantum Corporation, a data protection company, as the President of the Personal Computer Hard Disk Drive Division. Ms. Shoquist’s experience also includes senior roles at Hewlett-Packard. Ms. Shoquist holds a B.S. degree in Electrical Engineering from Kansas State University and a B.S. degree in Biology from Santa Clara University.

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
We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share. Furthermore, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. In order to effectively compete we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. In order to remain competitive and meet the demands of the markets we serve, we expect to devote a substantial portion of our resources to research and development. Our ability to compete will depend on, among other factors, our ability to:

•	continue to keep pace with technological developments;

•	develop and introduce new products, services, technologies and enhancements on a timely basis;

•	transition our semiconductor products to increasingly smaller line width geometries;

•	obtain sufficient foundry capacity and packaging materials; and

•	succeed in significant foreign markets, such as China and India.
If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer.     If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. We expect substantial competition from both Intel and AMD's, strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by Intel's CPUs with integrated graphics and AMD's APU product. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted. Despite the use of these integrated CPUs, personal computer, or PC, builders and consumers have continued to embrace discrete GPUs to provide higher performance. If integrated CPUs offer a more compelling value proposition in the future, PC builders and consumers may move away from the use of discrete GPUs, which could adversely affect our business and cause our financial results to decline.
We are implementing a business strategy to license our GPU cores and visual computing patent portfolio to device manufacturers. Although we have engaged in licensing in the past, we are now engaging a broader market with new and existing competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot be assured of the extent of the demand for licenses to our GPU cores or other elements of our visual computing patent portfolio, or that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets.

Our business results could be adversely affected if the identification and development of new products is delayed or unsuccessful.
In order to maintain or improve our financial results, we will need to continue to identify and develop new products and enhancements to our existing products in a timely and cost-effective manner. The process of developing new products and services and enhancing existing products and services is highly complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technology trends could adversely affect our business. We must make multi-year investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our new products and technologies.  It is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues.   Even if we introduce new and enhanced products to the market, we may not be able to achieve consumer and/or market acceptance of them in a timely manner.

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
We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. In addition, in the past, we have faced challenges in managing product transitions from older to newer products resulting in obsolete inventory. Our failure to successfully develop and introduce new products and technologies or identify new uses for existing or future products could result in rapidly declining average selling prices, reduced demand for our products or loss of market share, any of which could harm our competitive position and cause our revenue, gross margin and overall financial results to suffer.
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
We believe achieving design wins, which entails having our existing and future products chosen for hardware components or subassemblies designed by original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and AIB and motherboard manufacturers, is an integral part of our future success. Our OEM, ODM, and AIB and motherboard manufacturers' customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. Accordingly, when our customers are making their design decisions, our existing products must have competitive performance levels or we must timely introduce new products in order to be included in our customers' new system configurations. This requires that we:

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
We do not manufacture the silicon wafers used for our products and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to manufacture our semiconductor wafers using their fabrication equipment and techniques. A substantial portion of our wafers are supplied by TSMC. The foundries, which have limited capacity, also manufacture products for other semiconductor companies, including some of our competitors.  Because we do not have long-term commitment contracts with any of these foundries, they do not have an obligation to provide us with any set pricing or minimum quantity of product at any time except as may be provided in a specific purchase order.   Most of our products are only manufactured by one foundry at a time.  In times of high demand, the foundries could choose to prioritize their capacity for other companies, reduce or eliminate deliveries to us, or increase the prices that they charge us.  If we are unable to meet customer demand due to reduced or eliminated deliveries or have to increase the prices of our products, we could lose sales to customers, which would negatively impact our revenue and our reputation.
Furthermore, our third-party foundries may not be able to develop, obtain or successfully implement high quality, leading-edge process technologies, including transitions to smaller geometry process technologies, needed to manufacture our products profitably or on a timely basis. If our third-party foundries experience manufacturing inefficiencies, we may fail to achieve acceptable yields or experience product delivery delays. For example, due to capacity constraints at TSMC of our 28 nanometer Kepler GPUs in the first quarter of fiscal year 2013, we were unable to fulfill customer demand for our high-end desktop GPU products, and as our sales mix shifted to our mainstream desktop GPU products, revenue and gross margins for the first quarter of fiscal year 2013 were negatively impacted compared to the prior quarter.
Because the lead-time needed to establish strategic relationships with new manufacturing partners and achieve initial production could be over a year, we do not have a readily available alternative source of supply for our products. In addition, the time and effort to qualify a new foundry would result in additional expense and diversion of resources, and could result in lost sales, any of which would negatively impact our financial results. We believe that long-term market acceptance for our products will depend on reliable relationships with the third-party manufacturers we use to ensure adequate product supply and competitive pricing to respond to customer demand.
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
Our customer base includes companies in a wide range of end-user markets, but we generate a significant amount of revenue from sales to consumers of communications- and PC-related products. Within these end-user markets, a large portion of our revenue is generated from sales to consumers in the smartphone, tablet and PC markets, including professional workstations. Decline in one or several of these end-user markets could harm demand for our products and our results of operations and financial condition. These declines could be large and sudden. Because smartphone, tablet and PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they incorrectly forecast product transitions. In these cases, these manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers like us until their excess inventory has been absorbed, which would have a negative impact on our financial results.
We sell our products to a limited number of customers and our business could suffer if we lose any of these customers.
We receive a significant amount of our revenue from a limited number of customers. Revenue from significant customers, those representing 10% or more of total revenue, was approximately 21% of our total revenue from two customers in fiscal year 2014 and approximately 13% and 11% of our total revenue from one customer in fiscal years 2013 and 2012, respectively. Approximately 23% of our accounts receivable balance was from one customer as of January 26, 2014, and approximately 40% of our accounts receivable balance was from three customers as of January 27, 2013. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and obtain credit insurance over the purchasing credit extended to certain customers. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and as a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.
Revenue from our largest customer has fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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
Our revenue may fluctuate while a majority of our operating expenses are a factor of multi-year investments ahead of when revenue is received, which makes our results difficult to predict and could cause our results to fall short of expectations.
Our operating expenses are primarily related to multi-year research and development investments ahead of the revenue received from the products which are produced. Our research and development expenses totaled $1.34 billion, $1.15 billion, and $1.00 billion in fiscal years 2014, 2013 and 2012, respectively.
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
Under generally accepted accounting principles in the United States, or U.S. GAAP, we review our amortizable intangible assets and goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or amortizable assets from acquisitions may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry or in any of our reporting units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, in the most recent impairment test of our Tegra Processor reporting unit, the fair value of the reporting unit only exceeded its carrying value by 17%. If the future operating results of the Tegra Processor reporting unit are significantly lower than our estimates, the goodwill assigned to Tegra Processor could be impaired, which would negatively impact our results of operations.
System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
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
Portions of our IT infrastructure also may experience interruptions of service or produce errors in connection with systemic failures, systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.
We may not be able to attract and retain qualified employees which could negatively impact our business.
Our future success and ability to compete are substantially dependent on our ability to identify, hire, train and retain highly qualified key personnel.  The market for key employees in the technology industry can be competitive.  None of our key employees is bound by an employment agreement, meaning our relationships with all of our key employees are at will.  The loss of the services of any of our key employees could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.

We are dependent on third parties for assembly, testing and packaging of our products, which reduces our control over our product delivery schedule, product quantity or product quality.
Our products are assembled, tested and packaged by independent subcontractors, such as Advanced Semiconductor Engineering, Inc., ChipPAC, JSI Logistics, Ltd., King Yuan Electronics Co. and Siliconware Precision Industries Co. Ltd. As a result, we do not directly control our product delivery schedules, product quantity, or product quality.  All of these subcontractors assemble, test and package products for other companies, including some of our competitors.  Because we do not have long-term agreements with our subcontractors, when demand for subcontractors to assemble, test or package products is high, our subcontractors may decide to prioritize the orders of other customers over our orders.  Because the time required to qualify a different subcontractor to assemble, test or package our products can be lengthy, if we have to find a replacement subcontractor we could experience significant delays in shipments of our products, product shortages, a decrease in the quality of our products, or an increase in product cost. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products, which could cause our gross margin to decline.
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
Because of the importance of software development tools to the development and enhancement of our products, a critical component of our product development efforts is our partnerships with leaders in the computer-aided design industry, including Cadence Design Systems, Inc. and Synopsys, Inc. We have invested significant resources to develop relationships with these industry leaders and have often assisted them in the development of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics, communications and networking segments and develop products that utilize leading-edge technology on a rapid basis. If these relationships are not successful, we may be unable to develop new products or product enhancements in a timely manner, which could result in a loss of market share, a decrease in revenue or a negative impact on our operating results.
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
Our business is directly affected by market conditions in the highly cyclical semiconductor industry. The semiconductor industry has been adversely affected by many factors, including the global downturn that started in the second half of 2008, ongoing efforts by our customers to reduce their spending, diminished product demand, increased inventory levels, lower average selling prices, uncertainty regarding long-term growth rates and underlying financial health and increased competition. These factors could, among other things, limit our ability to maintain or increase our sales or recognize revenue and in turn adversely affect our business, operating results and financial condition.  If our actions to reduce our operating expenses to sufficiently offset these factors when they occur are unsuccessful, our operating results will suffer.
We are subject to risks associated with international operations which may harm our business.
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and other Americas. We generated 75%, 74% and 78% of our revenue for fiscal years 2014, 2013 and 2012, respectively, from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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
Our international operations are subject to many of the above listed risks. Difficulties with our international operations, including finding appropriate staffing and office space, may divert management's attention and other resources, any of which could negatively impact our operating results.

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
Our cash equivalent and marketable securities portfolio as of January 26, 2014 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of January 26, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Risks Related to Regulatory, Legal, Our Common Stock and Other Matters
Our common stock price has at times experienced substantial price volatility and, as a result, investors may suffer losses.
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
 We are engaged in litigation with parties related to our acquisition of 3dfx in 2001. In addition, in September, October and November 2008, several putative securities class action lawsuits were filed against us for alleged defects in our previous generation MCP and GPU products. Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further details on these lawsuits.
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
Actions to adequately protect our intellectual property rights, such as litigation to defend against alleged infringement of intellectual property rights or to enforce our intellectual property rights, could result in substantial costs to us and our ability to compete could be harmed if we fail to take such actions or are unsuccessful in doing so.
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
Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged, invalidated, infringed, circumvented or misappropriated by third parties. We expect that as the number of issued hardware and software patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may increase. We may in the future become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or parties that we have agreed to indemnify for certain claims of infringement. Third parties may also claim that our employees have misappropriated or divulged their former employers’ trade secrets or confidential information.
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
If infringement claims are made against us or our products are found to infringe a third parties' patent or intellectual property, we or one of our indemnitees may have to seek a license to the third parties' patent or other intellectual property rights. However, we may not be able to obtain licenses at all or on terms acceptable to us particularly from our competitors. If we or one of our indemnitees is unable to obtain a license from a third party for technology that we use or that is used in one of our products, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products.  We may also have to make royalty or other payments, or cross license our technology. If these arrangements are not concluded on commercially reasonable terms, our business could be negatively impacted. Furthermore, the indemnification of a customer or other indemnitee may increase our operating expenses which could negatively impact our operating results.
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
During fiscal year 2009, we purchased real property in Santa Clara, California that includes approximately 36 acres of land and twelve commercial buildings and eventually expect to break ground on a new building for a corporate headquarters campus in Santa Clara. We also own real property in India. We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with U.S. GAAP. Stock-based compensation expense was $136.3 million, $136.7 million and $136.4 million for fiscal years 2014, 2013 and 2012, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
In December 2013, we issued $1.5 billion of 1.00% Convertible Senior Notes due 2018, or 1.00% Notes. Our substantial indebtedness may:

•	limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	make it difficult for us to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
The exercise of warrants issued to Goldman, Sachs & Co., or Goldman, concurrently with our 1.00% Notes would, and the conversion of our 1.00% Notes could, dilute the ownership interest of our existing stockholders.
The warrants issued concurrently with our 1.00% Notes shall be deemed to     be automatically exercised on certain dates between March 2019 and June 2019, unless Goldman notifies us otherwise. Any issuance by us of additional shares to Goldman upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Moreover, the conversion of our 1.00% Notes may dilute the ownership interests of our existing stockholders and could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the conversion price of the 1.00% Notes. Any sales in the public market by Goldman of our common stock upon exercise of the warrants or sales in the public market of our common stock issuable upon conversion of the 1.00% Notes could adversely affect prevailing market prices of our common stock.
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

There is also a movement to improve the transparency and accountability concerning the supply of minerals coming from the areas of conflict. Recent U.S. legislation includes SEC disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries, for which the first report is due on May 31, 2014 for the 2013 calendar year. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Furthermore, we may incur additional costs associated with complying with these disclosure requirements, including costs related to determining the source of any “conflict” minerals in our products. Also, because our supply chain is complex, we may be unable to sufficiently verify the origins for all metals used in our products, resulting in reputational challenges with our customers and stockholders. Some customers may require that all of our products are certified to be conflict-free; if we cannot satisfy these customers, they may choose a competitor's products. Although we expect to be able to file the required report on time, we are dependent upon the information provided by our many suppliers. To the extent that the information we receive from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not fulfill the SEC’s diligence requirements, we could also face SEC enforcement risks.
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
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, the manner in which companies and their independent public accounting firms apply these requirements and test companies' internal controls remains subject to some judgment. To date, we have incurred, and we expect to continue to incur, increased expense and to devote additional management resources to Section 404 compliance. Despite our efforts, if we identify a material weakness in our internal controls, there can be no assurance that we will be able to remediate that material weakness in a timely manner, or that we will be able to maintain all of the controls necessary to determine that our internal control over financial reporting is effective. In the event that our chief executive officer, our chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.
Changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.
We prepare our consolidated financial statements in conformity with U.S. GAAP.  These principles are constantly subject to review and interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, or the interpretation of them, can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Additionally, changes in existing accounting rules, such as the possible upcoming changes to revenue recognition and lease accounting standards, or changes in practices, such as changes to auditing standards promulgated by the Public Company Accounting Oversight Board, could have a significant adverse effect on our results of operations or the manner in which we conduct our business.
Delaware law and provisions in our certificate of incorporation, our bylaws and our agreement with Microsoft Corporation could delay or prevent a change in control.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of our Board of Directors to create and issue preferred stock without prior stockholder approval;

•	the prohibition of stockholder action by written consent;

•	a classified Board of Directors, which will become fully declassified from and after our 2014 Annual Meeting of Stockholders;

•	advance notice requirements for director nominations and stockholder proposals;

•	the ability of our Board of Directors to increase or decrease the number of directors without stockholder approval;

•	a super-majority voting requirement to amend some provisions in our certificate of incorporation and bylaws;

•	the elimination of the ability of our stockholders to call special meetings of stockholders; and

•	the ability of our Board of Directors to make, amend or repeal our bylaws.
On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox. Under the agreement, if an individual or corporation makes an offer to purchase shares equal to or greater than 30% of the outstanding shares of our common stock, Microsoft may have first and last rights of refusal to purchase the stock. The Microsoft provision and the other factors listed above could also delay or prevent a change in control of NVIDIA. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters complex is located in Santa Clara, California. Our corporate campus is comprised of leased facilities with eight commercial buildings totaling 887,993 square feet. In addition, we also lease data center space in Santa Clara.
Outside of Santa Clara, we lease space in Austin, Texas and a number of regional facilities in other U.S. locations, which are used as research and development centers and/or sales and administrative offices. Outside of the United States, we own a building in Hyderabad, India, which is being used primarily as a research and development center. We also lease space in various international locations as research and development centers and/or sales and administrative offices primarily in Asia Pacific regions and Europe.
We own real property in Santa Clara, California that includes approximately 36 acres of land and twelve commercial buildings. We expect to eventually build a new building for a corporate headquarters campus on this property. However, we recently leased and occupied an office building within the boundaries of our main Santa Clara campus that has balanced the workspace needs for our Santa Clara staff. As such, we now have the opportunity to delay the start of the new campus building and refine our design to further optimize for functionality and cost.
We believe that we currently have sufficient facilities to conduct our operations for the next twelve months. For additional information regarding obligations under leases, see Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

3dfx
On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, to purchase certain graphics chip assets from 3dfx.  The transaction closed on April 18, 2001.  That acquisition, and 3dfx's October 2002 bankruptcy filing, led to four lawsuits against NVIDIA: two brought by 3dfx's former landlords, one by 3dfx's bankruptcy trustee and the fourth by a committee of 3dfx's equity security holders in the bankruptcy estate.  The two landlord cases have been settled with payments from the landlords to NVIDIA, and the equity security holders' lawsuit was dismissed with prejudice and no appeal was filed.  Accordingly, only the bankruptcy trustee suit remains outstanding. Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding this litigation.
Securities Cases
In September 2008, three putative securities class actions, were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding this litigation.
Accounting for Loss Contingencies
While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. With the exception of the 3dfx case, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 7, 2014, we had approximately 381 registered stockholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 25, 2015
First Quarter (through March 7, 2014)	$19.05	$15.32
Fiscal year ended January 26, 2014
Fourth Quarter	$16.44	$14.52
Third Quarter	$16.10	$13.11
Second Quarter	$15.48	$13.37
First Quarter	$13.50	$12.04
Fiscal year ended January 27, 2013
Fourth Quarter	$13.19	$11.15
Third Quarter	$15.22	$11.83
Second Quarter	$13.90	$11.63
First Quarter	$16.90	$12.75

Dividend Policy
Prior to fiscal year 2013, we had never declared or paid any dividend on shares of our common stock. On November 8, 2012, we announced the initiation of a quarterly cash dividend program. This initial quarterly dividend of $0.075 per share was equivalent to $0.30 per share on an annual basis. On November 7, 2013, we increased our quarterly cash dividend by 13% to $0.085 per share which was equivalent to $0.34 per share on an annual basis. A subsequent cash dividend of $0.085 per share was declared on February 12, 2014, payable on March 20, 2014 to all common stockholders of record at the close of business on February 27, 2014. In fiscal year 2014 and fiscal year 2013, we paid $181.3 million and $46.9 million, respectively, in cash dividends to our common stockholders.
Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends. In fiscal year 2014, based upon our earnings and profits, 85% of our dividend payments were considered qualified dividends and 15% of our dividend payments were considered to be a return of capital for U.S. federal income tax purposes.  We expect that a portion of our dividend payments in fiscal year 2015 may also be considered a return of capital for U.S. federal income tax purposes.
Issuer Purchases of Equity Securities
Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Most recently, in November 2013, the Board extended the previously authorized repurchase program through January 2016 and authorized an additional $1.0 billion for an aggregate of $3.7 billion under the repurchase program. Through January 26, 2014, we have repurchased an aggregate of 161.2 million shares under our stock repurchase program for a total cost of $2.45 billion.  As of January 26, 2014, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.25 billion through January 2016. In November 2013, we announced the intention to return $1.0 billion to shareholders in fiscal year 2015 in the form of share repurchases and cash dividends.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured stock repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.
The following table presents details of our share repurchase transactions during the three months ended January 26, 2014 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 28, 2013 - November 24, 2013	1.5	$15.86	1.5	$1,262.7
November 25, 2013 - December 22, 2013	0.9	$15.51	0.9	$1,248.4
December 23, 2013 - January 26, 2014	—	—	—	$1,248.4
Total	2.4	$15.72	2.4
As part of the repurchase program, during February 2014, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we prepaid $500.0 million to purchase shares of our common stock.  In February 2014, the investment bank delivered 20.6 million shares to us. We expect to receive additional shares at the time of settlement of the ASR in the second quarter of fiscal year 2015. The price we will ultimately pay per share will be no more than the volume-weighted average price of our common stock over the period of the ASR.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit, or RSU, awards under our equity incentive program.  During fiscal year 2014, we withheld approximately 1.9 million shares at a total cost of $27.3 million through net share settlements.  Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further discussion regarding our equity incentive plans.

Stock Performance Graphs
The following graph compares the cumulative total stockholder return for our common stock, the S&P 500 Index and the S&P Semiconductors Index for the five years ended January 26, 2014. The graph assumes that $100 was invested on January 25, 2009 in our common stock or on January 31, 2009 in each of the S&P 500 Index and the S & P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. Our results are calculated on a fiscal year-end basis and each of the S&P 500 Index and the S&P Semiconductors Index are calculated on a month-end basis. Total return is based on historical results and is not intended to indicate future performance.

*$100 invested on 1/25/09 in stock or 1/31/09 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/25/2009	1/31/2010	1/30/2011	1/29/2012	1/27/2013	1/26/2014
NVIDIA Corporation	$100.00	$199.61	$308.17	$193.39	$162.01	$204.89
S&P 500	$100.00	$133.14	$162.67	$169.54	$197.98	$240.58
S&P Semiconductors	$100.00	$156.98	$204.86	$217.83	$195.89	$251.73

The following graph compares the cumulative total stockholder return for our common stock, the S&P 500 Index and the S&P Semiconductors Index for the ten years ended January 26, 2014. The graph assumes that $100 was invested on January 25, 2004 in our common stock or on January 31, 2004 in each of the S&P 500 Index and the S&P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. Our results are calculated on a fiscal year-end basis and each of the S&P 500 Index and the S&P Semiconductors Index are calculated on a month-end basis. Total return is based on historical results and is not intended to indicate future performance.

*$100 invested on 1/25/04 in stock or 1/31/04 index, including reinvestment of dividends. Indexes calculated on month-end basis.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/25/2004	1/30/2005	1/29/2006	1/28/2007	1/27/2008	1/25/2009	1/31/2010	1/30/2011	1/29/2012	1/27/2013	1/26/2014
NVIDIA Corporation	$100.00	$99.09	$200.30	$272.59	$324.17	$100.17	$199.96	$308.71	$193.72	$162.29	$205.25
S&P 500	$100.00	$106.23	$117.26	$134.28	$131.17	$80.50	$107.18	$130.96	$136.48	$159.38	$193.68
S&P Semiconductors	$100.00	$75.16	$86.90	$81.82	$76.25	$45.71	$71.75	$93.64	$99.56	$89.54	$115.06

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the fiscal years ended January 26, 2014, January 27, 2013 and January 29, 2012 and the consolidated balance sheet data as of January 26, 2014 and January 27, 2013 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K.  We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal years 2014, 2013, 2012 and 2011 were 52-week years, while fiscal year 2010 was a 53-week year.

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011 (A,B)	January 31, 2010 (A,C)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$4,130,162	$4,280,159	$3,997,930	$3,543,309	$3,326,445
Income (loss) from operations	$496,227	$648,239	$648,299	$255,747	$(98,945)
Net income (loss)	$439,990	$562,536	$581,090	$253,146	$(67,987)
Basic net income (loss) per share	$0.75	$0.91	$0.96	$0.44	$(0.12)
Diluted net income (loss) per share	$0.74	$0.90	$0.94	$0.43	$(0.12)
Shares used in basic per share computation	587,893	619,324	603,646	575,177	549,574
Shares used in diluted per share computation	594,517	624,957	616,371	588,684	549,574

	Year Ended
	January 26, 2014 (D,E)	January 27, 2013 (D)	January 29, 2012 (F)	January 30, 2011	January 31, 2010
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$4,671,810	$3,727,883	$3,129,576	$2,490,563	$1,728,227
Total assets	$7,250,894	$6,412,245	$5,552,928	$4,495,246	$3,585,918
Long-term debt	$1,356,375	$—	$—	$—	$—
Capital lease obligations, less current portion	$17,500	$18,998	$21,439	$23,389	$24,450
Total stockholders’ equity	$4,456,398	$4,827,703	$4,145,724	$3,181,462	$2,665,140
Cash dividends declared and paid per common share	$0.310	$0.075	$—	$—	$—

(A)
We recorded a net warranty charge of $193.9 million and $94.0 million during fiscal years 2011 and 2010, respectively, towards the repair and replacement of products arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products.

(B)
In fiscal year 2011, we entered into a six-year cross licensing agreement with Intel and also mutually agreed to settle all outstanding legal disputes.  We valued the settlement portion at $57.0 million, which was recorded within income from operations in fiscal year 2011.

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

(D)
On November 8, 2012, we initiated a quarterly dividend payment of 7.5 cents per share, or 30 cents on an annual basis. On November 7, 2013, we increased the quarterly cash dividend to 8.5 cents per share, or 34 cents on an annual basis.

(E)	On December 2, 2013, we issued $1.5 billion aggregate principal amount of 1.00% Convertible Senior Notes due 2018.

(F)	On June 10, 2011, we completed the acquisition of Icera, Inc. for total cash consideration of $352.2 million, and recorded goodwill of $271.2 million.

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
Overview
Our Company
NVIDIA is a visual computing company. In a world increasingly filled with visual displays, our graphics technologies let our customers interact with the world of digital ideas, information and entertainment with an efficiency that no other communication medium can match.
Our strategy is to be the world leader in visual computing. We target applications in each of the major computing platforms - PC, cloud, mobile - where we can create value. Our target markets are gaming, design and visualization, high performance computing, or HPC, and data center, and automotive and smart devices. We deploy business models we believe are best suited for each application, whether IP, chips, systems, or NVIDIA-branded devices and services.
We have long been known for bringing video games to life with our PC graphics chips. With our invention of the GPU, we introduced the world to the power of programmable shading, which defines modern computer graphics. Today, we reach well beyond PC graphics and games. Our energy-efficient processors are at the heart of products ranging from smartphones to automobiles to supercomputers. We believe in leveraging our processors and visual computing expertise to create differentiated products.
PC gamers choose our GPUs to enjoy immersive fantasy worlds. Our Tegra system-on-a-chip, or SOC, processors power smartphones, tablets and automobile infotainment systems. Professional designers use our GPUs to create visual effects in movies and design everything from audio headsets to commercial aircraft. Supercomputers take advantage of the massively parallel processing capabilities of our GPUs to accelerate a wide range of important applications, from simulations of viruses to weather forecasting and global oil exploration.
NVIDIA's research and development in visual computing has yielded approximately 7,000 patent assets, including inventions essential to modern computing.
Our businesses are based on two technologies with a consistent underlying graphics architecture: the GPU and the Tegra processor.
GPUs, each with billions of transistors, are the engines of visual computing and among the world's most complex processors. We have GPU product brands aimed at specific users and applications: GeForce for gamers; Quadro for designers; Tesla for researchers; and GRID for cloud-based graphics.

•
In gaming, GPUs enhance the gaming experience on PCs by improving the visual quality of graphics, increasing the frame rate for smoother gameplay and improving realism by replicating the behavior of light and physical objects.

•
For designers, GPUs improve productivity and introduce new capabilities. For example, an architect designing a new building in a CAD package can interact with the model in real time, the model can be more detailed, and photo realistic renderings can be generated for the client.

•	Researchers can use GPUs to run their simulations faster while consuming less power, increasing the accuracy of weather forecasts, or pricing financial derivatives more quickly.

•	GRID uses GPUs to deliver graphics performance remotely, from the cloud. Uses include gaming, professional applications provided as a service (SaaS) and improving Citrix and VMware installations.
The Tegra processor is a SOC integrating an entire computer on a single chip. Tegra processors incorporate GPUs and multi-core CPUs together with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Our Tegra SOC conserves power while delivering state-of-the-art graphics and multimedia processing.
Tegra runs devices like smartphones, tablets and PCs; it can also be embedded into smart devices, such as televisions, monitors, set-top boxes, gaming devices and cars. SHIELD, our Android gaming device based on Tegra, contains proprietary NVIDIA-developed software and system technologies and leverages our deep partnerships with game developers.
Headquartered in Santa Clara, California, we were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.
Our Businesses
We have two reporting segments - GPU and Tegra Processor - that leverage a single, unified architecture. Our GPU business leverages our GPU technology across multiple end markets. It comprises four primary product lines: GeForce for desktop and notebook PCs; Quadro for professional workstations; Tesla for high-performance servers and workstations; and NVIDIA GRID for server graphics solutions. It also includes other related products, licenses and revenue supporting the GPU business, such as memory products. Our Tegra Processor business comprises product lines primarily based on our Tegra SOC and modem processor technologies including Tegra for smartphones and tablets, including for Windows RT-based devices; automotive computers, including infotainment and navigation systems; and gaming devices such as SHIELD. It also includes other related products, licenses and revenue supporting the Tegra Processor business - such as Icera baseband processors and RF transceivers, embedded products, and license and other revenue associated with game consoles.
In addition to the two reporting segments discussed above, the “All Other” category primarily includes licensing revenue from our patent cross licensing agreement with Intel, which we expect to recognize through March 2017.
 Recent Developments, Future Objectives and Challenges
GPU Business
During fiscal year 2014, we announced and shipped our new family of high-end Kepler-based gaming GPUs - GeForce GTX Titan, GeForce GTX 780, GeForce GTX 780 Ti, GeForce GTX 770 and GeForce GTX 760, and introduced G-SYNC technology that enables synchronization between the GPU and the display to help eliminate on-screen lag.
In addition, we extended our Kepler technology further into the workstation market by shipping four new professional graphics products under our Quadro K Series, including our most powerful workstation graphics card - the Quadro K6000. Furthermore, we launched Tesla K40, an accelerator for supercomputing and enterprise data analytics, and partnered with IBM to build supercomputers for the high performance computing community.
For the cloud computing platform, we launched GRID VCA - the industry's first visual computing appliance that enables businesses to deploy cloud-based, GPU-accelerated applications through any Windows, Linux or Mac client on their network. We also announced that VMware Horizon View supports NVIDIA GRID technology and that Citrix’s XenDesktop 7 has fully integrated our GRID vGPU technology to share GPUs across virtual machines. Finally, we announced an IP licensing initiative designed to bring our GPU technology to new markets and generate revenue from markets previously inaccessible to us.

Tegra Processor Business
During fiscal year 2014, we announced our first fully integrated 4G LTE mobile processor - Tegra 4i, and extended our reach in the mobile devices market with the first shipments of Tegra 4 devices - including Xiaomi's Mi3 smartphone in China and Tegra Note, a complete tablet platform. We also launched our next generation mobile system-on-a-chip, Tegra K1, extending the Kepler architecture across the Company’s entire line of processors, displayed Denver, our custom 64-bit ARM core inside Tegra K1, and showed Android running on 64-bit ARM.

In addition, we announced that Audi introduced a new Tegra-powered infotainment system, smart display and digital cockpit and that Audi would use Tegra K1 to power its future piloted-driving initiatives. Finally, we started shipping SHIELD, an open-platform gaming and entertainment portable that enables gamers to play Android games or stream games from a PC with a GeForce processor.
Convertible Notes
On December 2, 2013, we issued $1.5 billion of 1.00% Convertible Senior Notes, or the Notes, due in 2018 and concurrently entered into separate note hedge and warrant transactions and used $14.3 million to repurchase shares of our common stock from purchasers of the Notes in privately negotiated transactions. In addition to using the net proceeds to fund the transaction costs, note hedge and warrant transactions, we further intend to use the proceeds to repurchase of shares of our common stock and pay cash dividends pursuant to our recently announced fiscal year 2015 capital return program, and for general corporate purposes. Please refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
Capital Return to Shareholders
During fiscal year 2014, we repurchased shares worth $887.3 million, paid a total of $181.3 million in dividends and increased our quarterly cash dividend by 13% to $0.085 per share. We have announced our intention to return $1.0 billion to shareholders in fiscal year 2015 in the form of share repurchases and dividends. As part of our capital return program, during February 2014 we entered into an accelerated share repurchase agreement to purchase $500.0 million in shares of our common stock.
Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.
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

Our policy on sales to certain distributors with rights of return is to defer recognition of revenue and related cost of revenue until the distributors resell the product, as the level of returns cannot be reasonably estimated.

Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and accrue for 100% of the potential rebates and do not apply a breakage factor. While we have a long history of rebate arrangements with OEMs, we believe we are unable to apply our historical experience to reliably estimate the amount of rebates that will eventually be claimed by individual OEMs. The OEMs are not our direct customers and the quantity and mix of demand they place on CEM/ODMs may shift as we introduce new generations and iterations of products and as we experience changes in new competitor offerings. In addition, we typically find that approximately 95% of the rebates we accrue each year are eventually claimed, which is substantially close to 100%, and that this percentage varies by program and by customer. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue, the amount of which typically represents approximately 0.5% of total revenue.

Our customer programs also include marketing development funds, or MDFs.  MDFs represent monies paid to retailers, system builders, original equipment manufacturers, or OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products. Depending on market conditions, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered. We account for MDFs as a reduction of revenue and apply a breakage factor to certain types of MDF program accruals for which we believe we can make a reasonable and reliable estimate of the amount that will ultimately be unclaimed. MDF amounts that have been previously recorded against revenue and subsequently expired unclaimed are reversed to revenue. Such amounts have not been significant.

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

As of January 26, 2014, our allowance for doubtful accounts receivable was $0.8 million and our gross accounts receivable balance was $443.5 million. Of the $443.5 million, $84.1 million was covered by credit insurance and $23.1 million was covered by letters of credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may have to record additional reserves or write-offs on certain sales transactions in the future. Factors impacting the allowance include the level of gross receivables, the financial condition of our customers and the extent to which balances are covered by credit insurance or letters of credit. The amount of our cumulative bad debt charges over the last three fiscal years has not been significant.  As a result of our low bad debt experience, our allowance for doubtful accounts receivable has ranged between 0.1% and 0.4% during fiscal years 2014 and 2013.  As of January 26, 2014, our allowance for doubtful accounts receivable represented 0.2% of our gross accounts receivable balance.

 Inventories

Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, and shipping costs, as well as the cost of purchased memory products and other component parts. We charge cost of sales for inventory provisions to write down our inventory to the lower of cost or estimated market value or to completely write off obsolete or excess inventory. Most of our inventory provisions relate to the write-off of excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.

Situations that may result in excess or obsolete inventory include changes in business and economic conditions, changes in consumer confidence caused by changes in market conditions, sudden and significant decreases in demand for our products, inventory obsolescence because of rapidly changing technology and customer requirements, failure to estimate customer demand properly for older products as newer products are introduced, or unexpected competitive pricing actions by our competition. In addition, cancellation or deferral of customer purchase orders could result in our holding excess inventory. Also, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals.

Charges to cost of sales for inventory provisions totaled $50.1 million, $89.9 million and $53.0 million, unfavorably impacting our gross margin by 1.2%, 2.1% and 1.3%, in fiscal years 2014, 2013 and 2012, respectively. Sales of inventory that was previously written-off or written-down totaled $43.4 million, $53.7 million and $71.1 million, favorably impacting our gross margin by 1.1%, 1.3% and 1.8% in fiscal years 2014, 2013 and 2012, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.1% unfavorable impact in fiscal year 2014, a 0.8% unfavorable impact in fiscal year 2013 and a 0.5% favorable impact in fiscal year 2012.

During fiscal years 2014, 2013 and 2012, the charges we took to cost of sales for inventory provisions were primarily related to the write-off of excess quantities of certain older generations of GPU and Tegra Processor products whose inventory levels were higher than our updated forecasts of future demand for those products. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.

Please refer to the Gross Profit and Gross Margin discussion below in this Management's Discussion and Analysis for further discussion.

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
As of January 26, 2014, we had a valuation allowance of $244.5 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $427.9 million as of January 26, 2014. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from operations.
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

Goodwill
Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using either a qualitative or a quantitative assessment.  Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We have identified three reporting units, GPU, Professional Solutions and Tegra Processor, for the purposes of completing our goodwill analysis. Goodwill assigned to these reporting units as of January 26, 2014 was $135.3 million, $95.1 million and $412.8 million, respectively. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

Both a qualitative and quantitative approach are applicable accounting standards for the assessment of goodwill impairment. With the qualitative approach to testing goodwill for impairment, we perform an analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, the competitive environment, the operational stability and overall financial performance of the reporting units, including cost factors and actual revenue results. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, no further goodwill impairment testing is required.

For those reporting units where a significant change or event has occurred, where potential impairment indicators exist, or for which we have not performed a quantitative assessment recently, we utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities. We estimated the fair value of reporting units by weighing the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal or residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business.

When performing an income approach valuation, we incorporate the use of projected financial information and a discount rate that are developed using market participant based assumptions to our discounted cash flow model. Our estimates of discounted cash flow were based upon, among other things, certain assumptions about our expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Our estimates may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flow involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that we utilize represent the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. Significant differences between our estimates and actual cash flow could materially affect our future financial results, which could impact our future estimates of the fair value of our reporting unit.

During the fourth quarter of fiscal year 2014, we utilized a quantitative assessment to test goodwill impairment for all three reporting units and concluded that there was no impairment, as the fair value of our GPU and Professional Solutions reporting units significantly exceeded their carrying values and the fair value of our Tegra Processor reporting unit exceeded its carrying value by 17%. As such, even if we applied a hypothetical 10% decrease to the fair value of each reporting unit, it still would not have resulted in the fair value of our reporting units being less than their carrying values. As an overall test of the reasonableness of estimated fair values of reporting units, we reconciled the combined fair value estimates of our reporting units to our market capitalization as of the valuation date of October 27, 2013. The reconciliation confirmed that the fair values were relatively representative of the market views when applying a reasonable control premium to the market capitalization. However, any significant reductions in the actual amount of future cash flows realized by our reporting units, reductions in the value of market comparables, or reductions in our market capitalization could impact future estimates of the fair values of our reporting units. Such events could ultimately result in a charge to our earnings in future periods due to the potential for a write-down of the goodwill associated with our reporting units.

In particular, the fair value of our Tegra reporting unit exceeded its carrying value by approximately 17%. The fair value of this reporting unit was assessed using a combination of income and market approaches. The underlying assumptions we used in assessing the fair value of the Tegra reporting unit include, but are not limited to, assumptions around future revenue growth rates, gross margins, operating expense investment levels, overall market growth rates, our market share of the overall market, and the appropriate discount rates to apply to future cash flows. If the actual future results of the Tegra reporting unit do not achieve the levels we estimated in assessing its fair value, the fair value of the Tegra reporting unit could decline. A future decline in the fair value of the Tegra reporting unit could result a charge to our earnings as a result of a write-down of the value of the goodwill associated with that reporting unit.
Our next annual evaluation of the goodwill by reporting unit will be performed during the fourth quarter of fiscal year 2015, or earlier if indicators of potential impairment exist. Such indicators include, but are not limited to, challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions. Such conditions could have the effect of changing one of the critical assumptions or estimates we use to calculate the fair value of our reporting units, which could result in a decrease in fair value and require us to record goodwill impairment charges.

Cash Equivalents and Marketable Securities

Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.  Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased.  We generally classify our marketable securities at the date of acquisition as available- for- sale.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholder’s equity, net of tax.  Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income (expense) section of our consolidated statements of operations.  Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in the other income (expense) section of our consolidated statements of operations. Please refer to Note 7 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.  We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  Most of our cash equivalents and marketable securities are valued based on Level 2 inputs.  We do not have any investments classified as Level 3 as of January 26, 2014.

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

Stock-based Compensation

We measure stock-based compensation expense based on the estimated fair value of equity awards at the grant date, and recognize the expense using a straight-line attribution method over the requisite employee service period. We estimate the fair value of employee stock options on the date of grant using a binomial model. We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs. The fair value of our employee stock purchase plan is calculated using the Black-Scholes model.  Our stock-based compensation for employee stock purchase plan is expensed using an accelerated amortization model.

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

Using the binomial model, we estimated the fair value of the stock options granted under our stock option plans using the following assumptions during fiscal year 2014:

Weighted average expected life (in years)	2.4-3.5
Risk-free interest rate	1.8%-3.0%
Volatility	28%-37%
Dividend yield	1.9%-2.4%

We used the Black-Scholes model to estimate the fair value of shares issued under our ESPP during fiscal year 2014, using the following assumptions:

Weighted average expected life (in years)	0.5-2.0
Risk-free interest rate	0.1%-0.4%
Volatility	32%-37%
Dividend yield	2.0%-2.4%

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

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	45.1	48.0	48.6
Gross profit	54.9	52.0	51.4
Operating expenses:
Research and development	32.3	26.8	25.1
Sales, general and administrative	10.5	10.1	10.1
Total operating expenses	42.8	36.9	35.2
Income from operations	12.1	15.1	16.2
Interest income	0.4	0.5	0.5
Interest expense	(0.3)	(0.1)	(0.1)
Other income (expense), net	0.2	(0.1)	—
Income before income taxes	12.4	15.4	16.6
Income tax expense	1.7	2.3	2.1
Net income	10.7%	13.1%	14.5%

Fiscal Years Ended January 26, 2014, January 27, 2013, and January 29, 2012

Revenue

Fiscal Year 2014 vs. Fiscal Year 2013

Revenue was $4.13 billion for fiscal year 2014 and $4.28 billion for fiscal year 2013, a decrease of 4%.  A discussion of our revenue results for each of our reporting segments and the other category is as follows:

GPU Business. GPU business revenue for fiscal year 2014 increased by 7% to $3.47 billion when compared to $3.25 billion for fiscal year 2013. This growth was largely attributable to strength in our high-end GeForce GTX GPUs which grew 18% driven by gaming market segment demand. The GPU business also benefited from a 37% increase in Tesla high-performance computing revenue and a 10% increase in Quadro workstation revenue in fiscal year 2014. Offsetting these growth areas were declines in the overall market for desktop PCs and notebooks, which contributed to lower unit volumes of our mainstream GeForce GPUs.

Tegra Processor Business.  Tegra Processor business revenue decreased by 48% to $398.0 million for fiscal year 2014 as compared to $764.4 million for fiscal year 2013. This decrease was primarily due to lower sales of our previous generation Tegra 3-based products for smartphones and tablet devices. Additionally, sales of our embedded products for entertainment devices and revenue from license fees related to game consoles also decreased during fiscal year 2014. These decreases were partially offset by the sales of Tegra 4-based products for smartphones and tablet devices as well as infotainment systems for automobiles.

All Other. License revenue from the patent cross licensing arrangement we entered into with Intel in January 2011 was flat at $264.0 million between fiscal years 2014 and 2013.

Fiscal Year 2013 vs. Fiscal Year 2012

Revenue was $4.28 billion for fiscal year 2013 and $4.00 billion for fiscal year 2012, an increase of 7%. A discussion of our revenue results for each of our reporting segments and the other category is as follows:

GPU Business. GPU business revenue of $3.25 billion for fiscal year 2013 increased by 2% compared to $3.19 billion for fiscal year 2012. This growth was largely attributable to the introduction of GPUs based on our Kepler architecture in fiscal year 2013. GeForce notebook revenues increased on the strength of Kepler-based design wins on the Ivy Bridge platform. Strong demand for Kepler-based GeForce desktop GPU products also contributed to the increase in GPU business revenues. The GPU business also benefited from a greater than 36% increase in Tesla revenue in fiscal year 2013. Offsetting these increases were a decrease in Quadro revenue, which we believe was due primarily to general weakness in Western Europe, and a continued decline in sales of our MCP products as we continued to phase out our chipset product line.

Tegra Processor Business. Tegra Processor business revenue increased by 29% to $764.4 million for fiscal year 2013 as compared to $591.2 million for fiscal year 2012. This increase was primarily due to higher sales of our Tegra 3-based smartphones and tablet devices as we transitioned from the previous generation Tegra 2-based products and introduced our Tegra-3 based processors in Windows RT-based tablet devices. Additionally, revenues for our embedded products for entertainment and automotive devices also increased during fiscal year 2013. Offsetting these increases was a decrease in revenue from license fees and other revenue related to game consoles.

All Other. The increase in revenue is also due to revenue from the patent cross licensing arrangement we entered into with Intel in January 2011. We recognized $264.0 million in related licensing revenue during the entire twelve months of fiscal year 2013, while fiscal year 2012 only included $220.0 million in related revenue - reflecting only ten months of the corresponding revenue.

Concentration of Revenue

We generated 75%, 74% and 78% of our total revenue for fiscal years 2014, 2013 and 2012, respectively, from sales to customers outside the United States and other Americas. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the foreign contract equipment manufacturers, add-in board and motherboard manufacturers’ revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Revenue:
Customer A	11%	13%	11%
Customer B	10%	9%	7%

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

Gross margin is the percentage of gross profit to revenue.  Our gross margin was 54.9%, 52.0% and 51.4% for fiscal years 2014, 2013 and 2012, respectively.  Our gross margin is significantly impacted by the mix of products we sell and can vary in any period depending on that product mix.

A discussion of our gross margin results for each of our reporting segments is as follows:

Fiscal Year 2014 vs. Fiscal Year 2013

Our gross margin increased to 54.9% in fiscal year 2014 from 52.0% in fiscal year 2013. The improvement in gross margin was driven primarily by a combination of increased unit sales and a richer product mix of our high-end GeForce GTX GPU, Tesla high performance computing, and Quadro professional workstation products.  The lower sales unit volumes of our lower margin mainstream GPUs and Tegra processors also contributed to the gross margin increase. Gross margin also improved due to the favorable impact of lower net inventory provisions in fiscal year 2014 compared to fiscal year 2013.

Charges to cost of sales for inventory provisions totaled $50.1 million and $89.9 million for fiscal years 2014 and 2013, unfavorably impacting our gross margin by 1.2% and 2.1%, respectively. Sales of inventory that was previously written-off or written-down totaled $43.4 million and $53.7 million for fiscal years 2014 and 2013, favorably impacting our gross margin by 1.1% and 1.3%, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 0.1% and 0.8% in fiscal years 2014 and 2013, respectively.

GPU Business. The gross margin of our GPU business increased during fiscal year 2014 when compared to fiscal year 2013.   This was primarily due to a combination of increased unit sales and a richer product mix of our high-end GeForce GTX GPU, Tesla high performance computing, and Quadro professional workstation products. Lower inventory provisions for excess inventory in fiscal year 2014 also contributed to the increase in gross margin.

Tegra Processor Business.   The gross margin of our Tegra Processor business decreased during fiscal year 2014 when compared to fiscal year 2013. This decrease was driven primarily by a combination of an overall decline in margins of our Tegra products and a less rich mix between tablet products, which have had higher gross margins, and smartphone and automotive module products, which have had comparably lower gross margins.

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

Charges to cost of sales for inventory provisions totaled $89.9 million and $53.0 million for fiscal years 2013 and 2012, unfavorably impacting our gross margin by 2.1% and 1.3%, respectively. Sales of inventory that was previously written-off or written down totaled $53.7 million and $71.1 million for fiscal years 2013 and 2012, favorably impacting our gross margin by 1.3% and 1.8%, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was a 0.8% unfavorable impact in fiscal year 2013 and a 0.5% favorable impact in fiscal year 2012.

GPU Business. The gross margin of our GPU business increased during fiscal year 2013 when compared to fiscal year 2012.   This was primarily due to a richer product mix of our Kepler-based high-end 28 nanometer GeForce desktop products and our Quadro products. Memory margins strengthened on improved market pricing. These favorable contributors to gross margin were primarily offset by higher net inventory provisions in fiscal year 2013 compared to fiscal year 2012.

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

Operating Expenses

	Year Ended				Year Ended
	January 26, 2014	January 27, 2013	$ Change	% Change	January 27, 2013	January 29, 2012	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$1,335.8	$1,147.3	$188.5	16.4%	$1,147.3	$1,002.6	$144.7	14.4%
Sales, general and administrative expenses	435.7	430.8	4.9	1.1%	430.8	405.6	25.2	6.2%
Total operating expenses	$1,771.5	$1,578.1	$193.4	12.3%	$1,578.1	$1,408.2	$169.9	12.1%
Research and development as a percentage of net revenue	32.3%	26.8%			26.8%	25.1%
Sales, general and administrative as a percentage of net revenue	10.5%	10.1%			10.1%	10.1%

Research and Development

Fiscal Year 2014 vs. Fiscal Year 2013

Research and development expenses increased by $188.5 million, or 16%, year over year. This increase was primarily due to a $101.9 million increase in compensation and benefits expense due to increased hiring of engineering talent. The growth in engineering employees also drove an increase in facilities and IT support expense of $34.6 million, purchases of computer and software supplies of $14.1 million and depreciation and amortization of $11.0 million. In addition, engineering development expenses increased by $23.2 million, primarily related to the ramp up of our next generation Tegra products.

Fiscal Year 2013 vs. Fiscal Year 2012

Research and development expenses increased by $144.7 million, or 14%, year over year. This increase was primarily due to a $99.4 million increase in compensation and benefits expense as we continue to hire engineering talent to invest in our business. Depreciation and amortization increased by $9.8 million, driven primarily by amortization of intangible assets associated with our acquisition of Icera in fiscal year 2012, as well as purchases of additional hardware and licenses during the year. Engineering development expenses increased by $6.8 million related to the ramp of our next-generation GPU architecture, Kepler, designed for 28nm technology and our next generation Tegra processor architecture, Tegra 4.

Sales, General and Administrative

Fiscal Year 2014 vs. Fiscal Year 2013

Sales, general and administrative expenses increased by $4.9 million, or 1%, year over year. This increase was primarily due to a $37.9 million increase in compensation and benefits expense due to increased hiring. Offsetting this increase were the absence of both a $20.1 million charge for a charitable contribution and a charge of $3.1 million for a class action settlement that we recorded in the prior fiscal year.

Fiscal Year 2013 vs. Fiscal Year 2012

Sales, general and administrative expenses increased by $25.2 million, or 6%, year over year. This increase was primarily due to a $21.6 million increase in compensation and benefits expense as we continue to invest in our business. Also contributing to the increase was a $20.1 million expense for the net present value of a charitable contribution that we recorded in the second quarter of fiscal year 2013. Offsetting these increases were decreases in outside professional fees of $10.4 million due to an overall decrease in professional services costs during fiscal year 2013 compared with fiscal year 2012 due to a general decline in litigation-related costs and the absence of services associated with acquisition activity in fiscal year 2013.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in the fourth quarter of fiscal year 2014.

Interest income was $17.1 million, $19.9 million and $19.1 million in fiscal years 2014, 2013 and 2012, respectively. The decrease in fiscal year 2014 from the prior year was primarily due to the result of lower average cash balances as we liquidated a portion of our investment portfolio to fund an accelerated share repurchase transaction during the second quarter of fiscal year 2014.

Interest expense was $10.4 million, $3.3 million, and $3.1 million in fiscal years 2014, 2013 and 2012, respectively. The increase from prior year is attributable to $2.5 million for coupon interest and $4.6 million for debt discount amortization related to the convertible notes. We expect to incur annual coupon interest expense of $15.0 million, and annual debt discount amortization of $28.0 million, for fiscal year 2015.

 Other Income and Expense

Other income and expense primarily consists of realized gains and losses from the sale of marketable securities, sale of investment in non-affiliated companies, and the impact of changes in foreign currency rates. Net other income (expense) was $7.4 million, $(2.8) million and $(1.0) million in fiscal years 2014, 2013 and 2012, respectively. The increase in other income for fiscal year 2014 was primarily due to an increase in gains from foreign currency remeasurements and a gain of $3.1 million from sale of a non-affiliated investment.

Income Taxes

We recognized income tax expense of $70.3 million, $99.5 million and $82.3 million during fiscal years 2014, 2013 and 2012, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 13.8%, 15.0%, and 12.4% in fiscal years 2014, 2013 and 2012, respectively.

Our effective tax rate on income or loss before tax for the fiscal years was lower than the United States federal statutory rate of 35% due to income or loss earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal R&D tax credit and release of tax reserves as a result of the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	January 26, 2014	January 27, 2013
	(In millions)
Cash and cash equivalents	$1,151.6	$732.8
Marketable securities	3,520.2	2,995.1
Cash, cash equivalents, and marketable securities	$4,671.8	$3,727.9

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(In millions)
Net cash provided by operating activities	$835.1	$824.2	$909.2
Net cash used in investing activities	$(805.9)	$(744.0)	$(1,143.4)
Net cash (used in) provided by financing activities	$389.6	$(15.3)	$236.7

As of January 26, 2014, we had $4.67 billion in cash, cash equivalents and marketable securities, an increase of $943.9 million from the end of fiscal year 2013. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions which are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types and includes certain limits on our portfolio duration.

Operating activities

Operating activities consist primarily of net income or loss for the fiscal period, offset by the impact of non-cash expenses such as stock-based compensation and depreciation and amortization expense, and changes in operating assets and liabilities such as accounts receivable and inventories.

Cash provided by operating activities increased slightly in fiscal year 2014 compared to fiscal year 2013 primarily due to favorable changes in operating assets offset by a decrease in net income.  The favorable change in operating assets was driven mainly by a combination of a decrease in accounts receivable, resulting from strong collections and linear monthly shipments in the fourth quarter of fiscal year 2014, and a decrease in inventories.

Cash provided by operating activities decreased in fiscal year 2013 compared to fiscal year 2012 primarily due to a decrease in net income and unfavorable changes in operating assets compared to fiscal year 2012.  For example, accounts receivable increased primarily due to higher sales in the fourth quarter of fiscal year 2013 compared to the fourth quarter of fiscal year 2012 and inventory increased as a result of the production ramp of Kepler-based GPU products.

Investing activities

Investing activities consist primarily of purchases, sales and maturities of marketable securities, acquisitions of businesses and purchases of property and equipment, including leasehold improvements for our facilities and intangible assets.

Cash used in investing activities for fiscal year 2014 increased from fiscal year 2013 driven primarily by capital expenditures in fiscal year 2014 for new technology licenses and leasehold improvements at our facilities in various locations.

Cash used in investing activities for fiscal year 2013 decreased from fiscal year 2012 due primarily to the acquisition of Icera in fiscal year 2012. We used $183.3 million towards capital expenditures in fiscal year 2013 mainly for the purchase of new research and development equipment, testing equipment to support our increased production requirements, technology licenses, software, intangible assets and leasehold improvements at our facilities in various locations.

Financing activities

Financing activities consist primarily of borrowing activities, such as convertible debt issuances or capital leases, and equity-related activities such as stock repurchases and dividend payments.

Cash provided by financing activities increased in fiscal year 2014 due primarily to the net proceeds of $1.48 billion we received from the convertible note offering that was completed during the fourth quarter of fiscal year 2014 as well as cash proceeds of $70.2 million from common stock issued under our employee stock plans. Concurrent with the convertible note offering, we used net proceeds of $108 million to fund the related note hedge and warrant transactions. During fiscal year 2014, we also used $887.3 million to repurchase shares of our common stock and paid $181.3 million of cash dividends to shareholders.

Cash used in financing activities in fiscal year 2013 was due primarily to our repurchase of $100.0 million of shares of our common stock and our first quarterly cash dividend payment of $46.9 million. These uses of cash were offset by cash proceeds of $64.9 million from common stock issued under our employee stock plans and a non-cash tax benefit of $68.7 million related to employee stock-based compensation.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. As of January 26, 2014, we did not have any investments in auction-rate preferred securities.

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

As of January 26, 2014 and January 27, 2013, we had $4.67 billion and $3.73 billion, respectively, in cash, cash equivalents and marketable securities.  Our investment policy requires the purchase of high grade investment securities, the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of January 26, 2014, we were in compliance with our investment policy.  As of January 26, 2014, our investments in U.S. government agencies and U.S. government sponsored enterprises represented approximately 42% of our total investment portfolio, while the financial sector accounted for approximately 27% of our total investment portfolio. Substantially all of our investments are with A/A3 or better rated securities.

We performed an impairment review of our investment portfolio as of January 26, 2014.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during fiscal year 2014.

Net realized gains were $2.4 million, $0.5 million and $0.4 million for fiscal years 2014, 2013 and 2012, respectively.  As of January 26, 2014, we had a net unrealized gain of $4.8 million, which was comprised of gross unrealized gains of $7.2 million, offset by $2.4 million of gross unrealized losses.  As of January 27, 2013, we had a net unrealized gain of $10.9 million, which was comprised of gross unrealized gains of $11.7 million, offset by $0.8 million of gross unrealized losses.

Our accounts receivable are highly concentrated.  One customer accounted for approximately 23% of our accounts receivable balance at January 26, 2014. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. As of January 26, 2014, our allowance for doubtful accounts receivable was 0.2% of our gross accounts receivable balance.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. As of January 26, 2014, we had cash, cash equivalents and marketable securities of $2.06 billion held within the United States and $2.61 billion held outside of the United States.  Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  Further, repatriation of some foreign balances may be restricted by local laws. As of January 26, 2014, we have not provided for U.S. federal and state income taxes on approximately $1.96 billion of undistributed earnings of non-United States subsidiaries, as such earnings are considered indefinitely reinvested outside the United States.  Although we have no current need to do so, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, less applicable foreign tax credits, and reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards.  Further, in addition to the $2.06 billion of cash, cash equivalents and marketable securities held within the United States and available to fund our U.S. operations and any other U.S. cash needs, we have access to external sources of financing if cash is needed in the United States other than by repatriation of foreign earnings where U.S. income tax may otherwise be due.  Accordingly, we do not reasonably expect any material effect on our business, as a whole, or to our financial flexibility with respect to our current cash balances held outside of the United States.

Convertible Notes
On December 2, 2013, we issued $1.5 billion of 1.00% Convertible Senior Notes, or the Notes, due in 2018 and concurrently entered into separate note hedge and warrant transactions and used $14.3 million to repurchase shares of our common stock from purchasers of the Notes in privately negotiated transactions. In addition to using the net proceeds to fund the transaction costs, note hedge and warrant transactions, we further intend to use the proceeds to repurchase of shares of our common stock and pay cash dividends pursuant to our recently announced fiscal year 2015 capital return program, and for general corporate purposes.

The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless earlier repurchased or converted in accordance with their terms prior to such date. As of January 26, 2014, none of the conditions allowing holders of the Notes to convert had been met and the Notes are therefore classified as a long-term liability on our consolidated balance sheets. Please refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase up to $3.7 billion of our common stock through January 2016. As of January 26, 2014, we had repurchased $2.45 billion of that amount, leaving up to $1.25 billion available under this authorization through January 2016. We have announced our intention to return $1.0 billion to shareholders in fiscal year 2015 in the form of share repurchases and dividends. As part of our capital return program, during February 2014 we entered into an accelerated share repurchase agreement to purchase $500.0 million in shares of our common stock. Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion regarding our stock repurchase program.

Cash Dividend Program

Prior to fiscal year 2013, we had never declared or paid any dividend on shares of our common stock. On November 8, 2012, we announced the initiation of a quarterly cash dividend program. This initial quarterly dividend of $0.075 per share was equivalent to $0.30 per share on an annual basis. On November 7, 2013, we increased our quarterly cash dividend by 13% to $0.085 per share which was equivalent to $0.34 per share on an annual basis. A subsequent cash dividend of $0.085 per share was declared on February 12, 2014, payable on March 20, 2014 to all common stockholders of record at the close of business on February 27, 2014. In fiscal year 2014 and fiscal year 2013, we paid $181.3 million and $46.9 million, respectively, in dividends to our common stockholders.

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

We expect to spend approximately $150.0 million to $175.0 million for capital expenditures during fiscal year 2015, primarily for leasehold improvements, emulation equipment, computers and engineering workstations.

For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while a majority of our operating expenses are a factor of multi-year investments ahead of when revenue is received, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Contractual Obligations

The following table summarizes our contractual obligations as of January 26, 2014:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	All Other
	(In thousands)
1.00% Convertible Senior Notes due 2018 (1)	$1,575,000	$15,000	$30,000	$1,530,000	$—	$—
Operating leases (2)	291,848	74,007	131,684	51,464	34,693	—
Capital lease	27,324	5,168	10,756	11,374	26	—
Inventory purchase obligations	397,704	397,704	—	—	—	—
Uncertain tax positions, interest and penalties (3)	119,977	—	—	—	—	119,977
Capital purchase obligations	41,293	41,293	—	—	—	—
Retention program (4)	18,090	14,468	3,622			—
Total contractual obligations	$2,471,236	$547,640	$176,062	$1,592,838	$34,719	$119,977

(1)
Represents the aggregate principal amount of $1,500.0 million and anticipated interest payments of $75.0 million of the Notes. See Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)	The Company includes most of its facilities leases as well as non-cancelable obligations under certain software licensing arrangements in the operating lease category.

(3)
Represents unrecognized tax benefits of $120.0 million which consists of $107.1 million plus the related interest and penalties of $12.9 million recorded in non-current income tax payable as of January 26, 2014.  We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

(4)
Represents the remaining portion of a retention program totaling approximately $61.5 million that we initiated in fiscal year 2012 in connection with our acquisition of Icera. As of January 26, 2014, we have made payments of $43.4 million in connection with this program. The remaining payments will be paid out over the next two years.

Off-Balance Sheet Arrangements

During fiscal years 2014, 2013 and 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of January 26, 2014 and January 27, 2013, we had $4.67 billion and $3.73 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, asset-backed securities, commercial paper, mortgage-backed securities issued by Government-sponsored enterprises, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. As of January 26, 2014, we did not have any investments in auction-rate preferred securities. Our investments are denominated in United States dollars.

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

As of January 26, 2014, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair values for these investments of approximately $21.5 million.

Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 26, 2014, our investments in government agencies and government sponsored enterprises represented approximately 42% of our total investment portfolio, while the financial sector accounted for approximately 27% of our total investment portfolio.   Substantially all of our investments are with A/A3 or better rated securities.  If the fair value of our investments in these sectors was to decline by 2%-5%, the fair values of these investments would decline by approximately $56-$140 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency remeasurement are included in “Other expense, net” in our Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain (loss) included in determining net income for fiscal years 2014, 2013 and 2012 was $4.7 million, $(1.5) million and $1.6 million, respectively.  Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at January 26, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 26, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 26, 2014 based on the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 26, 2014.

The effectiveness of our internal control over financial reporting as of January 26, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2014 Proxy Statement, not later than 120 days after the fiscal year ended January 26, 2014, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Proposal 1 - Election of Directors” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Experts

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Information about the Board of Directors and Corporate Governance” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information appearing under the heading “Information about the Board of Directors and Corporate Governance - Code of Conduct” in our 2014 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code” and “Financial Team Code” are published on the Investor Relations portion of our web site, under Corporate Governance, at www.nvidia.com.  The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report” in our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our 2014 Proxy Statement under the caption ”Equity Compensation Plan Information,” and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections entitled “Review of Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2014 Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NVIDIA Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)1. present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 26, 2014 and January 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 26, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
March 12, 2014

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Revenue	$4,130,162	$4,280,159	$3,997,930
Cost of revenue	1,862,399	2,053,816	1,941,413
Gross profit	2,267,763	2,226,343	2,056,517
Operating expenses:
Research and development	1,335,834	1,147,282	1,002,605
Sales, general and administrative	435,702	430,822	405,613
Total operating expenses	1,771,536	1,578,104	1,408,218
Income from operations	496,227	648,239	648,299
Interest income	17,119	19,908	19,149
Interest expense	(10,443)	(3,294)	(3,089)
Other income (expense), net	7,351	(2,814)	(963)
Income before income tax	510,254	662,039	663,396
Income tax expense	70,264	99,503	82,306
Net income	$439,990	$562,536	$581,090

Net income per share:
Basic	$0.75	$0.91	$0.96
Diluted	$0.74	$0.90	$0.94

Weighted average shares used in per share computation:
Basic	587,893	619,324	603,646
Diluted	594,517	624,957	616,371

Cash dividends declared and paid per common share	$0.310	$0.075	$—

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Net income	$439,990	$562,536	$581,090
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax effect of $(134), $126, and $937 in 2014, 2013 and 2012, respectively	(3,555)	(303)	755
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effect of $834, $178, and $222 in 2014, 2013 and 2012, respectively	(1,549)	(330)	(413)
Other comprehensive income (loss)	$(5,104)	$(633)	$342
Total comprehensive income	$434,886	$561,903	$581,432

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 26, 2014	January 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,151,587	$732,786
Marketable securities	3,520,223	2,995,097
Accounts receivable, less allowances of $14,959 in 2014 and $16,595 in 2013	426,357	454,252
Inventories	387,765	412,467
Prepaid expenses and other	70,285	76,920
Deferred income taxes	68,494	103,736
Total current assets	5,624,711	4,775,258
Property and equipment, net	582,740	576,144
Goodwill	643,179	641,030
Intangible assets, net	296,012	312,332
Other assets	104,252	107,481
Total assets	$7,250,894	$6,412,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324,391	$356,428
Accrued liabilities and other	621,105	619,795
Total current liabilities	945,496	976,223

Long-term debt	1,356,375	—
Other long-term liabilities	475,125	589,321
Capital lease obligations, long-term	17,500	18,998
Commitments and contingencies - see Note 12	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000,000,000 shares authorized; 735,242,458 shares issued and 567,996,734 outstanding in 2014; 720,153,197 shares issued and 616,756,134 outstanding in 2013	732	720
Additional paid-in capital	3,483,342	3,193,623
Treasury stock, at cost (167,245,724 shares in 2014 and 103,397,063 shares in 2013)	(2,537,295)	(1,622,709)
Accumulated other comprehensive income	4,877	9,981
Retained earnings	3,504,742	3,246,088
Total stockholders' equity	4,456,398	4,827,703
Total liabilities and stockholders' equity	$7,250,894	$6,412,245

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stock	Income	Earnings	Equity
Balances, January 30, 2011	588,555,701	$677	$2,500,577	$(1,479,392)	$10,272	$2,149,328	$3,181,462
Other comprehensive income	—	—	—	—	342	—	342
Net income	—	—	—	—		581,090	581,090
Issuance of common stock from stock plans	24,753,362	23	213,346	—	—	—	213,369
Tax withholding related to vesting of restricted stock units	(1,117,651)	—	—	(17,512)	—	—	(17,512)
Tax benefit from stock-based compensation	—	—	50,475	—	—	—	50,475
Stock-based compensation	—	—	136,498	—	—	—	136,498
Balances, January 29, 2012	612,191,412	700	2,900,896	(1,496,904)	10,614	2,730,418	4,145,724
Other comprehensive loss	—	—	—	—	(633)	—	(633)
Net income	—	—	—	—		562,536	562,536
Issuance of common stock from stock plans	14,800,959	20	90,721	—	—	—	90,741
Tax withholding related to vesting of restricted stock units	(1,836,097)	—	—	(25,805)	—	—	(25,805)
Stock repurchase	(8,400,140)	—	—	(100,000)	—	—	(100,000)
Cash dividends declared and paid ($0.075 per common share)	—	—	—	—	—	(46,866)	(46,866)
Tax benefit from stock-based compensation	—	—	64,905	—	—	—	64,905
Stock-based compensation	—	—	137,101	—	—	—	137,101
Balances, January 27, 2013	616,756,134	720	3,193,623	(1,622,709)	9,981	3,246,088	4,827,703
Other comprehensive loss	—	—	—	—	(5,104)	—	(5,104)
Net income	—	—	—	—	—	439,990	439,990
Issuance of common stock from stock plans	15,088,872	12	97,442	—	—	—	97,454
Tax withholding related to vesting of restricted stock units	(1,944,391)	—	—	(27,282)	—	—	(27,282)
Stock repurchase	(61,903,881)	—	—	(887,304)		—	(887,304)
Discount on convertible notes	—	—	125,725	—	—	—	125,725
Purchase of convertible note hedges	—	—	(167,100)	—	—	—	(167,100)
Proceeds from the sale of common stock warrants	—	—	59,100	—	—	—	59,100
Deferred tax asset associated with convertible notes	—	—	14,481	—	—	—	14,481
Cash dividends declared and paid ($0.310 per common share)	—	—	—	—	—	(181,336)	(181,336)
Tax benefit from stock-based compensation	—	—	23,827	—	—	—	23,827
Stock-based compensation	—	—	136,244	—	—	—	136,244
Balances, January 26, 2014	567,996,734	$732	$3,483,342	$(2,537,295)	$4,877	$3,504,742	$4,456,398
 See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Cash flows from operating activities:
Net income	$439,990	$562,536	$581,090
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	136,295	136,662	136,354
Depreciation and amortization	239,148	226,235	204,205
Amortization of debt discount	4,600	—	—
Gain on sale of long-lived assets and investments	(10,471)	—	—
Deferred income taxes	15,430	31,860	19,056
Tax benefit from stock-based compensation	(25,801)	(68,710)	(52,793)
Other	23,718	47,911	19,095
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	28,852	(118,940)	26,236
Inventories	24,651	(78,949)	18,884
Prepaid expenses and other current assets	6,729	(20,290)	(14,803)
Deposits and other assets	4,823	8,567	(70,694)
Accounts payable	(20,382)	10,885	35,708
Accrued liabilities and other long-term liabilities	(32,436)	86,405	6,818
Net cash provided by operating activities	835,146	824,172	909,156
Cash flows from investing activities:
Purchases of marketable securities	(3,065,404)	(2,378,445)	(1,964,898)
Proceeds from sales of marketable securities	1,926,817	854,993	656,171
Proceeds from maturities of marketable securities	585,150	962,417	654,572
Purchases of property and equipment and intangible assets	(255,186)	(183,309)	(138,735)
Proceeds from sale of long-lived assets and investments	24,781	—	—
Acquisition of businesses, net of cash and cash equivalents	(17,145)	—	(348,884)
Other	(4,950)	352	(1,590)
Net cash used in investing activities	(805,937)	(743,992)	(1,143,364)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	1,477,500	—	—
Purchase of convertible note hedges	(167,100)	—	—
Proceeds from the sale of common stock warrants	59,100	—	—
Proceeds from issuance of common stock under employee stock plans	70,170	64,935	195,857
Payments related to repurchases of common stock	(887,304)	(100,000)	—
Dividends paid	(181,336)	(46,866)	—
Tax benefit from stock-based compensation	25,801	68,710	52,793
Payments under capital lease obligations	(2,239)	(2,049)	(1,608)
Other	(5,000)	—	(10,319)
Net cash (used in) provided by financing activities	389,592	(15,270)	236,723
Change in cash and cash equivalents	418,801	64,910	2,515
Cash and cash equivalents at beginning of period	732,786	667,876	665,361
Cash and cash equivalents at end of period	$1,151,587	$732,786	$667,876

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes, net	$14,615	$(38,608)	$58,328
Cash paid for interest on capital lease obligations	$2,518	$2,772	$3,008

Non-cash investing and financing activities:
Change in unrealized gains (losses) from marketable securities	$(5,104)	$(633)	$342
Assets acquired by assuming related liabilities	$3,327	$45,195	$15,913

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

NVIDIA is a visual computing company. In a world increasingly filled with visual displays, our graphics technologies let our customers interact with the world of digital ideas, information and entertainment with an efficiency that no other communication medium can match. NVIDIA's research and development in visual computing has yielded approximately 7,000 patent assets, including inventions essential to modern computing.
Our businesses are based on two technologies with a consistent underlying graphics architecture: the GPU and the Tegra processor.
GPUs, each with billions of transistors, are the engines of visual computing and among the world's most complex processors. We have GPU product brands aimed at specific users and applications: GeForce for gamers; Quadro for designers; Tesla for researchers; and GRID for cloud-based graphics.
The Tegra processor is a SOC integrating an entire computer on a single chip. Tegra processors incorporate GPUs and multi-core CPUs together with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Our Tegra SOC conserves power while delivering state-of-the-art graphics and multimedia processing.
Headquartered in Santa Clara, California, we were incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

Fiscal Year

We operate on a 52- or a 53-week year, ending on the last Sunday in January. Fiscal years 2014, 2013 and 2012 were 52-week years.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of NVIDIA Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S.GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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
Our policy on sales to certain distributors with rights of return is to defer recognition of revenue and related cost of revenue until the distributors resell the product, as the level of returns cannot be reasonably estimated.
Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and accrue for 100% of the potential rebates and do not apply a breakage factor. While we have a long history of rebate arrangements with OEMs, we believe we are unable to apply our historical experience to reliably estimate the amount of rebates that will eventually be claimed by individual OEMs. The OEMs are not our direct customers and the quantity and mix of demand they place on CEM/ODMs may shift as we introduce new generations and iterations of products and as we experience changes in new competitor offerings. In addition, we typically find that approximately 95% of the rebates we accrue each year are eventually claimed, which is substantially close to 100%, and that this percentage varies by program and by customer. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue, the amount of which typically represents approximately 0.5% of total revenue.

Our customer programs also include marketing development funds, or MDFs.  MDFs represent monies paid to retailers, system builders, original equipment manufacturers, or OEMs, distributors and add-in card partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products. Depending on market conditions, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered. We account for MDFs as a reduction of revenue and apply a breakage factor to certain types of MDF program accruals for which we believe we can make a reasonable and reliable estimate of the amount that will ultimately be unclaimed. MDF amounts that have been previously recorded against revenue and subsequently expired unclaimed are reversed to revenue. Such amounts have not been significant.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Royalty revenue is recognized related to the distribution or sale of products that use our technologies under license agreements with third parties.  We recognize royalty revenue upon receipt of a confirmation of earned royalties and when collectability is reasonably assured from the applicable licensee.

Advertising Expenses
We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2014, 2013 and 2012 were $13.1 million, $9.2 million and $8.4 million, respectively.

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

Stock-based Compensation

We measure stock-based compensation expense based on the estimated fair value of equity awards at the grant date, and recognize the expense using a straight-line attribution method over the requisite employee service period. We estimate the fair value of employee stock options on the date of grant using a binomial model. We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units. The fair value of our employee stock purchase plan is calculated using the Black-Scholes model.  Our stock-based compensation for employee stock purchase plan is expensed using an accelerated amortization model.
Litigation, Investigation and Settlement Costs

From time to time, we are involved in legal actions and/or investigations by regulatory bodies. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with U.S. GAAP. However, the actual liability in any such litigation or investigation may be materially different from our estimates, which could require us to record additional costs.

Foreign Currency Remeasurement

We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment, and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency re-measurement are included in “Other income (expense), net” in our Consolidated Statements of Income and to date have not been significant.

The impact of gain or loss from foreign currency remeasurement included in determining other income (expense), net for fiscal years 2014, 2013 and 2012 was $4.7 million, $(1.5) million and $1.6 million, respectively.

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
As of January 26, 2014, we had a valuation allowance of $244.5 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.
Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $427.9 million as of January 26, 2014. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from operations.
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

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. Additionally, we issued convertible notes with a net settlement feature that requires us, upon conversion, to settle the principal amount of debt for cash and the conversion premium for cash or shares of our common stock. Our convertible notes, note hedges, and related warrants contain various conversion features, which are further described in Note 11 of these Notes to the Consolidated Financial Statements. The potentially dilutive shares resulting from the convertible notes and warrants under the treasury stock method will be included in the calculation of diluted income per share when their inclusion is dilutive. However, unless actually exercised, the note hedges will not be included in the calculation of diluted net income per share, as their pre-exercised effect would be anti-dilutive under the treasury stock method.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 26, 2014 and January 27, 2013, our cash and cash equivalents were $1,151.6 million and $732.8 million, respectively, which include $307.9 million and $195.8 million invested in money market funds for fiscal year 2014 and fiscal year 2013, respectively.

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

We performed an impairment review of our investment portfolio as of January 26, 2014.  Based on our impairment review and having considered the guidance of the relevant accounting literature, we did not record any other than temporary impairment charges during fiscal year 2014.  We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 26, 2014.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 26, 2014 and January 27, 2013. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, accounts receivable and the note hedge. Our investment policy requires the purchase of high grade investment securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 23% of our accounts receivable balance from one customer at January 26, 2014 and approximately 40% of our accounts receivable balance from three customers at January 27, 2013. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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

Inventories

Inventory cost is computed on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Inventory costs consist primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, and shipping costs, as well as the cost of purchased memory products and other component parts. We charge cost of sales for inventory provisions to write down our inventory to the lower of cost or estimated market value or to completely write off obsolete or excess inventory. Most of our inventory provisions relate to the write-off of excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.
Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets, generally three to five years.  The estimated useful lives of our buildings are up to twenty five years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset.

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist.  For the purposes of completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis.
For those reporting units where a significant change or event has occurred, where potential impairment indicators exist, or for which we have not performed a quantitative assessment recently, we utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test by weighing the results from the income approach and the market approach. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities. Please refer to Note 5 of these Notes to the Consolidated Financial Statements for additional information.

Intangible Assets

Intangible assets primarily represent rights acquired under technology licenses, patents, acquired intellectual property, trademarks and customer relationships and are subject to an annual impairment test. We currently amortize our intangible assets with definitive lives over periods ranging from one to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method.

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

Accounting for Asset Retirement Obligations

We account for asset retirement obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The accounting guidance applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  As of January 26, 2014 and January 27, 2013, our asset retirement obligations to return the leasehold improvements at our headquarters facility in Santa Clara, California and certain laboratories at our Austin facility and international locations to their original condition upon lease termination were $11.1 million and $10.6 million, respectively.

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

In February 2013, the FASB issued updated guidance requiring entities to report the effect of significant reclassifications to accumulated other comprehensive income on the respective line items in net income. These reclassifications are reported only if U.S. GAAP requires the entire amount to be reclassified to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance in our interim period ended April 28, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only, and we have not had significant reclassifications out of accumulated other comprehensive income.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(In thousands)
Cost of revenue	$10,688	$10,490	$11,322
Research and development	82,940	82,157	80,502
Sales, general and administrative	42,667	44,015	44,530
Total	$136,295	$136,662	$136,354

As of January 26, 2014 and January 27, 2013, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $241.3 million and $208.7 million, respectively, adjusted for estimated forfeitures.  As of January 26, 2014 and January 27, 2013, we expect to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.5 years and 2.7 years, respectively.  As of both January 26, 2014 and January 27, 2013, we expect to recognize the unearned stock-based compensation expense related to RSUs over an estimated weighted average amortization period of 2.7 years.
Stock-based compensation capitalized in inventories resulted in a net charge of $0.1 million, $0.4 million and $0.1 million in cost of revenue during the fiscal years ended January 26, 2014, January 27, 2013 and January 29, 2012, respectively.
During fiscal years 2014, 2013 and 2012, we granted approximately 6.1 million, 7.1 million and 6.4 million stock options, respectively, with estimated total grant-date fair values of $21.3 million, $38.3 million and $52.4 million, respectively, and weighted average grant-date fair values of $3.47, $5.38 and $8.16 per option, respectively. During fiscal years 2014, 2013 and 2012, we granted approximately 10.8 million, 8.1 million and 7.3 million RSUs, respectively, with estimated total grant-date fair values of $144.8 million, $112.8 million and $119.7 million, respectively, and weighted average grant-date fair values of $13.46, $13.86 and $16.31 per RSU, respectively.
Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal years 2014, 2013 and 2012 was $29.7 million, $27.1 million and $30.8 million, respectively.
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
For awards granted on or subsequent to November 8, 2012, we use a dividend yield at grant date based on the per share dividends declared during the most recent quarter. Additionally, for employee stock option and RSU awards, we estimate forfeitures annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of stock options granted under our stock option plans and shares issued under our employee stock purchase plan have been estimated with the following assumptions:

Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Stock Options	(Using a binomial model)
Weighted average expected life (in years)	2.4-3.5	3.1-4.9	3.0-5.4
Risk-free interest rate	1.8%-3.0%	1.5%-2.3%	1.9%-3.8%
Volatility	28%-37%	39%-49%	46%-65%
Dividend yield	1.9%-2.4%	2.4%	—

Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Employee Stock Purchase Plan	(Using the Black-Scholes model)
Weighted average expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.4%	0.1%-0.3%	0.1%-0.7%
Volatility	32%-37%	44%-47%	57%-61%
Dividend yield	2.0%-2.4%	—	—

Equity Incentive Program

We grant stock options, RSUs, and stock purchase rights under the following equity incentive plans.

Amended and Restated 2007 Equity Incentive Plan

At the Annual Meeting of Stockholders held on June 21, 2007, our stockholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, or the 2007 Plan. At the Annual Meeting of Stockholders held on May 17, 2012, our stockholders approved an amendment and restatement of the 2007 Plan. At the Annual Meeting of Stockholders held on May 15, 2013, our stockholders re-approved the 2012 amendment and restatement of the 2007 Plan, or the Restated 2007 Plan.

The Restated 2007 Plan authorizes the issuance of incentive stock options, nonstatutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. With the amendment and restatement of the 2007 Plan, which increased the number of shares of common stock authorized for issuance under the 2007 Plan by 25,000,000 shares, up to 177,767,766 shares of our common stock may be issued pursuant to stock awards granted under the Restated 2007 Plan .  Currently, we grant stock options and RSUs under our equity incentive plans. As of January 26, 2014, there were 24,722,435 shares available for future issuance under the Restated 2007 Plan.

Stock options granted to employees, subject to certain exceptions, vest over a four year period, subject to continued service, with 25% vesting on the anniversary of the hire date in the case of new hires or the anniversary of the date of grant in the case of grants to existing employees and 6.25% vesting at the end of each quarterly period thereafter. Options granted under the 2007 Plan generally expire ten years from the date of grant.

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

PortalPlayer, Inc. 1999 Stock Option Plan

We assumed options issued under the PortalPlayer, Inc. 1999 Stock Option Plan, or the 1999 Plan, when we completed our acquisition of PortalPlayer on January 5, 2007.  Options to purchase 920 shares of NVIDIA common stock remain outstanding under the 1999 Plan.  We do not intend to grant future stock awards under the 1999 Plan.

1998 and 2012 Employee Stock Purchase Plans

 In February 1998, our Board approved the 1998 Employee Stock Purchase Plan, or the 1998 Plan. At the Annual Meeting of Stockholders held on May 17, 2012, our stockholders approved the 2012 Employee Stock Purchase Plan, or the 2012 Plan, the successor to the 1998 Plan, and collectively with the 1998 Plan, the ESPP Plans.

Prior to the effective date of the 2012 Plan, we had authorized a total of 78,000,000 shares for issuance under the 1998 Plan, 54,567,667 shares of which had been issued, 15,000,000 shares of which were reserved for issuance pursuant to outstanding purchase rights and 8,432,333 shares of which were available for future issuance. Upon its approval by our stockholders, the maximum aggregate number of shares that could be issued under the 2012 Plan would not exceed 55,432,333 shares.

Effective upon the August 31, 2012 purchase date pursuant to the 1998 Plan, of the 15,000,000 shares which had been reserved for issuance pursuant to outstanding purchase rights, 2,687,698 shares were issued pursuant to outstanding purchase rights, 183,000 shares were available but reserved for future issuance, and the remaining 12,129,302 shares were moved into the share reserve of the 2012 Plan. Effective upon the February 28, 2013 purchase date pursuant to the 1998 Plan, 8,819 shares were issued pursuant to outstanding purchase rights, and the remaining 174,181 shares were moved into the share reserve of the 2012 Plan. At January 26, 2014, under the 2012 Plan, we had issued 6,115,403 shares and reserved 46,620,413 shares for future issuance.

Each of the ESPP Plans is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the current offerings adopted pursuant to the ESPP Plans, each offering period is 24 months, which is divided into four purchase periods of six months.

Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the ESPP Plans up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under the ESPP Plans will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period. During fiscal years 2014, 2013 and 2012, employees purchased approximately 6.1 million, 5.5 million, and 5.8 million shares, respectively, under the ESPP Plans with weighted-average prices of $10.79, $10.83, and $8.18 per share, respectively, and weighted average grant-date fair values of $5.60, $5.16 and $5.47 per share, respectively. Employees may end their participation in the ESPP Plans at any time during the offering period, and participation ends automatically on termination of employment with us and in each case their contributions are refunded.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of our equity award transactions under our equity incentive plans:

		Options Outstanding				Restricted Stock Units Outstanding
	Total Stock Awards Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Grant-Date Fair Value
Balances, January 30, 2011	33,736,488	44,001,458	$12.88			10,611,914	$13.23
Authorized	—	—	—			—	—
Granted	(13,767,554)	6,430,778	$16.18			7,336,776	$16.31
Exercised	—	(15,515,053)	$10.70			—	—
Vested restricted stock	—	—	—			(3,442,076)	$12.02
Canceled and forfeited	2,457,018	(1,588,207)	$14.78			(868,811)	$14.72
Balances, January 29, 2012	22,425,952	33,328,976	$14.44			13,637,803	$15.10
Authorized (2)	25,000,000	—	—			—	—
Granted	(15,254,977)	7,119,319	$13.88			8,135,658	$13.86
Exercised	—	(3,646,680)	$8.66			—	—
Vested restricted stock	—	—	—			(5,691,623)	$15.02
Canceled and forfeited	4,728,901	(3,806,290)	$17.04			(922,611)	$15.14
Balances, January 27, 2013	36,899,876	32,995,325	$14.66			15,159,227	$14.46
Authorized	—	—				—	—
Granted	(16,905,398)	6,148,672	$14.30			10,756,726	$13.46
Exercised	—	(3,058,530)	$10.26			—	—
Vested restricted stock	—	—	—			(5,906,509)	$14.79
Canceled and forfeited	4,738,712	(3,581,556)	$21.85			(1,157,156)	$13.86
Balances, January 26, 2014	24,733,190	32,503,911	$14.22	5.5	$67,868,413	18,852,288	$13.82
Exercisable at January 26, 2014		19,866,375	$14.09	3.7	$49,516,264
Vested and expected to vest after January 26, 2014		30,498,779	$14.21	5.3	$64,921,492	15,258,123	$13.82

(1)  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 26, 2014, based on the $15.56 closing stock price of our common stock on the NASDAQ Global Select Market on January 24, 2014, the last trading day of fiscal year 2014, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of January 26, 2014 was 39.9 million shares and 12.3 million shares, respectively.

(2) Represents the shares that were approved at our 2012 Annual Meeting of Stockholders and re-approved at our 2013 Annual Meeting of Stockholders.

The total intrinsic value of options exercised was $14.4 million, $21.1 million and $105.3 million for fiscal years 2014, 2013 and 2012, respectively. Upon exercise of an option, we issue new shares of stock. The total fair value of options vested was $34.6 million, $40.3 million and $49.5 million for fiscal years 2014, 2013 and 2012, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(In thousands, except per share data)
Numerator:
Net income	$439,990	$562,536	$581,090
Denominator:
Denominator for basic net income per share, weighted average shares	587,893	619,324	603,646
Effect of dilutive securities:
Stock awards outstanding	6,624	5,633	12,725
Denominator for diluted net income per share, weighted average shares	594,517	624,957	616,371
Net income per share:
Basic net income per share	$0.75	$0.91	$0.96
Diluted net income per share	$0.74	$0.90	$0.94
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	25,630	26,784	22,617

The denominator for diluted net income per share for fiscal year 2014 does not include any effect from the Notes. In accordance with ASC 260, Earnings per Share, commencing after the fiscal quarter ending on April 27, 2014, the Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $20.16 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $27.14 per share.

The denominator for diluted net income per share for fiscal year 2014 also does not include any effect from the note hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the note hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to the Company under the note hedges are designed to neutralize the dilutive effect of the shares that the Company would issue under the Notes. Please refer to Note 11 of these Notes to the Consolidated Financial Statements for discussion regarding the Notes.

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

The conditional settlement reached in November 2005 never progressed through the confirmation process and the Trustee’s case still remains pending appeal.  As such, we have not reversed the accrual of $30.6 million - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx that we recorded during the three months ended October 30, 2005, pending resolution of the appeal of the Trustee’s case.

The 3dfx asset purchase price of $95.0 million and $4.2 million of direct transaction costs were allocated based on fair values presented below. The final allocation of the purchase price of the 3dfx assets is contingent upon the outcome of all of the 3dfx litigation. Please refer to Note 12 of these Notes to the Consolidated Financial Statements for further discussion regarding this litigation.

	Fair Market Value	Straight-Line Amortization Period
	(In thousands)	(In years)
Property and equipment	$2,433	1-2
Trademarks	11,310	5
Goodwill	85,418	—
Total	$99,161

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 - Goodwill

The carrying amount of goodwill is as follows:

	January 26, 2014	January 27, 2013
	(In thousands)
Icera	$271,186	$271,186
PortalPlayer	104,896	104,896
3dfx	75,326	75,326
Mental Images	59,252	59,252
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
Ageia	19,198	19,198
Portland Group Inc.	2,149	—
Other	16,984	16,984
Total goodwill	$643,179	$641,030

The amount of goodwill allocated to our GPU and Tegra Processor segments as of January 26, 2014 was $230.4 million and $412.8 million, respectively, and as of January 27, 2013 was $228.2 million and $412.8 million, respectively. Please refer to Note 16 of these Notes to the Consolidated Financial Statements for further discussion regarding segments.
We allocate goodwill to our reporting units and perform our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist.  For the purposes of completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis. We utilized a quantitative analysis to complete our most recent annual impairment test during the fourth quarter of fiscal year 2014 and concluded that there was no impairment, as the fair value of our reporting units exceeded their carrying values.
In a qualitative analysis, we evaluate factors including, but not limited to, macro-economic conditions, market and industry conditions, the competitive environment, the operational stability and the overall financial performance of the reporting units, including cost factors and actual revenue results. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, no further goodwill impairment testing is required.
For those reporting units where a significant change or event has occurred, where potential impairment indicators exist, or for which we have not performed a quantitative assessment recently, we utilize a two-step quantitative assessment to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test by weighing the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal or residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business.
When performing an income approach valuation, we incorporate the use of projected financial information and a discount rate that are developed using market participant based assumptions to our discounted cash flow model. Our estimates of discounted cash flow were based upon, among other things, certain assumptions about our expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. The market method of determining the fair value of our reporting units requires us to use judgment in the selection of appropriate market comparables.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	January 26, 2014				January 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(In thousands)			(In years)	(In thousands)			(In years)
Acquisition-related intangible assets	$189,239	$(114,104)	$75,135	6.5	$172,039	$(96,389)	$75,650	6.9
Patents and licensed technology	446,196	(225,319)	220,877	7.2	407,002	(170,320)	236,682	7.0
Total intangible assets	$635,435	$(339,423)	$296,012		$579,041	$(266,709)	$312,332

Amortization expense associated with intangible assets for fiscal years 2014, 2013 and 2012 was $72.7 million, $68.4 million and $59.0 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of licensed technology, patent portfolios and the acquisition of certain assets from a business combination during fiscal year 2014. Future amortization expense for the net carrying amount of intangible assets at January 26, 2014 is estimated to be $79.4 million in fiscal year 2015, $72.7 million in fiscal year 2016, $59.4 million in fiscal year 2017, $48.1 million in fiscal year 2018, $19.9 million in fiscal year 2019 and $16.5 million in fiscal years subsequent to fiscal year 2019 until fully amortized.

Note 7 - Marketable Securities

All of the cash equivalents and marketable securities are classified as “available-for-sale” securities. Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our consolidated statement of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of cash equivalents and marketable securities at January 26, 2014 and January 27, 2013:

	January 26, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$1,012,740	$848	$(261)	$1,013,327
Corporate debt securities	1,827,788	1,857	(1,065)	1,828,580
Mortgage backed securities issued by United States government-sponsored enterprises	185,594	3,837	(725)	188,706
Money market funds	307,865	—	—	307,865
Debt securities issued by United States Treasury	495,889	621	(57)	496,453
Asset-backed securities	258,017	15	(315)	257,717
Total	$4,087,893	$7,178	$(2,423)	$4,092,648
Classified as:
Cash equivalents				$572,425
Marketable securities				3,520,223
Total				$4,092,648

	January 27, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Debt securities of United States government agencies	$867,087	$1,199	$(139)	$868,147
Corporate debt securities	1,255,297	3,175	(542)	1,257,930
Mortgage backed securities issued by United States government-sponsored enterprises	183,034	6,194	(57)	189,171
Money market funds	195,790	—	—	195,790
Debt securities issued by United States Treasury	785,228	1,102	(105)	786,225
Total	$3,286,436	$11,670	$(843)	$3,297,263
Classified as:
Cash equivalents				$302,166
Marketable securities				2,995,097
Total				$3,297,263

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the breakdown of the investments with unrealized losses at January 26, 2014:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$789,095	$(87)	$1,039,485	$(978)	$1,828,580	$(1,065)
Mortgage backed securities issued by United States government-sponsored enterprises	999	—	187,707	(725)	188,706	(725)
Debt securities of United States Treasury	88,984	(9)	407,469	(48)	496,453	(57)
Debt securities issued by United States government agencies	576,920	(100)	436,407	(161)	1,013,327	(261)
Asset-backed securities	119,889	(119)	137,828	(196)	257,717	(315)
Total	$1,575,887	$(315)	$2,208,896	$(2,108)	$3,784,783	$(2,423)

We performed an impairment review of our investment portfolio as of January 26, 2014. Factors considered included general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value.  We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment was other than temporarily impaired. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we did not record any other-than-temporary impairment charges during fiscal year 2014.  We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 26, 2014.

As of January 26, 2014, we had eight investments that were in an unrealized loss position with total unrealized losses amounting to $0.3 million and with a duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 26, 2014 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

Net realized gains were $2.4 million, $0.5 million and $0.4 million for fiscal years 2014, 2013, and 2012, respectively.  As of January 26, 2014, we had a net unrealized gain of $4.8 million, which was comprised of gross unrealized gains of $7.2 million, offset by $2.4 million of gross unrealized losses.  As of January 27, 2013, we had a net unrealized gain of $10.9 million, which was comprised of gross unrealized gains of $11.7 million, offset by $0.8 million of gross unrealized losses.

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at January 26, 2014 and January 27, 2013 and are shown below by contractual maturity.

	January 26, 2014		January 27, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,883,132	$1,883,753	$1,397,350	$1,399,304
Due in 1 - 5 years	2,114,289	2,117,387	1,777,785	1,783,103
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	90,472	91,508	111,301	114,856
Total	$4,087,893	$4,092,648	$3,286,436	$3,297,263

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 - Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for- sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the year ended January 26, 2014. Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Financial assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	January 26, 2014	(Level 1)	(Level 2)
	(In thousands)
Debt securities of United States government agencies (1)	$1,013,327	$—	$1,013,327
Corporate debt securities (2)	1,828,580	—	1,828,580
Mortgage backed securities issued by United States government-sponsored enterprises (3)	188,706	—	188,706
Money market funds (4)	307,865	307,865	—
Debt securities issued by United States Treasury (3)	496,453	—	496,453
Asset-backed securities (3)	257,717	—	257,717
Total assets	$4,092,648	$307,865	$3,784,783

(1)	Includes $30.0 million in Cash Equivalents and $983.3 million in Marketable Securities on the Consolidated Balance Sheet.

(2)	Includes $234.6 million in Cash Equivalents and $1,594.0 million in Marketable Securities on the Consolidated Balance Sheet.

(3)	Included in Marketable Securities on the Consolidated Balance Sheet.

(4)	Included in Cash Equivalents on the Consolidated Balance Sheet.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 26, 2014	January 27, 2013
Inventories:	(In thousands)
Raw materials	$126,896	$157,989
Work in-process	94,844	67,352
Finished goods	166,025	187,126
Total inventories	$387,765	$412,467

	January 26, 2014	January 27, 2013	Estimated Useful Life
	(In thousands)		(In years)
Property and Equipment:
Land	$218,496	$218,496	(A)
Building	19,268	30,869	5-25
Test equipment	412,862	349,530	3-5
Software and licenses	120,435	245,734	3-5
Leasehold improvements	178,884	159,413	(B)
Computer equipment	204,344	174,712	3
Office furniture and equipment	58,874	58,712	5
Capital leases	28,481	27,231	(B)
Construction in process	41,176	24,085	(C)
Total property and equipment, gross	1,282,820	1,288,782
Accumulated depreciation and amortization	(700,080)	(712,638)
Total property and equipment, net	$582,740	$576,144
(A) Land is a non-depreciable asset.
(B) Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining expected lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

Depreciation expense for fiscal years 2014, 2013 and 2012 was $164.0 million, $157.6 million and $145.2 million, respectively.

	January 26, 2014	January 27, 2013
Accrued Liabilities:	(In thousands)
Deferred revenue	$273,108	$273,605
Accrued customer programs (1)	157,840	163,406
Customer advances	9,297	9,090
Warranty accrual (2)	7,571	14,874
Accrued payroll and related expenses	109,721	98,977
Accrued legal settlement (3)	30,600	30,600
Taxes payable, short- term	2,378	3,173
Other	30,590	26,070
Total accrued liabilities and other	$621,105	$619,795

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)  Please refer to Note 1 of these Notes to the Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2)  Please refer to Note 10 of these Notes to the Consolidated Financial Statements for discussion regarding the warranty accrual.
(3)  Please refer to Note 12 of these Notes to the Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	January 26, 2014	January 27, 2013
Other Long Term Liabilities:	(In thousands)
Deferred income tax liability	$157,953	$192,950
Income tax payable	119,977	115,267
Asset retirement obligations	11,056	10,165
Deferred revenue	172,199	236,152
Other	13,940	34,787
Total other long-term liabilities	$475,125	$589,321

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

Accrual for estimated product returns and product warranty liabilities

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. During periods prior to fiscal year 2012, we recorded a cumulative net charge of $475.9 million, most of which was charged against cost of revenue, to cover customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations. During fiscal year 2014, we released the remaining $7.8 million unclaimed balance of that warranty accrual.

The estimated product returns and estimated product warranty liabilities for fiscal years 2014, 2013 and 2012 are as follows:

	January 26, 2014	January 27, 2013	January 29, 2012
	(In thousands)
Balance at beginning of period (1)	$14,874	$18,406	$107,896
Additions	6,786	5,738	7,329
Deductions (2)	(14,089)	(9,270)	(96,819)
Balance at end of period	$7,571	$14,874	$18,406

(1)  Includes a balance of $9.6 million, $13.2 million and $103.7 million for fiscal years 2014, 2013 and 2012, respectively, for the remaining amount of the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set, which we recorded prior to fiscal year 2012.

(2) Includes $1.8 million, $3.0 million and $73.3 million for fiscal years 2014, 2013 and 2012, respectively, in payments related to weak die/packaging set warranty accrual recorded prior to fiscal year 2012, and $7.8 million related to the release of the final unclaimed portion of that accrual during fiscal year 2014.

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

Note 11 - Long-Term Debt
1.00 % Convertible Senior Notes Due 2018
On December 2, 2013, we issued $1.5 billion of 1.00% convertible senior notes due 2018, or the Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of approximately 49.60 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $20.16 per share of common stock), subject to adjustment as described in the indenture governing the Notes.
Holders may convert their notes at their option at any time prior to August 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 27, 2014 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after August 1, 2018 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes regardless of the foregoing conditions. Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
As of January 26, 2014, none of the conditions allowing holders of the Notes to convert had been met. The determination of whether or not the Notes are convertible must be performed quarterly. If the Notes become convertible at the option of the holder, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in the mezzanine equity section on our Consolidated Balance Sheets.
In accordance with ASC 470-20 Debt with Conversion and Other Options, all cash-settled convertible debt should be separated into debt and equity components at issuance and be assigned a fair value. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the net cash proceeds and this estimated fair value, represents the value assigned to the equity component and is recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.
The initial debt component of the Notes was valued at $1,351.8 million based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 3.15%. The carrying value of the permanent equity component reported in additional paid-in-capital was valued at $125.7 million and recorded as a debt discount. This amount, together with the $22.5 million purchaser's discount to the par value of the Notes represents the total unamortized debt discount of $148.2 million we recorded at the time of issuance of the Notes. The aggregate debt discount is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 3.15%.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the carrying amounts of the liability and equity components:

January 26, 2014
(In thousands)
Amount of the equity component	$125,725

1.00% convertible senior notes due 2018	$1,500,000
Unamortized debt discount (1)	(143,625)
Net carrying amount	$1,356,375
(1) As of January 26, 2014, the remaining period over which the unamortized debt discount will be amortized is 4.83 years.
The following table presents the interest expense for the contractual interest and the accretion of debt discount:

Year Ended
January 26, 2014
(In thousands)
Contractual coupon interest expense	$2,500
Amortization of debt discount	4,600
Amortization of debt issuance costs	34
Total interest expense related to Notes	$7,134
As of January 26, 2014, the fair value of the Notes was approximately $1,528.4 million. The 2018 Notes are classified within Level 2 as they are not actively traded in markets.
Note Hedges and Warrants
The net proceeds from the Notes were approximately $1,477.5 million after payment of the initials purchaser's discount. Concurrently with the offering of the Notes, we entered into a convertible note hedge transaction, or the Note Hedges, with a strike price equal to the initial conversion price of the Notes, or approximately $20.16 per share. The Note Hedges allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. We paid $167.1 million for the Note Hedges.
In addition, concurrent with the offering of the Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with a strike price to the holders of the Warrants of approximately $27.14 per share. The Warrants are net share settled and cover, subject to customary antidilution adjustments, approximately 74.4 million shares of our common stock. We received $59.1 million for the Warrants transaction.
The $108.0 million net cost of the Note Hedges offset by the proceeds from the Warrants is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity's Own Equity.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

 Note 12 - Commitments and Contingencies

Inventory Purchase Obligations

At January 26, 2014 and January 27, 2013, we had outstanding inventory purchase obligations totaling $397.7 million and $470.3 million, respectively.

Capital Purchase Obligations

At January 26, 2014 and January 27, 2013, we had outstanding capital purchase obligations totaling $41.3 million and $44.8 million, respectively.

Lease Obligations

Our headquarters complex is located in Santa Clara, California and includes eight buildings that are leased properties. The lease agreements for three of the eight leased properties expire in fiscal year 2020 and include two five-year renewals at our option; one leased building expires in fiscal year 2019 that also has two five-year renewal options; one lease property expires in fiscal year 2018; one lease property expires in fiscal year 2017 with a five-year renewal at our option; and two leased buildings expire in fiscal year 2015, one with a seven-year renewal at our option. Future minimum lease payments related to headquarters operating leases total $81.0 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2025. We also include non-cancelable obligations under certain software licensing arrangements as operating leases.

Future minimum lease payments under our non-cancelable operating leases as of January 26, 2014, are as follows:

Future Minimum Lease Obligations
(In thousands)
Fiscal Year:
2015	$74,007
2016	70,800
2017	60,884
2018	29,262
2019	22,202
2020 and thereafter	34,693
Total	$291,848

Rent expense for the years ended January 26, 2014, January 27, 2013 and January 29, 2012 was $43.8 million, $38.4 million and $37.9 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capital lease obligations include building and office equipment lease obligations. The building lease relates to our data center in Santa Clara, California. Future minimum lease payments under the building capital lease total $25.8 million over the remaining lease term, including predetermined rent escalations, and are included in the future minimum lease payment schedule below:

Future Capital Lease Obligations
(In thousands)
Fiscal Year:
2015	$5,168
2016	5,303
2017	5,453
2018	5,607
2019	5,767
2020 and thereafter	26
Total	$27,324
Present value of minimum lease payments	$20,417

Current portion	$2,917
Long-term portion	$17,500

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
In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx's bankruptcy estate served a complaint on NVIDIA asserting claims for, among other things, successor liability and fraudulent transfer and seeking additional payments from us.  The Trustee's fraudulent transfer theory alleged that NVIDIA had failed to pay reasonably equivalent value for 3dfx's assets, and sought recovery of the difference between the$70.0 million paid and the alleged fair value, which difference the Trustee estimated to exceed $50.0 million.  The Trustee's successor liability theory alleged NVIDIA was effectively 3dfx's legal successor and therefore was responsible for all of 3dfx's unpaid liabilities.
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
On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act.  The consolidated complaint sought unspecified compensatory damages.  We filed a motion to dismiss the consolidated complaint in March 2010 and a hearing was held on June 24, 2010 before Judge Seeborg. On October 19, 2010, Judge Seeborg granted our motion to dismiss with leave to amend. On December 2, 2010, co-Lead Plaintiffs filed a Second Consolidated Amended Complaint.  We moved to dismiss the Second Consolidated Amended Complaint on February 14, 2011. Following oral argument, on October 12, 2011, Judge Seeborg granted our motion to dismiss without leave to amend, and on November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. The appeal was heard on January 14, 2014 and is currently under submission.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounting for Loss Contingencies
While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. With the exception of the 3dfx case, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Note 13 - Income Taxes

The income tax expense applicable to income before income taxes consists of the following:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(In thousands)
Current income taxes:
Federal	$7,896	$7,506	$7,099
State	1,234	1,016	789
Foreign	18,513	16,766	7,630
Total current	27,643	25,288	15,518
Deferred taxes:
Federal	17,070	28,143	25,111
State	—	—	—
Foreign	(1,640)	3,717	(6,055)
Total deferred	15,430	31,860	19,056
Charge in lieu of taxes attributable to employer stock option plans	27,191	42,355	47,732
Income tax expense	$70,264	$99,503	$82,306

Income before income taxes consists of the following:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(In thousands)
Domestic	$79,136	$99,422	$120,768
Foreign	431,118	562,617	542,628
Income before income tax	$510,254	$662,039	$663,396

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes as follows:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(In thousands)
Tax expense computed at federal statutory rate	$178,589	$231,714	$232,189
State income taxes, net of federal tax effect	1,608	1,048	2,302
Foreign tax rate differential	(93,831)	(123,626)	(142,071)
U.S. federal R&D tax credit	(30,155)	(29,294)	(24,270)
Stock-based compensation	8,900	11,876	10,983
Tax expense related to intercompany transaction	9,785	9,785	1,533
Other	(4,632)	(2,000)	1,640
Income tax expense	$70,264	$99,503	$82,306

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 26, 2014	January 27, 2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$81,629	$84,156
Accruals and reserves, not currently deductible for tax purposes	131,932	121,644
Property, equipment and intangible assets	48,358	54,636
Research and other tax credit carryforwards	306,975	271,933
Stock-based compensation	33,135	34,187
Convertible debt	14,885	—
Gross deferred tax assets	616,914	566,556
Less: valuation allowance	(244,487)	(224,774)
Total deferred tax assets	$372,427	$341,782
Deferred tax liabilities:
Acquired intangibles	$(33,244)	$(43,878)
Unremitted earnings of foreign subsidiaries	(425,401)	(383,591)
Gross deferred tax liabilities	$(458,645)	$(427,469)
Net deferred tax liability	$(86,218)	$(85,687)

 We recognized income tax expense of $70.3 million, $99.5 million, and $82.3 million during fiscal years 2014, 2013 and 2012, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 13.8% in fiscal year 2014, 15.0% in fiscal year 2013 and 12.4% in fiscal year 2012.
Our effective tax rate on income or loss before tax for the fiscal years was lower than the United States federal statutory rate of 35% due to income or loss earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower than the United States federal statutory tax rate of 35%, favorable recognition in these fiscal years of the U.S. federal R&D tax credit and release of tax reserves as a result of the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.  As of January 26, 2014 and January 27, 2013 we had a valuation allowance of $244.5 million and $224.8 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $427.9 million as of January 26, 2014. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to stockholders' equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from operations.
As of January 26, 2014, we had a federal net operating loss carryforward of $601.8 million, combined state net operating loss carryforwards of $716.0 million, and combined foreign net operating loss carryforwards of $366.9 million. The federal net operating loss carryforwards will expire beginning in fiscal year 2022 and the state net operating loss carryforwards will begin to expire in fiscal year 2015 in accordance with the rules of each particular state.  The total foreign net operating loss carryforwards of $366.9 million, include $91.4 million attributable to Germany, $250.4 million attributable to UK, both of which may be carried forward indefinitely, $21.0 million attributable to Canada and the remainder to other foreign jurisdictions that begin to expire in fiscal year 2015. As of January 26, 2014, we had federal research tax credit carryforwards of $387.7 million that will begin to expire in fiscal year 2018.  We have other federal tax credit carryforwards of $1.5 million that will begin to expire in fiscal year 2015. The research tax credit carryforwards attributable to states is in the amount of $369.2 million, of which $358.2 million is attributable to the State of California and may be carried over indefinitely, and $11.0 million is attributable to various other states and will expire beginning in fiscal year 2015 according to the rules of each particular state.  We have other state tax credit carryforwards of $3.0 million that will expire in fiscal year 2026 and other foreign tax credit carryforwards of $15.7 million, of which $4.7 million may be refunded in fiscal year 2016, $4.8 million may be refunded in fiscal year 2017 and $6.2 million may be refunded in fiscal year 2018 if not utilized.   Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances.  Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.
As of January 26, 2014, U.S. federal and state income taxes have not been provided on approximately $1.96 billion of undistributed earnings of non-United States subsidiaries as such earnings are considered to be indefinitely reinvested.  We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in our foreign subsidiaries as the determination of such amount is not practicable.
As of January 26, 2014, we had $237.7 million of gross unrecognized tax benefits, of which $215.4 million would affect our effective tax rate if recognized.  However, included in the unrecognized tax benefits that would affect our effective tax rate if recognized of $215.4 million is $40.3 million and $0.2 million related to state and foreign income tax, respectively, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $215.4 million of unrecognized tax benefits as of January 26, 2014 consisted of $107.1 million recorded in non-current income taxes payable and $108.3 million reflected as a reduction to the related deferred tax assets.
A reconciliation of gross unrecognized tax benefits is as follows:

	January 26, 2014	January 27, 2013	January 29, 2012
	(In thousands)
Balance at beginning of period	$220,543	$138,262	$121,034
Increases in tax positions for prior years	—	18,800	385
Decreases in tax positions for prior years	(714)	(304)	(293)
Increases in tax positions for current year	22,787	67,764	22,181
Settlements	—	—	—
Lapse in statute of limitations	(4,878)	(3,979)	(5,045)
Balance at end of period	$237,738	$220,543	$138,262

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We classify an unrecognized tax benefit as a current liability, or as a reduction of the amount of a net operating loss carry-forward or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year.  Likewise, the amount is classified as a long-term liability if we anticipate payment or receipt of cash for income taxes during a period beyond a year.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.  As of January 26, 2014, January 27, 2013, and January 29, 2012, we had accrued $12.9 million, $11.3 million, and $9.5 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 26, 2014, non-current income taxes payable of $120.0 million consisted of unrecognized tax benefits of $107.1 million, reduced by the associated federal deduction for state taxes, and the related interest and penalties of $12.9 million.
While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 26, 2014, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 26, 2014, the material tax jurisdictions that may be subject to examination include the United States, Taiwan, Canada, China, Germany, Hong Kong, France, Japan, and India for fiscal years 2003 through 2013. As of January 26, 2014, the material tax jurisdictions for which we are currently under examination include India and Germany for fiscal years 2003 through 2012.

Note 14 - Stockholders’ Equity
 Stock Repurchase Program
Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Most recently, in November 2013, the Board extended the previously authorized repurchase program through January 2016 and authorized an additional $1.0 billion for an aggregate of $3.7 billion under the repurchase program. Through January 26, 2014, we have repurchased an aggregate of 161.2 million shares under our stock repurchase program for a total cost of $2.45 billion.  As of January 26, 2014, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $1.25 billion through January 2016.
In November 2013, we announced the intention to return $1.0 billion to shareholders in fiscal year 2015 in the form of share repurchases and cash dividends. During February 2014, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we prepaid $500.0 million to purchase shares of our common stock and received 20.6 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. The shares we receive results in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
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
In addition to our Board authorized stock repurchases, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit, or RSU, awards under our equity incentive program.  During fiscal year 2014, we withheld approximately 1.9 million shares at a total cost of 27.3 million through net share settlements.   Please refer to Note 2 of these Notes to the Consolidated Financial Statements for further information regarding stock-based compensation related to equity awards granted under our equity incentive programs.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Convertible Preferred Stock
 As of January 26, 2014 and January 27, 2013, there were no shares of preferred stock outstanding.
Note 15 - Employee Retirement Plans

We have a 401(k) Retirement Plan covering substantially all of our United States employees. Under the plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. Effective January 2013, we began matching a portion of the employee contributions. Our contribution expense in fiscal year 2014 was $5.1 million and it was not material in fiscal year 2013.  Some of our non-U.S. subsidiaries have defined benefit and defined contribution plans as required by local statutory requirements.  Our costs under these plans have not been material.

Note 16 - Segment Information
Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Our operating segments are equivalent to our reportable segments. We report our business in two primary reporting segments - the GPU business and the Tegra Processor business.
Our GPU business leverages our GPU technology across multiple end markets. It comprises four primary product lines: GeForce for consumer desktop and notebook PCs; Quadro for professional workstations; Tesla for high-performance computing; and NVIDIA GRID to provide the power of NVIDIA graphics through the cloud. It also includes other related products, licenses and revenue supporting the GPU business, such as memory products.
Our Tegra Processor business comprises primarily product lines based on our Tegra SOC and modem processor technologies, including Tegra for tablets, smartphones and gaming devices; Icera baseband processors and RF transceivers; automotive computers, including infotainment and navigation systems; and gaming devices, such as SHIELD. It also includes embedded products and license and other revenue associated with game consoles.
During the fourth quarter of fiscal year 2014, our CODM completed a refinement of the methodology utilized to assign expenses to the GPU and Tegra Processor businesses to align to the Company’s product architecture and roadmap. With the announcement of our Tegra K1 processor, we now have a single unifying architecture for our GPU and Tegra Processors. This architecture unification prompted a methodology change that leverages our visual computing expertise by charging the operating expenses of certain core engineering functions to the GPU business, while charging the Tegra Processor business for the incremental cost of the teams working directly for that business. In instances where the operating expenses of certain functions benefit both reporting segments, our CODM assigns 100% of those expenses to the reporting segment that benefits the most. The revenue and cost of revenue of the reporting segments was not affected, and comparative periods presented below reflect the impact of this change.
The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include corporate infrastructure and support costs, stock-based compensation costs, amortization of acquisition-related intangible assets, other acquisition-related costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our CODM does not review any information regarding total assets on a reporting segment basis. Reporting segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The table below presents details of our reportable segments and the “All Other” category.

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Year Ended January 26, 2014:
Revenue	$3,468,144	$398,018	$264,000	$4,130,162
Depreciation and amortization expense	$146,571	$49,839	$42,738	$239,148
Operating income (loss)	$834,763	$(268,068)	$(70,468)	$496,227
Year Ended January 27, 2013:
Revenue	$3,251,712	$764,447	$264,000	$4,280,159
Depreciation and amortization expense	$143,262	$40,793	$42,180	$226,235
Operating income (loss)	$694,338	$40,508	$(86,607)	$648,239
Year Ended January 29, 2012:
Revenue	$3,186,764	$591,166	$220,000	$3,997,930
Depreciation and amortization expense	$129,307	$35,431	$39,467	$204,205
Operating income (loss)	$721,957	$43,736	$(117,394)	$648,299

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(In thousands)
Reconciling items included in "All Other" category :
Revenue not allocated to reporting segments	$264,000	$264,000	$220,000
Unallocated corporate operating expenses and other expenses	(166,483)	(157,680)	(156,268)
Stock-based compensation	(136,295)	(136,662)	(136,354)
Acquisition-related costs, net	(31,652)	(36,138)	(37,472)
Other non-recurring expenses and benefits	(38)	(20,127)	(7,300)
Total	$(70,468)	$(86,607)	$(117,394)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Revenue:	(In thousands)
China	$793,790	$780,493	$941,811
Taiwan	1,321,503	1,356,838	1,137,175
Other Asia Pacific	675,339	783,573	730,975
Europe	295,160	263,488	296,591
United States	726,830	799,430	596,264
Other Americas	317,540	296,337	295,114
Total revenue	$4,130,162	$4,280,159	$3,997,930
The following table presents summarized information for long-lived assets by geographic region. Long-lived assets consist of property and equipment and deposits and other assets, and exclude goodwill and intangible assets.

	January 26, 2014	January 27, 2013
Long-lived assets:	(In thousands)
United States	$522,461	$542,669
Taiwan	51,993	45,868
China	29,313	34,644
India	31,456	31,312
Europe	50,677	28,190
Other Asia Pacific	1,092	941
Total long-lived assets	$686,992	$683,624
Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Revenue:
Customer A	11%	13%	11%
Customer B	10%	9%	7%
Revenue from customer A was attributable to both the GPU and Tegra Processor businesses, while revenue from customer B was attributable to the GPU business.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 26, 2014	January 27, 2013
Accounts Receivable:
Customer A	23%	20%
Customer B	5%	10%
Customer C	9%	10%
Note 17 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2014 Quarters Ended
	January 26, 2014	October 27, 2013	July 28, 2013	April 28, 2013
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$1,144,218	$1,053,967	$977,238	$954,739
Cost of revenue	$524,976	$469,552	$431,700	$436,171
Gross profit	$619,242	$584,415	$545,538	$518,568
Net income	$146,917	$118,734	$96,448	$77,891
Basic net income per share	$0.26	$0.20	$0.16	$0.13
Diluted net income per share	$0.25	$0.20	$0.16	$0.13

	Fiscal Year 2013 Quarters Ended
	January 27, 2013	October 28, 2012	July 29, 2012 (A)	April 29, 2012
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$1,106,902	$1,204,110	$1,044,270	$924,877
Cost of revenue	$521,300	$567,452	$503,551	$461,513
Gross profit	$585,602	$636,658	$540,719	$463,364
Net income	$173,973	$209,080	$119,046	$60,437
Basic net income per share	$0.28	$0.34	$0.19	$0.10
Diluted net income per share	$0.28	$0.33	$0.19	$0.10

(A)	Includes net present value of a $25 million charitable contribution pledged in fiscal year 2013 to Stanford Hospital and Clinic, payable over a ten year period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 18 - Subsequent Event

During February 2014, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we prepaid $500.0 million to purchase shares of our common stock and received 20.6 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. The shares we receive results in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 26, 2014
Allowance for doubtful accounts	$1,804	$319	(1)	$(1,275)	(1)	$848
Sales return allowance	$14,790	$20,703	(2)	$(21,382)	(4)	$14,111
Deferred tax valuation allowance	$224,774	$19,713	(3)	$—		$244,487
Year ended January 27, 2013
Allowance for doubtful accounts	$973	$1,216	(1)	$(385)	(1)	$1,804
Sales return allowance	$13,881	$17,627	(2)	$(16,718)	(4)	$14,790
Deferred tax valuation allowance	$212,285	$12,489	(3)	$—		$224,774
Year ended January 29, 2012
Allowance for doubtful accounts	$789	$449	(1)	$(265)	(1)	$973
Sales return allowance	$15,049	$25,331	(2)	$(26,499)	(4)	$13,881
Deferred tax valuation allowance	$148,016	$64,269	(3)	$—		$212,285

(1)  Additions represent allowance for doubtful accounts charged to expense and deductions represent amounts recorded as reduction to expense upon reassessment of allowance for doubtful accounts at period end.

(2) Represents allowance for sales returns estimated at the time revenue is recognized primarily based on historical return rates and is charged as a reduction to revenue.

(3)  Represents change in valuation allowance primarily related to state and certain foreign deferred tax assets that management has determined not likely to be realized due, in part, to projections of future taxable income of the respective jurisdictions.

(4) Represents allowance for sales returns written off.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 11, 2013	8-K	0-23985	3.1	11/14/2013
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.3)	8-K	0-23985	4.2	12/2/2013
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2	5/22/2008
10.7+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006
10.8+	2000 Nonstatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006
10.9+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007
10.10+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.11+	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	0-23985	Appendix A	4/3/2013
10.12+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.13+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.14+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.15+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.16+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011

10.17+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.18+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.19+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.20+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.21+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.22+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.23+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.24+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.25+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.26+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.27+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.28+	2012 Employee Stock Purchase Plan	10-Q	0-23985	10.6	5/23/2012
10.29+	Fiscal Year 2014 Variable Compensation Plan	8-K	0-23985	10.1	4/2/2013
10.30+	Fiscal Year 2013 Variable Compensation Plan	8-K	0-23985	10.1	3/28/2012
10.31+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.32	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.33	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.34	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.35	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.36	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010	10-Q	0-23985	10.32	12/7/2010
10.37	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A	10-Q	0-23985	10.33	12/7/2010
10.38	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B	10-Q	0-23985	10.34	12/7/2010
10.39	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C	10-Q	0-23985	10.35	12/7/2010

10.40	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D	10-Q	0-23985	10.36	12/7/2010
10.41	Patent Cross License Agreement dated as of January 10, 2011, between NVIDIA Corporation and Intel Corporation	8-K	0-23985	10.1	1/10/2011
10.42	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.43	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.44	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.45	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.46	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

+  Management contract or compensatory plan or arrangement.

#  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2014.

NVIDIA Corporation
By:	/s/ Jen-Hsun Huang
Jen-Hsun Huang
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jen-Hsun Huang and Colette M. Kress, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2014
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2014
Colette M. Kress
/s/ MICHAEL J. BYRON	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2014
Michael J. Byron
/s/ TENCH COXE	Director	March 12, 2014
Tench Coxe
/s/ MARK STEVENS	Director	March 12, 2014
Mark Stevens
/s/ JAMES C. GAITHER	Director	March 12, 2014
James C. Gaither
/s/ HARVEY C. JONES	Director	March 12, 2014
Harvey C. Jones
/s/ MARK L. PERRY	Director	March 12, 2014
Mark L. Perry
/s/ WILLIAM J. MILLER	Director	March 12, 2014
William J. Miller
/s/ A. BROOKE SEAWELL	Director	March 12, 2014
A. Brooke Seawell
/s/ ROBERT BURGESS	Director	March 12, 2014
Robert Burgess
/s/ DAWN HUDSON	Director	March 12, 2014
Dawn Hudson

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among NVIDIA Corporation, Partridge Acquisition, Inc. and PortalPlayer, Inc. dated 11/6/06	8-K	0-23985	2.1	11/9/2006
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 11, 2013	8-K	0-23985	3.1	11/14/2013
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.3)	8-K	0-23985	4.2	12/2/2013
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	1998 Employee Stock Purchase Plan, as amended and restated	10-Q	0-23985	10.2	5/22/2008
10.7+	2000 Nonstatutory Equity Incentive Plan, as amended	SC TO-1	005-56649	99(d)(1)(A)	11/29/2006
10.8+	2000 Nonstatutory Equity Incentive Plan NSO	SC TO-1	005-56649	99.1(d)(1)(B)	11/29/2006
10.9+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007
10.10+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.11+	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	0-23985	Appendix A	4/3/2013
10.12+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.13+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.14+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.15+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009

10.16+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.17+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.18+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.19+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.20+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.21+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.22+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.23+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.24+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.25+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.26+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.27+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.28+	2012 Employee Stock Purchase Plan	10-Q	0-23985	10.6	5/23/2012
10.29+	Fiscal Year 2014 Variable Compensation Plan	8-K	0-23985	10.1	4/2/2013
10.30+	Fiscal Year 2013 Variable Compensation Plan	8-K	0-23985	10.1	3/28/2012
10.31+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.32	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.33	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.34	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.35	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.36	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010	10-Q	0-23985	10.32	12/7/2010
10.37	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A	10-Q	0-23985	10.33	12/7/2010
10.38	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B	10-Q	0-23985	10.34	12/7/2010

10.39	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C	10-Q	0-23985	10.35	12/7/2010
10.40	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D	10-Q	0-23985	10.36	12/7/2010
10.41	Patent Cross License Agreement dated as of January 10, 2011, between NVIDIA Corporation and Intel Corporation	8-K	0-23985	10.1	1/10/2011
10.42	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.43	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.44	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.45	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.46	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

+  Management contract or compensatory plan or arrangement.

#  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Copies of above exhibits not contained herein are available to any stockholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050