Form 10-Q
period 2014-04-27
NVIDIA CORP
filed 2014-05-21
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2014
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of May 16, 2014, was 557,966,266.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 27, 2014

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our services and other matters and for complying with our disclosure obligations under Regulation FD:

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	April 27,	April 28,
	2014	2013

Revenue	$1,102,787	$954,739
Cost of revenue	498,585	436,171
Gross profit	604,202	518,568
Operating expenses
Research and development	334,263	327,161
Sales, general and administrative	118,580	108,626
Total operating expenses	452,843	435,787
Income from operations	151,359	82,781
Interest income	5,710	5,076
Interest expense	11,471	853
Other income, net	17,684	1,058
Income before income tax expense	163,282	88,062
Income tax expense	26,766	10,171
Net income	$136,516	$77,891

Net income per share:
Basic	$0.24	$0.13
Diluted	$0.24	$0.13

Weighted average shares used in per share computation:
Basic	559,092	616,872
Diluted	570,422	619,302

Cash dividends declared and paid per common share	$0.085	$0.075

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 27,	April 28,
	2014	2013

Net income	$136,516	$77,891
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax effect of ($469) and $(277) in the first quarter of fiscal years 2015 and 2014, respectively	1,684	391
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effect of $106 and $43 in the first quarter of fiscal years 2015 and 2014, respectively	(197)	(79)
Other comprehensive income	$1,487	$312
Total comprehensive income	$138,003	$78,203

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	April 27,	January 26,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$509,165	$1,151,587
Marketable securities	3,838,652	3,520,223
Accounts receivable, net	396,438	426,357
Inventories	393,280	387,765
Prepaid expenses and other	71,067	70,285
Deferred income taxes	65,196	68,494
Total current assets	5,273,798	5,624,711
Property and equipment, net	570,802	582,740
Goodwill	643,179	643,179
Intangible assets, net	277,530	296,012
Other assets	99,354	104,252
Total assets	$6,864,663	$7,250,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309,008	$324,391
Accrued liabilities and other	588,937	621,105
Total current liabilities	897,945	945,496

Long-term debt	1,363,276	1,356,375
Other long-term liabilities	419,774	475,125
Capital lease obligations, long-term	16,683	17,500
Commitments and contingencies - see Note 12	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	743	732
Additional paid-in capital	3,492,140	3,483,342
Treasury stock, at cost	(2,926,789)	(2,537,295)
Accumulated other comprehensive income	6,364	4,877
Retained earnings	3,594,527	3,504,742
Total stockholders' equity	4,166,985	4,456,398
Total liabilities and stockholders' equity	$6,864,663	$7,250,894

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	April 27,	April 28,
	2014	2013
Cash flows from operating activities:
Net income	$136,516	$77,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,083	59,744
Stock-based compensation expense	35,521	33,397
Amortization of debt discount	6,901	—
Gain on sale of long-lived assets and investments	(16,982)	—
Deferred income taxes	21,464	(3,063)
Tax benefits from stock-based compensation	(4,086)	(10,120)
Other	7,281	4,988
Changes in operating assets and liabilities:
Accounts receivable	28,077	108,476
Inventories	(5,679)	41,510
Prepaid expenses and other current assets	(782)	7,367
Deposits and other assets	229	1,806
Accounts payable	(14,880)	(53,101)
Accrued liabilities and other long-term liabilities	(97,641)	(93,245)
Net cash provided by operating activities	151,022	175,650
Cash flows from investing activities:
Purchases of marketable securities	(1,001,073)	(541,950)
Proceeds from sale of marketable securities	544,878	199,199
Proceeds from maturities of marketable securities	134,079	179,082
Proceeds from sale of long-lived assets and investments	20,862	—
Purchases of property and equipment and intangible assets	(29,068)	(65,667)
Other	—	(1,450)
Net cash used in investing activities	(330,322)	(230,786)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	80,232	22,996
Payments under capital lease obligations	(709)	(576)
Tax benefits from stock-based compensation	4,086	10,120
Payments for repurchases of common stock	(500,000)	(100,000)
Dividends paid	(46,731)	(46,267)
Other	—	(2,500)
Net cash used in financing activities	(463,122)	(116,227)
Change in cash and cash equivalents	(642,422)	(171,363)
Cash and cash equivalents at beginning of period	1,151,587	732,786
Cash and cash equivalents at end of period	$509,165	$561,423
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,410	$2,286
Cash paid for interest on capital lease obligations	$591	$655
Other non-cash activities:
Assets acquired by assuming related liabilities	$2,824	$41,341

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal year 2015 and fiscal year 2014 are both 52-week years. The first quarters of fiscal years 2015 and 2014 are both 13-week quarters.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and accrue for 100% of the potential rebates and do not apply a breakage factor. While we have a long history of rebate arrangements with original equipment manufacturers, or OEMs, we believe we are unable to apply our historical experience to reliably estimate the amount of rebates that will eventually be claimed by individual OEMs. The OEMs are not our direct customers and the quantity and mix of demand they place on contract equipment manufacturers and original design manufacturers may shift as we introduce new generations and iterations of products and as we experience changes in new competitor offerings. In addition, we typically find that approximately 95% of the rebates we accrue each year are eventually claimed, which is substantially close to 100%, and that this percentage varies by program and by customer. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue, the amount of which typically represents approximately 0.5% of total revenue.
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
Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. Additionally, we issued convertible notes with a net settlement feature that requires us, upon conversion, to settle the principal amount of debt for cash and the conversion premium for cash or shares of our common stock. Our convertible notes, note hedges, and related warrants contain various conversion features, which are further described in Note 11 of these Notes to Condensed Consolidated Financial Statements. The potentially dilutive impact of the convertible notes and warrants under the treasury stock method will be included in the calculation of diluted shares when their conversion features are exercisable. However, unless actually exercised, the note hedges will not be included in the calculation of diluted shares, as their pre-exercised effect would be anti-dilutive under the treasury stock method.
Adoption of New and Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued updated guidance regarding the presentation of unrecognized tax benefits when a net operating loss carry forward, similar tax loss, or tax credit carry forward exists. The guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward when settlement in this manner is available under the tax law. We adopted this guidance in our interim period ended April 27, 2014. The adoption of this guidance did not impact our condensed consolidated financial statements, as the guidance was issued to reduce diversity in practice on presentation of unrecognized tax benefits.

Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, and performance stock units, or PSUs, and is measured based on the estimated fair value of equity awards at the grant date.
We estimate the fair value of employee stock options on the date of grant using a binomial model and recognize the expense using a straight-line attribution method over the requisite employee service period. We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of RSUs and PSUs. The compensation expense for the RSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model. We estimate the fair value of shares to be issued under our employee stock purchase plan using the Black-Scholes model at the commencement of an offering period in March and September of each year.  Stock-based compensation for our employee stock purchase plan is expensed using an accelerated amortization model.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our condensed consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 27, 2014	April 28, 2013
	(In thousands)
Cost of revenue	$2,919	$2,653
Research and development	20,494	21,935
Sales, general and administrative	12,108	8,809
Total	$35,521	$33,397
During the three months ended April 27, 2014, we granted 7,800 stock options, with a total grant-date fair value of $35,880 and a weighted average grant-date fair value of $4.60 per option. During the three months ended April 27, 2014, we granted 3.3 million RSUs and PSUs, with a total grant-date fair value of $55.7 million and a weighted average grant-date fair value of $17.13 per share.  The PSUs granted during the three months ended April 27, 2014, were granted to our CEO and senior management as approved by our Compensation Committee.
During the three months ended April 28, 2013, we granted 2.8 million stock options, with a total grant-date fair value of $8.7 million and a weighted average grant-date fair value of $3.11 per option. During the three months ended April 28, 2013, we granted 4.9 million RSUs, with a total grant-date fair value of $57.4 million and a weighted average grant-date fair value of $11.72 per RSU.
Of the total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that were not expected to vest was $10.0 million and $11.8 million for the three months ended April 27, 2014 and April 28, 2013, respectively. As of April 27, 2014 and January 26, 2014, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $259.6 million and $241.3 million, respectively, adjusted for estimated forfeitures.  As of April 27, 2014 and January 26, 2014, we expected to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.3 years and 2.5 years, respectively. As of April 27, 2014 and January 26, 2014, we expected to recognize the unearned stock-based compensation expense related to RSUs and PSUs over an estimated weighted average amortization period of 2.8 years and 2.7 years, respectively.
Valuation Assumptions
We determine the fair value of stock option awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, weighted average expected term, risk-free interest rate, expected stock price volatility, dividend yield, actual and projected employee stock option exercise behaviors, vesting schedules and death and disability probabilities. We segregate options into groups of employees with relatively homogeneous exercise behavior in order to calculate the best estimate of fair value using the binomial valuation model.
The expected life of employee stock options is a derived output of our valuation model and is impacted by the underlying assumptions of our company. The risk-free interest rate assumption is based upon observed interest rates on Treasury bills appropriate for the term of our employee stock options. Our management has determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of our expected volatility than historical volatility. Dividend yield is based on history and expectation of dividend payouts. Our RSU and PSU awards are not eligible for cash dividends prior to vesting; therefore, the fair value of RSUs and PSUs is discounted by the dividend yield.
We use a dividend yield at grant date based on the per share dividends declared during the most recent quarter. Additionally, for all employee equity awards, we estimate forfeitures annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of stock options granted under our equity incentive plan and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended
	April 27, 2014	April 28, 2013
Stock Options	(Using a binomial model)
Expected life (in years)	3.2	3.2 - 3.3
Risk-free interest rate	2.8%	1.8% - 2.1%
Volatility	31%	32% - 37%
Dividend yield	1.9%	2.3% - 2.4%

	Three Months Ended
	April 27, 2014	April 28, 2013
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1% - 0.3%	0.1% - 0.3%
Volatility	31%	37%
Dividend yield	1.9%	2.4%
Equity Award Activity
The following summarizes the stock option, RSU and PSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 26, 2014	32,504	$14.22
Granted	8	$17.20
Exercised	(4,801)	$13.14
Cancelled	(486)	$20.31
Balances, April 27, 2014	27,225	$14.30

	RSUs and PSUs Outstanding	Weighted Average Grant-Date Fair Value
RSUs and PSUs	(In thousands)	(Per share)
Balances, January 26, 2014	18,852	$13.82
Granted (1)	3,254	$17.13
Vested	(3,303)	$13.31
Cancelled	(367)	$13.24
Balances, April 27, 2014	18,436	$14.51
(1) Includes the total number of PSUs issuable if the maximum corporate financial performance target level for fiscal year 2015 is achieved. Depending on the actual level of achievement of the corporate performance goal at the end of fiscal year 2015, the range of PSUs issued could range from 0 to 2.5 million shares.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 27,	April 28,
	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$136,516	$77,891
Denominator:
Denominator for basic net income per share, weighted average shares	559,092	616,872
Effect of dilutive securities:
Equity awards outstanding	11,330	2,430
Denominator for diluted net income per share, weighted average shares	570,422	619,302
Net income per share:
Basic net income per share	$0.24	$0.13
Diluted net income per share	$0.24	$0.13
Potentially dilutive securities excluded from diluted net income per share because their effect would have been anti-dilutive	8,338	26,112

The denominator for diluted net income per share for the three months ended April 27, 2014 did not include any effect from the 1.00% Convertible Senior Notes due 2018, or the Notes. The calculation of the dilution impact is based on the treasury stock method in accordance with Accounting Standards Codification, or ASC 260, Earnings per Share. Commencing after the fiscal quarter ended on April 27, 2014, the Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $20.16 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants that were issued simultaneously with the Notes unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $27.14 per share.

The denominator for diluted net income per share for the three months ended April 27, 2014 also did not include any effect from the note hedges that were issued simultaneously with the Notes. In future periods, the denominator for diluted net income per share will exclude any effect of the note hedges, unless in the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to us under the note hedges are designed to neutralize the dilutive effect of the shares that the Company would issue under the Notes. Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $26.8 million and $10.2 million for the three months ended April 27, 2014 and April 28, 2013, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 16.4% and 11.6% for the three months ended April 27, 2014 and April 28, 2013, respectively.

The increase in our effective tax rate in fiscal year 2015 as compared to the same period in the prior fiscal year was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2013 which resulted in no tax benefit in the three months ended April 27, 2014.

Our effective tax rate on income before tax for the first three months of fiscal year 2015 of 16.4% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our annual projected effective tax rate as of the first three months of fiscal year 2015 of 20% differs from our actual effective tax rate for the first three months of fiscal year 2015 of 16.4% due to favorable discrete events that occurred in the first three months of fiscal year 2015 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.
Our effective tax rate on income before tax for the first three months of fiscal year 2014 of 11.6% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit.
For the three months ended April 27, 2014, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 26, 2014, other than the recognition of tax benefits related to the expiration of statute of limitation in certain non-U.S. jurisdictions in the three months ended April 27, 2014.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 27, 2014, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax, and net realized gains and losses recorded in other income, net, on the Condensed Consolidated Statement of Income.

We performed an impairment review of our investment portfolio as of April 27, 2014. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of April 27, 2014.

The following is a summary of cash equivalents and marketable securities at April 27, 2014 and January 26, 2014:

	April 27, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$2,065,847	$2,671	$(692)	$2,067,826
Debt securities of United States government agencies	732,145	684	(98)	732,731
Debt securities issued by United States Treasury	584,036	884	(40)	584,880
Asset-backed securities	357,216	239	(124)	357,331
Mortgage-backed securities issued by United States government-sponsored enterprises	199,362	3,874	(795)	202,441
Money market funds	103,396	—	—	103,396
Total	$4,042,002	$8,352	$(1,749)	$4,048,605
Classified as:
Cash equivalents				$209,953
Marketable securities				3,838,652
Total				$4,048,605

	January 26, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$1,827,788	$1,857	$(1,065)	$1,828,580
Debt securities of United States government agencies	1,012,740	848	(261)	1,013,327
Debt securities issued by United States Treasury	495,889	621	(57)	496,453
Money market funds	307,865	—	—	307,865
Asset-backed securities	258,017	15	(315)	257,717
Mortgage-backed securities issued by United States government-sponsored enterprises	185,594	3,837	(725)	188,706
Total	$4,087,893	$7,178	$(2,423)	$4,092,648
Classified as:
Cash equivalents				$572,425
Marketable securities				3,520,223
Total				$4,092,648

The following table provides the breakdown of the investments with unrealized losses at April 27, 2014:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$807,941	$(41)	$1,259,885	$(651)	$2,067,826	$(692)
Debt securities of United States government agencies	408,621	(9)	324,110	(89)	732,731	(98)
Debt securities issued by United States Treasury	64,259	—	520,621	(40)	584,880	(40)
Asset-backed securities	153,635	(30)	203,696	(94)	357,331	(124)
Mortgage-backed securities issued by United States government-sponsored enterprises	—	—	202,441	(795)	202,441	(795)
Total	$1,434,456	$(80)	$2,510,753	$(1,669)	$3,945,209	$(1,749)

The gross unrealized losses related to fixed income securities and were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at April 27, 2014 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale at April 27, 2014 and January 26, 2014 and are shown below by contractual maturity.

	April 27, 2014		January 26, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than 1 year	$1,536,890	$1,537,853	$1,883,132	$1,883,753
Due in 1 - 5 years	2,379,798	2,383,465	2,114,289	2,117,387
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	125,314	127,287	90,472	91,508
Total	$4,042,002	$4,048,605	$4,087,893	$4,092,648

Net realized gains for the three months ended April 27, 2014 and April 28, 2013 were not significant.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three months ended April 27, 2014.

Financial assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement as of April 27, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 27, 2014	(Level 1)	(Level 2)
	(In thousands)
Corporate debt securities (1)	$2,067,826	$—	$2,067,826
Debt securities issued by United States government agencies (2)	732,731	—	732,731
Debt securities issued by United States Treasury (2)	584,880	—	584,880
Asset-backed securities (2)	357,331	—	357,331
Mortgage-backed securities issued by government-sponsored enterprises (2)	202,441	—	202,441
Money market funds (3)	103,396	103,396	—
Total cash equivalents and marketable securities	$4,048,605	$103,396	$3,945,209

(1)	Includes $106.6 million in cash equivalents and $1.96 billion in marketable securities on the Condensed Consolidated Balance Sheet.

(2)	Included in marketable securities on the Condensed Consolidated Balance Sheet.

(3)	Included in cash equivalents on the Condensed Consolidated Balance Sheet.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - 3dfx

During fiscal year 2002, we completed the purchase of certain assets from 3dfx Interactive, Inc., or 3dfx, for an aggregate purchase price of $74.2 million. On December 15, 2000, NVIDIA Corporation and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or the APA, which closed on April 18, 2001, to purchase certain graphics chip assets from 3dfx.

In October 2002, 3dfx filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of California. In March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx’s bankruptcy estate served his complaint on NVIDIA.  The Trustee’s complaint asserted claims for, among other things, successor liability and fraudulent transfer and sought additional payments from us. In early November 2005, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors’ Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee’s claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. The Trustee advised that he intended to object to the settlement.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	April 27, 2014			January 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Acquisition-related intangible assets	$189,239	$(119,094)	$70,145	$189,239	$(114,104)	$75,135
Patents and licensed technology	446,853	(239,468)	207,385	446,196	(225,319)	220,877
Total intangible assets	$636,092	$(358,562)	$277,530	$635,435	$(339,423)	$296,012

Amortization expense associated with intangible assets for the three months ended April 27, 2014 and April 28, 2013 was $19.1 million and $17.4 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of licensed technology, the purchase of certain assets of a business, and the addition of acquired in-process research and development technology that was determined to be complete. Future amortization expense related to the net carrying amount of intangible assets at April 27, 2014 is estimated to be $57.6 million for the remainder of fiscal year 2015, $71.4 million in fiscal year 2016, $63.4 million in fiscal year 2017, $48.5 million in fiscal year 2018, $20.0 million in fiscal year 2019 and a total of $16.6 million in fiscal year 2020 and fiscal years subsequent to fiscal year 2020.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 27,	January 26,
	2014	2014
Inventories:	(In thousands)
Raw materials	$143,773	$126,896
Work in-process	83,767	94,844
Finished goods	165,740	166,025
Total inventories	$393,280	$387,765

At April 27, 2014, we had outstanding inventory purchase obligations totaling $414.2 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	April 27,	January 26,
	2014	2014
Accrued Liabilities and Other:	(In thousands)
Deferred revenue, short-term	$265,668	$265,616
Accrued customer programs (1)	139,139	157,840
Accrued payroll and related expenses	86,544	109,721
Accrued legal settlement (2)	30,600	30,600
Professional service fees	12,647	13,572
Customer advances	10,043	9,297
Warranty accrual (3)	8,250	7,571
Office lease related liabilities	7,756	3,139
Coupon interest on Notes	6,250	2,500
Taxes payable, short-term	4,497	2,378
Other	17,543	18,871
Total accrued liabilities and other	$588,937	$621,105

(1)  Please refer to Note 1 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2)  Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.
(3)  Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.

	April 27,	January 26,
	2014	2014
Other Long-Term Liabilities:	(In thousands)
Deferred income tax liability	$175,236	$157,953
Income taxes payable, long-term	116,881	119,977
Deferred revenue, long-term (1)	106,169	172,199
Asset retirement obligation	7,365	11,056
Other long-term liabilities	14,123	13,940
Total other long-term liabilities	$419,774	$475,125

(1) Represents annual consideration received in advance of our performance obligation under our patent cross licensing agreement with Intel Corporation entered into in January 2011. The decrease in deferred revenue, long-term, is a result of revenue recognized during the three months ended April 27, 2014.

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

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three months ended April 27, 2014 and April 28, 2013 were as follows:

	Three Months Ended
	April 27,	April 28,
	2014	2013
	(In thousands)
Balance at beginning of period	$7,571	$14,874
Additions	2,034	1,418
Deductions	(1,355)	(1,459)
Balance at end of period	$8,250	$14,833

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Long-Term Debt
1.00 % Convertible Senior Notes Due 2018
On December 2, 2013, we issued $1.5 billion of 1.00% convertible senior notes due 2018, or the Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 49.60 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $20.16 per share of common stock), subject to adjustment as described in the indenture governing the Notes.
Holders may convert their notes at their option at any time prior to August 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on April 27, 2014 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after August 1, 2018 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes regardless of the foregoing conditions. Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
As of April 27, 2014, none of the conditions allowing holders of the Notes to convert had been met. The determination of whether or not the Notes are convertible must be performed quarterly. If the Notes become convertible at the option of the holder, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in the mezzanine equity section on our Condensed Consolidated Balance Sheets.
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
The following table presents the carrying amounts of the liability and equity components:

	April 27, 2014	January 26, 2014
	(In thousands)
Amount of the equity component	$125,725	$125,725

1.00% convertible senior notes due 2018	$1,500,000	$1,500,000
Unamortized debt discount (1)	(136,724)	(143,625)
Net carrying amount	$1,363,276	$1,356,375
(1) As of April 27, 2014, the remaining period over which the unamortized debt discount will be amortized is 4.6 years.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

Three Months Ended
April 27, 2014
(In thousands)
Contractual coupon interest expense	$3,750
Amortization of debt discount	6,901
Amortization of debt issuance costs	49
Total interest expense related to Notes	$10,700
As of April 27, 2014, the fair value of the Notes was $1,692.3 million. The Notes are classified within Level 2 as they are not actively traded in markets.
Note Hedges and Warrants
The net proceeds from the Notes were $1,477.5 million after payment of the initials purchaser's discount. Concurrently with the offering of the Notes, we entered into a convertible note hedge transaction, or the Note Hedges, with a strike price equal to the initial conversion price of the Notes, or $20.16 per share. The Note Hedges allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. We paid $167.1 million for the Note Hedges.
In addition, concurrent with the offering of the Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with a strike price to the holders of the Warrants of $27.14 per share. The Warrants are net share settled and cover, subject to customary anti-dilution adjustments, 74.4 million shares of our common stock. We received $59.1 million for the Warrants transaction.
The $108.0 million net cost of the Note Hedges offset by the proceeds from the Warrants is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our condensed consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity's Own Equity.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12 - Commitments and Contingencies

3dfx
On December 15, 2000, NVIDIA and one of our indirect subsidiaries entered into an Asset Purchase Agreement, or APA, to purchase certain graphics chip assets from 3dfx. The transaction closed on April 18, 2001. In October 2002, 3dfx filed for bankruptcy.
Following the bankruptcy, in March 2003, the Trustee appointed by the Bankruptcy Court to represent 3dfx's bankruptcy estate served a complaint on NVIDIA asserting claims for, among other things, successor liability and fraudulent transfer and seeking additional payments from us. The Trustee's fraudulent transfer theory alleged that NVIDIA had failed to pay reasonably equivalent value for 3dfx's assets, and sought recovery of the difference between the $70.0 million paid and the alleged fair value, which difference the Trustee estimated to exceed $50.0 million. The Trustee's successor liability theory alleged NVIDIA was effectively 3dfx's legal successor and therefore was responsible for all of 3dfx's unpaid liabilities.
In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors' Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee's claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. The Trustee advised that he intended to object to the settlement. The conditional settlement never progressed substantially through the confirmation process.
In March 2007, a trial was held regarding certain valuation issues in the Trustee's constructive fraudulent transfer claims against NVIDIA. On April 30, 2008, the Bankruptcy Court issued its Memorandum Decision After Trial, in which it provided a detailed summary of the trial proceedings and the parties' contentions and evidence and concluded that “the creditors of 3dfx were not injured by the Transaction.” This decision did not entirely dispose of the Trustee's action, however, as the Trustee's claims for successor liability and intentional fraudulent conveyance were still pending. On June 19, 2008, NVIDIA filed a motion for summary judgment to convert the Memorandum Decision After Trial to a final judgment. That motion was granted in its entirety and judgment was entered in NVIDIA's favor on September 11, 2008. The Trustee filed a Notice of Appeal from that judgment on September 22, 2008, and on September 25, 2008, NVIDIA exercised its election to have the appeal heard by the United States District Court.
On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor, and on January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. The appeal is currently pending.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Securities Cases
In September 2008, three putative securities class actions were filed in the United States District Court for the Northern District of California arising out of our announcements on July 2, 2008, that we would take a charge against cost of revenue to cover anticipated costs and expenses arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products and that we were revising financial guidance for our second quarter of fiscal year 2009. The actions purport to be brought on behalf of purchasers of NVIDIA stock and assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.
On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act and seeking unspecified compensatory damages. We moved to dismiss the consolidated complaint and on October 19, 2010, Judge Seeborg granted our motion with leave to amend. On December 2, 2010, Plaintiffs filed a Second Consolidated Amended Complaint. We again moved to dismiss and on October 12, 2011, Judge Seeborg again granted our motion to dismiss, this time denying Plaintiffs leave to amend. On November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. Oral argument was held on January 14, 2014 and the appeal is currently under submission.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Stockholders’ Equity

Stock Repurchase Program
Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Most recently, in November 2013, the Board extended the previously authorized repurchase program through January 2016 and authorized an additional $1.00 billion for an aggregate of $3.70 billion under the repurchase program. Through April 27, 2014, we have repurchased an aggregate of 181.8 million shares under our stock repurchase program for a total cost of $2.95 billion. As of April 27, 2014, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $0.75 billion through January 2016.
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
In November 2013, we announced the intention to return $1.00 billion to shareholders in fiscal year 2015 in the form of share repurchases and cash dividends. During February 2014, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we prepaid $500.0 million to purchase shares of our common stock and received 20.6 million shares on February 20, 2014. Upon final settlement of the ASR in the second quarter of fiscal year 2015, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. The shares we receive result in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.
We accounted for the ASR program as two separate transactions: (i) the 20.6 million shares of common stock initially delivered to us, were accounted for as treasury stock transaction and (ii) the unsettled contract was determined to be a forward contract indexed to our own common stock. The initial delivery of 20.6 million shares resulted in an immediate reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. We have determined that the forward contract, indexed to our common stock, met all of the applicable criteria for equity classification.
Therefore, we recorded $368.6 million as treasury stock and recorded $131.4 million, the implied value of the forward contract, in additional paid-in-capital, or APIC, in our Condensed Consolidated Balance Sheets as of April 27, 2014. As the remainder of the shares are delivered to us, anticipated to be in the second quarter of fiscal year 2015, the forward contract will be reclassified from APIC to treasury stock.
Dividends
During the first quarter of fiscal year 2015, we paid $46.7 million in dividends to our common stockholders. This dividend was equivalent to $0.085 per share, or $0.34 per share on an annual basis.
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
Our CODM does not review any information regarding total assets on a reporting segment basis. We do not have intersegment revenue. The accounting policies for segment reporting are the same as for NVIDIA as a whole.

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Three Months Ended April 27, 2014
Revenue	$897,363	$139,424	$66,000	$1,102,787
Depreciation and amortization expense	$29,524	$14,168	$11,391	$55,083
Operating income (loss)	$235,197	$(61,440)	$(22,398)	$151,359

Three Months Ended April 28, 2013
Revenue	$785,612	$103,127	$66,000	$954,739
Depreciation and amortization expense	$38,848	$10,671	$10,225	$59,744
Operating income (loss)	$158,526	$(54,990)	$(20,755)	$82,781

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	April 27, 2014	April 28, 2013
	(In thousands)
Reconciling items included in "All Other" category :
Revenue not allocated to reporting segments	$66,000	$66,000
Unallocated corporate operating expenses and other expenses	(43,436)	(44,497)
Stock-based compensation	(35,521)	(33,397)
Amortization of acquisition-related intangibles	(9,441)	(8,861)
Total	$(22,398)	$(20,755)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	April 27,	April 28,
	2014	2013
	(In thousands)
Revenue:
Taiwan	$372,859	$289,881
China	223,462	175,044
United States	172,935	185,978
Other Asia Pacific	154,850	167,257
Other Americas	91,763	65,007
Europe	86,918	71,572
Total revenue	$1,102,787	$954,739

For the three months ended April 27, 2014, revenue from significant customers, those representing 10% or more of total revenue, was 10% of our total revenue from one customer whose revenue was attributable to both the GPU and Tegra Processor businesses. For the three months ended April 28, 2013, revenue from significant customers was 21% of our total revenue from two customers and was attributable primarily to the GPU business for the first customer and to both the GPU and Tegra Processor businesses for the second customer.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, was 33% of our accounts receivable balance from two customers at April 27, 2014 and 23% of our accounts receivable balance from one customer at January 26, 2014.

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

NVIDIA, the NVIDIA logo, GeForce, NVIDIA GRID, GTX, ICERA, Jetson, Kepler, NVIDIA Maxwell, NVLink, Pascal, Quadro, SHIELD, Tegra, and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase, hold or sell shares of our common stock.

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
Recent Developments, Future Objectives and Challenges

GPU Business

During the first quarter of fiscal year 2015, we released our new GeForce GTX 750 and GeForce GTX 800M series products which include our NVIDIA Maxwell-based products, and disclosed the first details of our Pascal GPU architecture, which will succeed NVIDIA Maxwell. Pascal is expected to feature 3D memory and NVLink interconnect technology. NVLink is planned to be incorporated in future POWER8 CPUs from IBM. We also announced that NVIDIA GRID™ technology will be available on the VMware Horizon DaaS Platform to deliver 3D graphics on virtualized desktops and applications delivered through the cloud. In addition, we joined IBM, Google, and others to launch the OpenPOWER Foundation, an initiative to bring IBM’s POWER CPU to mainstream servers.
Tegra Processor Business

During the first quarter of fiscal year 2015, we launched Jetson™ TK1, a development platform aimed at automotive, robotics, defense and embedded applications.

Capital Return to Shareholders
During the first quarter of fiscal year 2015, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank. Under the terms of the ASR, we prepaid $500.0 million to purchase shares of our common stock and received 20.6 million shares on February 20, 2014. Upon final settlement of the ASR in the second quarter of fiscal year 2015, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. Additionally, we paid $46.7 million in cash dividends during the first quarter of fiscal year 2015. As such, in the aggregate for the first quarter of fiscal year 2015, we executed a total of $546.7 million towards our intended capital return of $1.00 billion to shareholders during fiscal year 2015. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding the ASR.
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

Our CODM does not review any information regarding total assets on a reporting segment basis. We do not have intersegment revenue. The accounting policies for segment reporting are the same as for NVIDIA as a whole. Please refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended
	April 27, 2014	April 28, 2013
Revenue	100.0%	100.0%
Cost of revenue	45.2	45.7
Gross profit	54.8	54.3
Operating expenses
Research and development	30.3	34.3
Sales, general and administrative	10.8	11.4
Total operating expenses	41.1	45.7
Operating income	13.7	8.7
Interest income	0.5	0.5
Interest expense	1.0	0.1
Other income, net	1.6	0.2
Income before income tax expense	14.8	9.3
Income tax expense	2.4	1.1
Net income	12.4%	8.2%

Three months ended April 27, 2014 and April 28, 2013

Revenue

	Three Months Ended
	April 27, 2014	April 28, 2013	$ Change	% Change
	(In thousands)
GPU	$897.4	$785.6	$111.8	14.2%
Tegra Processor	139.4	103.1	36.3	35.2%
All Other	66.0	66.0	—	—%
Total	$1,102.8	$954.7	$148.1	15.5%

Revenue increased by 16% for the first quarter of fiscal year 2015, compared to the first quarter of fiscal year 2014. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased by 14% in the first quarter of fiscal year 2015, compared to the first quarter of fiscal year 2014. This increase was due primarily to higher revenue from sales of high-end desktop GPU products, including our first Maxwell-based GPUs, and associated memory sales. Revenue from notebook GPU products decreased as overall notebook unit volumes contracted compared to the prior year; however, high-end notebook GPU unit volumes and revenue grew, reflecting increasing demand for gaming notebooks. Quadro and Tesla revenue both increased in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. The increase in Quadro revenue was attributable primarily to increases in sales of our Kepler-based Quadro products, while the Tesla revenue increase was due primarily to large deals comprising an increasing percentage of the sales.

Tegra Processor Business. Tegra Processor business revenue increased by 35% in the first quarter of fiscal year 2015, compared to the first quarter of fiscal year 2014. This increase was driven by higher revenue from the sale of Tegra processors for automobiles and embedded products and higher unit shipments of Tegra 4-based products for smartphones. These increases were partially offset by decreased unit shipments of older generation Tegra 3-based products for tablets and lower license and royalty revenue associated with game consoles.

All Other. We recognized $66.0 million in revenue from the patent cross licensing arrangement with Intel during the first quarter of fiscal years 2015 and 2014.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 76% and 74% of total revenue for the first quarter of fiscal years 2015 and 2014, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was 10% of our total revenue from one customer for the first quarter of fiscal year 2015 and 21% of our total revenue from two customers for the first quarter of fiscal year 2014.

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

Our overall gross margin was 54.8% and 54.3% for the first quarter of fiscal years 2015 and 2014, respectively.

Charges to cost of sales for inventory provisions totaled $10.3 million and $13.6 million for the first quarter of fiscal years 2015 and 2014, respectively, unfavorably impacting our gross margin by 0.9% and 1.4%, respectively. Sales of inventory that was previously written-off or written-down totaled $5.0 million and $17.1 million for the first quarter of fiscal years 2015 and 2014, respectively, favorably impacting our gross margin by 0.5% and 1.8%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.4% unfavorable impact for the first quarter of fiscal year 2015 and a 0.4% favorable impact for the first quarter of fiscal year 2014.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014.  GPU gross margins increased primarily due to a richer overall sales mix of our high-end Maxwell and Kepler-based GeForce desktop and notebook GPU products.

 Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014. Tegra Processor gross margins decreased across most product categories and were also negatively impacted by the decline in license and royalty revenue associated with game consoles compared to the prior year.

Operating Expenses

	Three Months Ended
	April 27, 2014	April 28, 2013	$ Change	% Change
	(In millions)
Research and development expenses	$334.3	$327.2	$7.1	2.2%
Sales, general and administrative expenses	118.6	108.6	10.0	9.2%
Total operating expenses	$452.9	$435.8	$17.1	3.9%
Research and development as a percentage of net revenue	30.3%	34.3%
Sales, general and administrative as a percentage of net revenue	10.8%	11.4%

Research and Development

Research and development expenses increased by 2% during the first quarter of fiscal year 2015, compared to the first quarter of fiscal year 2014. This increase was primarily due to a $13.9 million increase in compensation, benefits and stock-based compensation expenses due to the growth in hiring of engineering talent during fiscal year 2014. That increase was partially offset by a $6.6 million decrease in development expenses during the first quarter of fiscal year 2015, as the first quarter of fiscal year 2014 included elevated bring-up costs to support Tegra, SHIELD and GRID products.

Sales, General and Administrative

Sales, general and administrative expenses increased by 9% during the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. This increase was primarily due to an $11.9 million increase in compensation, benefits and stock-based compensation expenses due to the growth in hiring during fiscal year 2014, partially offset by a $4.6 million decrease in outside professional fees resulting from lower litigation-related costs during the first quarter of fiscal year 2015 compared to first quarter of fiscal year 2014.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in December 2013.

Interest income was $5.7 million and $5.1 million during the first quarter of fiscal years 2015 and 2014, respectively. The increase was primarily due to higher average cash balances as we invested the proceeds from the convertible notes we issued in December 2013 in interest bearing securities.

Interest expense was $11.5 million and $0.9 million during the first quarter of fiscal years 2015 and 2014, respectively. The increase was primarily due to $3.8 million for coupon interest and $6.9 million for debt discount amortization related to the convertible notes we issued in December 2013.

Other Income, net

Other income, net consists primarily of realized gains and losses from the sale of marketable securities, sales of investments in non-affiliated companies, and the impact of changes in foreign currency rates. Other income, net was $17.7 million in the first quarter of fiscal year 2015 compared to $1.1 million in the first quarter of fiscal year 2014. The increase was primarily due to a gain of $17.0 million from the sale of non-affiliated investments in the first quarter of fiscal year 2015.

Income Taxes

We recognized income tax expense of $26.8 million and $10.2 million during the first quarter of fiscal years 2015 and 2014, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 16.4% and 11.6% for the first quarter of fiscal years 2015 and 2014, respectively.

The increase in our effective tax rate in the first quarter of fiscal year 2015 compared to the same period in the prior fiscal year was primarily due to the expiration of the U.S. federal research tax credit on December 31, 2013.

Our effective tax rate on income before tax for the first quarter of fiscal year 2015 of 16.4% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our annual projected effective tax rate as of the first quarter of fiscal year 2015 of 20% differs from our actual effective tax rate for the first quarter of fiscal year 2015 of 16.4% due to favorable discrete events that occurred in the first quarter of fiscal year 2015 primarily attributable to the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.
Our effective tax rate on income before tax for the first quarter of fiscal year 2014 of 11.6% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	As of April 27, 2014	As of January 26, 2014
	(In millions)
Cash and cash equivalents	$509.2	$1,151.6
Marketable securities	3,838.7	3,520.2
Cash, cash equivalents, and marketable securities	$4,347.9	$4,671.8

As of April 27, 2014, we had $4.35 billion in cash, cash equivalents and marketable securities, a decrease of $324.0 million from $4.67 billion as of January 26, 2014. This decrease was primarily due to the accelerated share repurchase transaction of $500.0 million that we entered into in February 2014, partially offset by cash generated from operations. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions that are required to follow our investment policy, which requires the purchase of high grade investment securities and the diversification of asset type and includes certain limits on our portfolio duration.

	Three Months Ended
	April 27,	April 28,
	2014	2013
	(In millions)
Net cash provided by operating activities	$151.0	$175.7
Net cash used in investing activities	$(330.3)	$(230.8)
Net cash used in financing activities	$(463.1)	$(116.2)

Operating activities

Operating activities consist primarily of net income for the fiscal period, offset by the impact of non-cash expenses such as depreciation and amortization expense, stock-based compensation expense, and interest expense from the amortization of debt discount, as well as changes in operating assets and liabilities, such as accounts receivable, inventories and accounts payable.

Cash provided by operating activities decreased in the first quarter of fiscal year 2015, compared to the first quarter of fiscal year 2014. The decrease was primarily due to higher accounts receivable from higher revenue and increased inventory balances for new architecture builds, partially offset by higher net income resulting from improved gross profit and contained operating expenses in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014.

Investing activities

Investing activities consist primarily of purchases, sales and maturities of marketable securities, acquisitions of businesses and purchases of property and equipment, including leasehold improvements for our facilities, and intangible assets.

Cash used in investing activities increased in the first quarter of fiscal year 2015, compared to the first quarter of fiscal year 2014. This was primarily due to higher purchases of marketable securities, partially offset by lower spending for property, plant and equipment and intangible asset purchases in the current year, compared to the first quarter of fiscal year 2014.

Financing activities

Financing activities consist primarily of borrowing activities, such as convertible debt issuances or capital leases, and equity-related activities such as proceeds from the issuance of common stock under employee stock plans, or stock repurchases and dividend payments.

Cash used in financing activities increased in the first quarter of fiscal year 2015, compared to the first quarter of fiscal year 2014.  This was primarily due to the $500.0 million accelerated share repurchase transaction that we entered into in February 2014, compared to $100.0 million of repurchases of our common stock in the first quarter of fiscal year 2014. This increase was partially offset by a $57.2 million increase in proceeds from common stock issued under employee stock plans in the first quarter of fiscal year 2015 compared to the prior year period.

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
As of April 27, 2014 and January 26, 2014, we had $4.35 billion and $4.67 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of April 27, 2014, we were in compliance with our investment policy.  As of April 27, 2014, our investments in government agencies and government-sponsored enterprises represented 38% of our total investment portfolio, while the financial sector accounted for 33% of our total investment portfolio. All of our investments are with A/A3 or better rated securities.
We performed an impairment review of our investment portfolio as of April 27, 2014. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the first quarter of fiscal year 2015.
Net realized gains for the first quarter of fiscal years 2015 and 2014 were $0.3 million and $0.1 million, respectively. As of April 27, 2014, we had a net unrealized gain of $6.6 million, which was comprised of gross unrealized gains of $8.4 million, offset by gross unrealized losses of $1.7 million. As of January 26, 2014, we had a net unrealized gain of $4.8 million, which was comprised of gross unrealized gains of $7.2 million, offset by $2.4 million of gross unrealized losses.

Our accounts receivable are highly concentrated. Two customers accounted for 33% of our accounts receivable balance at April 27, 2014. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure.
Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside the United States may be repatriated to the United States.  However, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal income tax at rate of 35% less utilization of any net operating loss carry forwards, and further offset by any applicable research and foreign tax credits, plus any state income taxes on such income.  Repatriation of some foreign balances may be restricted by local laws.
Dividend payments and any stock repurchases must be made from cash held in the United States.  In the first quarter of fiscal year 2015, we made total cash dividend payments of $46.7 million and repurchased $500.0 million of our common stock, utilizing a significant amount of our U.S. cash balance previously taxed as of the end of the first quarter of fiscal year 2015.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase up to $3.70 billion of our common stock through January 2016. As of April 27, 2014, we had repurchased $2.95 billion of that amount, leaving up to $0.75 billion available under this authorization through January 2016. We have announced our intention to return $1.0 billion to shareholders in fiscal year 2015 in the form of share repurchases and dividends. As part of our stock repurchase program, during February 2014 we entered into an accelerated share repurchase agreement to purchase $500.0 million in shares of our common stock. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements or further disclosure regarding the accelerated share repurchase agreement.
Cash Dividend Program
During the first quarter of fiscal year 2015, we paid $46.7 million in dividends to our common stockholders. This dividend was equivalent to $0.085 per share, or $0.34 per share on an annual basis. We also declared that we would pay our next quarterly cash dividend of $0.085 per share on June 13, 2014, to all stockholders of record on May 22, 2014.

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

Contractual Obligations

As of April 27, 2014, we had outstanding inventory purchase obligations totaling $414.2 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 27, 2014, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of April 27, 2014 and January 26, 2014, we had $4.35 billion and $4.67 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds, asset-backed securities and debt securities of corporations, municipalities and the United States government and its agencies. As of April 27, 2014, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of April 27, 2014, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of $26 million.

Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of April 27, 2014, our investments in government agencies and government-sponsored enterprises represented 38% of our total investment portfolio, while the financial sector accounted for 33% of our total investment portfolio. Substantially all of our investments are with A/A3 or better rated securities. If the fair value of our investments in these sectors was to decline by 2% - 5%, the fair values of these investments would decline by $57- $143 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency re-measurement are included in “Other income, net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain included in determining net income for the first quarter of fiscal years 2015 and 2014 was $0.8 million and $1.8 million, respectively. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at April 27, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 27, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business results could be adversely affected if the identification and development of new products and services is delayed or unsuccessful.
In order to maintain or improve our financial results, we will need to continue to identify and develop new products and services, and enhancements to our existing products and existing services, in a timely and cost-effective manner. The process of developing new products and services and enhancing existing products and services is highly complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technology trends could adversely affect our business. We must make multi-year investments and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our new products and technologies.  It is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues.   Even if we introduce new and enhanced products to the market, we may not be able to achieve consumer and/or market acceptance of them in a timely manner.
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
Our ability to achieve design wins also depends in part on our ability to identify and be compliant with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers.  If our products are not in compliance with prevailing industry standards,our customers may not incorporate our products into their design strategies.  However, to be compliant with changes to industry standards, we may have to invest significant time and resources to redesign our products which could negatively impact our gross margin or operating results. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.
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
We receive a significant amount of our revenue from a limited number of customers. Revenue from significant customers, those representing 10% or more of total revenue, was 10% of our total revenue from one customer for the first quarter of fiscal year 2015 and 21% of our total revenue from two customers for the first quarter of fiscal year 2014.  33% of our accounts receivable balance was from two customers as of April 27, 2014, and 23% of our accounts receivable balance was from one customer as of January 26, 2014. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and obtain credit insurance over the purchasing credit extended to certain customers. In the future, we may have to record additional provisions or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and as a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.
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
Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 41.1% and 45.7% of our total revenue for the first quarter of fiscal years 2015 and 2014, respectively. It is also difficult to accurately forecast revenue and we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter.  Our research and development expenses are primarily related to multi-year investments ahead of the revenue received from the products which are produced. Further, some of our operating expenses, like multi-year development costs and stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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
Because our gross margin for any period depends on a number of factors, changes in any of these factors could adversely affect our gross margin.
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
Our business is directly affected by market conditions in the highly cyclical semiconductor industry. The semiconductor industry has been adversely affected by many factors, including ongoing efforts by our customers to reduce their spending, diminished product demand, increased inventory levels, lower average selling prices, uncertainty regarding long-term growth rates and underlying financial health and increased competition. These factors could, among other things, limit our ability to maintain or increase our sales or recognize revenue and in turn adversely affect our business, operating results and financial condition.  If our actions to reduce our operating expenses to sufficiently offset these factors when they occur are unsuccessful, our operating results will suffer.
We are subject to risks associated with international operations which may harm our business.
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and other Americas. We generated 76% and 74% of our revenue for the first quarter of fiscal years 2015 and 2014, respectively, from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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
Our cash equivalent and marketable securities portfolio as of April 27, 2014 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of April 27, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
 We are engaged in litigation with parties related to our acquisition of 3dfx in 2001. In addition, in September, October and November 2008, several putative securities class action lawsuits were filed against us for alleged defects in our previous generation MCP and GPU products. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further details on these lawsuits.

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
During fiscal year 2009, we purchased real property in Santa Clara, California that includes 36 acres of land and twelve commercial buildings and eventually expect to break ground on a new building for a corporate headquarters campus in Santa Clara. We also own real property in India. We have limited experience in the ownership and management of real property and are subject to the risks of owning real property, including:

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
We record compensation expense for stock options, restricted stock units and our employee stock purchase plan using the fair value of those awards in accordance with U.S. GAAP. Stock-based compensation expense was $35.5 million and $33.4 million for the first quarter of fiscal years 2015 and 2014, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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
The warrants issued concurrently with our 1.00% Notes shall be deemed to     be automatically exercised on certain dates between March 2019 and June 2019, unless Goldman notifies us otherwise. Any issuance by us of additional shares to Goldman upon exercise of the warrants will dilute the ownership interests of our existing stockholders. Moreover, the conversion of our 1.00% Notes may dilute the ownership interests of our existing stockholders and could have a dilutive effect on our net income per share to the extent that the price of our common stock exceeds the conversion price of the 1.00% Notes. Any sales in the public market by Goldman of our common stock upon exercise of the warrants or sales in the public market of our common stock issuable upon conversion of the 1.00% Notes could adversely affect prevailing market prices of our common stock.

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
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP.  These principles are constantly subject to review and interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, or the interpretation of them, can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Additionally, changes in existing accounting rules, such as the possible upcoming changes to revenue recognition and lease accounting standards, or changes in practices, such as changes to auditing standards promulgated by the Public Company Accounting Oversight Board, could have a significant adverse effect on our results of operations or the manner in which we conduct our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Our Board of Directors has authorized us to repurchase up to $3.70 billion of our common stock through January 2016. Through April 27, 2014, we have repurchased an aggregate of 181.8 million shares under our stock repurchase program for a total cost of $2.95 billion.  As of April 27, 2014, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $0.75 billion.
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
The following table presents details of our share repurchase transactions during the three months ended April 27, 2014 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 27, 2014 - February 23, 2014	20.6	$24.29	20.6	$748.4
February 24, 2014 - March 23, 2014	—	—	—	$748.4
March 24, 2014 - April 27, 2014	—	—	—	$748.4
Total	20.6		20.6
(1) During February 2014, we entered into an accelerated share repurchase agreement, or an ASR, with Goldman, Sachs & Co., under which we prepaid $500.0 million to purchase shares of our common stock. The calculation of the $24.29 average price per share for the period January 27, 2014 to April 27, 2014, is based solely on the result of dividing the $500.0 million we have paid towards the ASR by the 20.6 million shares that we received during the month of February 2014. We expect to receive additional shares at the time of settlement of the ASR in the second quarter of fiscal year 2015, without any further cash payment. The price we will ultimately pay per share will be no more than the volume-weighted average price over the period of the contract, which we anticipate will be less than $24.29. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the accelerated share repurchase program.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During first quarter of fiscal year 2015, we withheld 1.1 million shares at a total cost of $20.8 million through net share settlements. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*^	Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated February 14, 2014
10.2+	Fiscal Year 2015 Variable Compensation Plan of NVIDIA Corporation	8-K	000-23985	10.1	April 15, 2014
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
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

Date: May 21, 2014

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*^	Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated February 14, 2014
10.2+	Fiscal Year 2015 Variable Compensation Plan of NVIDIA Corporation	8-K	000-23985	10.1	April 15, 2014
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
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