Form 10-Q
period 2014-07-27
NVIDIA CORP
filed 2014-08-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2014
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of August 15, 2014, was 541,915,105.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 27, 2014

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

NVIDIA Twitter Account (https://twitter.com/NVIDIA)

NVIDIA Company Blog (http://blogs.nvidia.com/)

NVIDIA Facebook Page (https://www.facebook.com/NVIDIA)

NVIDIA LinkedIn Page (http://www.linkedin.com/company/nvidia?trk=hb_tab_compy_id_3608)

In addition, investors and others can use the Pulse news reader to subscribe to the NVIDIA Daily News feed and can view NVIDIA videos on YouTube.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 27,	July 28,	July 27,	July 28,
	2014	2013	2014	2013

Revenue	$1,102,824	$977,238	$2,205,611	$1,931,977
Cost of revenue	483,850	431,700	982,435	867,871
Gross profit	618,974	545,538	1,223,176	1,064,106
Operating expenses
Research and development	337,124	331,738	671,387	658,899
Sales, general and administrative	118,671	108,266	237,251	216,892
Total operating expenses	455,795	440,004	908,638	875,791
Income from operations	163,179	105,534	314,538	188,315
Interest income	6,829	3,865	12,539	8,941
Interest expense	11,526	836	22,997	1,689
Other income (expense), net	(3,857)	3,257	13,827	4,315
Income before income tax expense	154,625	111,820	317,907	199,882
Income tax expense	26,649	15,372	53,415	25,543
Net income	$127,976	$96,448	$264,492	$174,339

Net income per share:
Basic	$0.23	$0.16	$0.47	$0.29
Diluted	$0.22	$0.16	$0.46	$0.29

Weighted average shares used in per share computation:
Basic	558,223	585,345	558,657	601,109
Diluted	570,572	592,006	570,599	606,051

Cash dividends declared and paid per common share	$0.085	$0.075	$0.170	$0.150

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	July 27,	July 28,	July 27,	July 28,
	2014	2013	2014	2013

Net income	$127,976	$96,448	$264,492	$174,339
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale securities, net of tax benefit (expense) of $118 and ($351) for the three and six months ended July 27, 2014, respectively, and $355 and $78 for the corresponding periods of fiscal year 2014, respectively	(1,931)	(3,377)	(247)	(2,986)
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of tax effects of $30 and $136 for the three and six months ended July 27, 2014, respectively, and $549 and $591 for the corresponding periods of fiscal year 2014, respectively	(55)	(1,019)	(252)	(1,098)
Other comprehensive loss	$(1,986)	$(4,396)	$(499)	$(4,084)
Total comprehensive income	$125,990	$92,052	$263,993	$170,255

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	July 27,	January 26,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$515,092	$1,151,587
Marketable securities	3,870,962	3,520,223
Accounts receivable, net	469,625	426,357
Inventories	387,434	387,765
Prepaid expenses and other	67,776	70,285
Deferred income taxes	66,697	68,494
Total current assets	5,377,586	5,624,711
Property and equipment, net	556,911	582,740
Goodwill	643,179	643,179
Intangible assets, net	260,613	296,012
Other assets	95,430	104,252
Total assets	$6,933,719	$7,250,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,627	$324,391
Accrued liabilities and other	607,102	621,105
Total current liabilities	868,729	945,496

Long-term debt	1,370,249	1,356,375
Other long-term liabilities	374,113	475,125
Capital lease obligations, long-term	15,842	17,500
Commitments and contingencies - see Note 12	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	744	732
Additional paid-in capital	3,682,742	3,483,342
Treasury stock, at cost	(3,058,149)	(2,537,295)
Accumulated other comprehensive income	4,378	4,877
Retained earnings	3,675,071	3,504,742
Total stockholders' equity	4,304,786	4,456,398
Total liabilities and stockholders' equity	$6,933,719	$7,250,894

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	July 27,	July 28,
	2014	2013
Cash flows from operating activities:
Net income	$264,492	$174,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,690	121,584
Stock-based compensation expense	73,936	65,792
Amortization of debt discount	13,874	—
Gain on sale of long-lived assets and investments	(14,482)	—
Deferred income taxes	38,313	(611)
Tax benefits from stock-based compensation	(6,843)	(17,360)
Other	14,124	8,867
Changes in operating assets and liabilities:
Accounts receivable	(45,747)	37,271
Inventories	508	34,722
Prepaid expenses and other current assets	2,510	(4,956)
Deposits and other assets	1,028	4,445
Accounts payable	(63,648)	(36,452)
Accrued liabilities and other long-term liabilities	(141,451)	(115,522)
Net cash provided by operating activities	247,304	272,119
Cash flows from investing activities:
Purchases of marketable securities	(1,682,854)	(936,214)
Proceeds from sale of marketable securities	869,087	1,248,511
Proceeds from maturities of marketable securities	451,474	320,838
Proceeds from sale of long-lived assets and investments	20,862	—
Purchases of property and equipment and intangible assets	(51,595)	(150,653)
Other	(250)	(1,450)
Net cash provided by (used in) investing activities	(393,276)	481,032
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	98,220	31,303
Payments under capital lease obligations	(1,423)	(1,169)
Tax benefits from stock-based compensation	6,843	17,360
Payments for repurchases of common stock	(500,000)	(850,000)
Dividends paid	(94,163)	(89,610)
Other	—	(2,500)
Net cash used in financing activities	(490,523)	(894,616)
Change in cash and cash equivalents	(636,495)	(141,465)
Cash and cash equivalents at beginning of period	1,151,587	732,786
Cash and cash equivalents at end of period	$515,092	$591,321
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$6,766	$5,083
Cash paid for interest	$8,623	$1,294
Other non-cash activities:
Assets acquired by assuming related liabilities	$5,570	$3,725
Change in unrealized losses from marketable securities	$(499)	$(4,084)
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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal year 2015 and fiscal year 2014 are both 52-week years. The second quarters of fiscal years 2015 and 2014 are both 13-week quarters.

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

Adoption of New and Recently Issued Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to stock-based compensation. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period is rendered, be treated as a performance condition. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We currently do not have awards with a performance target where the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. Therefore, we believe, the adoption of this new accounting guidance will not have an impact on our consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2014, the FASB issued a new accounting standard update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We may adopt this guidance either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements and have not yet determined which transition method we will apply.
In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when a net operating loss carry forward, similar tax loss, or tax credit carry forward exists. The guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward when settlement in this manner is available under the tax law. We adopted this guidance in our interim period ended April 27, 2014. The adoption of this guidance did not impact our consolidated financial statements.

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
Our condensed consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
	(In thousands)		(In thousands)
Cost of revenue	$2,656	$2,168	$5,575	$4,821
Research and development	21,462	18,555	41,956	40,490
Sales, general and administrative	14,297	11,672	26,405	20,481
Total	$38,415	$32,395	$73,936	$65,792
During the three and six months ended July 27, 2014, we granted 78,129 and 85,929 stock options, respectively, with a total grant-date fair value of $309.4 thousand and $345.3 thousand and a weighted average grant-date fair value of $3.96 and $4.02 per option, respectively. During the three and six months ended July 27, 2014, we granted 0.5 million and 3.7 million of RSUs and PSUs combined, with a total grant-date fair value of $8.4 million and $64.1 million and a weighted average grant-date fair value of $17.68 and $17.20 per share, respectively.  The PSUs were granted during the first quarter of fiscal year 2015 to our CEO and senior management as approved by our Compensation Committee.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and six months ended July 28, 2013, we granted 0.5 million and 3.3 million stock options, respectively, with an estimated total grant-date fair value of $1.4 million and $10.1 million and a weighted average grant-date fair value of $2.96 and $3.09 per option, respectively. During the three and six months ended July 28, 2013, we granted 0.7 million and 5.6 million RSUs with an estimated total grant-date fair value of $8.9 million and $66.3 million and a weighted average grant-date fair value of $13.49 and $11.93 per share, respectively.
Of the total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that were not expected to vest was $1.6 million and $11.5 million for the three and six months ended July 27, 2014, respectively, and $1.8 million and $13.7 million for the three and six months ended July 28, 2013, respectively. As of July 27, 2014 and January 26, 2014, the aggregate amount of unearned stock-based compensation expense related to our equity awards was $235.6 million and $241.3 million, respectively, adjusted for estimated forfeitures.  As of July 27, 2014 and January 26, 2014, we expected to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.2 years and 2.5 years, respectively. As of July 27, 2014 and January 26, 2014, we expected to recognize the unearned stock-based compensation expense related to RSUs and PSUs over an estimated weighted average amortization period of 2.6 years and 2.7 years, respectively.
The fair value of stock options granted under our equity incentive plan and shares issued under our employee stock purchase plan have been estimated at the date of grant with the following assumptions:

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Stock Options	(Using a binomial model)
Expected life (in years)	2.5	2.4 - 3.4	2.5 - 3.2	2.4 - 3.4
Risk-free interest rate	2.5%	1.8% - 2.7%	2.5% - 2.8%	1.8% - 2.7%
Volatility	31%	30% - 33%	31%	30% - 37%
Dividend yield	1.8%	2.1% - 2.2%	1.8% - 1.9%	2.1% - 2.4%

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Employee Stock Purchase Plan	(Using a Black-Scholes model)
Expected life (in years)	—	—	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	—	—	0.1% - 0.3%	0.1% - 0.3%
Volatility	—%	—%	31%	37%
Dividend yield	—%	—%	1.9%	2.4%
Equity Award Activity
The following summarizes the stock option, RSU and PSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 26, 2014	32,504	$14.22
Granted	86	$18.66
Exercised	(6,291)	$12.89
Cancelled	(942)	$18.89
Balances, July 27, 2014	25,357	$14.39

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	RSUs and PSUs Outstanding	Weighted Average Grant-Date Fair Value
RSUs and PSUs	(In thousands)	(Per share)
Balances, January 26, 2014	18,852	$13.82
Granted (1)	3,729	$17.20
Vested	(3,319)	$13.33
Cancelled	(793)	$13.98
Balances, July 27, 2014	18,469	$14.58
(1) Includes the total number of PSUs issuable if the maximum corporate financial performance target level for fiscal year 2015 is achieved. Depending on the actual level of achievement of the corporate performance goal at the end of fiscal year 2015, the range of PSUs issued could range from 1.4 million to 2.5 million shares.
Note 3 – Net Income Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 27,	July 28,	July 27,	July 28,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$127,976	$96,448	$264,492	$174,339
Denominator:
Denominator for basic net income per share, weighted average shares	558,223	585,345	558,657	601,109
Effect of dilutive securities:
Equity awards outstanding	12,349	6,661	11,942	4,942
Denominator for diluted net income per share, weighted average shares	570,572	592,006	570,599	606,051
Net income per share:
Basic net income per share	$0.23	$0.16	$0.47	$0.29
Diluted net income per share	$0.22	$0.16	$0.46	$0.29
Potentially dilutive securities excluded from diluted net income per share because their effect would have been anti-dilutive	3,987	17,749	7,928	27,039
The denominator for diluted net income per share for the three and six months ended July 27, 2014 did not include any effect from the 1.00% Convertible Senior Notes due 2018, or the Notes. The calculation of the dilution impact is based on the treasury stock method in accordance with Accounting Standards Codification, or ASC 260, Earnings per Share. Commencing after the fiscal quarter ended on April 27, 2014, the Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $20.16 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants that were issued simultaneously with the Notes unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $27.14 per share.
The denominator for diluted net income per share for the three and six months ended July 27, 2014 also did not include any effect from the note hedges that were issued simultaneously with the Notes. In future periods, the denominator for diluted net income per share will exclude any effect of the note hedges, unless in the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to us under the note hedges are designed to neutralize the dilutive effect of the shares that we would issue under the Notes. Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $26.6 million and $53.4 million for the three and six months ended July 27, 2014, respectively, and $15.4 million and $25.5 million for the three and six months ended July 28, 2013, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 17.2% and 16.8% for the three and six months ended July 27, 2014, respectively, and 13.8% and 12.8% for the three and six months ended July 28, 2013, respectively.

The increase in our effective tax rate in fiscal year 2015 as compared to the same period in the prior fiscal year was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2013 which resulted in no tax benefit in the six months ended July 27, 2014.

Our effective tax rate on income before tax for the first six months of fiscal year 2015 of 16.8% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our effective tax rate for the first six months of fiscal year 2015 of 16.8% differs from our annual projected effective tax rate as of the first six months of fiscal year 2015 of 19.1% due to favorable discrete events that occurred in the first six months of fiscal year 2015 primarily attributable to the tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.
Our effective tax rate on income before tax for the first six months of fiscal year 2014 of 12.8% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit.

For the six months ended July 27, 2014, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties from our fiscal year ended January 26, 2014, other than the recognition of tax benefits upon the expiration of statute of limitation in certain non-U.S. jurisdictions in the six months ended July 27, 2014.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 27, 2014, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of July 27, 2014. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of July 27, 2014.

The following is a summary of cash equivalents and marketable securities at July 27, 2014 and January 26, 2014:

	July 27, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$2,042,721	$2,139	$(1,430)	$2,043,430
Debt securities of United States government agencies	700,025	352	(216)	700,161
Debt securities issued by United States Treasury	586,484	896	(69)	587,311
Asset-backed securities	411,669	169	(310)	411,528
Mortgage-backed securities issued by United States government-sponsored enterprises	258,483	4,279	(1,340)	261,422
Money market funds	119,491	—	—	119,491
Total	$4,118,873	$7,835	$(3,365)	$4,123,343
Classified as:
Cash equivalents				$252,381
Marketable securities				3,870,962
Total				$4,123,343

	January 26, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$1,827,788	$1,857	$(1,065)	$1,828,580
Debt securities of United States government agencies	1,012,740	848	(261)	1,013,327
Debt securities issued by United States Treasury	495,889	621	(57)	496,453
Money market funds	307,865	—	—	307,865
Asset-backed securities	258,017	15	(315)	257,717
Mortgage-backed securities issued by United States government-sponsored enterprises	185,594	3,837	(725)	188,706
Total	$4,087,893	$7,178	$(2,423)	$4,092,648
Classified as:
Cash equivalents				$572,425
Marketable securities				3,520,223
Total				$4,092,648

The following table provides the breakdown of the investments with unrealized losses at July 27, 2014:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$664,945	$(90)	$1,378,485	$(1,340)	$2,043,430	$(1,430)
Debt securities of United States government agencies	304,481	(3)	395,680	(213)	700,161	(216)
Debt securities issued by United States Treasury	45,045	(28)	542,266	(41)	587,311	(69)
Asset-backed securities	162,899	(14)	248,629	(296)	411,528	(310)
Mortgage-backed securities issued by United States government-sponsored enterprises	—	—	261,422	(1,340)	261,422	(1,340)
Total	$1,177,370	$(135)	$2,826,482	$(3,230)	$4,003,852	$(3,365)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at July 27, 2014 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale at July 27, 2014 and January 26, 2014 and are shown below by contractual maturity.

	July 27, 2014		January 26, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than 1 year	$1,296,254	$1,296,861	$1,883,132	$1,883,753
Due in 1 - 5 years	2,665,096	2,667,222	2,114,289	2,117,387
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	157,523	159,260	90,472	91,508
Total	$4,118,873	$4,123,343	$4,087,893	$4,092,648

Net realized gains for the three and six months ended July 27, 2014 were not significant. Net realized gains for the three and six months ended July 28, 2013 were $1.6 million and $1.7 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

Financial assets measured at fair value:

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  There were no significant transfers between Levels 1 and 2 assets for the three and six months ended July 27, 2014.

Financial assets measured at fair value are summarized below:

		Fair Value Measurement as of July 27, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 27, 2014	(Level 1)	(Level 2)
	(In thousands)
Corporate debt securities (1)	$2,043,430	$—	$2,043,430
Debt securities issued by United States government agencies (2)	700,161	—	700,161
Debt securities issued by United States Treasury (3)	587,311	—	587,311
Asset-backed securities (3)	411,528	—	411,528
Mortgage-backed securities issued by government-sponsored enterprises (3)	261,422	—	261,422
Money market funds (4)	119,491	119,491	—
Total cash equivalents and marketable securities	$4,123,343	$119,491	$4,003,852

(1)	Includes $96.2 million in cash equivalents and $1.95 billion in marketable securities on the Condensed Consolidated Balance Sheet.

(2)	Includes $36.7 million in cash equivalents and $663.5 million in marketable securities on the Condensed Consolidated Balance Sheet.

(3)	Included in marketable securities on the Condensed Consolidated Balance Sheet.

(4)	Included in cash equivalents on the Condensed Consolidated Balance Sheet.
Financial liabilities measured at fair value:

We issued $1.5 billion Notes in December 2013. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The estimated fair value of the Notes was $1.63 billion and $1.53 billion as of July 27, 2014 and January 26, 2014, respectively. The estimated fair value of the Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the Notes.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	July 27, 2014			January 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Acquisition-related intangible assets	$189,239	$(124,083)	$65,156	$189,239	$(114,104)	$75,135
Patents and licensed technology	449,204	(253,747)	195,457	446,196	(225,319)	220,877
Total intangible assets	$638,443	$(377,830)	$260,613	$635,435	$(339,423)	$296,012

Amortization expense associated with intangible assets for the three and six months ended July 27, 2014 was $19.3 million and $38.4 million, respectively. Amortization expense associated with intangible assets for the three and six months ended July 28, 2013 was $18.6 million and $36.0 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of licensed technology, the purchase of certain assets of a business, and the addition of acquired in-process research and development technology that was determined to be complete. Future amortization expense related to the net carrying amount of intangible assets at July 27, 2014 is estimated to be $40.0 million for the remainder of fiscal year 2015, $71.9 million in fiscal year 2016, $63.7 million in fiscal year 2017, $49.0 million in fiscal year 2018, $20.4 million in fiscal year 2019 and a total of $15.6 million in fiscal year 2020 and beyond.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 27,	January 26,
	2014	2014
Inventories:	(In thousands)
Raw materials	$126,191	$126,896
Work in-process	85,895	94,844
Finished goods	175,348	166,025
Total inventories	$387,434	$387,765

At July 27, 2014, we had outstanding inventory purchase obligations totaling $486.3 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 27,	January 26,
	2014	2014
Accrued Liabilities and Other:	(In thousands)
Deferred revenue, short-term	$265,704	$265,616
Accrued customer programs (1)	131,973	157,840
Accrued payroll and related expenses	112,024	109,721
Accrued legal settlement (2)	30,600	30,600
Professional service fees	12,218	13,572
Customer advances	11,329	9,297
Office lease related liabilities	8,549	3,139
Warranty accrual (3)	8,202	7,571
Taxes payable, short-term	5,810	2,378
Coupon interest on Notes	2,542	2,500
Other	18,151	18,871
Total accrued liabilities and other	$607,102	$621,105

(1) Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014, for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2)  Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.
(3)  Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.

	July 27,	January 26,
	2014	2014
Other Long-Term Liabilities:	(In thousands)
Deferred income tax liability	$192,702	$157,953
Income taxes payable, long-term	119,661	119,977
Deferred revenue, long-term (1)	40,063	172,199
Asset retirement obligation	7,386	11,056
Other long-term liabilities	14,301	13,940
Total other long-term liabilities	$374,113	$475,125

(1) Consists primarily of annual consideration received in advance of our performance obligation under our patent cross licensing agreement with Intel Corporation entered into in January 2011. The decrease in deferred revenue, long-term, is a result of revenue recognized during the six months ended July 27, 2014.

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

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and six months ended July 27, 2014 and July 28, 2013 were as follows:

	Three Months Ended		Six Months Ended
	July 27,	July 28,	July 27,	July 28,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$8,250	$14,833	$7,571	$14,874
Additions	1,155	3,482	3,189	4,900
Deductions	(1,203)	(841)	(2,558)	(2,300)
Balance at end of period	$8,202	$17,474	$8,202	$17,474

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
As of July 27, 2014, none of the conditions allowing holders of the Notes to convert had been met. The determination of whether or not the Notes are convertible must be performed quarterly. If the Notes become convertible at the option of the holder, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in the mezzanine equity section on our Condensed Consolidated Balance Sheets.
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
The following table presents the carrying amounts of the liability and equity components:

	July 27, 2014	January 26, 2014
	(In thousands)
Amount of the equity component	$125,725	$125,725

1.00% convertible senior notes due 2018	$1,500,000	$1,500,000
Unamortized debt discount (1)	(129,751)	(143,625)
Net carrying amount	$1,370,249	$1,356,375
(1) As of July 27, 2014, the unamortized debt discount will be amortized over a remaining period of 4.4 years.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the interest expense for the contractual interest and the accretion of debt discount and issuance costs:

	Three Months Ended		Six Months Ended
	July 27,	July 28,	July 27,	July 28,
	2014	2013	2014	2013
	(In thousands)
Contractual coupon interest expense	$3,750	$—	$7,500	$—
Amortization of debt discount	6,973	—	13,874	—
Amortization of debt issuance costs	49	—	97	—
Total interest expense related to Notes	$10,772	$—	$21,471	$—

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
On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor, and on January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. The hearing on the appeal is currently scheduled for October 8, 2014.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Stockholders’ Equity

Stock Repurchase Program
Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Most recently, in November 2013, the Board extended the previously authorized repurchase program through January 2016 and authorized an additional $1.00 billion for an aggregate of $3.70 billion under the repurchase program. Through July 27, 2014, we have repurchased an aggregate of 188.7 million shares under our stock repurchase program for a total cost of $2.95 billion. As of July 27, 2014, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $748.4 million through January 2016.
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
In November 2013, we announced the intention to return $1.00 billion to shareholders in fiscal year 2015 in the form of share repurchases and cash dividends. During February 2014, we executed a $500.0 million accelerated share repurchase, or ASR, agreement with an investment bank that was completed in July 2014. Under the ASR, we have repurchased 27.4 million shares in aggregate at an average price of $18.23 per share, of which 20.6 million shares were delivered in the first quarter of fiscal year 2015 and 6.8 million shares were delivered in the second quarter of fiscal year 2015. The shares delivered resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. As of July 27, 2014, all shares delivered from the ASR have been placed into treasury stock.
Dividends
During the three and six months ended July 27, 2014, we paid $47.4 million and $94.2 million, respectively, in dividends to our common stockholders. These dividends were equivalent to $0.085 per share on a quarterly basis, or $0.34 per share on an annual basis.
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
The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes patent licensing revenue and the expenses include corporate infrastructure and support costs, stock-based compensation costs, amortization of acquisition-related intangible assets, other acquisition-related costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.
Our CODM does not review any information regarding total assets on a reporting segment basis. We do not have intersegment revenue. The accounting policies for segment reporting are the same as for the Company as a whole.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Three Months Ended July 27, 2014
Revenue	$877,980	$158,844	$66,000	$1,102,824
Depreciation and amortization expense	$29,493	$14,562	$11,552	$55,607
Operating income (loss)	$240,908	$(54,542)	$(23,187)	$163,179

Three Months Ended July 28, 2013
Revenue	$858,613	$52,625	$66,000	$977,238
Depreciation and amortization expense	$36,001	$15,431	$10,408	$61,840
Operating income (loss)	$207,914	$(83,560)	$(18,820)	$105,534

Six Months Ended July 27, 2014
Revenue	$1,775,343	$298,268	$132,000	$2,205,611
Depreciation and amortization expense	$59,017	$28,730	$22,943	$110,690
Operating income (loss)	$476,104	$(115,981)	$(45,585)	$314,538

Six Months Ended July 28, 2013
Revenue	$1,644,225	$155,752	$132,000	$1,931,977
Depreciation and amortization expense	$71,919	$28,953	$20,712	$121,584
Operating income (loss)	$366,440	$(138,550)	$(39,575)	$188,315

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
	(In thousands)
Reconciling items included in "All Other" category :
Revenue not allocated to reporting segments	$66,000	$66,000	$132,000	$132,000
Unallocated corporate operating expenses	(41,599)	(41,171)	(85,035)	(85,668)
Stock-based compensation	(38,415)	(32,395)	(73,936)	(65,792)
Acquisition-related costs	(9,173)	(8,964)	(18,614)	(17,825)
Other non-recurring expenses	—	(2,290)	—	(2,290)
Total	$(23,187)	$(18,820)	$(45,585)	$(39,575)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 27,	July 28,	July 27,	July 28,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Taiwan	$330,917	$319,004	$703,776	$608,885
China	251,768	184,086	475,230	359,130
United States	206,128	163,796	379,063	349,774
Other Asia Pacific	150,799	165,117	305,649	332,374
Other Americas	83,055	76,531	174,818	141,538
Europe	80,157	68,704	167,075	140,276
Total revenue	$1,102,824	$977,238	$2,205,611	$1,931,977
Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Three Months Ended		Six Months Ended
	July 27,	July 28,	July 27,	July 28,
	2014	2013	2014	2013
Revenue:
Customer A	11%	11%	10%	11%
Customer B	10%	12%	9%	11%
Revenue from Customer A was attributable primarily to the GPU business for the three and six months ended July 27, 2014 and to both the GPU and Tegra Processor businesses for the three and six months ended July 28, 2013. Revenue from Customer B was attributable to the GPU business for all comparative periods presented.
Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	July 27, 2014	January 26, 2014
Accounts Receivable:
Customer B	21%	23%
Customer C	10%	9%
Note 15 - Subsequent Event

In August 2014, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we paid $310.0 million to purchase shares of our common stock and received 10.9 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. The shares we receive result in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

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

NVIDIA, the NVIDIA logo, GEFORCE, GTX, ICERA, Jetson, Kepler, Maxwell, NVIDIA, NVIDIA GRID, NVLINK, Quadro, SHIELD, Tegra, and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.

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
Recent Developments, Future Objectives and Challenges

GPU Business

During the second quarter of fiscal year 2015, we extended our reach in data center accelerated computing, with the world’s fifteen most highly efficient supercomputers all utilizing our Tesla GPUs. We also surpassed forty million installations of our GeForce Experience client, which provides game-ready drivers, optimized play settings, and streaming and sharing of gameplay. We also invented the first GPU acceleration technology for Adobe Illustrator CC.
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
Tegra Processor Business

During the second quarter of fiscal year 2015, our Tegra K1 processor was previewed in Google’s new Android L and Project Tango tablets and was one of the first processors to support Android TV. We expanded our SHIELD family of gaming devices with the launch of the SHIELD tablet, along with the SHIELD wireless controller. BMW shipped new models, including the i8 and i3, with infotainment systems powered by NVIDIA, and Volkswagen announced that in addition to the Golf, Tegra will be included in the Passat later this year in Europe.

During the first quarter of fiscal year 2015, we launched Jetson TK1, a development platform aimed at automotive, robotics, defense and embedded applications.

Capital Return to Shareholders

During the first half of fiscal year 2015, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank that was completed in July 2014. Under the terms of this ASR, we paid $500.0 million to purchase shares of our common stock and received an aggregate of 27.4 million shares under this repurchase agreement of which 20.6 million shares were delivered in the first quarter and 6.8 million shares were delivered in the second quarter of fiscal year 2015. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding the ASR. Additionally, we paid $94.2 million in cash dividends during the first half of fiscal year 2015. As such, in the aggregate for the first half of fiscal year 2015, we returned a total of $594.2 million of our intended capital return of $1.00 billion to shareholders during fiscal year 2015. Subsequently, in August 2014, we entered into an additional ASR to purchase $310.0 million in shares of our common stock.
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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes patent licensing revenue and the expenses include corporate infrastructure and support costs, stock-based compensation costs, amortization of acquisition-related intangible assets, other acquisition-related costs, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Our CODM does not review any information regarding total assets on a reporting segment basis. We do not have intersegment revenue. The accounting policies for segment reporting are the same as for the Company as a whole. Please refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.9	44.2	44.5	44.9
Gross profit	56.1	55.8	55.5	55.1
Operating expenses:
Research and development	30.6	33.9	30.4	34.1
Sales, general and administrative	10.8	11.1	10.8	11.2
Total operating expenses	41.4	45.0	41.2	45.3
Operating income	14.7	10.8	14.3	9.8
Interest income	0.6	0.4	0.6	0.5
Interest expense	1.0	0.1	1.0	0.1
Other income (expense), net	(0.3)	0.3	0.6	0.2
Income before income tax expense	14.0	11.4	14.5	10.4
Income tax expense	2.4	1.6	2.4	1.3
Net income	11.6%	9.8%	12.1%	9.1%

Three and six months ended July 27, 2014 and July 28, 2013

Revenue

	Three Months Ended				Six Months Ended
	July 27, 2014	July 28, 2013	$ Change	% Change	July 27, 2014	July 28, 2013	$ Change	% Change
	(In thousands)				(In thousands)
GPU	$878.0	$858.6	$19.4	2%	$1,775.3	$1,644.2	$131.1	8%
Tegra Processor	158.8	52.6	106.2	202%	298.3	155.8	142.5	91%
All Other	66.0	66.0	—	—%	132.0	132.0	—	—%
Total	$1,102.8	$977.2	$125.6	13%	$2,205.6	$1,932.0	$273.6	14%

Revenue for the second quarter of fiscal year 2015 increased 13% when compared the second quarter of fiscal year 2014. Revenue for the first half of fiscal year 2015 increased 14% when compared to the first half of fiscal year 2014. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased by 2% in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. This increase was due primarily to higher revenue from Tesla and GRID products for data center and high performance computing, driven by large project wins and VDI deployments. Quadro revenue also increased, with growth in Kepler-based products for mobile workstations. Revenue from GeForce desktop and notebook GPU products for gaming grew, reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

GPU business revenue increased by 8% in the first half of fiscal year 2015 compared to the first half of fiscal year 2014. This increase was due primarily to increased revenue from sales of GeForce GPU products for gaming, reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year. Tesla and GRID product revenues both increased, driven by large project wins and VDI deployments, and Quadro revenue increased due primarily to increased sales of our Kepler-based Quadro products.

Tegra Processor Business. Tegra Processor business revenue increased by 202% in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014, and by 91% in the first half of fiscal year 2015 compared to the first half of fiscal year 2014. These increases were driven by sales of Tegra products serving smartphones, tablets and automobile infotainment systems.

All Other. We recognized $66.0 million and $132.0 million in revenue from the patent cross licensing arrangement with Intel during the second quarter of fiscal years 2015 and 2014, and the first half of fiscal years 2015 and 2014, respectively.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 74% of total revenue for the second quarter and 75% of total revenue for the first half of fiscal year 2015. Revenue from sales to customers outside of the United States and Other Americas accounted for 75% of total revenue for both the second quarter and the first half of fiscal year 2014. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was 21% of our total revenue from two customers for the second quarter of fiscal year 2015 and 10% of total revenue from one customer for the first half of fiscal year 2015. Revenue from significant customers was 23% and 22% of our total revenue from two customers for the second quarter and first half of fiscal year 2014, respectively.

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

Our overall gross margin was 56.1% and 55.8% for the second quarter of fiscal years 2015 and 2014, respectively, and 55.5% and 55.1% for the first half of fiscal years 2015 and 2014, respectively.

Charges to cost of sales for inventory provisions totaled $12.7 million and $10.5 million for the second quarter of fiscal years 2015 and 2014, respectively, unfavorably impacting our gross margin by 1.1% for both periods. Sales of inventory that was previously written-off or written-down totaled $8.8 million and $13.8 million for the second quarter of fiscal years 2015 and 2014, respectively, favorably impacting our gross margin by 0.8% and 1.4%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.3% unfavorable impact for the second quarter of fiscal year 2015 and a 0.3% favorable impact for the second quarter of fiscal year 2014.

Charges to cost of sales for inventory provisions totaled $22.9 million and $24.1 million for the first half of fiscal years 2015 and 2014, respectively, unfavorably impacting our gross margin by 1.0% and 1.2%, respectively. Sales of inventory that was previously written-off or written-down totaled $13.8 million and $30.9 million for the first half of fiscal years 2015 and 2014, respectively, favorably impacting our gross margin by 0.6% and 1.6%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.4% unfavorable impact for the first half of fiscal year 2015 and a 0.4% favorable impact for the first half of fiscal year 2014.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the second quarter and first half of fiscal year 2015 compared to the second quarter and first half of fiscal year 2014. GPU margins increased primarily due to an increase in unit volume of our high-end GeForce GPU products, which contributed to a richer overall mix of product sales. Additionally, the volume increase of Kepler-based Quadro, Tesla and GRID products also contributed to a richer mix of GPU sales.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the second quarter and first half of fiscal year 2015 compared to the second quarter and first half of fiscal year 2014. Tegra Processor margins decreased across most product categories and were also negatively impacted by the decline in license and royalty revenue associated with game consoles compared to the prior year.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 27, 2014	July 28, 2013	$ Change	% Change	July 27, 2014	July 28, 2013	$ Change	% Change
	(In millions)				($ in millions)
Research and development expenses	$337.1	$331.7	$5.4	2%	$671.4	$658.9	$12.5	2%
Sales, general and administrative expenses	118.7	108.3	10.4	10%	237.3	216.9	20.4	9%
Total operating expenses	$455.8	$440.0	$15.8	4%	$908.7	$875.8	$32.9	4%
Research and development as a percentage of net revenue	31%	34%			30%	34%
Sales, general and administrative as a percentage of net revenue	11%	11%			11%	11%

Research and Development

Research and development expenses increased by 2% during the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. This increase was primarily due to a $10.4 million increase resulting from employee additions, employee compensation increases and related costs. That increase was partially offset by a $4.9 million decrease in engineering development expenses.

Research and development expenses increased by 2% during the first half of fiscal year 2015 compared to the first half of fiscal year 2014. This increase was primarily due to a $24.3 million increase resulting from employee additions, employee compensation increases and related costs due to the growth in hiring of engineering talent. That increase was partially offset by a $11.5 million decrease in engineering development expenses during the first half of fiscal year 2015.

Sales, General and Administrative

Sales, general and administrative expenses increased by 10% during the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. This increase was primarily due to a $12.7 million increase resulting from employee additions, employee compensation increases and related costs, offset by a $2.3 million decrease in outside professional fees.

Sales, general and administrative expenses increased by 9% during the first half of fiscal year 2015 compared to the first half of fiscal year 2014. This increase was primarily due to a $24.6 million increase resulting from employee additions, employee compensation increases and related costs. Facilities costs increased $7.4 million, as we expanded our offices internationally and leased an office building within the boundaries of our main Santa Clara campus. These increases were partially offset by a $9.7 million decrease in outside professional fees as well as more favorable international taxes and government subsidies.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in December 2013.

Interest income increased by $3.0 million and $3.6 million during the second quarter and first half of fiscal years 2015 and 2014, respectively. The increase was primarily due to higher average cash balances as we invested the proceeds from the convertible notes we issued in December 2013 in interest bearing securities.

Interest expense increased by $10.7 million and $21.3 million during the second quarter and first half of fiscal years 2015 and 2014, respectively. The increase was primarily due to coupon interest and debt discount amortization related to the convertible notes we issued in December 2013.

Other Income (Expense), net

Other income (expense), net consists primarily of realized gains and losses from the sale of marketable securities, sales of investments in non-affiliated companies, and the impact of changes in foreign currency rates.

Other income decreased by $4.0 million during the second quarter of fiscal year 2015 compared to the same period in the prior fiscal year. This decrease was due to lower realized gains from the sale of marketable securities and lower foreign currency translation gains. Other income increased by $12.9 million during the first half of fiscal year 2015 compared to the same period in the prior fiscal year due to a gain from the sale of a non-affiliated investment, offset by lower foreign currency translation gains.

Other expense increased by $3.1 million and $3.4 million during the second quarter and first half of fiscal years 2015 and 2014, respectively. This increase was due to the recognition of a $2.5 million impairment loss in a non-affiliated investment during the second quarter of fiscal year 2015. Additionally, losses from realized foreign exchange translations were greater in the first half of fiscal year 2015.

Income Taxes

We recognized income tax expense of $26.6 million and $53.4 million for the second quarter and first half of fiscal year 2015, respectively, and $15.4 million and $25.5 million for the second quarter and first half of fiscal year 2014, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 17.2% and 16.8% for the second quarter and first half of fiscal year 2015, respectively, and 13.8% and 12.8% for the second quarter and first half of fiscal year 2014, respectively.

The increase in our effective tax rate in fiscal year 2015 as compared to the same period in the prior fiscal year was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2013 which resulted in no tax benefit in the first half of fiscal year 2015.

Our effective tax rate on income before tax for the first half of fiscal year 2015 of 16.8% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our effective tax rate for the first half of fiscal year 2015 of 16.8% differs from our annual projected effective tax rate as of the first half of fiscal year 2015 of 19.1% due to favorable discrete events that occurred in the first half of fiscal year 2015 primarily attributable to the tax benefit recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.
Our effective tax rate on income before tax for the first half of fiscal year 2014 of 12.8% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	As of July 27, 2014	As of January 26, 2014
	(In millions)
Cash and cash equivalents	$515.1	$1,151.6
Marketable securities	3,871.0	3,520.2
Cash, cash equivalents, and marketable securities	$4,386.1	$4,671.8

As of July 27, 2014, we had $4.39 billion in cash, cash equivalents and marketable securities, a decrease of $285.8 million from $4.67 billion as of January 26, 2014. This decrease was primarily due to the accelerated share repurchase transaction of $500.0 million that we entered into in February 2014 and $94.2 million in dividends, partially offset by cash generated from operations. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions that are required to follow our investment policy, which requires the purchase of high grade investment securities and the diversification of asset type and includes certain limits on our portfolio duration.

	Six Months Ended
	July 27,	July 28,
	2014	2013
	(In millions)
Net cash provided by operating activities	$247.3	$272.1
Net cash provided by (used in) investing activities	$(393.3)	$481.0
Net cash used in financing activities	$(490.5)	$(894.6)

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

Cash provided by operating activities decreased in the first half of fiscal year 2015, compared to the first half of fiscal year 2014. The decrease was primarily due to higher accounts receivable as a result of higher revenue and lower payables outstanding, partially offset by higher net income resulting from improved gross profit and contained operating expenses.

Investing activities

Investing activities consist primarily of purchases, sales and maturities of marketable securities, acquisitions of businesses and purchases of property and equipment, including leasehold improvements for our facilities, and intangible assets.

Investing activities used cash of $393.3 million and provided cash of $481.0 million during the first half of fiscal years 2015 and 2014, respectively. The shift to net cash used in investing activities from cash provided by investing activities was primarily due to higher purchases of marketable securities and fewer sales of marketable securities as we reinvested the proceeds received from the convertible note offering that was completed during December 2013. Offsetting this was a $99.1 million decrease in capital expenditures for the first half of fiscal year 2015, when compared to the first half of fiscal year 2014. The primary reason for net cash provided in the first half of fiscal year 2014 was the result of liquidation of a portion of our investment portfolio to fund the accelerated share repurchase transaction of $750.0 million that was entered into on May 2013.

Financing activities

Financing activities consist primarily of borrowing activities, such as convertible debt issuances or capital leases, and equity-related activities such as proceeds from the issuance of common stock under employee stock plans, or stock repurchases and dividend payments.

Cash used in financing activities decreased in the first half of fiscal year 2015, compared to the first half of fiscal year 2014.  This was primarily due an accelerated share repurchase transaction of $500.0 million entered into in February 2014 when compared to $750.0 million in May 2013, partially offset by an increase in proceeds from common stock issued under employee stock plans.

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
As of July 27, 2014 and January 26, 2014, we had $4.39 billion and $4.67 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 27, 2014, we were in compliance with our investment policy.  As of July 27, 2014, our investments in government agencies and government-sponsored enterprises represented 38% of our total investment portfolio, while the financial sector accounted for 33% of our total investment portfolio. All of our investments are with A/A3 or better rated securities.
We performed an impairment review of our investment portfolio as of July 27, 2014. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the second quarter of fiscal year 2015.
Net realized gains for the second quarter and the first half of fiscal year 2015 were insignificant. Net realized gains for the second quarter and the first half of fiscal year 2014 were $1.6 million and $1.7 million, respectively. As of July 27, 2014, we had a net unrealized gain of $4.5 million, which was comprised of gross unrealized gains of $7.8 million, offset by gross unrealized losses of $3.4 million. As of January 26, 2014, we had a net unrealized gain of $4.8 million, which was comprised of gross unrealized gains of $7.2 million, offset by $2.4 million of gross unrealized losses.
Our accounts receivable are highly concentrated. Two customers accounted for 31% of our accounts receivable balance at July 27, 2014. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure.
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

Dividend payments and any stock repurchases must be made from cash held in the United States.  In the second quarter and first half of fiscal year 2015, we made total cash dividend payments of $47.4 million and $94.2 million, respectively and repurchased $500.0 million of our common stock, utilizing a significant amount of our U.S. cash balance previously taxed as of the end of the second quarter of fiscal year 2015.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase up to $3.70 billion of our common stock through January 2016. As of July 27, 2014, we had repurchased $2.95 billion of that amount, leaving up to $748.4 million available under this authorization through January 2016. We have announced our intention to return $1.0 billion to shareholders in fiscal year 2015 in the form of share repurchases and dividends. As part of our stock repurchase program, during February 2014 we entered into an accelerated share repurchase agreement to purchase $500.0 million in shares of our common stock, which we have completed. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements or further disclosure regarding the accelerated share repurchase agreement. Subsequently, in August 2014, we entered into an additional ASR to purchase $310.0 million in shares of our common stock.
Cash Dividend Program
During the first half of fiscal year 2015, we paid $94.2 million in dividends to our common stockholders. This dividend was equivalent to $0.085 per share on a quarterly basis, or $0.34 per share on an annual basis. We also declared that we would pay our next quarterly cash dividend of $0.085 per share on September 12, 2014, to all stockholders of record on August 21, 2014.

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

Contractual Obligations

As of July 27, 2014, we had outstanding inventory purchase obligations totaling $486.3 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of July 27, 2014, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of July 27, 2014 and January 26, 2014, we had $4.39 billion and $4.67 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds, asset-backed securities and debt securities of corporations, municipalities and the United States government and its agencies. As of July 27, 2014, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of July 27, 2014, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of $27 million - $28 million

Other income (expense), net could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of July 27, 2014, our investments in government agencies and government-sponsored enterprises represented 38% of our total investment portfolio, while the financial sector accounted for 33% of our total investment portfolio. Substantially all of our investments are with A/A3 or better rated securities. If the fair value of our investments in these sectors was to decline by 2% - 5%, the fair values of these investments would decline by $58 million- $145 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency re-measurement are included in “Other income (expense), net” in our Condensed Consolidated Financial Statements and to date have not been significant.  The impact of foreign currency transaction gain or loss included in determining net income for the second quarter of fiscal years 2015 and 2014 was a $0.5 million loss and a $2.6 million gain, respectively. During the first half of fiscal years 2015 and 2014, the aggregate foreign currency exchange gain included in determining net income was $0.3 million and $4.4 million, respectively. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at July 27, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 27, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended July 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The market for our products is extremely competitive, and we expect competition to intensify as current competitors expand their product offerings, industry standards continue to evolve and others realize the market potential of mobile, cloud, and consumer products and services.
We expect competition to increase from both existing competitors and new market entrants with products that may be less costly than ours, or may provide better performance or additional features not provided by our products. In addition, it is possible that new competitors or alliances among competitors could emerge and acquire significant market share. Furthermore, competitors with greater financial flexibility may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. In order to effectively compete we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. In order to remain competitive and meet the demands of the markets we serve, we expect to devote a substantial portion of our resources to research and development. Our ability to compete will depend on, among other factors, our ability to:

•	continue to keep pace with technological developments;

•	develop and introduce new products, services, technologies and enhancements on a timely basis;

•	transition our semiconductor architecture to increasingly smaller line width geometries;

•	obtain sufficient foundry capacity and packaging materials; and

•	succeed in significant foreign markets, such as China and India.
If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer. If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. We expect substantial competition from both Intel and AMD's strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by Intel's CPUs with integrated graphics and AMD's APU product. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted. Despite the use of these integrated CPUs, personal computer, or PC, builders and consumers have continued to embrace discrete GPUs to provide higher performance. If integrated CPUs offer a more compelling value proposition in the future, PC builders and consumers may move away from the use of discrete GPUs, which could adversely affect our business and cause our financial results to decline.

We have implemented a business strategy to license our GPU cores and visual computing patent portfolio to device manufacturers. Although we have engaged in licensing in the past, we are now engaging a broader market with new and existing competitors who may be able to adapt more quickly to customer requirements and emerging technologies. We cannot be assured of the extent of the demand for licenses to our GPU cores or other elements of our visual computing patent portfolio, or that we will be able to compete successfully against current or new competitors who may have stronger positions in these new markets. If we are unable to enter into new licensing agreements or renew our existing agreements, and these agreements are not offset by other growth in income, our financial results may be adversely affected.
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
Our ability to achieve design wins also depends in part on our ability to identify and be compliant with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers.  If our products are not in compliance with prevailing industry standards, our customers may not incorporate our products into their design strategies.  However, to be compliant with changes to industry standards, we may have to invest significant time and resources to redesign our products which could negatively impact our gross margin or operating results. If we are unable to achieve new design wins for existing or new customers, we may lose market share and our operating results would be negatively impacted.

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
We receive a significant amount of our revenue from a limited number of customers. Revenue from significant customers, those representing 10% or more of total revenue, was 21% of our total revenue from two customers for the second quarter of fiscal year 2015 and 10% of total revenue from one customer for the first half of fiscal year 2015. Revenue from significant customers was 23% and 22% of our total revenue from two customers for the second quarter and first half of fiscal year 2014, respectively. Two customers accounted for 31% of our accounts receivable balance as of July 27, 2014, and one customer accounted for 23% of our accounts receivable balance as of January 26, 2014. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and obtain credit insurance over the purchasing credit extended to certain customers. In the future, we may have to record additional provisions or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and as a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.
The percentage of revenue we receive from our largest customers has fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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
Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 41.4% and 41.2% of our total revenue for the second quarter and first half of fiscal year 2015, respectively, and 45.0% and 45.3% of our total revenue for the second quarter and first half of fiscal year 2014, respectively. It is also difficult to accurately forecast revenue and we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter.  Our research and development expenses are primarily related to multi-year investments ahead of the revenue received from the products which are produced. Further, some of our operating expenses, like multi-year development costs and stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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

We may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current businesses or enter into a new business market. Negotiations associated with an acquisition or strategic investment could divert management's attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	difficulty in operating in a new or multiple new locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	difficulty integrating the target's accounting, management information, human resources and other administrative systems;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	incurring impairment charges related to goodwill and other purchased intangible assets acquired in connection with acquisitions or investments;

•	purchase accounting adjustments, including the write-down of deferred revenue and restructuring charges;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions or investments; and

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
Security breaches, computer malware and computer hacking attacks have become more prevalent and sophisticated in our industry, have occurred on our systems in the past and may occur on our systems in the future. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Data security breaches may also result from non-technical means, for example, actions by an employee. The costs to us to eliminate or alleviate malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, or employee theft or misuse could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. For example, in July 2012, unauthorized third parties gained access to certain user information on our online forums. We have strengthened security in an effort to minimize future attacks. However, hackers may continue to target our security controls in the future, and we cannot guarantee that our security measures will be able to prevent future breaches of our website and/or attacks on our products.
Portions of our IT infrastructure, including business management and communication software products provided by third parties, also may experience interruptions of service or produce errors in connection with systemic failures, systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

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
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and other Americas. We generated 74% and 75% of our revenue for the second quarter and first half of fiscal year 2015, respectively, and 75% of our revenue for both the second quarter and first half of fiscal year 2014 from sales to customers outside the United States and other Americas. The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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
Our cash equivalent and marketable securities portfolio as of July 27, 2014 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of July 27, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We record compensation expense for stock options, restricted stock units, performance stock units and our employee stock purchase plan using the fair value of those awards in accordance with U.S. GAAP. Stock-based compensation expense was $38.4 million and $73.9 million for the second quarter and first half of fiscal year 2015, respectively, and $32.4 million and $65.8 million for the second quarter and first half of fiscal year 2014, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
To the extent that expensing employee equity compensation makes it more expensive to grant stock options, restricted stock units and performance stock units or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that may be more severe than any actions our competitors may implement and may make it difficult to attract retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.
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
The SEC has adopted annual disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Furthermore, we may incur additional costs associated with complying with these disclosure requirements, including costs related to determining the source of any “conflict” minerals in our products. Also, because our supply chain is complex, we may be unable to sufficiently verify the origins for all metals used in our products, resulting in reputational challenges with our customers and stockholders. Some customers may require that all of our products are certified to be conflict-free; if we cannot satisfy these customers, they may choose a competitor's products. Additionally, we are dependent upon the information provided by our many suppliers. To the extent that the information we receive from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not fulfill the SEC’s diligence requirements, we could also face SEC enforcement risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Our Board of Directors has authorized us to repurchase up to $3.70 billion of our common stock through January 2016. Through July 27, 2014, we have repurchased an aggregate of 188.7 million shares under our stock repurchase program for a total cost of $2.95 billion.  As of July 27, 2014, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $748.4 million.
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
The following table presents details of our share repurchase transactions during the three months ended July 27, 2014 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 28, 2014 - May 25, 2014	—	—	—	$748.4
May 26, 2014 - June 22, 2014	—	—	—	$748.4
June 23, 2014 - July 27, 2014	6.8	—	6.8	$748.4
Total	6.8		6.8
(1) During February 2014, we entered into an accelerated share repurchase, or an ASR, agreement with Goldman, Sachs & Co., such that we paid $500.0 million to purchase shares of our common stock and received an initial 20.6 million shares in February 2014 and an additional 6.8 million shares at the time of settlement of the ASR in July 2014, without any further cash payment. The price ultimately paid per share under the ASR was $18.23. However, because the shares delivered to us in the second quarter of fiscal year 2015 occurred without further cash payment, the average price paid per share in the table above is nil. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the accelerated share repurchase program.
Subsequently, as part of the repurchase program, we entered into another ASR with an investment bank during August 2014 under which we paid $310.0 million to purchase shares of our common stock.  In August 2014, the investment bank delivered 10.9 million shares to us. We expect to receive additional shares at the time of settlement of the ASR in the fourth quarter of fiscal year 2015. The price we will ultimately pay per share will be no more than the volume-weighted average price of our common stock over the period of the ASR.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During first half of fiscal year 2015, we withheld 1.1 million shares at a total cost of $20.8 million through net share settlements. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*	Amended and Restated 2007 Equity Incentive Plan
10.2*	Amended and Restated 2012 Employee Stock Purchase Plan
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 20, 2014

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*	Amended and Restated 2007 Equity Incentive Plan
10.2*	Amended and Restated 2012 Employee Stock Purchase Plan
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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