Form 10-Q
period 2014-10-26
NVIDIA CORP
filed 2014-11-19
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2014
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of November 14, 2014, was 543,536,901.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 26, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013

Revenue	$1,225,382	$1,053,967	$3,430,993	$2,985,944
Cost of revenue	548,684	469,552	1,531,119	1,337,423
Gross profit	676,698	584,415	1,899,874	1,648,521
Operating expenses
Research and development	340,085	340,294	1,011,472	999,193
Sales, general and administrative	123,298	103,133	360,549	320,025
Total operating expenses	463,383	443,427	1,372,021	1,319,218
Income from operations	213,315	140,988	527,853	329,303
Interest income	7,422	4,022	19,961	12,963
Interest expense	11,542	819	34,539	2,508
Other income (expense), net	(125)	(2,707)	13,702	1,608
Income before income tax expense	209,070	141,484	526,977	341,366
Income tax expense	36,103	22,750	89,518	48,293
Net income	$172,967	$118,734	$437,459	$293,073

Net income per share:
Basic	$0.32	$0.20	$0.79	$0.49
Diluted	$0.31	$0.20	$0.77	$0.49

Weighted average shares used in per share computation:
Basic	547,789	580,870	555,035	594,363
Diluted	558,201	588,752	565,653	600,108

Cash dividends declared and paid per common share	$0.085	$0.075	$0.255	$0.225

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013

Net income	$172,967	$118,734	$437,459	$293,073
Other comprehensive income (loss), net of tax:
Net change in net unrealized gains (losses) on available-for-sale securities, net of tax expense of ($502) and ($852) for the three and nine months ended October 26, 2014, respectively, and ($126) and ($47) for the three and nine months ended October 27, 2013, respectively	5,283	8	5,036	(2,978)
Reclassification adjustments for net realized gains (losses) on available-for-sale securities included in net income, net of tax benefit (expense) of ($54) and $82 for the three and nine months ended October 26, 2014, respectively, and $24 and $615 for the three and nine months ended October 27, 2013, respectively	100	(43)	(152)	(1,141)
Other comprehensive income (loss)	5,383	(35)	4,884	(4,119)
Total comprehensive income	$178,350	$118,699	$442,343	$288,954

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 26,	January 26,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$394,683	$1,151,587
Marketable securities	3,846,114	3,520,223
Accounts receivable, net	563,400	426,357
Inventories	408,081	387,765
Prepaid expenses and other current assets	67,333	70,285
Deferred income taxes	61,498	68,494
Total current assets	5,341,109	5,624,711
Property and equipment, net	566,601	582,740
Goodwill	643,179	643,179
Intangible assets, net	241,301	296,012
Other assets	93,679	104,252
Total assets	$6,885,869	$7,250,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328,097	$324,391
Accrued liabilities and other current liabilities	605,810	621,105
Total current liabilities	933,907	945,496

Long-term debt	1,377,259	1,356,375
Other long-term liabilities	355,133	475,125
Capital lease obligations, long-term	14,977	17,500
Commitments and contingencies - see Note 12	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	752	732
Additional paid-in capital	3,783,099	3,483,342
Treasury stock, at cost	(3,390,985)	(2,537,295)
Accumulated other comprehensive income	9,761	4,877
Retained earnings	3,801,966	3,504,742
Total stockholders' equity	4,204,593	4,456,398
Total liabilities and stockholders' equity	$6,885,869	$7,250,894

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	October 26,	October 27,
	2014	2013
Cash flows from operating activities:
Net income	$437,459	$293,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,170	184,310
Stock-based compensation expense	115,371	100,091
Amortization of debt discount	20,884	—
Net gain on sale and disposal of long-lived assets and investments	(17,654)	(258)
Deferred income taxes	62,081	7,914
Tax benefits from stock-based compensation	(11,744)	(23,743)
Others	19,343	11,569
Changes in operating assets and liabilities:
Accounts receivable	(138,729)	7,806
Inventories	(19,875)	32,178
Prepaid expenses and other assets	5,024	2,898
Accounts payable	9,827	(38,376)
Accrued liabilities and other current liabilities	(23,356)	34,296
Other long-term liabilities	(161,874)	(177,324)
Net cash provided by operating activities	462,927	434,434
Cash flows from investing activities:
Purchases of marketable securities	(2,126,079)	(1,420,471)
Proceeds from sale of marketable securities	1,100,014	1,475,403
Proceeds from maturities of marketable securities	688,168	447,134
Proceeds from sale of long-lived assets and investments	20,862	—
Purchases of property and equipment and intangible assets	(91,336)	(188,812)
Acquisition of business	—	(17,145)
Other	(500)	(2,450)
Net cash provided by (used in) investing activities	(408,871)	293,659
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	129,691	64,749
Payments under capital lease obligations	(2,160)	(1,780)
Tax benefits from stock-based compensation	11,744	23,743
Payments for repurchases of common stock	(810,000)	(850,000)
Dividends paid	(140,235)	(133,007)
Other	—	(2,500)
Net cash used in financing activities	(810,960)	(898,795)
Change in cash and cash equivalents	(756,904)	(170,702)
Cash and cash equivalents at beginning of period	1,151,587	732,786
Cash and cash equivalents at end of period	$394,683	$562,084

Other non-cash activity:
Assets acquired by assuming related liabilities	$14,498	$28,963

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

Significant Accounting Policies

For a description of significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014. There have been no material changes to our significant accounting policies since the filing of the Annual Report on Form 10-K.

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal year 2015 and fiscal year 2014 are both 52-week years. The third quarters of fiscal years 2015 and 2014 are both 13-week quarters.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New and Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to our responsibility to evaluate whether there is substantial doubt about our ability to continue ongoing business operations and to provide relevant footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.
In June 2014, the FASB issued new guidance related to stock-based compensation. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period is rendered, be treated as a performance condition. The new guidance is effective for interim periods within and those fiscal years, beginning after December 15, 2015. We currently do not have awards with a performance target where the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. Therefore, we believe, the adoption of this new accounting guidance will not have an impact on our consolidated financial statements.
In May 2014, the FASB issued a new accounting standard update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We will adopt this guidance either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements and have not yet determined which transition method we will apply.
Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units, or PSUs, and our employee stock purchase plan, or ESPP.
We estimate the fair value of employee stock options on the date of grant using a binomial model and recognize the expense using a straight-line attribution method over the requisite employee service period. We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of RSUs and PSUs. The compensation expense for the RSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model. We estimate the fair value of shares to be issued under our ESPP using the Black-Scholes model at the commencement of an offering period in March and September of each year.  Stock-based compensation for our employee stock purchase plan is expensed using an accelerated amortization model.
Our condensed consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
	(In thousands)
Cost of revenue	$3,021	$3,090	$8,596	$7,911
Research and development	22,680	20,902	64,636	61,392
Sales, general and administrative	15,734	10,307	42,139	30,788
Total	$41,435	$34,299	$115,371	$100,091

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity
The following summarizes the stock option, RSU and PSU activity under our equity incentive plans:

	Options Outstanding	Weighted Average Exercise Price
Stock Options	(In thousands)	(Per share)
Balances, January 26, 2014	32,504	$14.22
Granted	86	$18.66
Exercised	(7,945)	$12.59
Cancelled	(1,361)	$19.49
Balances, October 26, 2014	23,284	$14.48

	RSUs and PSUs Outstanding	Weighted Average Grant-Date Fair Value
RSUs and PSUs	(In thousands)	(Per share)
Balances, January 26, 2014	18,852	$13.82
Granted (1)	12,506	$17.63
Vested	(7,138)	$13.75
Cancelled	(1,089)	$14.21
Balances, October 26, 2014	23,131	$15.88
(1) Includes the total number of PSUs issuable if the maximum corporate financial performance target level for fiscal year 2015 is achieved. Depending on the actual level of achievement of the corporate performance goal at the end of fiscal year 2015, the range of PSUs issued could be from 1.3 million to 2.5 million shares. The PSUs were granted during the first quarter of fiscal year 2015 to our CEO and senior management as approved by our Compensation Committee.
Of the total grant-date fair value, we estimated the stock-based compensation expense related to the stock options, RSUs and PSUs that were not expected to vest was $35.2 million for the nine months ended October 26, 2014. As of October 26, 2014 and January 26, 2014, the aggregate amount of unearned stock-based compensation expense related to our stock options, RSUs and PSUs was $322.6 million and $241.3 million, respectively, adjusted for estimated forfeitures.  As of October 26, 2014 and January 26, 2014, we expected to recognize the unearned stock-based compensation expense related to stock options over an estimated weighted average amortization period of 2.0 years and 2.5 years, respectively. As of October 26, 2014 and January 26, 2014, we expected to recognize the unearned stock-based compensation expense related to RSUs and PSUs over an estimated weighted average amortization period of 3.0 years and 2.7 years, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$172,967	$118,734	$437,459	$293,073
Denominator:
Denominator for basic net income per share, weighted average shares	547,789	580,870	555,035	594,363
Effect of dilutive securities:
Equity awards outstanding	10,412	7,882	10,618	5,745
Denominator for diluted net income per share, weighted average shares	558,201	588,752	565,653	600,108
Net income per share:
Basic net income per share	$0.32	$0.20	$0.79	$0.49
Diluted net income per share	$0.31	$0.20	$0.77	$0.49
Potentially dilutive securities excluded from diluted net income per share because their effect would have been anti-dilutive	11,324	21,870	16,155	27,351
The denominator for diluted net income per share for the three and nine months ended October 26, 2014 did not include any effect from the 1.00% Convertible Senior Notes due 2018, or the Notes. The calculation of the dilution impact is based on the treasury stock method in accordance with Accounting Standards Codification, or ASC 260, Earnings per Share. Commencing after the fiscal quarter ended on April 27, 2014, the Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $20.16 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants that were issued simultaneously with the Notes unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $27.14 per share. Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Notes.
The denominator for diluted net income per share for the three and nine months ended October 26, 2014 also did not include any effect from the note hedges that were issued simultaneously with the Notes. In future periods, the denominator for diluted net income per share will exclude any effect of the note hedges, unless in the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to us under the note hedges are designed to neutralize the dilutive effect of the shares that we would issue under the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $36.1 million and $89.5 million for the three and nine months ended October 26, 2014, respectively, and $22.8 million and $48.3 million for the three and nine months ended October 27, 2013, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 17.3% and 17.0% for the three and nine months ended October 26, 2014, respectively, and 16.1% and 14.2% for the three and nine months ended October 27, 2013, respectively.
The increase in our effective tax rate in fiscal year 2015 as compared to the same period in the prior fiscal year was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2013 which resulted in no tax benefit in the nine months ended October 26, 2014.
Our effective tax rate on income before tax for the first nine months of fiscal year 2015 of 17.0% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our effective tax rate for the first nine months of fiscal year 2015 of 17.0% differs from our annual projected effective tax rate for the first nine months of fiscal year 2015 of 18.5% due to discrete events that occurred in the first nine months of fiscal year 2015 primarily attributable to the tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.
Our effective tax rate on income before tax for the first nine months of fiscal year 2014 of 14.2% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit.
For the nine months ended October 26, 2014, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 26, 2014, other than the recognition of tax benefits upon the expiration of statute of limitation in certain non-U.S. jurisdictions in the nine months ended October 26, 2014.
While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 26, 2014, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax, and net realized gains and losses recorded in other income, net, on the Condensed Consolidated Statements of Income.

We performed an impairment review of our investment portfolio as of October 26, 2014. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of October 26, 2014.

The following is a summary of cash equivalents and marketable securities at October 26, 2014 and January 26, 2014:

	October 26, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$1,954,162	$3,418	$(520)	$1,957,060
Debt securities of United States government agencies	585,391	787	(53)	586,125
Debt securities issued by United States Treasury	575,188	2,891	(66)	578,013
Asset-backed securities	437,791	159	(199)	437,751
Mortgage-backed securities issued by United States government-sponsored enterprises	273,812	4,590	(718)	277,684
Foreign government bonds	85,259	135	(16)	85,378
Money market funds	72,881	—	—	72,881
Total	$3,984,484	$11,980	$(1,572)	$3,994,892
Classified as:
Cash equivalents				$148,778
Marketable securities				3,846,114
Total				$3,994,892

	January 26, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$1,762,833	$1,837	$(945)	$1,763,725
Debt securities of United States government agencies	1,012,740	848	(261)	1,013,327
Debt securities issued by United States Treasury	495,889	621	(57)	496,453
Money market funds	307,865	—	—	307,865
Asset-backed securities	258,017	15	(315)	257,717
Mortgage-backed securities issued by United States government-sponsored enterprises	185,594	3,837	(725)	188,706
Foreign government bonds	64,955	20	(120)	64,855
Total	$4,087,893	$7,178	$(2,423)	$4,092,648
Classified as:
Cash equivalents				$572,425
Marketable securities				3,520,223
Total				$4,092,648

The following table provides the breakdown of the investments with unrealized losses at October 26, 2014:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$698,851	$(83)	$1,258,209	$(437)	$1,957,060	$(520)
Debt securities of United States government agencies	278,703	(8)	307,422	(45)	586,125	(53)
Debt securities issued by United States Treasury	71,564	(66)	506,449	—	578,013	(66)
Asset-backed securities	224,100	(27)	213,651	(173)	437,751	(200)
Mortgage-backed securities issued by United States government-sponsored enterprises	—	—	277,684	(717)	277,684	(717)
Foreign government bonds	33,606	—	51,772	(16)	85,378	(16)
Total	$1,306,824	$(184)	$2,615,187	$(1,388)	$3,922,011	$(1,572)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at October 26, 2014 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale at October 26, 2014 and January 26, 2014 and are shown below by contractual maturity.

	October 26, 2014		January 26, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than 1 year	$1,378,709	$1,379,705	$1,883,132	$1,883,753
Due in 1 - 5 years	2,490,537	2,497,644	2,114,289	2,117,387
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	115,238	117,543	90,472	91,508
Total	$3,984,484	$3,994,892	$4,087,893	$4,092,648

Net realized gains and losses for the three and nine months ended October 26, 2014, and for the three months ended October 27, 2013, were not significant. Net realized gains for the nine months ended October 27, 2013 were $1.8 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

Financial assets measured at fair value

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets.  Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets.  Our available-for-sale securities are classified as having Level 2 inputs.  Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian.  We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Levels 1 and 2 assets for the three and nine months ended October 26, 2014.

Financial assets measured at fair value are summarized below:

		Fair Value Measurement as of October 26, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	October 26, 2014	(Level 1)	(Level 2)
	(In thousands)
Corporate debt securities (1)	$1,957,060	$—	$1,957,060
Debt securities of United States government agencies (2)	586,125	—	586,125
Debt securities issued by United States Treasury (2)	578,013	—	578,013
Asset-backed securities (2)	437,751	—	437,751
Mortgage-backed securities issued by government-sponsored enterprises (2)	277,684	—	277,684
Foreign government bonds (2)	85,378	—	85,378
Money market funds (3)	72,881	72,881	—
Total cash equivalents and marketable securities	$3,994,892	$72,881	$3,922,011

(1)	Includes $75.9 million in cash equivalents and $1.88 billion in marketable securities on the Condensed Consolidated Balance Sheets.

(2)	Included in marketable securities on the Condensed Consolidated Balance Sheets.

(3)	Included in cash equivalents on the Condensed Consolidated Balance Sheets.
Financial liabilities measured at fair value

We issued $1.50 billion Convertible Senior Notes, or Notes, in December 2013. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The estimated fair value of the Notes was $1.70 billion and $1.53 billion as of October 26, 2014 and January 26, 2014, respectively. The estimated fair value of the Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the Notes.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	October 26, 2014			January 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Acquisition-related intangible assets	$189,239	$(129,073)	$60,166	$189,239	$(114,104)	$75,135
Patents and licensed technology	449,204	(268,069)	181,135	446,196	(225,319)	220,877
Total intangible assets	$638,443	$(397,142)	$241,301	$635,435	$(339,423)	$296,012

Amortization expense associated with intangible assets for the three and nine months ended October 26, 2014 was $19.3 million and $57.7 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended October 27, 2013 was $19.6 million and $55.6 million, respectively.  Future amortization expense related to the net carrying amount of intangible assets at October 26, 2014 is estimated to be $19.3 million for the remainder of fiscal year 2015, $71.9 million in fiscal year 2016, $63.8 million in fiscal year 2017, $49.1 million in fiscal year 2018, $20.5 million in fiscal year 2019 and a total of $16.7 million in fiscal year 2020 and beyond.

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 26,	January 26,
	2014	2014
Inventories:	(In thousands)
Raw materials	$128,588	$126,896
Work in-process	78,849	94,844
Finished goods	200,644	166,025
Total inventories	$408,081	$387,765

At October 26, 2014, we had outstanding inventory purchase obligations totaling $512.2 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 26,	January 26,
	2014	2014
Accrued Liabilities and Other Current Liabilities:	(In thousands)
Deferred revenue, short-term	$240,829	$265,616
Accrued customer programs (1)	154,185	157,840
Accrued payroll and related expenses	98,870	109,721
Accrued legal settlement (2)	30,600	30,600
Customer advances	17,806	9,297
Professional service fees	12,368	13,572
Warranty accrual (3)	7,222	7,571
Coupon interest on Notes	6,292	2,500
Taxes payable, short-term	5,512	2,378
Facilities related liabilities	15,781	5,216
Other	16,345	16,794
Total accrued liabilities and other current liabilities	$605,810	$621,105

(1) Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014, for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(2)  Please refer to Note 12 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the 3dfx litigation.
(3)  Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.

	October 26,	January 26,
	2014	2014
Other Long-Term Liabilities:	(In thousands)
Deferred income tax liability	$210,388	$157,953
Income taxes payable, long-term	122,854	119,977
Deferred revenue, long-term (1)	—	172,199
Asset retirement obligation	7,406	11,056
Other	14,485	13,940
Total other long-term liabilities	$355,133	$475,125

(1) Consists primarily of annual consideration received in advance of our performance obligation under our patent cross licensing agreement with Intel Corporation entered into in January 2011. The decrease in deferred revenue, long-term, is a result of revenue recognized during the nine months ended October 26, 2014.

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

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties.  Under limited circumstances, we may offer an extended limited warranty to customers for certain products.  Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three and nine months ended October 26, 2014 and October 27, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$8,202	$17,474	$7,571	$14,874
Additions	988	1,143	4,177	6,043
Deductions	(1,968)	(2,655)	(4,526)	(4,955)
Balance at end of period	$7,222	$15,962	$7,222	$15,962

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

Note 11 - Long-Term Debt
1.00 % Convertible Senior Notes Due 2018
On December 2, 2013, we issued $1.50 billion of 1.00% convertible senior notes due 2018, or the Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 49.60 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $20.16 per share of common stock), subject to adjustment as described in the indenture governing the Notes.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 26, 2014, none of the conditions allowing holders of the Notes to convert had been met. The determination of whether or not the Notes are convertible must be performed quarterly. If the Notes become convertible at the option of the holder, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in the mezzanine equity section on our Condensed Consolidated Balance Sheets.
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
The following table presents the carrying amounts of the liability and equity components:

	October 26,	January 26,
	2014	2014
	(In thousands)
Amount of the equity component	$125,725	$125,725

1.00% convertible senior notes due 2018	$1,500,000	$1,500,000
Unamortized debt discount (1)	(122,741)	(143,625)
Net carrying amount	$1,377,259	$1,356,375
(1) As of October 26, 2014, the unamortized debt discount will be amortized over a remaining period of 4.1 years.
The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
	(In thousands)
Contractual coupon interest expense	$3,750	$—	$11,250	$—
Amortization of debt discount	7,010	—	20,884	—
Amortization of debt issuance costs	49	—	146	—
Total interest expense related to Notes	$10,809	$—	$32,280	$—

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
In early November 2005, after several months of mediation, NVIDIA and the Official Committee of Unsecured Creditors, or the Creditors' Committee, agreed to a Plan of Liquidation of 3dfx, which included a conditional settlement of the Trustee's claims against us. This conditional settlement was subject to a confirmation process through a vote of creditors and the review and approval of the Bankruptcy Court. The conditional settlement called for a payment by NVIDIA of $30.6 million to the 3dfx estate. Under the settlement, $5.6 million related to various administrative expenses and Trustee fees, and $25.0 million related to the satisfaction of debts and liabilities owed to the general unsecured creditors of 3dfx. Accordingly, during the three month period ended October 30, 2005, we recorded $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx. The Trustee advised that he intended to object to the settlement. The conditional settlement never progressed substantially through the confirmation process, and because the Trustee's case remains pending on appeal, we have not reversed the $30.6 million accrual - $5.6 million as a charge to settlement costs and $25.0 million as additional purchase price for 3dfx - that we recorded during the three months ended October 30, 2005.
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
On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor, and on January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument on the appeal was held on October 8, 2014. On November 6, 2014, the Ninth Circuit affirmed the District Court’s decision upholding the ruling of the Bankruptcy Court. The Trustee has until November 20, 2014 to seek a rehearing.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act and seeking unspecified compensatory damages. We moved to dismiss the consolidated complaint and on October 19, 2010, Judge Seeborg granted our motion with leave to amend. On December 2, 2010, Plaintiffs filed a Second Consolidated Amended Complaint. We again moved to dismiss and on October 12, 2011, Judge Seeborg again granted our motion to dismiss, this time denying Plaintiffs leave to amend. On November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. Oral argument was held on January 14, 2014. On October 2, 2014, the Ninth Circuit issued an order affirming the dismissal. On October 16, 2014, Plaintiffs requested a rehearing or en banc review of the Ninth Circuit’s opinion affirming the dismissal. Plaintiffs’ request was denied on November 10, 2014. Plaintiffs have until February 9, 2015 to file a petition for writ of certiorari to the United States Supreme Court.

Patent Infringement Cases

On September 4, 2014, NVIDIA filed complaints against Qualcomm, Inc., or Qualcomm, and various Samsung entities with both the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for alleged infringement of seven patents relating to graphics processing. In the ITC action, NVIDIA seeks to block shipments of Samsung Galaxy mobile phones and tablets containing Qualcomm’s Adreno, ARM’s Mali or Imagination’s PowerVR graphics architectures.  On October 6, 2014, the ITC initiated an investigation of NVIDIA’s claim and the investigation is currently underway.

In the Delaware action, NVIDIA seeks unspecified damages for Samsung and Qualcomm’s alleged patent infringement.  On October 22, 2014, Samsung and Qualcomm moved to stay the Delaware proceedings in light of the pending ITC action. The court granted the motion to stay on October 23, 2014.

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia. The complaint alleges that NVIDIA infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. Samsung seeks unspecified damages and an injunction prohibiting NVIDIA from any future violations. NVIDIA has not yet responded to the complaint.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Stockholders’ Equity

Stock Repurchase Program
Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. In November 2013, the Board extended the previously authorized repurchase program through January 2016 and authorized an additional $1.00 billion for an aggregate of $3.70 billion under the repurchase program. Through October 26, 2014, we have repurchased an aggregate of 205.4 million shares under our stock repurchase program for a total cost of $3.26 billion. As of October 26, 2014, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $438.4 million through January 2016.
The repurchases will be made in the open market, in privately negotiated transactions, or in structured stock repurchase programs, in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.
In November 2013, we announced the intention to return $1.00 billion to shareholders in fiscal year 2015 in the form of share repurchases and cash dividends. In February 2014, we executed an accelerated share repurchase, or ASR, agreement for $500.0 million that was completed in July 2014. Under this ASR, we repurchased 27.4 million shares in aggregate at an average price of $18.23 per share. In August 2014, we executed another ASR for $310.0 million that was completed in October 2014. Under this ASR, we repurchased 16.8 million shares in aggregate at an average price of $18.47 per share. The shares delivered under these ASRs resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. As of October 26, 2014, all shares delivered from these ASRs have been placed into treasury stock.
Cash Dividends
During the three and nine months ended October 26, 2014, we paid $46.1 million and $140.2 million, respectively, in cash dividends to our common shareholders. These dividends were equivalent to $0.085 per share on a quarterly basis, or $0.34 per share on an annual basis.
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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Three Months Ended October 26, 2014
Revenue	$991,217	$168,165	$66,000	$1,225,382
Depreciation and amortization expense	$29,175	$14,665	$11,640	$55,480
Operating income (loss)	$294,289	$(53,291)	$(27,683)	$213,315

Three Months Ended October 27, 2013
Revenue	$876,833	$111,134	$66,000	$1,053,967
Depreciation and amortization expense	$38,677	$13,164	$10,885	$62,726
Operating income (loss)	$220,351	$(64,219)	$(15,144)	$140,988

Nine Months Ended October 26, 2014
Revenue	$2,766,560	$466,433	$198,000	$3,430,993
Depreciation and amortization expense	$88,193	$43,395	$34,582	$166,170
Operating income (loss)	$770,393	$(169,274)	$(73,266)	$527,853

Nine Months Ended October 27, 2013
Revenue	$2,521,058	$266,886	$198,000	$2,985,944
Depreciation and amortization expense	$116,389	$36,479	$31,442	$184,310
Operating income (loss)	$586,791	$(202,770)	$(54,718)	$329,303

	Three Months Ended		Nine Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
	(In thousands)
Reconciling items included in "All Other" category :
Revenue not allocated to reporting segments	$66,000	$66,000	$198,000	$198,000
Unallocated corporate operating expenses	(42,676)	(40,033)	(127,709)	(125,700)
Stock-based compensation	(41,435)	(34,299)	(115,371)	(100,091)
Acquisition-related costs	(9,572)	(4,577)	(28,186)	(22,402)
Other non-recurring expenses	—	(2,235)	—	(4,525)
Total	$(27,683)	$(15,144)	$(73,266)	$(54,718)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Taiwan	$405,612	$319,018	$1,109,388	$927,903
China	238,212	206,374	713,442	565,504
United States	215,484	195,529	594,541	545,303
Other Asia Pacific	169,793	174,691	475,442	507,065
Other Americas	100,531	79,382	275,355	220,920
Europe	95,750	78,973	262,825	219,249
Total revenue	$1,225,382	$1,053,967	$3,430,993	$2,985,944
The following table summarizes information pertaining to our revenue from significant customers, those representing 10% or more of total revenue for the respective dates:

	Three Months Ended		Nine Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
Revenue:
Customer A	10%	9%	10%	10%
Customer B	8%	11%	9%	11%
Revenue from Customer A was attributable primarily to the GPU business for the three and nine months ended October 26, 2014 and to both the GPU and Tegra Processor businesses for the three and nine months ended October 27, 2013. Revenue from Customer B was attributable to the GPU business for all comparative periods presented.
The following table summarizes information pertaining to our accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods:

	October 26, 2014	January 26, 2014
Accounts Receivable:
Customer B	17%	23%

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

NVIDIA, the NVIDIA logo, GeForce, GTX, ICERA, Jetson, Maxwell, NVIDIA GRID, NVLink, Quadro, SHIELD, Tegra, and Tesla are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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
Our strategy is to be the world leader in visual computing. We target applications in each of the major computing platforms - PC, Datacenter/Cloud, Mobile - where we can create value. Our target markets are gaming, design and visualization, high performance computing, or HPC, and data center, and automotive and smart devices. We deploy business models we believe are best suited for each application, whether IP, chips, systems, or NVIDIA-branded devices and services.
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
Recent Developments, Future Objectives and Challenges

GPU Business

During the third quarter of fiscal year 2015, we released our new GeForce GTX 980 and GTX 970 series products for desktops and notebooks based on our Maxwell-based architecture. We also extended Maxwell-based processors into our Quadro product lineup. We continued to expand our reach in the big data analytics market, with IBM announcing future support for GPU acceleration in its IBM DB2 with BLU acceleration. In addition, we partnered with VMware to announce a customer access program for NVIDIA GRID with companies like Airbus, CH2M Hill, MetroHealth and Halliburton being the initial customers. NVIDIA GRID graphics virtualization also continued to gain momentum as more companies come forward to experience cloud-based GPU-accelerated virtual desktops through our “Try GRID” online demonstration.
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
During the first quarter of fiscal year 2015, we released our new GeForce GTX 750 and GeForce GTX 800M series products which include our NVIDIA Maxwell-based products, and disclosed the first details of our Pascal GPU architecture, which will succeed NVIDIA Maxwell. Pascal is expected to feature 3D memory and NVLink interconnect technology. NVLink is planned to be incorporated in future POWER8 CPUs from IBM. We also announced that NVIDIA GRID technology will be available on the VMware Horizon DaaS Platform to deliver 3D graphics on virtualized desktops and applications delivered through the cloud. In addition, we joined IBM, Google, and others to launch the OpenPOWER Foundation, an initiative to bring IBM’s POWER CPU to mainstream servers.
Tegra Processor Business

During the third quarter of fiscal year 2015, our Tegra K1 mobile processor was featured in the Google Nexus 9 tablet and NVIDIA's SHIELD tablet with 32GB of memory and LTE connectivity. Acer and HP also announced Chromebooks featuring Tegra K1. In addition, Honda announced that the infotainment systems in three of its car models for the European market - the Civic, Civic Tourer and CR-V, will include Tegra-based systems.
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

Capital Return to Shareholders

As part of our stock repurchase program, during the first nine months of fiscal year 2015, we entered into two accelerated share repurchase agreements, or ASRs, that were completed in July 2014 and October 2014, respectively. Under the terms of these ASRs, we paid $810.0 million to purchase shares of our common stock and received an aggregate of 44.2 million shares. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding these ASRs. Additionally, we paid $140.2 million in cash dividends during the first nine months of fiscal year 2015. As such, in the aggregate for the first nine months of fiscal year 2015, we returned a total of $950.2 million of capital to shareholders.
On November 6, 2014, we announced our intent to return $600.0 million in capital to our shareholders in fiscal year 2016 through a combination of stock repurchases and quarterly dividend payments.
Litigation
In September 2014, we filed lawsuits against Qualcomm, Inc. and various Samsung entities in the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for using our GPU patents without a license. The ITC has subsequently determined that it will investigate the case and hold an evidentiary hearing in June 2015. On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia. The complaint alleges that NVIDIA infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor.
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

	Three Months Ended		Nine Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.8	44.6	44.6	44.8
Gross profit	55.2	55.4	55.4	55.2
Operating expenses:
Research and development	27.8	32.3	29.5	33.5
Sales, general and administrative	10.1	9.8	10.5	10.7
Total operating expenses	37.9	42.1	40.0	44.2
Operating income	17.3	13.3	15.4	11.0
Interest income	0.6	0.4	0.6	0.4
Interest expense	0.9	0.1	1.0	0.1
Other income (expense), net	—	(0.3)	0.4	0.1
Income before income tax expense	17.0	13.3	15.4	11.4
Income tax expense	2.9	2.2	2.6	1.6
Net income	14.1%	11.1%	12.8%	9.8%

Three and nine months ended October 26, 2014 and October 27, 2013

Revenue

	Three Months Ended				Nine Months Ended
	October 26, 2014	October 27, 2013	$ Change	% Change	October 26, 2014	October 27, 2013	$ Change	% Change
	(In millions)				(In millions)
GPU	$991.2	$876.8	$114.4	13%	$2,766.6	$2,521.1	$245.5	10%
Tegra Processor	168.2	111.1	57.1	51%	466.4	266.9	199.5	75%
All Other	66.0	66.0	—	—%	198.0	198.0	—	—%
Total	$1,225.4	$1,054.0	$171.4	16%	$3,431.0	$2,985.9	$445.1	15%

Revenue for the third quarter of fiscal year 2015 increased by 16% when compared to the third quarter of fiscal year 2014. Revenue for the first nine months of fiscal year 2015 increased by 15% when compared to the first nine months of fiscal year 2014. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased by 13% in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014 and by 10% in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. These increases were due primarily to higher revenue from GeForce GPUs for gaming desktops and notebooks, reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from Tesla for high performance computing also increased driven by large project wins with cloud service providers and government customers. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

Tegra Processor Business. Tegra Processor business revenue increased by 51% in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014, and by 75% in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. These increases were driven by sales of Tegra products serving automobile infotainment systems, mobile devices, embedded systems, and the onset of SHIELD tablet sales.

All Other. We recognized $66.0 million and $198.0 million in revenue from the patent cross licensing arrangement with Intel during the third quarter of fiscal years 2015 and 2014, and the first nine months of fiscal years 2015 and 2014, respectively.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 74% of total revenue for the third quarter of fiscal year 2015 and 75% of total revenue for the first nine months of fiscal year 2015, respectively. Revenue from sales to customers outside of the United States and Other Americas accounted for 74% of total revenue for both the third quarter and first nine months of fiscal year 2014. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was 10% of our total revenue from one customer for the third quarter and first nine months of fiscal year 2015. Revenue from significant customers was 11% of our total revenue from one customer for the third quarter of fiscal year 2014 and 21% of our total revenue from two customers for the first nine months of fiscal year 2014, respectively.

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

Our overall gross margin was 55.2% and 55.4% for the third quarter of fiscal years 2015 and 2014, respectively, and 55.4% and 55.2% for the first nine months of fiscal years 2015 and 2014, respectively.

Charges to cost of sales for inventory provisions totaled $12.7 million and $9.6 million for the third quarter of fiscal years 2015 and 2014, respectively, unfavorably impacting our gross margin by 1.0% and 0.9%, respectively. Sales of inventory that was previously written-off or written-down totaled $12.2 million and $7.7 million for the third quarter of fiscal years 2015 and 2014, respectively, favorably impacting our gross margin by 1.0% and 0.7%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was no impact for the third quarter of fiscal year 2015 and a 0.2% unfavorable impact for the third quarter of fiscal year 2014.

Charges to cost of sales for inventory provisions totaled $35.7 million and $33.7 million for the first nine months of fiscal years 2015 and 2014, respectively, unfavorably impacting our gross margin by 1.0% and 1.1%, respectively. Sales of inventory that was previously written-off or written-down totaled $26.0 million and $38.6 million for the first nine months of fiscal years 2015 and 2014, respectively, favorably impacting our gross margin by 0.8% and 1.3%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.2% unfavorable impact for the first nine months of fiscal year 2015 and a 0.2% favorable impact for the first nine months of fiscal year 2014.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the third quarter and first nine months of fiscal year 2015 compared to the third quarter and first nine months of fiscal year 2014. GPU margins increased primarily due to a richer product mix resulting from stronger sales of our Maxwell-based GeForce GPU products. Additionally, the volume increase of Tesla and GRID products also contributed to a richer mix of GPU sales.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the third quarter and first nine months of fiscal year 2015 compared to the third quarter and first nine months of fiscal year 2014. Tegra Processor margins decreased across most product categories and were also negatively impacted by the decline in license and royalty revenue associated with game consoles compared to the prior year.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 26, 2014	October 27, 2013	$ Change	% Change	October 26, 2014	October 27, 2013	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$340.1	$340.3	$(0.2)	—%	$1,011.5	$999.2	$12.3	1%
Sales, general and administrative expenses	123.3	103.1	20.2	20%	360.5	320.0	40.5	13%
Total operating expenses	$463.4	$443.4	$20.0	5%	$1,372.0	$1,319.2	$52.8	4%
Research and development as a percentage of net revenue	28%	32%			29%	33%
Sales, general and administrative as a percentage of net revenue	10%	10%			11%	11%

Research and Development

Research and development expenses remained relatively flat during the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. Compensation and benefits increased by $14.2 million resulting from employee additions, employee compensation increases and related costs. Offsetting these increases was a $10.7 million decrease in engineering development expenses.

Research and development expenses increased by 1% during the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. Compensation and benefits increased by $38.6 million resulting from employee additions, employee compensation increases and related costs, partially offset by a $22.2 million decrease in engineering development expenses.

Sales, General and Administrative

Sales, general and administrative expenses increased by 20% during the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. This increase was primarily due to a $16.0 million increase resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Advertising and marketing expenses also increased by $5.5 million as we continue to market our newly-launched GPU and SHIELD products. Offsetting these increases was a decrease of $3.0 million in outside professional fees.

Sales, general and administrative expenses increased by 13% during the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. This increase was primarily due to a $40.6 million increase resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Facilities costs increased by $8.1 million as we expanded our offices internationally and leased an office building within the boundaries of our main Santa Clara campus. Offsetting these increases were decreases in outside professional fees of $9.9 million as well as more favorable international taxes and government subsidies.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in December 2013.

Interest income increased by $3.4 million and $7.0 million during the third quarter and first nine months of fiscal years 2015 and 2014, respectively. The increase was primarily due to higher average cash balances as we invested the proceeds from the convertible notes we issued in December 2013 in interest bearing securities.

Interest expense increased by $10.7 million and $32.0 million during the third quarter and first nine months of fiscal years 2015 and 2014, respectively. The increase was primarily due to coupon interest and debt discount amortization related to the convertible notes we issued in December 2013.

Other Income (Expense), net

Other income (expense), net consists primarily of realized gains and losses from the sale of marketable securities, sales of investments in non-affiliated companies, and the impact of changes in foreign currency rates.

Other income increased by $2.0 million during the third quarter of fiscal year 2015 compared to the same period in the prior fiscal year. This increase was due to higher foreign currency translation gains. Other income increased by $14.9 million during the first nine months of fiscal year 2015 compared to the same period in the prior fiscal year due to a gain from the sale of a non-affiliated investment, offset by lower foreign currency translation gains.

Other expense remained relatively flat during the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. Other expense increased by $2.8 million for the first nine months of fiscal year 2015 compared to the same period in the prior fiscal year due to the recognition of an impairment loss in a non-affiliated investment during the second quarter of fiscal year 2015. Additionally, losses from realized foreign exchange translations were greater in the first nine months of fiscal year 2015.

Income Taxes

We recognized income tax expense of $36.1 million and $89.5 million for the third quarter and first nine months of fiscal year 2015, respectively, and $22.8 million and $48.3 million for the third quarter and first nine months of fiscal year 2014, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 17.3% and 17.0% for the third quarter and first nine months of fiscal year 2015, respectively, and 16.1% and 14.2% for the third quarter and first nine months of fiscal year 2014, respectively.

The increase in our effective tax rate in fiscal year 2015 as compared to the same periods in the prior fiscal year was primarily related to the expiration of the U.S. federal research tax credit on December 31, 2013 which resulted in no tax benefit in the first nine months of fiscal year 2015.

Our effective tax rate on income before tax for the first nine months of fiscal year 2015 of 17.0% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate.  Further, our effective tax rate for the first nine months of fiscal year 2015 of 17.0% differs from our annual projected effective tax rate as of the first nine months of fiscal year 2015 of 18.5% due to discrete events that occurred in the first nine months of fiscal year 2015 primarily attributable to the tax benefit recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.

Our effective tax rate on income before tax for the first nine months of fiscal year 2014 of 14.2% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax and the benefit of the U.S. federal research tax credit.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	As of October 26, 2014	As of January 26, 2014
	(In millions)
Cash and cash equivalents	$394.7	$1,151.6
Marketable securities	3,846.1	3,520.2
Cash, cash equivalents, and marketable securities	$4,240.8	$4,671.8

As of October 26, 2014, we had $4.24 billion in cash, cash equivalents and marketable securities, a decrease of $431.0 million from $4.67 billion as of January 26, 2014. This decrease was primarily due to the accelerated share repurchase transactions totaling $810.0 million that we entered into and the $140.2 million in dividends we paid during the first nine months of fiscal year 2015, partially offset by cash generated from operations. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions that are required to follow our investment policy, which requires the purchase of high grade investment securities and the diversification of asset type and includes certain limits on our portfolio duration.

	Nine Months Ended
	October 26,	October 27,
	2014	2013
	(In millions)
Net cash provided by operating activities	$462.9	$434.4
Net cash provided by (used in) investing activities	$(408.9)	$293.7
Net cash used in financing activities	$(811.0)	$(898.8)

Operating activities

Operating activities consist primarily of net income for the fiscal period, offset by the impact of non-cash expenses such as depreciation and amortization expense, stock-based compensation expense, gains or losses from sale and disposal of long-lived assets and investments, and interest expense from the amortization of debt discount, as well as changes in operating assets and liabilities, such as accounts receivable, inventories and accounts payable.

Cash provided by operating activities increased in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. The increase was primarily due to higher net income from revenue growth and contained operating expenses, partially offset by higher accounts receivable.

Investing activities

Investing activities consist primarily of purchases, sales and maturities of marketable securities, acquisitions of businesses and purchases of property and equipment, including leasehold improvements for our facilities and intangible assets.

Investing activities shifted to net cash used in investing activities during the first nine months of fiscal year 2015 from cash provided by investing activities during the first nine months of fiscal year 2014. This shift was primarily due to higher purchases of marketable securities and fewer sales of marketable securities as we reinvested the proceeds received from the convertible note offering that was completed during December 2013. Partially offsetting this was a decrease in capital expenditures and an increase in maturities of marketable securities for the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. The primary reason for net cash provided by investing activities in the first nine months of fiscal year 2014 was the result of liquidation of a portion of our investment portfolio to fund the accelerated share repurchase transaction that was entered into in May 2013.

Financing activities

Financing activities consist primarily of borrowing activities, such as convertible debt issuances or capital leases, and equity-related activities such as proceeds from the issuance of common stock under employee stock plans, or stock repurchases and dividend payments.

Cash used in financing activities decreased in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014, primarily due to an increase in proceeds from common stock issued from employee stock option exercises and employee stock purchase plans, partially offset by a decrease in stock repurchases during the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014.

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
As of October 26, 2014 and January 26, 2014, we had $4.24 billion and $4.67 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 26, 2014, we were in compliance with our investment policy.  As of October 26, 2014, our investments in government agencies and government-sponsored enterprises represented 36% of our total investment portfolio, while the financial sector accounted for 31% of our total investment portfolio. All of our investments are with A/A3 or better rated securities.
We performed an impairment review of our investment portfolio as of October 26, 2014. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during the third quarter of fiscal year 2015.
Net realized gains and losses for the three and nine months ended October 26, 2014, and for the three months ended October 27, 2013, were not significant. Net realized gains for the nine months ended October 27, 2013 were $1.8 million. As of October 26, 2014, we had a net unrealized gain of $10.4 million, which was comprised of gross unrealized gains of $12.0 million, offset by gross unrealized losses of $1.6 million. As of January 26, 2014, we had a net unrealized gain of $4.8 million, which was comprised of gross unrealized gains of $7.2 million, offset by $2.4 million of gross unrealized losses.

Our accounts receivable are highly concentrated. One customer accounted for 17% of our accounts receivable balance at October 26, 2014. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure.
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

Dividend payments and any stock repurchases must be made from cash held in the United States.  In the first nine months of fiscal year 2015, we made total cash dividend payments of $140.2 million and repurchased $810.0 million of our common stock, utilizing a significant amount of our U.S. cash balance previously taxed as of October 26, 2014.
Capital Return to Shareholders

Our Board of Directors has authorized us to repurchase up to $3.70 billion of our common stock through January 2016. As of October 26, 2014, we had repurchased $3.26 billion of that amount, leaving up to $438.4 million available under this authorization through January 2016. As part of our stock repurchase program, during the first nine months of fiscal year 2015, we entered into two accelerated share repurchase agreements, or ASRs, that were completed in July 2014 and October 2014, respectively. Under the terms of these ASRs, we paid $810.0 million to purchase shares of our common stock and received an aggregate of 44.2 million shares. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding these ASRs.

During the first nine months of fiscal year 2015, we paid $140.2 million in cash dividends to our common shareholders. This dividend was equivalent to $0.085 per share on a quarterly basis, or $0.34 per share on an annual basis. We also declared that we would pay our next quarterly cash dividend of $0.085 per share on December 15, 2014, to all shareholders of record on November 21, 2014.

As such, in the aggregate for the first nine months of fiscal year 2015, we have returned a total of $950.2 million of our intended capital return of $1.00 billion to shareholders during fiscal year 2015. On November 6, 2014, we announced our intent to return $600.0 million in capital to our shareholders in fiscal year 2016 through a combination of stock repurchases and quarterly dividend payments.

Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends.

Operating Capital and Capital Expenditure Requirements
We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, stock repurchase, cash dividend and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current shareholders. We also may require additional capital for other purposes not presently contemplated.
For additional factors see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - Our revenue may fluctuate while a majority of our operating expenses are a factor of multi-year investments ahead of when revenue is received, which makes our results difficult to predict and could cause our results to fall short of expectations.”

Contractual Obligations

As of October 26, 2014, we had outstanding inventory purchase obligations totaling $512.2 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of October 26, 2014, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of October 26, 2014 and January 26, 2014, we had $4.24 billion and $4.67 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, equity securities, money market funds, asset-backed securities and debt securities of corporations, municipalities and the United States government and its agencies. As of October 26, 2014, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

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

As of October 26, 2014, we performed a sensitivity analysis on our floating and fixed rate investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair market values for these investments of $25 million - $27 million.

Other income (expense), net could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalents and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of October 26, 2014, our investments in government agencies and government-sponsored enterprises represented 36% of our total investment portfolio, while the financial sector accounted for 31% of our total investment portfolio. Substantially all of our investments are with A/A3 or better rated securities. If the fair value of our investments in these sectors was to decline by 2% - 5%, the fair values of these investments would decline by $54 million - $134 million.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal.  Gains or losses from foreign currency re-measurement are included in “Other income (expense), net” in our Condensed Consolidated Statements of Income and to date have not been significant.  The impact of foreign currency transaction gain or loss included in determining net income for the third quarter of fiscal years 2015 and 2014 was a $0.3 million gain and a $1.6 million gain, respectively. During the first nine months of fiscal years 2015 and 2014, the aggregate foreign currency exchange gain included in determining net income was $0.7 million and $2.8 million, respectively.

Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us. Additionally, we have international operations and incur expenditures in currencies other than U.S. dollars. Our operating expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. Fluctuations in currency exchange rates could harm our business in the future.

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at October 26, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 26, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If we are unable to compete in our current or new markets, demand for our products could decrease which could cause our revenue to decline and our financial results to suffer. If and to the extent we offer products in new markets, we may face competition from existing competitors as well as from companies with which we currently do not compete. In the PC market, we expect substantial competition from both Intel and AMD's strategy of selling platform solutions, including integrating a CPU and a GPU on the same chip or same package, as evidenced by Intel's CPUs with integrated graphics and AMD's APU product. As AMD and Intel continue to pursue platform solutions and integrated CPUs, we may not be able to successfully compete and our business could be negatively impacted. Despite the use of these integrated CPUs, personal computer, or PC, builders and consumers have continued to embrace discrete GPUs to provide higher performance. If integrated CPUs offer a more compelling value proposition in the future, PC builders and consumers may move away from the use of discrete GPUs, which could adversely affect our business and cause our financial results to decline.

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
We receive a significant amount of our revenue from a limited number of customers. Revenue from significant customers, those representing 10% or more of total revenue, was 10% of our total revenue from one customer for both the third quarter and first nine months of fiscal year 2015. Revenue from significant customers was 11% of our total revenue from one customer and 21% of our total revenue from two customers for the third quarter and first nine months of fiscal year 2014, respectively. One customer accounted for 17% of our accounts receivable balance as of October 26, 2014, and one customer accounted for 23% of our accounts receivable balance as of January 26, 2014. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and obtain credit insurance over the purchasing credit extended to certain customers. In the future, we may have to record additional provisions or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and as a result of the tightening of the credit markets, we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.
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
Our operating expenses, which are comprised of research and development expenses and sales, general and administrative expenses, represented 37.9% and 40.0% of our total revenue for the third quarter and first nine months of fiscal year 2015, respectively, and 42.1% and 44.2% of our total revenue for the third quarter and first nine months of fiscal year 2014, respectively. It is also difficult to accurately forecast revenue and we may not be able to adjust our operating expenses in a timely manner in response to any unanticipated revenue shortfalls in any quarter.  Our research and development expenses are primarily related to multi-year investments ahead of the revenue received from the products which are produced. Further, some of our operating expenses, like multi-year development costs and stock-based compensation expense, can only be adjusted over a longer period of time and cannot be reduced during a quarter.  If we are unable to reduce operating expenses quickly in response to any revenue shortfalls, our financial results will be negatively impacted.
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
If we do not correctly forecast the impact of any of the relevant factors on our business, there may not be any actions we can take or we may not be able to take any possible actions in time to counteract any negative impact on our gross margin. In addition, gross margins for our Tegra Processor products are lower than our overall corporate gross margin. If these products comprise a higher percentage of our revenue in the future, or if we continue to enter into new business areas with comparatively lower margins, we may experience downward pressure on our overall gross margins. If we are unable to meet our gross margin target for any period or the target set by analysts, the trading price of our common stock may decline.
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

We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, or employee theft or misuse could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. From time to time, unauthorized third parties have gained access to certain systems and user information. We have strengthened security in an effort to minimize future attacks. However, hackers may continue to target our security controls in the future, and we cannot guarantee that our security measures will be able to prevent future breaches of our website and/or attacks on our products.
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
We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and Other Americas. We generated 74% and 75% of our revenue for the third quarter and first nine months of fiscal year 2015, respectively, and 74% of our revenue for both the third quarter and first nine months of fiscal year 2014 from sales to customers outside the United States and Other Americas. The manufacture, assembly, test and packaging of our products outside of the United States, operation of offices outside of the United States, and sales to customers internationally subjects us to a number of risks, including:

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
Our cash equivalent and marketable securities portfolio as of October 26, 2014 consisted of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies. We follow an established investment policy and set of guidelines, designed to preserve principal, minimize risk, and monitor and help mitigate our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes, and a variety of financial instruments, consisting principally of cash and cash equivalents, commercial paper, mortgage-backed securities issued by government-sponsored enterprises, asset-backed securities, money market funds and debt securities of corporations, municipalities and the United States government and its agencies.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of October 26, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Our pending patent applications and any future applications may not be approved. In addition, any issued patents may not provide us with competitive advantages or may be challenged, invalidated, infringed, circumvented or misappropriated by third parties. We expect that as the number of issued hardware and software patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may increase. We may in the future become involved in other lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us or parties that we have agreed to indemnify for certain claims of infringement. Third parties may also claim that our employees have misappropriated or divulged their former employers’ trade secrets or confidential information.
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
If we have to initiate litigation in order to protect our intellectual property, our operating expenses may increase which could negatively impact our operating results. In addition, we could be subject to countersuits as a result of our initiation of litigation. For example, in September 2014, we filed complaints against Qualcomm, Inc. and various Samsung entities with both the ITC and the United States District Court for the District of Delaware for infringement of seven patents relating to graphics processing. On November 10, 2014, various Samsung entities filed a complaint against us and Velocity Micro for alleged infringement of Samsung’s patents. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further details on these lawsuits. In addition, our failure to effectively protect our intellectual property could harm our business.

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
We could be impacted by unfavorable results in legal proceedings, which could harm our business.
 We are subject to various legal proceedings and claims that have not yet been fully resolved and that have arisen in the ordinary course of business, and additional claims may arise in the future. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further details on our legal proceedings. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling or importing certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could result in the diversion of management's time and attention away from business operations, which could harm our business. Such lawsuits could also harm our relationships with existing customers. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.
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
We record compensation expense for stock options, restricted stock units, performance stock units and our employee stock purchase plan using the fair value of those awards in accordance with U.S. GAAP. Stock-based compensation expense was $41.4 million and $115.4 million for the third quarter and first nine months of fiscal year 2015, respectively, and $34.3 million and $100.1 million for the third quarter and first nine months of fiscal year 2014, respectively, related to on-going vesting of equity awards, which negatively impacted our operating results.
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
The exercise of warrants issued to Goldman, Sachs & Co., or Goldman, concurrently with our 1.00% Notes would, and the conversion of our 1.00% Notes could, dilute the ownership interest of our existing shareholders.
The warrants issued concurrently with our 1.00% Notes shall be deemed to     be automatically exercised on certain dates between March 2019 and June 2019, unless Goldman notifies us otherwise. Any issuance by us of additional shares to Goldman upon exercise of the warrants will dilute the ownership interests of our existing shareholders. Moreover, the conversion of our 1.00% Notes may dilute the ownership interests of our existing shareholders and could have a dilutive effect on our net income per share to the extent that the price of our common stock exceeds the conversion price of the 1.00% Notes. Any sales in the public market by Goldman of our common stock upon exercise of the warrants or sales in the public market of our common stock issuable upon conversion of the 1.00% Notes could adversely affect prevailing market prices of our common stock.
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
The SEC has adopted annual disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Furthermore, we may incur additional costs associated with complying with these disclosure requirements, including costs related to determining the source of any “conflict” minerals in our products. Also, because our supply chain is complex, we may be unable to sufficiently verify the origins for all metals used in our products, resulting in reputational challenges with our customers and shareholders. Some customers may require that all of our products are certified to be conflict-free; if we cannot satisfy these customers, they may choose a competitor's products. Additionally, we are dependent upon the information provided by our many suppliers. To the extent that the information we receive from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not fulfill the SEC’s diligence requirements, we could also face SEC enforcement risks.

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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing shareholders. In addition, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of our Board of Directors to create and issue preferred stock without prior stockholder approval;

•	the prohibition of stockholder action by written consent;

•	advance notice requirements for director nominations and stockholder proposals;

•	the ability of our Board of Directors to increase or decrease the number of directors without stockholder approval;

•	a super-majority voting requirement to amend some provisions in our certificate of incorporation and bylaws;

•	the elimination of the ability of our shareholders to call special meetings of shareholders; and

•	the ability of our Board of Directors to make, amend or repeal our bylaws.
On March 5, 2000, we entered into an agreement with Microsoft in which we agreed to develop and sell graphics chips and to license certain technology to Microsoft and its licensees for use in the Xbox. Under the agreement, if an individual or corporation makes an offer to purchase shares equal to or greater than 30% of the outstanding shares of our common stock, Microsoft may have first and last rights of refusal to purchase the stock. The Microsoft provision and the other factors listed above could also delay or prevent a change in control of NVIDIA. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Our Board of Directors has authorized us to repurchase up to $3.70 billion of our common stock through January 2016. Through October 26, 2014, we have repurchased an aggregate of 205.4 million shares under our stock repurchase program for a total cost of $3.26 billion.  As of October 26, 2014, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $438.4 million.
The repurchases will be made in the open market, in privately negotiated transactions, or in structured stock repurchase programs, in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.
The following table presents details of our share repurchase transactions during the three months ended October 26, 2014 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 28, 2014 - August 24, 2014	10.9	$28.38	10.9	$438.4
August 25, 2014 - September 21, 2014	—	—	—	$438.4
September 22, 2014 - October 26, 2014	5.9	—	5.9	$438.4
Total	16.8	$18.47	16.8
(1) During August 2014, we executed an accelerated share repurchase, or ASR, agreement bank under which we prepaid $310.0 million to purchase shares of our common stock.  We received an initial 10.9 million shares in August 2014 at an average price per share of $28.38, which is based solely on the result of dividing the $310.0 million we had paid towards the ASR by such 10.9 million shares.  In October 2014, at the time of settlement of the ASR, we received an additional 5.9 million shares without any further cash payment. The total number of shares repurchased under this ASR was 16.8 million shares, and thus the average price we ultimately paid per share under the ASR was $18.47. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the accelerated share repurchase program.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During first nine months of fiscal year 2015, we withheld 2.3 million shares at a total cost of $43.7 million through net share settlements. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.

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

Date: November 18, 2014

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