Form 10-K
period 2015-01-25
NVIDIA CORP
filed 2015-03-12
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 25, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 25, 2014 was approximately $9.38 billion (based on the closing sales price of the registrant's common stock as reported by the NASDAQ Global Select Market on July 25, 2014). This calculation excludes approximately 25,531,565 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of common stock outstanding as of March 6, 2015 was 549,840,211.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this annual report on Form 10-K. These channels may be updated from time to time on NVIDIA's investor relations website.

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

© 2015 NVIDIA Corporation. All rights reserved. NVIDIA, the NVIDIA logo, GeForce, Quadro, Tegra, Tesla, CUDA, GTX, ICERA, Kepler, Maxwell, Pascal, NVIDIA SHIELD, NVIDIA DRIVE, NVIDIA GRID, NVLink and Pascal are trademarks and/or registered trademarks of NVIDIA Corporation in the U.S. and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

PART I

ITEM 1. BUSINESS

Our Company

NVIDIA is dedicated to advancing visual computing. We enable individuals to interact with digital ideas, data and entertainment with an ease and efficiency unmatched by any other communication medium.

Our business model has three elements: creating NVIDIA-branded products and services, offering our processors to original equipment manufacturers, or OEMs, and licensing our intellectual property. NVIDIA-branded products and services are visual computing platforms that address four large markets: Gaming, Enterprise, High Performance Computing (HPC) & Cloud, and Automotive.

From our inception, we have been known for bringing computer information to life through computer graphics. Our invention of the GPU introduced the world to the power of programmable graphics. Our subsequent invention of CUDA has enabled the massively parallel processing capabilities of GPUs to be harnessed to accelerate general purpose computing. We have invested more than $10 billion in research and development since our inception, yielding some 7,000 patent assets, including inventions essential to modern computing.

NVIDIA GPUs are chosen by gamers to enjoy immersive, beautiful fantasy worlds. They are used by professional designers to create visual effects in movies and design products ranging from soft drink bottles to commercial aircraft. And they are used by scientists and researchers to accelerate a wide range of important applications, from simulations of viruses to deep learning and global oil exploration.

GPUs, the engines of visual computing, are among the world's most complex processors. Our GPU product brands aimed at specialized markets include GeForce for gamers; Quadro for designers; Tesla for researchers, deep learning and big-data analysts; and GRID for cloud-based visual computing users.

We also integrate our GPUs into tiny mobile chips called system-on-a-chip (SOC) processors, which power tablets, and automotive infotainment and safety systems. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Tegra conserves power while delivering state-of-the-art graphics and multimedia processing.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Our Businesses

Our two reporting segments - GPU and Tegra Processor - are based on a single underlying graphics architecture. From our proprietary processors, we have created platforms that address four large markets where our visual computing expertise is critically important: Gaming, Enterprise, HPC & Cloud, and Automotive.

Businesses		NVIDIA Visual Computing Platforms and Brands

GPU	∙	GeForce for PC gaming
	∙	Quadro for design professionals working in computer-aided design, video editing, special effects and other creative applications
	∙	Tesla for deep learning and accelerated computing, leveraging the parallel computing capabilities of GPUs for general purpose computing
	∙	GRID to provide the power of NVIDIA graphics through the cloud and datacenters

Tegra Processor	∙	Tegra processors are primarily designed to enable our branded platforms - DRIVE and SHIELD. Tegra is also sold to OEMs for devices where graphics and overall performance is of great importance
	∙	DRIVE automotive computers that provide supercomputing capabilities to make driving safer and more enjoyable
	∙	SHIELD composed of a family of devices designed to harness the power of mobile-cloud to revolutionize gaming

Our Markets

We focus on specializing in markets in which visual computing and accelerated computing platforms are important, including:

Gaming

By focusing on open platforms and end-to-end experiences, we bring high fidelity and quality to gaming devices.

Our GPUs enhance the gaming experience by improving the visual quality of graphics, increasing the frame rate for smoother gameplay and improving realism by replicating the behavior of light and physical objects. These can be enjoyed independently or together to extend the gaming experience across platforms.

Our gaming platforms utilize sophisticated 3D software and algorithms - including our GameWorks investment in real-time graphics and simulation. These enable us to deliver realism and immersion, even when playing games remotely from the cloud. We further enhance gaming with GeForce Experience, our application for the gaming ecosystem that optimizes the PC user’s settings for each title and enables players to record and share their victories. It has been downloaded by more than 50 million users.

Our products for the gaming market include GeForce GTX GPUs for PC gaming, the SHIELD family of tablet and portable devices for mobile gaming, and GRID for cloud-based streaming on gaming devices.

Enterprise

We serve the Enterprise market by working closely with independent software vendors to optimize their offerings for NVIDIA GPUs. Our visual computing solutions enhance productivity for critical parts of the workflow of such major industries as automotive, media and entertainment, oil and gas, and medical imaging - where our GPUs improve productivity and introduce new capabilities. For example, an architect designing a building with a computer-aided design package can interact with the model in real time, view the model in greater detail, and generate photorealistic renderings for the client.

Visual computing is vital to productivity in many environments:

•	Design and Manufacturing - including computer-aided design, architectural design, consumer-products manufacturing, medical instrumentation and aerospace

•	Digital Content Creation - including professional video editing and post production, special effects for films and broadcast-television graphics

•
Enterprise Graphics Virtualization - including enterprises that virtualize their IT infrastructure using software from companies such as VMware, Inc. and Citrix Systems, Inc., which are significantly improved by NVIDIA GRID hardware and software

NVIDIA brands for this market are Quadro GPUs for workstations and GRID for virtualizing enterprise graphics. Quadro GPUs enhance the productivity of designers by improving performance and adding functionality, such as photorealistic rendering, high color fidelity and advanced scalable display capabilities. GRID makes it possible to run graphics-intensive applications remotely on a server in the datacenter, instead of locally on a PC or workstation. Applications include accelerating virtual desktop infrastructures and delivering graphics-intensive applications from the cloud.

HPC & Cloud

The NVIDIA Tesla accelerated computing platform applies the parallel-processing capability of GPUs and enabling software to general-purpose computing problems, greatly increasing performance and power efficiency over CPU-only solutions. Tesla-based servers and supercomputers increase the speed of applications used in such fields as aerospace, bio-science research, mechanical and fluid simulations, energy exploration, deep learning, computational finance and data analytics.

The fastest supercomputers in the U.S. and in Europe are powered by Tesla GPU accelerators. The U.S. Department of Energy recently announced that its next generation of supercomputers will be based on Tesla GPU accelerators.

Tesla has had a significant impact on scientific discovery, ranging from better understanding the HIV virus to enabling heart surgery on beating hearts. Consumer web and mobile companies like China’s Baidu use Tesla GPU accelerators to provide voice assistants, translation services and image analytics.

Automotive

As technology gets increasingly important in the automotive market, the car is on its way to becoming each individual’s most powerful computer. Cars will feature a multitude of devices, driven by sophisticated software algorithms. These devices are designed to ensure our safety and the safety of those around us, enhance our comfort and enjoyment, and search and navigate. They will use the tools of deep learning to sense their environment, ultimately driving themselves.

NVIDIA has the potential to own the entire stack of technology that makes this possible, including computing vision, deep learning and natural-language processing.

Beyond Automotive, we see the opportunity for Tegra in other embedded areas where visual computing is valued. Examples include robots that respond to voice and gesture commands, drones that process enormous amounts of visual-based data and smart monitors powered by Android that make a PC optional.

Business Strategies

NVIDIA’s key strategies that shape our overall business approach include:

Extending our technology leadership in visual computing. We believe that visual computing is fundamental to the continued expansion and evolution of computing. We apply our research and development resources to extending our leadership in visual computing, enabling us to enhance the user experience for consumer entertainment and professional visualization applications.

Extending our visual computing leadership into mobile and cloud-computing platforms. We believe that visual computing will remain a key component in the computing paradigm circumscribed by mobile, cloud and software as a service. We enable interactive graphics applications - such as games, movie and photo editing and design software - to be accessed by any device, anywhere. We believe that the user experience in virtual desktop infrastructures should be indistinguishable from physical environments and, accordingly, leverage our research and development resources to create differentiated devices and products that deliver this capability.

Revolutionizing computing with the GPU’s parallel processing capability. We believe that the massively parallel processing capabilities of NVIDIA GPUs can solve complex computational problems in significantly less time and with less power consumption than a CPU. We work with developers worldwide who write programs for the CUDA platform using various high-level programming languages. Developers are able to accelerate applications in areas ranging from molecular dynamics to image processing, derivatives modeling for financial risk analysis and big-data analytics.

Protecting our intellectual property, and using it to enter into license and development contracts. We believe our intellectual property portfolio is a valuable asset that can be monetized by licensing our technology to customers that desire to build such capabilities directly into their own products. Such license and development arrangements can further enhance the reach of our graphics and mobile technology.

Enabling visual computing platforms in key focus areas. We believe that we are well positioned to use our expertise in visual and parallel computing to make contributions in four key markets where our visual computing expertise is valued:

-Gaming: Our strategy is to use advanced graphics technologies to create a range of gaming platforms, stretching across PCs, mobile devices and the cloud.
-Enterprise: Our strategy is to serve as our customers' most trusted graphics partner, working closely with independent software vendors to optimize their offerings for NVIDIA GPUs.
-HPC & Cloud: Our strategy is to serve growing demand for deep learning, big-data analytics and scientific computing.
-Automotive: Our strategy is to utilize Tegra’s visual computing capabilities and extreme efficiency, as well as our significant computing software assets, to augment the driving experience.
Sales and Marketing

Our worldwide sales and marketing strategy is key to our objective of providing markets with our high-performance and efficient GPUs and mobile SOC products. Our sales and marketing teams work closely with each industry's respective OEMs, original design manufacturers, or ODMs, system builders, motherboard manufacturers, add-in board manufacturers, or AIBs, retailers/distributors and industry trendsetters, collectively referred to as our Channel, to define product features, performance, price and timing of new products. Members of our sales team have a high level of technical expertise and product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist our Channel in designing, testing and qualifying system designs that incorporate our products. We believe that the depth and quality of our design support are keys to improving our Channel's time-to-market, maintaining a high level of customer satisfaction within our Channel and fostering relationships that encourage customers to use the next generation of our products.

As a result of our Channel strategy, a small number of our customers represent the majority of our revenue. However, their end customers consist of a large number of OEMs and system builders throughout the world. Sales to our largest customer accounted for 11% of our total revenue for fiscal year 2015.

Additionally, to encourage software title developers and publishers to develop games optimized for platforms utilizing our products and enterprise applications optimized for our GPUs, we seek to establish and maintain strong relationships in the software development community. Engineering and marketing personnel interact with and visit key software developers to promote and discuss our products, as well as to ascertain product requirements and solve technical problems. Our developer program makes certain that our products are available to developers prior to volume availability in order to encourage the development of software applications and game titles that are optimized for our products.

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

We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd, to produce our semiconductor wafers. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., BYD Auto Co. Ltd., Hon Hai Precision Industry Co., Ltd., JSI Logistics Ltd., King Yuan Electronics Co., Ltd. and Siliconware Precision Industries Company Ltd. to perform assembly, testing and packaging of most of our products. We purchase substrates from IbidenCo., Ltd., Nanya Technology Corporation, and Unimicron Technology Corporation.

We typically receive semiconductor products from our subcontractors, perform incoming quality assurance and then ship the semiconductors to contract equipment manufacturers, or CEMs, distributors, motherboard and AIB customers from our third-party warehouse in Hong Kong. Generally, these manufacturers assemble and test the boards based on our design kit and test specifications, and then ship our products to retailers, system builders or OEMs as motherboard and add-in board solutions.

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

Our existing cash and marketable securities balances decreased by 1.0% to $4.62 billion at the end of fiscal year 2015 compared with the end of fiscal year 2014. We believe that these balances and our anticipated cash flows from operations will be sufficient to meet our operating, acquisition, capital purchases and intended capital return to shareholders needs for at least the next twelve months.

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

A critical component of our product development effort is our partnerships with leaders in the computer-aided design industry. We invest significant resources in the development of relationships with industry leaders, often assisting these companies in the product definition of their new products. We believe that forming these relationships and utilizing next-generation development tools to design, simulate and verify our products will help us remain at the forefront of the 3D graphics market and develop products that utilize leading-edge technology on a rapid basis. We believe this approach assists us in meeting the new design schedules of PC OEMs and other manufacturers. We believe in leveraging our significant research and development depth and scale to create differentiated products.

As of January 25, 2015, we had 6,658 full-time employees engaged in research and development. During fiscal years 2015, 2014 and 2013, we incurred research and development expense of $1.36 billion, $1.34 billion and $1.15 billion, respectively.

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

Our current competitors include:

•
suppliers of discrete and integrated GPUs, including supercomputers and chipsets that incorporate 3D graphics functionality as part of their existing solutions, such as Advanced Micro Devices, or AMD, and Intel Corporation, or Intel;

•
suppliers of SOC products that are embedded into smart devices such as televisions, monitors, set-top boxes, gaming devices and automobiles, such as AMD, Apple, Inc., Freescale Semiconductor, Inc., Fuzhou Rockchip Electronics Co., Ltd., Intel, Marvell Technology Group Ltd., Mediatek, Mobileye N.V., Qualcomm Incorporated, Samsung, ST Microelectronics, and Texas Instruments Incorporated; and

•	licensors of graphics technologies, such as ARM Holdings plc, or ARM, and Imagination Technologies Group plc.

Patents and Proprietary Rights

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property in the United States and internationally. Our currently issued patents have expiration dates from April 2015 to December 2034. We have numerous patents issued, allowed and pending in the United States and in foreign jurisdictions. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. We also rely on international treaties, organizations and foreign laws to protect our intellectual property. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. This decreased protection makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as:

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

Employees

As of January 25, 2015, we had 9,228 employees, 6,658 of whom were engaged in research and development and 2,570 of whom were engaged in sales, marketing, operations and administrative positions.

Environmental Regulatory Compliance

To date, we have not incurred significant expenses related to environmental regulatory compliance matters.

Financial Information by Reporting Segment and Geographic Data

The information included in Note 16 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, including financial information by reporting segment and revenue and long-lived assets by geographic region, is hereby incorporated by reference. For additional detail regarding the risks attendant to our foreign operations see “Item 1A. Risk Factors - Risks Related to Our Business, Industry and Partners - We are subject to risks and uncertainties associated with international operations which may harm our business.”

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers, their ages and positions as of March 6, 2015:

Name	Age	Position
Jen-Hsun Huang	52	President, Chief Executive Officer and Director
Colette M. Kress	47	Executive Vice President and Chief Financial Officer
Ajay K. Puri	60	Executive Vice President, Worldwide Field Operations
David M. Shannon	59	Executive Vice President, Chief Administrative Officer and Secretary
Debora Shoquist	60	Executive Vice President, Operations

Jen-Hsun Huang co-founded NVIDIA in April 1993 and has served as its President, Chief Executive Officer and a member of the Board of Directors since its inception. From 1985 to 1993, Mr. Huang was employed at LSI Logic Corporation, a computer chip manufacturer, where he held a variety of positions including as Director of Coreware, the business unit responsible for LSI's “system-on-chip”. From 1983 to 1985, Mr. Huang was a microprocessor designer for Advanced Micro Devices, Inc., a semiconductor company. Mr. Huang holds a B.S.E.E. degree from Oregon State University and an M.S.E.E. degree from Stanford University.

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

Ajay K. Puri joined NVIDIA in December 2005 as Senior Vice President, Worldwide Sales and became Executive Vice President, Worldwide Sales (subsequently renamed to Worldwide Field Operations) in January 2009. Prior to NVIDIA, he held positions in sales, marketing, and general management over a 22-year career at Sun Microsystems, Inc., a computing systems company. Mr. Puri previously held marketing, management consulting, and product development positions at Hewlett-Packard Company, an information technology company, Booz Allen Hamilton Inc., a management and technology consulting company, and Texas Instruments. Mr. Puri holds a B.S.E.E. degree from the University of Minnesota, an M.S.E.E. degree from the California Institute of Technology and an M.B.A. degree from Harvard Business School.

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

ITEM 1A. RISK FACTORS

In evaluating NVIDIA and our business, the following factors should be considered in addition to the other information in this Annual Report on Form 10-K. Before you buy our common stock, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business, Industry and Partners

If we are unable to successfully compete in our target markets, our revenue and financial results will be adversely impacted.

NVIDIA-branded products and services are visual computing platforms that address four large markets: Gaming, Enterprise, High Performance Computing & Cloud, and Automotive. Our GPUs and Tegra processors are designed to meet the evolving needs of these markets; however, these markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve and new competitors enter these markets. Our success depends to a significant extent on our ability to identify and develop new products, services and technologies, and enhancements to our existing products, services and technologies, in a timely and cost-effective manner and to achieve consumer and market acceptance of our products, services and technologies.

If we are unable to successfully compete in our target markets, including in significant international markets, such as China, demand for our products, services and technologies could decrease which would cause our revenue to decline and our financial results to suffer. In addition, if we fail to anticipate the changing needs of our target markets and emerging technology trends, our business will be harmed.

Our competitors’ products, services and technologies may be less costly, or their products, services and technologies may offer superior functionality or different features than ours. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater financial, sales, marketing and distribution resources than we do. These competitors may be able to more effectively identify and capitalize upon opportunities in new markets, quickly transition their semiconductor products to increasingly smaller line width geometries and obtain sufficient foundry capacity and packaging materials, which could harm our business.

If we fail to achieve design wins for our products our business will be harmed.

For our products that we do not sell directly to consumers, achieving design wins is an integral part of our future success. Our OEM, ODM, and AIB and motherboard manufacturers' customers typically introduce new system configurations as often as twice per year, typically based on spring and fall design cycles or in connection with trade shows. If OEMs, ODMs, and AIB and motherboard manufacturers do not include our products in their systems, they will typically not use our products in their systems until at least the next design configuration. In order to achieve design wins, we must:

•	anticipate the features and functionality that customers and consumers will demand;

•	incorporate those features and functionalities into products that meet the exacting design requirements of our customers; and

•	price our products competitively.

In general, we are limited in our ability to introduce new products and enhancements to our customers' design cycles and we must maintain compliance with evolving industry standards. Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. If our products are not in compliance with prevailing industry standards, our customers may not incorporate our products into their design strategies.

If our intellectual property licensing strategy is not successful, our licensing revenues may decline.

We intend to license our GPU cores and visual computing patent portfolio to device manufacturers who offer products in markets such as mobile. The extent of the demand to license our GPU cores or other elements of our visual computing patent portfolio is unknown and may be limited. In addition, we may not be able to renew our existing license agreements. In January 2011, we entered into a patent cross licensing agreement under which Intel agreed to pay us an aggregate of $1.50 billion over six years. The final $200.0 million payment under this agreement is scheduled to be received in January 2016, and recognized as revenue into the first quarter of fiscal year 2018. If we are unable to enter into new licensing agreements or renew our existing agreements, and these agreements are not offset by other growth in income, our financial results may be adversely affected.

If our products contain significant defects, we could incur significant expenses to remediate such defects, our reputation could be damaged and we could lose market share.

Our products are complex and may contain defects or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials and/or use within a system. Our products are used by a variety of industries, including the automotive industry. Failure of our products to perform to specifications, or other product defects, could lead to substantial damage to the products we sell directly to customers, the end product in which our device has been integrated by OEMs, ODMs, AIBs and Tier 1 automotive suppliers, and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs, cause us to lose market share, and divert the attention of our engineering personnel from our product development efforts to find and correct the issue. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins and harm our relationships with customers. Also, we may be required to reimburse customers, including our customers' costs to repair or replace products in the field. A product recall, particularly an automotive recall, or a significant number of product returns could be expensive, could damage our reputation, could result in the shifting of business to our competitors and could result in litigation against us such as product liability suits. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel, and harm our business.

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These attacks have occurred on our systems in the past and may occur in the future. Experienced computer programmers, hackers and employees may be able to penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our products. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems.

Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose us, our partners, our customers, third parties or the individuals affected, to a risk of loss or misuse of this information, resulting in litigation and potential liability, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.

We depend on third parties and their technology to manufacture, assemble, test and/or package our products, which reduces our control over product quantity and quality, development, enhancement and product delivery schedule and could harm our business.

We do not manufacture the silicon wafers used for our GPUs and Tegra processors and do not own or operate a wafer fabrication facility. Instead, we are dependent on industry-leading foundries, such as Taiwan Semiconductor Manufacturing Company Limited and Samsung Electronics Co. Ltd., to manufacture our semiconductor wafers using their fabrication equipment and techniques. Similarly, we do not assemble, test or package our products, but instead rely on independent subcontractors, such as Advanced Semiconductor Engineering, Inc., BYD Auto Co., Ltd., Hon Hai Precision Industry Co., Ltd., JSI Logistics, Ltd., King Yuan Electronics Co. and Siliconware Precision Industries Co. Ltd. We do not have long-term commitment contracts with these foundries or subcontractors. As a result, we face several significant risks which could have an adverse effect on our ability to meet customer demands and/or negatively impact our business operations, gross margin, revenue and/or financial results, including:

•	a lack of guaranteed supply of wafers and other components and potential higher wafer and component prices due to supply constraints;

•	a failure by our foundries to procure raw materials or to provide or allocate adequate manufacturing or test capacity for our products;

•
a failure to develop, obtain or successfully implement high quality, leading-edge process technologies, including transitions to smaller geometry process technologies, needed to manufacture our products profitably or on a timely basis;

•
loss of a supplier and additional expense and/or production delays as a result of qualifying a new foundry or subcontractor and commencing volume production or testing in the event of a loss of or a decision to add or change a supplier;

•	a lack of direct control over delivery schedules or product quantity and quality; and

•
delays in product shipments, shortages, a decrease in product quality and/or higher expenses in the event our subcontractors or foundries prioritize our competitors orders over our orders or otherwise.

We also rely on third-party software development tools to assist us in the design, simulation and verification of new products or product enhancements. To bring new products and enhancements to market in a timely manner, we utilize sophisticated and technologically advanced software development tools to complete our design, simulations and verifications. In the past, we have experienced delays in the introduction of products and enhancements as a result of the inability of then available software development tools to fully simulate the complex features and functionalities of our products. In the future, the design requirements necessary to meet consumer demands for more features and greater functionality from our products may exceed the capabilities of available software development tools. If we miss design cycles or lose design wins due to the unavailability of such software development tools, we could lose market share and our revenues could decline.

If our products fail to achieve expected manufacturing yields, our financial results could be adversely impacted and our reputation with our customers may be harmed.

Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, which typically is proprietary to the foundry. Low yields may result from either product design or process technology failure. We do not know whether a yield problem will exist until our design is actually manufactured by the foundry. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield problems may not be identified until well into the manufacturing process and require us and the foundry to cooperate to resolve the problem. Because of our potentially limited access to wafer foundry capacity, any decrease in manufacturing yields could result in higher manufacturing costs and require us to allocate our available product supply among our customers. Lower than expected yields could harm customer relationships, our reputation and our financial results.

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and increase our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults known for seismic activity. In addition, a majority of our principal IT datacenters are located in California, making our operations vulnerable to natural disasters or other business disruptions occurring in this geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Taiwan, China and Korea. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party foundries and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event of a major earthquake or other natural disaster or catastrophic event, our revenue could decline and our business may be harmed.

We receive a significant amount of our revenue from a limited number of customers and our revenue could decline if we lose any of these customers.

We receive a significant amount of our revenue from a limited number of customers. Revenue from significant customers, those representing 10% or more of total revenue, was 11% of our total revenue from one customer in fiscal year 2015, 21% of our total revenue from two customers in fiscal year 2014, and 13% of our total revenue from one customer in fiscal year 2013. The percentage of revenue we receive from our largest customers has fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our GPUs and Tegra processors. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

The loss of any of our large customers or a significant reduction in purchases by them would likely harm our financial condition and results of operations and any difficulties in collecting accounts receivable could harm our operating results and financial condition.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain of our customers to make required payments and obtain credit insurance over the purchasing credit extended to these customers. In the future, we may have to record additional provisions or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results and we may not be able to acquire credit insurance on the credit we extend to these customers or in amounts that we deem sufficient.

Our gross margin depends on a number of factors and changes in any of these factors could adversely affect our gross margin.

Our gross margin for any period depends on a number of factors, including the mix of our products sold, average selling prices, introduction of new products, product transitions, sales discounts, pricing actions by our competitors, the cost of product components and the yield of wafers produced by the foundries that manufacture our products. We are focused on improving our gross margin and if we are not able to control or estimate the impact of the above factors or other factors we do not foresee, our gross margins may be negatively impacted. In addition, gross margins for our Tegra processors are lower than our overall corporate gross margins. If Tegra processors comprise a higher percentage of our future revenue, or if we continue to enter into new business areas with comparatively lower margins, our overall gross margins may decline.

If we fail to estimate customer demand properly our financial results could be harmed.

We manufacture our GPUs and Tegra processors based on estimates of customer demand. In order to have shorter shipment lead times and quicker delivery schedules for our customers, we may build inventories for anticipated periods of growth which do not occur, or may build inventory anticipating demand for a customer’s product that does not materialize. In estimating demand, we make multiple assumptions any of which may prove to be incorrect. Situations that may result in excess or obsolete inventory include:

•	changes in business and economic conditions, including downturns in our target markets and/or overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market;

•	a sudden and significant decrease in demand for our products;

•	a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements;

•	our introduction of new products resulting in lower demand for older products ; or

•	increased competition, including competitive pricing actions.

In addition, the cancellation or deferral of customer purchase orders could result in our holding excess inventory, which could adversely affect our gross margins. In addition, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals. We could be required to write-down our inventory to the lower of cost or market or write-off excess inventory, and we could experience a reduction in average selling prices if we incorrectly forecast product demand, any of which could harm our financial results.

Conversely, if we underestimate our customers' demand for our products, our foundry partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill customers' orders on a timely basis. Even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost-effective or timely manner. If we fail to fulfill our customers' orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be damaged.

We are subject to risks and uncertainties associated with international operations which may harm our business.

We conduct our business worldwide and we have offices in various countries outside of the United States. Our semiconductor wafers are manufactured, assembled, tested and packaged by third parties located outside of the United States and Other Americas. We also generate a significant portion of our revenue from sales to customers outside the United States and Other Americas. Revenue from sales to customers outside of the United States and Other Americas accounted for 75% of total revenue for both fiscal year 2015 and 2014 and 74% of total revenue for fiscal year 2013. The global nature of our business subjects us to a number of risks and uncertainties, including:

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

•	exporting or importing issues related to export or import restrictions, tariffs, quotas and other trade barriers and restrictions;

•	financial risks such as longer payment cycles, difficulty in collecting accounts receivable and foreign exchange rate fluctuations; and

•	increased costs due to imposition of climate change regulations, such as carbon taxes, fuel or energy taxes, and pollution limits.

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

We have in the past and intend to continue to acquire and invest in other businesses that offer products, services and technologies that we believe will help expand or enhance our existing products and business. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products or sell our products, and ultimately could have a negative impact on our growth or our financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	diversion of capital and other resources, including management's attention;

•	assumption of liabilities;

•	incurring amortization expenses, impairment charges to goodwill or write-downs of acquired assets;

•	potential failure of our due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things; and

•
impairment of relationships with employees, vendors and customers, or the loss of any of our key employees, vendors or customers or our target's key employees, vendors or customers, as a result of our acquisition or investment.

Risks Related to Regulatory, Legal, Our Common Stock and Other Matters

Actions to adequately protect our intellectual property rights, such as litigation to defend against alleged infringement of intellectual property rights or to enforce our intellectual property rights, could result in substantial costs to us and our ability to compete could be harmed if we fail to take such actions or are unsuccessful in doing so.

We rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements, and the laws of the countries in which we operate to protect our intellectual property in the United States and internationally. The laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes the possibility of piracy of our technology and products more likely. We continuously assess whether and where to seek formal protection for existing and new innovations and technologies, but cannot be certain whether our applications for such protections will be approved, and, if approved, whether we will be able to enforce such protections.

We have in the past and may in the future become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by us, our employees or parties that we have agreed to indemnify for certain claims of infringement. An unfavorable ruling in any such intellectual property related litigation could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

We may commence litigation or other legal proceedings in order to protect our intellectual property rights. Such proceedings may increase our operating expenses, which could negatively impact our operating results. Further, we could be subject to countersuits as a result of our initiation of litigation. For example, in September 2014, we filed complaints against Qualcomm, Inc. and various Samsung entities with both the ITC and the United States District Court for the District of Delaware for infringement of seven patents relating to graphics processing. In November 2014, various Samsung entities filed a complaint against us and Velocity Micro for alleged infringement of Samsung’s patents. If infringement claims are made against us or our products are found to infringe a third parties' patent or intellectual property, we or one of our indemnitees may have to seek a license to the third parties' patent or other intellectual property rights. However, we may not be able to obtain licenses at all or on terms acceptable to us particularly from our competitors. If we or one of our indemnitees is unable to obtain a license from a third party for technology that we use or that is used in one of our products, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products. We may also have to make royalty or other payments, or cross license our technology. If these arrangements are not concluded on commercially reasonable terms, our business could be negatively impacted. Furthermore, the indemnification of a customer or other indemnitee may increase our operating expenses which could negatively impact our operating results.

Our operating results have in the past fluctuated and may in the future fluctuate, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.

Our operating results have in the past fluctuated and may in the future continue to fluctuate due to numerous factors. For example, our operating expenses represent a significant portion of total revenue and are largely independent of revenue in any particular period. In particular, our research and development expenses reflect multi-year commitments to the development of new products and enhancements that will not result in revenue, if any, until future periods. Therefore, investors should not rely on quarterly comparisons of our results of operations as an indication of our future performance.

Factors that could affect our results of operations in the future include:

•	demand and market acceptance for our products and/or our customers’ products;

•	the successful development and volume production of our next-generation products;

•	our inability to adjust spending to offset revenue shortfalls due to multi-year development cycle for some of our products and services;

•	new product announcements or product introductions by our competitors;

•	our introduction of new products in accordance with OEMs’ design requirements and design cycles;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products;

•	the level of growth or decline of the PC industry in general;

•	seasonal fluctuations associated with the PC and consumer products market;

•	contraction in automotive and consumer end-market demand due to adverse regional or worldwide economic conditions;

•	slower than expected growth of demand for new technologies;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields;

•	our ability to reduce the manufacturing costs of our products;

•	competitive pressures resulting in lower than expected average selling prices;

•	product rates of return in excess of that forecasted or expected due to quality issues;

•	rescheduling or cancellation of customer orders;

•	the loss of a significant customer;

•	substantial disruption in the operations of our foundries or other third-party subcontractors, as a result of a natural disaster, equipment failure, terrorism or other causes;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products, including memory devices;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs or write-offs;

•	legal and other costs related to defending intellectual property and other types of lawsuits;

•	availability of software and technology licenses at commercially reasonable terms for the continued sale or development of new products;

•	customer bad debt write-offs;

•	changes in our effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, applicable tax laws or interpretations of tax laws;

•	any unanticipated costs associated with environmental liabilities;

•	unexpected costs related to our ownership of real property;

•	costs to comply with new government regulations, such as the SEC’s conflict mineral regulations, and regulatory enforcement actions;

•	costs to maintain effective internal control over financial reporting;

•	our inability to forecast changes in financial accounting standards or interpretations of existing standards; and

•	general macroeconomic events and factors affecting the overall semiconductor industry.

Any one or more of the factors discussed above could prevent us from achieving our expected future financial results. Any such failure to meet our expectations or the expectations of our investors or security analysts could cause our stock price to decline or experience substantial price volatility and, as a result, investors may suffer losses.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been in the past, and may be in the future, the target of securities litigation. Such lawsuits generally result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

The exercise of warrants issued to Goldman, Sachs & Co. concurrently with our 1.00% Notes would, and the conversion of our 1.00% Notes could, dilute the ownership interest of our existing shareholders.

The warrants issued concurrently with our 1.00% Notes will be deemed to be automatically exercised on certain dates between March 2019 and June 2019, unless Goldman, Sachs & Co. notifies us otherwise. Any issuance by us of additional shares to Goldman, Sachs & Co. upon exercise of the warrants will dilute the ownership interest of our existing shareholders. In addition, the conversion of our 1.00% Notes will dilute the ownership interests of our existing shareholders and could have a dilutive effect on our net income per share to the extent that the price of our common stock exceeds the conversion price of the 1.00% Notes. Any sales in the public market by Goldman, Sachs & Co. of our common stock upon exercise of the warrants or sales in the public market of our common stock issuable upon conversion of the 1.00% Notes could adversely affect prevailing market prices of our common stock.

Delaware law and provisions in our certificate of incorporation, our bylaws and our agreement with Microsoft Corporation could delay or prevent a change in control.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested shareholder for a period of three years after the person becomes an interested shareholder, even if a change of control would be beneficial to our existing shareholders. In addition, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of our Board of Directors to create and issue preferred stock without prior shareholder approval;

•	the prohibition of shareholder action by written consent;

•	advance notice requirements for director nominations and shareholder proposals;

•	the ability of our Board of Directors to increase or decrease the number of directors without shareholder approval;

•	a super-majority voting requirement to amend some provisions in our certificate of incorporation and bylaws;

•	the inability of our shareholders to call special meetings of shareholders; and

•	the ability of our Board of Directors to make, amend or repeal our bylaws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters complex is located in Santa Clara, California. It includes eight leased commercial buildings totaling 887,993 square feet and real property that we own, which consists of twelve commercial buildings on 36 acres of land. We expect to eventually build a new corporate headquarters campus on this owned property. However, during fiscal year 2014 we leased and occupied an office building within the boundaries of our Santa Clara campus that balanced the workspace needs for our Santa Clara staff and provided us the opportunity to delay the start of the new campus building and refine our design to further optimize for functionality and cost. In addition, we also lease datacenter space in Santa Clara.

Outside of Santa Clara, we lease space in Austin, Texas and a number of regional facilities in other U.S. locations, which are used as research and development centers and/or sales and administrative offices. Outside of the United States, we own a building in Hyderabad, India, which is being used primarily as a research and development center. We also lease facilities in various international locations as research and development centers and/or sales and administrative offices. These leased facilities are located primarily in Asia and Europe.

We believe that we currently have sufficient facilities to conduct our operations for the next twelve months. For additional information regarding obligations under leases, see Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K under the subheading “Lease Obligations,” which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

Please see Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol NVDA. Public trading of our common stock began on January 22, 1999. Prior to that, there was no public market for our common stock. As of March 6, 2015, we had approximately 349 registered shareholders, not including those shares held in street or nominee name. The following table sets forth for the periods indicated the high and low sales price for our common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Fiscal year ending January 31, 2016
First Quarter (through March 6, 2015)	$22.90	$18.94
Fiscal year ended January 25, 2015
Fourth Quarter	$21.25	$18.27
Third Quarter	$20.15	$16.77
Second Quarter	$19.73	$17.71
First Quarter	$19.46	$15.32
Fiscal year ended January 26, 2014
Fourth Quarter	$16.44	$14.52
Third Quarter	$16.10	$13.11
Second Quarter	$15.48	$13.37
First Quarter	$13.50	$12.04

Dividend Policy

On November 8, 2012, we announced the initiation of a quarterly cash dividend program. The initial quarterly dividend was $0.075 per share, or $0.30 per share on an annual basis, which was subsequently increased on November 7, 2013 by 13% to a quarterly dividend of $0.085 per share, or $0.34 per share on an annual basis. In fiscal years 2015 and 2014, we paid $186.5 million and $181.3 million, respectively, in cash dividends to our common shareholders.

Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends. In fiscal year 2015, based upon our earnings and profits, 50% of our dividend payments were considered qualified dividends and 50% of our dividend payments were considered to be a return of capital for U.S. federal income tax purposes. It is possible that a portion of our dividend payments in fiscal year 2016 may be considered a return of capital for U.S. federal income tax purposes.

Issuer Purchases of Equity Securities

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Most recently, in November 2013, the Board extended the previously authorized repurchase program through January 2016 and authorized an additional $1.00 billion for an aggregate of $3.70 billion under the repurchase program. Through January 25, 2015, we have repurchased an aggregate of 205.6 million shares under our share repurchase program for a total cost of $3,265.2 million. As of January 25, 2015, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $434.8 million through January 2016. In November 2014, we announced our intention to return approximately $600.0 million to shareholders in fiscal year 2016 in the form of share repurchases and cash dividends.

The repurchases will be made from time to time in the open market, in privately negotiated transactions, or in structured share repurchase programs, and may be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate NVIDIA to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. As part of our share repurchase program, we have entered into, and we may continue to enter into, structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front payment in exchange for the right to receive a fixed number of shares of our common stock upon execution of the agreement, and a potential incremental number of shares of our common stock, within a pre-determined range, at the end of the term of the agreement.
The following table presents details of our share repurchase transactions during the three months ended January 25, 2015 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 27, 2014 - November 23, 2014	—	—	—	$438.4
November 24, 2014 - December 21, 2014	0.2	$19.86	0.2	$434.8
December 22, 2014 - January 25, 2015	—	—	—	$434.8
Total	0.2	$19.86	0.2
In December 2014, we repurchased in the open market 0.2 million shares for $3.6 million at an average price of $19.86 per share.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit, or RSU, and performance stock unit, or PSU, awards under our equity incentive program.  During fiscal year 2015, we withheld approximately 2.3 million shares at a total cost of $43.7 million through net share settlements.  Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further discussion regarding our equity incentive plans.

Stock Performance Graphs
The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index and the S&P Semiconductors Index for the five years ended January 25, 2015. The graph assumes that $100 was invested on January 31, 2010 in our common stock and in each of the S&P 500 Index and the S&P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

*$100 invested on 1/31/10 in stock and in indices, including reinvestment of dividends.
The S&P 500 index and S&P Semiconductor Select Industry index are proprietary to and are calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use. S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. © 2015 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

	1/31/2010	1/30/2011	1/29/2012	1/27/2013	1/26/2014	1/25/2015
NVIDIA Corporation	$100.00	$154.39	$96.88	$81.12	$103.61	$139.28
S&P 500	$100.00	$122.18	$127.34	$148.70	$180.70	$206.41
S&P Semiconductors	$100.00	$130.50	$138.76	$124.79	$160.36	$207.78

The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index and the S&P Semiconductors Index for the ten years ended January 25, 2015. The graph assumes that $100 was invested on January 30, 2005 in our common stock and in each of the S&P 500 Index and the S&P Semiconductors Index. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

*$100 invested on 1/30/05 in stock or in indices, including reinvestment of dividends.
The S&P 500 index and S&P Semiconductor Select Industry index are proprietary to and are calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use. S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. © 2015 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

	1/30/2005	1/29/2006	1/28/2007	1/27/2008	1/25/2009	1/31/2010	1/30/2011	1/29/2012	1/27/2013	1/26/2014	1/25/2015
NVIDIA Corporation	$100.00	$202.14	$275.09	$327.14	$101.09	$201.79	$311.54	$195.50	$163.70	$209.07	$281.05
S&P 500	$100.00	$110.37	$126.39	$123.46	$75.77	$100.88	$123.26	$128.46	$150.02	$182.30	$208.23
S&P Semiconductors	$100.00	$115.62	$108.86	$101.45	$60.82	$95.46	$124.59	$132.46	$119.13	$153.09	$198.36

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the fiscal years ended January 25, 2015, January 26, 2014 and January 27, 2013 and the consolidated balance sheet data as of January 25, 2015 and January 26, 2014 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We operate on a 52- or 53-week year, ending on the last Sunday in January.  Fiscal years 2015, 2014, 2013, 2012 and 2011 were 52-week years.

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011 (A,B)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$4,681,507	$4,130,162	$4,280,159	$3,997,930	$3,543,309
Income from operations	$758,989	$496,227	$648,239	$648,299	$255,747
Net income	$630,587	$439,990	$562,536	$581,090	$253,146
Net income per share:
Basic	$1.14	$0.75	$0.91	$0.96	$0.44
Diluted	$1.12	$0.74	$0.90	$0.94	$0.43
Weighted average shares used in per share computation:
Basic	552,319	587,893	619,324	603,646	575,177
Diluted	563,068	594,517	624,957	616,371	588,684

	Year Ended
	January 25, 2015 (C)	January 26, 2014 (C,D)	January 27, 2013 (C)	January 29, 2012 (E)	January 30, 2011
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$4,623,339	$4,671,810	$3,727,883	$3,129,576	$2,490,563
Total assets	$7,201,368	$7,250,894	$6,412,245	$5,552,928	$4,495,246
Long-term debt	$1,384,342	$1,356,375	$—	$—	$—
Capital lease obligations, less current portion	$14,086	$17,500	$18,998	$21,439	$23,389
Total shareholders’ equity	$4,417,982	$4,456,398	$4,827,703	$4,145,724	$3,181,462
Cash dividends declared and paid per common share	$0.340	$0.310	$0.075	$—	$—

(A)
We recorded a net warranty charge of $193.9 million during fiscal year 2011 towards the repair and replacement of products arising from a weak die/packaging material set used in certain versions of our previous generation MCP and GPU products.

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

(D)	On December 2, 2013, we issued $1.5 billion aggregate principal amount of 1.00% Convertible Senior Notes due 2018.

(E)	On June 10, 2011, we completed the acquisition of Icera, Inc. for total cash consideration of $352.2 million, and recorded goodwill of $271.2 million.

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

Overview

Our Company and Our Businesses

NVIDIA is dedicated to advancing visual computing, enabling individuals to interact with digital ideas, data and entertainment with an ease and efficiency unmatched by any other communication medium.

Our business model has three elements: creating NVIDIA-branded products and services, offering our processors to original equipment manufacturers, or OEMs, and licensing our intellectual property. NVIDIA-branded products and services are visual computing platforms that address four large markets: Gaming, Enterprise, High Performance Computing & Cloud, and Automotive.

Our two business segments - GPU and Tegra Processor - are based on a single underlying graphics architecture. In addition to the two reporting segments, the “All Other” category primarily includes licensing revenue from our patent cross licensing agreement with Intel, which we expect to recognize through March 2017.

GPUs, the engines of visual computing, are among the world's most complex processors. Our GPU product brands aimed at specialized markets include GeForce for gamers; Quadro for designers; Tesla for researchers, deep learning and big-data analysts; and GRID for cloud-based visual computing users.

We also integrate our GPUs into tiny mobile chips called system-on-a-chip (SOC) processors, which power tablets, and automotive infotainment and safety systems. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Tegra conserves power while delivering state-of-the-art graphics and multimedia processing.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

GPU Business

During fiscal year 2015, we announced and shipped GeForce GPUs based on our new Maxwell architecture and we surpassed fifty million installations of our GeForce Experience client, which provides game-ready drivers, optimized play settings, and streaming and sharing of gameplay. We also disclosed the first details of our Pascal GPU architecture, which will succeed Maxwell. Pascal is expected to feature 3D memory and NVLink interconnect technology.

Quadro professional graphics continue to maintain market leadership. We refreshed our Quadro product lineup during fiscal year 2015 and also extended our product lineup to include Maxwell-based GPUs.

We extended our reach in accelerated datacenter computing, with the world’s fifteen most highly-efficient supercomputers all utilizing our Tesla GPUs. We continued to expand our reach in the big data analytics market, with IBM announcing future support for GPU acceleration in its IBM DB2 with BLU acceleration. We launched our Tesla K80 dual-GPU accelerator, which is designed to power a wide range of machine learning, data-analytics and high performance computing applications. In addition, we announced that our Tesla GPUs will power the U.S. Department of Energy’s next-generation supercomputers in conjunction with our NVIDIA NVLink high-speed interconnect technology. These systems are to be deployed at Oak Ridge and Lawrence Livermore National Laboratories and will serve scientists to accelerate their research.

We announced that NVIDIA GRID technology will be available on the VMware Horizon DaaS Platform to deliver 3D graphics on virtualized desktops and applications delivered through the cloud, partnered with VMware on a customer access program for NVIDIA GRID with companies like Airbus, CH2M Hill, MetroHealth and Halliburton, and announced that the new version of VMware’s virtualization suite, VMware Horizon 6, includes the capability to deliver scalable, virtualized 3D graphics enabled by NVIDIA GRID vGPU. NVIDIA GRID graphics virtualization continued to gain momentum as more companies come forward to experience cloud-based GPU-accelerated virtual desktops through our “Try GRID” online demonstration.

Tegra Processor Business

During fiscal year 2015, we expanded our SHIELD family of gaming devices, adding the SHIELD tablet and SHIELD wireless controller to the product family that also includes the SHIELD portable. We also launched our GRID On-Demand Streaming Service, providing it free for SHIELD users through June 30, 2015.

We announced the NVIDIA Tegra X1 mobile processor, a 256-core Maxwell architecture-based mobile super chip with over one teraflops of computing power. Our Tegra K1 processor was featured in Google’s Nexus 9 and Project Tango tablets, in NVIDIA's SHIELD tablet and in Chromebooks made by Acer and HP, and was one of the first processors to support Android TV. Tegra K1 was also included in our launch of Jetson TK1, a development platform aimed at automotive, robotics, defense and embedded applications.

In automotive, we launched NVIDIA DRIVE automotive computers - a computing platform for advanced driver assistance systems and digital cockpits that could enable auto-piloted cars and run state of the art infotainment systems. NVIDIA DRIVE is powered by the Tegra X1. We also announced that many automobile manufacturers were shipping various new models with infotainment systems powered by NVIDIA, including the BMW i8 and i3, the Volkswagen Golf and Passat, and the Honda Civic, Civic Tourer and CR-V.

Capital Return to Shareholders

During fiscal year 2015, we repurchased 44.4 million shares of our common stock for $813.6 million and paid $186.5 million in cash dividends. As a result, we returned $1.00 billion to shareholders during fiscal year 2015 in the form of share repurchases and dividend payments.

On November 6, 2014 we announced our intention to return approximately $600.0 million to our shareholders in fiscal year 2016 through a combination of share repurchases and cash dividends. On February 11, 2015, we declared that we would pay our next quarterly cash dividend of $0.085 per share on March 19, 2015, to all shareholders of record on February 26, 2015.

Please refer to Note 14 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Litigation

In September 2014, we filed lawsuits against Qualcomm, Inc. and various Samsung entities in the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for using our GPU patents without a license. On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia. The complaint alleges that NVIDIA infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. On December 19, 2014, Samsung filed an amended, longer complaint but asserting the same claims against NVIDIA.

Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, income taxes, goodwill, cash equivalents and marketable securities, stock-based compensation, and litigation, investigation and settlement costs and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

For sales to certain distributors with rights of return for which the level of returns cannot be reasonably estimated, our policy is to defer recognition of revenue and related cost of revenue until the distributors resell the product and, in some cases, when customer return rights lapse.

Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and accrue for 100% of the potential rebates and do not apply a breakage factor. While we have a long history of rebate arrangements with OEMs, we believe we are unable to apply our historical experience to reliably estimate the amount of rebates that will eventually be claimed by individual OEMs. In such cases, the OEMs may not be our direct customers and therefore the quantity and mix of demand they place on their CEMs/ODMs may shift as we introduce new generations and iterations of products and as we experience changes in new competitor offerings. In addition, we typically find that approximately 95% of the rebates we accrue each year are eventually claimed, which is substantially close to 100%, and that this percentage varies by program and by customer. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Rebates typically expire six months from the date of the original sale, unless we reasonably believe that the customer intends to claim the rebate. Unclaimed rebates are reversed to revenue, the amount of which typically represents approximately 0.5% of total revenue.

Our customer programs also include marketing development funds, or MDFs. MDFs represent monies paid to retailers, system builders, OEMs, distributors, add-in card partners and other channel partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products. Depending on market conditions, we may take actions to increase amounts offered under customer programs, possibly resulting in an incremental reduction of revenue at the time such programs are offered. We account for MDFs as a reduction of revenue and apply a breakage factor to certain types of MDF program accruals for which we believe we can make a reasonable and reliable estimate of the amount that will ultimately be unclaimed.

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

Please refer to Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

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

Charges to cost of sales for inventory provisions totaled $59.4 million, $50.1 million and $89.9 million for fiscal years 2015, 2014 and 2013, unfavorably impacting our gross margin by 1.3%, 1.2% and 2.1%, respectively. Sales of inventory that was previously written-off or written-down totaled $32.4 million, $43.4 million and $53.7 million for fiscal years 2015, 2014 and 2013, favorably impacting our gross margin by 0.7%, 1.1% and 1.3%, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 0.6%, 0.1% and 0.8% in fiscal years 2015, 2014 and 2013, respectively.

During fiscal years 2015, 2014 and 2013, the charges we took to cost of sales for inventory provisions were primarily related to the write-off of excess quantities of GPU and Tegra Processor products whose inventory levels were higher than our updated forecasts of future demand for those products. As a fabless semiconductor company, we must make commitments to purchase inventory based on forecasts of future customer demand. In doing so, we must account for our third-party manufacturers' lead times and constraints. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.

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

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States, or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements accordingly.

As of January 25, 2015, we had a valuation allowance of $261.0 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Goodwill

Goodwill is subject to our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist, using either a qualitative or a quantitative assessment.  Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.  We have identified two reporting units, GPU and Tegra Processor, for the purposes of completing our goodwill analysis. Goodwill assigned to these reporting units as of January 25, 2015 was $209.7 million and $408.5 million, respectively. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. We also make judgments and assumptions in allocating assets and liabilities to each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

During the fourth quarter of fiscal year 2015, we elected to use the quantitative assessment to test goodwill for impairment for each reporting unit. In applying the fair value based test of each reporting unit, the results from the income approach and the market approach were equally weighted. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal or residual values, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business.

When performing an income approach valuation, we incorporate the use of projected financial information and a discount rate that are developed using market participant based assumptions to our discounted cash flow model. Our estimates of discounted cash flow were based upon, among other things, certain assumptions about our expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Our estimates may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flow involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that we utilize represent the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. Significant differences between our estimates and actual cash flow could materially affect our future financial results, which could impact our future estimates of the fair value of our reporting units.

During the fourth quarter of fiscal year 2015, we concluded that there was no impairment of our goodwill. The fair value of our GPU reporting unit significantly exceeded its carrying value and the fair value of our Tegra Processor reporting unit exceeded its carrying value by 21%. As such, even if we applied a hypothetical 10% decrease to the fair value of each reporting unit, it still would not have resulted in the fair value of our reporting units being less than their carrying values. As an overall test of the reasonableness of estimated fair values of our reporting units, we reconciled the combined fair value estimates of our reporting units to our market capitalization as of the valuation date. The reconciliation confirmed that the fair values were relatively representative of the market views when applying a reasonable control premium to the market capitalization. However, any significant reductions in the actual amount of future cash flows realized by our reporting units, reductions in the value of market comparables, or reductions in our market capitalization could impact future estimates of the fair values of our reporting units. Such events could ultimately result in a charge to our earnings in future periods due to the potential for a write-down of the goodwill associated with our reporting units.

In particular, the fair value of our Tegra reporting unit exceeded its carrying value by approximately 21%. The fair value of this reporting unit was assessed using a combination of income and market approaches. The underlying assumptions we used in assessing the fair value of the Tegra reporting unit include, but are not limited to, assumptions around future revenue growth rates, gross margins, operating expense investment levels, overall market growth rates, our market share of the overall market, and the appropriate discount rates to apply to future cash flows. If the actual future results of the Tegra reporting unit do not achieve the levels we estimated in assessing its fair value, the fair value of the Tegra reporting unit could decline. A future decline in the fair value of the Tegra reporting unit could result a charge to our earnings as a result of a write-down of the value of the goodwill associated with that reporting unit.

Our next annual evaluation of the goodwill by reporting unit will be performed during the fourth quarter of fiscal year 2016, or earlier if indicators of potential impairment exist. Such indicators include, but are not limited to, challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions. Such conditions could have the effect of changing one of the critical assumptions or estimates we use to calculate the fair value of our reporting units, which could result in a decrease in fair value and require us to record goodwill impairment charges.

Cash Equivalents and Marketable Securities

Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.  Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased.

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets. Our available-for-sale securities are classified as having Level 2 inputs. Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian. Most of our cash equivalents and marketable securities are valued based on Level 2 inputs. We did not have any investments classified as Level 3 as of January 25, 2015.

All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments.

If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. In these situations, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is more likely than not that we will not be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings.

We performed an impairment review of our investment portfolio as of January 25, 2015. We concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available-for-sale investments as of January 25, 2015.

Stock-based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units, or PSUs, and our employee stock purchase plan, or ESPP.

During fiscal year 2015, we shifted away from granting stock options and toward granting RSUs and PSUs to reflect changing market trends for equity incentives at our peer companies. The number of PSUs that will ultimately vest is contingent on the Company’s level of achievement compared with the corporate financial performance target established by our Compensation Committee in the beginning of each fiscal year. The number of shares of our stock to be received at vesting ranges from 0% to 200% of the target amount.

We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of RSUs and PSUs. The compensation expense for RSUs is recognized using a straight-line attribution method over the requisite employee service period, while compensation expense for PSUs is recognized using an accelerated amortization model. We estimate the fair value of shares to be issued under our ESPP using the Black-Scholes model at the commencement of an offering period in March and September of each year. Stock-based compensation for our ESPP is expensed using an accelerated amortization model.

Our RSU and PSU awards are not eligible for cash dividends prior to vesting; therefore, the fair value of RSUs and PSUs is discounted by the dividend yield. Additionally, we estimate forfeitures annually based on historical experience and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. If factors change, the compensation expense that we record under these accounting standards may differ significantly from what we have recorded in the current period.

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

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue	44.5	45.1	48.0
Gross profit	55.5	54.9	52.0
Operating expenses:
Research and development	29.0	32.3	26.8
Sales, general and administrative	10.3	10.5	10.1
Total operating expenses	39.3	42.8	36.9
Income from operations	16.2	12.1	15.1
Interest income	0.6	0.4	0.5
Interest expense	(1.0)	(0.3)	(0.1)
Other income (expense), net	0.3	0.2	(0.1)
Income before income taxes	16.1	12.4	15.4
Income tax expense	2.6	1.7	2.3
Net income	13.5%	10.7%	13.1%

Revenue

	Year Ended				Year Ended
	January 25, 2015	January 26, 2014	$ Change	% Change	January 26, 2014	January 27, 2013	$ Change	% Change
	(In millions)				(In millions)
GPU	$3,838.9	$3,468.1	$370.8	11%	$3,468.1	$3,251.7	$216.4	7%
Tegra Processor	578.6	398.0	180.6	45%	398.0	764.4	(366.4)	(48)%
All Other	264.0	264.0	—	—%	264.0	264.0	—	—%
Total	$4,681.5	$4,130.1	$551.4	13%	$4,130.1	$4,280.1	$(150.0)	(4)%

Revenue was $4.68 billion, $4.13 billion and $4.28 billion for fiscal years 2015, 2014 and 2013, respectively. A discussion of our revenue results for each of our reporting segments and the All Other category is as follows:

GPU Business. GPU business revenue increased by 11% in fiscal year 2015 compared to fiscal year 2014. This increase was due primarily to higher revenue from GeForce GTX GPUs and associated memory for gaming, reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from Tesla for accelerated datacenter computing increased due to large project wins with cloud service providers and revenue from our NVIDIA GRID virtualization products also increased as this platform gained momentum. Revenue from GPU products for mainstream PC OEMs declined compared to last year.

GPU business revenue increased by 7% in fiscal year 2014 compared to fiscal year 2013. This increase was largely attributable to strength in our high-end GeForce GTX GPUs driven by gaming market segment demand. The GPU business also benefited from higher sales of Tesla accelerated datacenter computing and Quadro enterprise products in fiscal year 2014. Offsetting these growth areas were declines in the overall market for mainstream desktop PCs and notebooks, which contributed to lower unit volumes of our mainstream GeForce GPUs.

Tegra Processor Business.  Tegra Processor business revenue increased by 45% in fiscal year 2015 compared to fiscal year 2014. This increase was driven by higher sales of Tegra products serving automotive infotainment systems, smartphones and tablet devices, and the onset of SHIELD tablet sales in fiscal year 2015.

Tegra Processor business revenue decreased by 48% in fiscal year 2014 compared to fiscal year 2013. This decrease was primarily due to lower sales of our previous generation Tegra 3-based products for smartphones and tablet devices. Additionally, sales of our embedded products for entertainment devices and revenue from license fees related to game consoles also decreased during fiscal year 2014. These decreases were partially offset by increased sales of Tegra 4-based products for smartphones and tablet devices, as well as for automotive infotainment systems.

All Other. License revenue from the patent cross licensing arrangement we entered into with Intel in January 2011 was flat at $264.0 million for fiscal years 2015, 2014 and 2013.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 75% of total revenue for both fiscal years 2015 and 2014, and 74% of total revenue for fiscal year 2013. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Revenue:
Customer A	11%	11%	13%
Customer B	9%	10%	9%

Gross Profit and Gross Margin

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions and shipping costs. Cost of revenue also includes development costs for license and service arrangements and stock-based compensation related to personnel associated with manufacturing.

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

Our overall gross margin was 55.5%, 54.9% and 52.0% for fiscal years 2015, 2014 and 2013, respectively. The increase over these fiscal years was driven primarily by a richer product mix in our GPU business, partially offset by lower Tegra business margins.

Charges to cost of sales for inventory provisions totaled $59.4 million, $50.1 million and $89.9 million for fiscal years 2015, 2014 and 2013, unfavorably impacting our gross margin by 1.3%, 1.2% and 2.1%, respectively. Sales of inventory that was previously written-off or written-down totaled $32.4 million, $43.4 million and $53.7 million for fiscal years 2015, 2014 and 2013, favorably impacting our gross margin by 0.7%, 1.1% and 1.3%, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 0.6%, 0.1% and 0.8% in fiscal years 2015, 2014 and 2013, respectively.

A discussion of our gross margin results for each of our reporting segments is as follows:

GPU Business. The gross margin of our GPU business increased during fiscal year 2015 when compared to fiscal year 2014 due to richer product mix resulting from strong sales of high-end GeForce GTX GPU products based on our Maxwell architecture and the volume increase in our Tesla accelerated computing products. The increase in fiscal year 2014 when compared to fiscal year 2013 was primarily due to a combination of a richer product mix of our high-end GeForce GTX GPU, Tesla high performance computing, and Quadro professional workstation products. Lower inventory provisions for excess inventory in fiscal year 2014 also contributed to the increase.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased during fiscal year 2015 when compared to fiscal year 2014, and during fiscal year 2014 when compared to fiscal year 2013. These decreases were driven primarily by a combination of an overall decline in margins of our Tegra products and a less rich mix between tablet products, which have had higher gross margins, and smartphone and automotive module products, which have had comparably lower gross margins.

Operating Expenses

	Year Ended				Year Ended
	January 25, 2015	January 26, 2014	$ Change	% Change	January 26, 2014	January 27, 2013	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$1,359.7	$1,335.8	$23.9	2%	$1,335.8	$1,147.3	$188.5	16%
Sales, general and administrative expenses	480.8	435.7	45.1	10%	435.7	430.8	4.9	1%
Total operating expenses	$1,840.5	$1,771.5	$69.0	4%	$1,771.5	$1,578.1	$193.4	12%
Research and development as a percentage of net revenue	29.0%	32.3%			32.3%	26.8%
Sales, general and administrative as a percentage of net revenue	10.3%	10.5%			10.5%	10.1%

Research and Development

Research and development expenses remained relatively flat during fiscal year 2015 compared to fiscal year 2014. Compensation and benefits increased by $56.5 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Offsetting this increase was a $38.9 million decrease in engineering development expenses.

Research and development expenses increased by 16% in fiscal year 2014 compared to fiscal year 2013. Compensation and benefits increased by $101.9 million resulting from employee additions, employee compensation increases and related costs. The growth in engineering employees also drove an increase in facilities and IT support expense of $34.6 million, purchases of computer and software supplies of $14.1 million and depreciation and amortization of $11.0 million. In addition, engineering development expenses increased by $23.2 million, primarily related to the ramp up of Tegra products.

Sales, General and Administrative

Sales, general and administrative expenses increased by 10% in fiscal year 2015 compared to fiscal year 2014. Compensation and benefits increased by $53.7 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Facilities costs increased by $10.3 million as we expanded our offices internationally and leased an office building within the boundaries of our main Santa Clara campus. Offsetting these increases were a decrease in outside professional fees of $8.8 million as well as more favorable international taxes and government subsidies.

Sales, general and administrative expenses remained relatively flat during fiscal year 2014 compared to fiscal year 2013. Compensation and benefits increased by $37.9 million resulting from employee additions, employee compensation increases and related costs. Offsetting this increase were the absence of both a $20.1 million charge for a charitable contribution and a charge of $3.1 million for a class action settlement that we recorded in fiscal year 2013.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in the fourth quarter of fiscal year 2014.

Interest income was $28.1 million, $17.1 million and $19.9 million in fiscal years 2015, 2014 and 2013, respectively. The increase in fiscal year 2015 compared to fiscal year 2014 was primarily due to higher average cash balances as we invested the proceeds from the convertible notes we issued in December 2013 in interest bearing securities. The decrease in fiscal year 2014 compared to fiscal year 2013 was primarily due to the result of lower average cash balances as we liquidated a portion of our investment portfolio to fund an accelerated share repurchase transaction during the second quarter of fiscal year 2014.

Interest expense was $46.1 million, $10.4 million and $3.3 million in fiscal years 2015, 2014 and 2013, respectively. The increases in fiscal years 2015 and 2014 compared to fiscal years 2014 and 2013, respectively, were primarily due to coupon interest and debt discount amortization related to the convertible notes we issued in December 2013.

Other Income and Expense

Other income and expense primarily consists of realized gains and losses from the sale of marketable securities, sales or impairments of investments in non-affiliated companies, and the impact of changes in foreign currency rates.

Net other income (expense) was $13.9 million, $7.4 million and $(2.8) million in fiscal years 2015, 2014 and 2013, respectively. The increase for fiscal year 2015 compared to fiscal year 2014 was primarily due to a gain from the sale of a non-affiliated investment, partially offset by the recognition of an impairment loss of a non-affiliated investment during the second quarter of fiscal year 2015 and losses from foreign currency remeasurement. The increase in other income for fiscal year 2014 compared to fiscal year 2013 was primarily due to an increase in gains from foreign currency remeasurements and a gain from the sale of a non-affiliated investment.

Income Taxes

We recognized income tax expense of $124.2 million, $70.3 million and $99.5 million during fiscal years 2015, 2014 and 2013, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 16.5%, 13.8%, and 15.0% in fiscal years 2015, 2014 and 2013, respectively. The difference in the effective tax rates amongst the three years was primarily due to an increase in the amount of earnings subject to United States tax in fiscal year 2015 and a higher percentage of research tax credit benefit in fiscal year 2014.

Our effective tax rate on income before tax for the fiscal years was lower than the United States federal statutory rate of 35% due to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower, favorable recognition of the U.S. federal research tax credit and release of tax reserves as a result of the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	January 25, 2015	January 26, 2014
	(In millions)
Cash and cash equivalents	$496.7	$1,151.6
Marketable securities	4,126.7	3,520.2
Cash, cash equivalents, and marketable securities	$4,623.4	$4,671.8

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(In millions)
Net cash provided by operating activities	$905.7	$835.1	$824.2
Net cash (used in) investing activities	$(727.0)	$(805.9)	$(744.0)
Net cash (used in) provided by financing activities	$(833.5)	$389.6	$(15.3)

As of January 25, 2015, we had $4.62 billion in cash, cash equivalents and marketable securities, a decrease of $48.5 million from the end of fiscal year 2014. Our portfolio of cash equivalents and marketable securities is managed on our behalf by several financial institutions which are required to follow our investment policy, which requires the purchase of high grade investment securities, the diversification of asset types and includes certain limits on our portfolio duration.

Cash provided by operating activities increased in fiscal year 2015 compared to fiscal year 2014 primarily due to higher net income from revenue growth and contained operating expenses, partially offset by an increase in inventories resulting from the introduction of newly launched Maxwell-based GPUs and certain Tegra SOCs and SHIELD devices, and an increase in accounts receivable. Cash provided by operating activities increased slightly in fiscal year 2014 compared to fiscal year 2013 primarily due to a decrease in operating assets offset by a decrease in net income. The decrease in operating assets was driven mainly by a combination of a decrease in accounts receivable, resulting from strong collections and linear monthly shipments in the fourth quarter of fiscal year 2014, and a decrease in inventories.

Cash used in investing activities for fiscal year 2015 decreased from fiscal year 2014 primarily due to lower purchases of property and equipment and intangible assets. Cash used in investing activities for fiscal year 2014 increased from fiscal year 2013 driven primarily by capital expenditures in fiscal year 2014 for new technology licenses and leasehold improvements at our facilities in various locations.

Cash used in financing activities in fiscal year 2015 resulted primarily from our repurchase of $813.6 million of shares of our common stock and our cash dividend payments totaling $186.5 million. These uses of cash were offset by cash proceeds of $153.5 million from common stock issued under our employee stock plans. Cash provided by financing activities increased in fiscal year 2014 due primarily to the net proceeds of $1.48 billion we received from the convertible note offering that was completed during the fourth quarter of fiscal year 2014, as well as cash proceeds of $70.2 million from common stock issued under our employee stock plans. Concurrent with the convertible note offering, we used net proceeds of $108.0 million to fund the related note hedge and warrant transactions. During fiscal year 2014, we also used $887.3 million to repurchase shares of our common stock and paid $181.3 million of cash dividends to shareholders.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists principally of cash and cash equivalents, debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. As of January 25, 2015, we did not have any investments in auction-rate preferred securities.

Please refer to Note 7 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

As of January 25, 2015 and January 26, 2014, we had $4.62 billion and $4.67 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of January 25, 2015, we were in compliance with our investment policy. As of January 25, 2015, our investments in U.S. government agencies and U.S. government sponsored enterprises represented 35% of our total investment portfolio, while the financial sector accounted for 30% of our total investment portfolio. All of our investments are with A/A3 or better rated securities.

We performed an impairment review of our investment portfolio as of January 25, 2015.  Based on our quarterly impairment review, we concluded that our investments were appropriately valued and did not record any impairment during fiscal year 2015.

Net realized gains were $0.1 million, $2.4 million and $0.5 million for fiscal years 2015, 2014 and 2013, respectively.  As of January 25, 2015, we had a net unrealized gain of $8.4 million, which was comprised of gross unrealized gains of $11.0 million, offset by $2.6 million of gross unrealized losses.  As of January 26, 2014, we had a net unrealized gain of $4.8 million, which was comprised of gross unrealized gains of $7.2 million, offset by $2.4 million of gross unrealized losses.

Our accounts receivable are highly concentrated. Two customers accounted for 30% of our accounts receivable balance at January 25, 2015. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. As of January 25, 2015, we had cash, cash equivalents and marketable securities of $1.72 billion held within the United States and $2.90 billion held outside of the United States.  Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  Further, repatriation of some foreign balances may be restricted by local laws. As of January 25, 2015, we have not provided for U.S. federal and state income taxes on approximately $2.27 billion of undistributed earnings of non-United States subsidiaries, as such earnings are considered indefinitely reinvested outside the United States.  Although we have no current need to do so, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, less applicable foreign tax credits, and reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards.  Further, in addition to the $1.72 billion of cash, cash equivalents and marketable securities held within the United States and available to fund our U.S. operations and any other U.S. cash needs, we have access to external sources of financing if cash is needed in the United States other than by repatriation of foreign earnings where U.S. income tax may otherwise be due.  Accordingly, we do not reasonably expect any material effect on our business, as a whole, or to our financial flexibility with respect to our current cash balances held outside of the United States.

Dividend payments and any share repurchases must be made from cash held in the United States. For fiscal year 2015, we made total cash dividend payments of $186.5 million and repurchased $813.6 million of our common stock, utilizing a significant amount of our U.S. cash balance previously taxed as of January 25, 2015.

Convertible Notes

On December 2, 2013, we issued $1.50 billion of 1.00% Convertible Senior Notes, or the Notes, due in 2018 and concurrently entered into separate note hedge and warrant transactions and used $14.3 million to repurchase shares of our common stock from purchasers of the Notes in privately negotiated transactions. The Notes will mature on December 1, 2018 unless earlier repurchased or converted in accordance with their terms prior to such date. As of January 25, 2015, none of the conditions allowing holders of the Notes to convert had been met. Please refer to Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Capital Return to Shareholders

Our Board of Directors has authorized us to repurchase up to $3.70 billion of our common stock through January 2016. As of January 25, 2015, we had repurchased $3,265.2 million of that amount, leaving up to $434.8 million available under this authorization through January 2016. During fiscal year 2015, we repurchased 44.4 million shares of our common stock for $813.6 million and paid $186.5 million in cash dividends - equivalent to $0.085 per share on a quarterly basis, or $0.34 per share on an annual basis - to our common shareholders. As a result, we returned $1.0 billion to shareholders during fiscal year 2015 in the form of share repurchases and dividend payments.

On November 6, 2014 we announced our intention to return approximately $600.0 million to our shareholders in fiscal year 2016 through a combination of share repurchases and cash dividends. On February 11, 2015, we declared that we would pay our next quarterly cash dividend of $0.085 per share on March 19, 2015, to all shareholders of record on February 26, 2015.

Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and our Board's continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of NVIDIA applicable to the declaration and payment of cash dividends. Please refer to Note 14 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, share repurchase, cash dividend and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current shareholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	decreased demand and market acceptance for our products and/or our customers’ products;

•	inability to successfully develop and produce in volume production our next-generation products;

•	competitive pressures resulting in lower than expected average selling prices; and

•	new product announcements or product introductions by our competitors.

We expect to spend approximately $150.0 million to $200.0 million for capital expenditures during fiscal year 2016, primarily for facilities, emulation equipment, computers and engineering workstations.

Contractual Obligations

The following table summarizes our contractual obligations as of January 25, 2015:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	All Other
	(In thousands)
1.00% Convertible Senior Notes due 2018 (1)	$1,560,000	$15,000	$30,000	$1,515,000	$—	$—
Inventory purchase obligations	456,000	456,000	—	—	—	—
Operating leases (2)	241,311	76,741	100,312	36,781	27,477	—
Uncertain tax positions, interest and penalties (3)	120,961	—	—	—	—	120,961
Capital purchase obligations	51,000	51,000	—	—	—	—
Capital lease	22,156	5,303	11,060	5,793	—	—
Retention program (4)	3,521	3,521	—	—	—	—
Total contractual obligations	$2,454,949	$607,565	$141,372	$1,557,574	$27,477	$120,961

(1)
Represents the aggregate principal amount of $1.50 billion and anticipated interest payments of $60.0 million of the Notes. See Note 11 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)	Includes facilities leases as well as non-cancelable obligations under certain software licensing arrangements in the operating lease category.

(3)
Represents unrecognized tax benefits of $121.0 million which consists of $106.6 million plus the related interest and penalties of $14.4 million recorded in non-current income tax payable as of January 25, 2015.  We are unable to reasonably estimate the timing of any potential tax liability or interest/penalty payments in individual years due to uncertainties in the underlying income tax positions and the timing of the effective settlement of such tax positions.

(4)
Represents the remaining portion of a retention program totaling approximately $61.5 million that we initiated in fiscal year 2012 in connection with our acquisition of Icera. As of January 25, 2015, we have made payments of $58.0 million in connection with this program. The remaining payments will be paid out within the next year.

Off-Balance Sheet Arrangements

During fiscal years 2015, 2014 and 2013, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

As of January 25, 2015 and January 26, 2014, we had $4.62 billion and $4.67 billion, respectively, in cash, cash equivalents and marketable securities. We invest in a variety of financial instruments, consisting principally of cash and cash equivalents, debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. As of January 25, 2015, we did not have any investments in auction-rate preferred securities. All of our investments are denominated in United States dollars.

As of January 25, 2015, we performed a sensitivity analysis on our floating and fixed rate financial investments. According to our analysis, parallel shifts in the yield curve of both plus or minus 0.5% would result in changes in fair values for these investments of $26 million - $28 million. Please refer to Note 7 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances. Volatility in the financial markets and economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. As of January 25, 2015, our investments in government agencies and government sponsored enterprises represented 35% of our total investment portfolio, while the financial sector accounted for 30% of our total investment portfolio. Substantially all of our investments are with A/A3 or better rated securities. If the fair value of our investments in these sectors was to decline by 2% - 5%, the fair values of these investments could decline by approximately $57 million - $144 million.

On December 2, 2013, we issued $1.50 billion of 1.00 % Convertible Senior Notes due 2018, or the Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. We carry the Notes at face value less unamortized discount on our consolidated balance sheets. Since the Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes primarily when the market price of our stock fluctuates.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Gains or losses from foreign currency remeasurement are included in “Other expense, net” in our Consolidated Financial Statements and to date have not been significant. The impact of foreign currency transaction gain (loss) included in determining net income for fiscal years 2015, 2014 and 2013 was $0.5 million, $4.7 million and $(1.5) million, respectively.

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

We may enter into certain transactions such as forward contracts which are designed to reduce the future potential impact resulting from changes in foreign currency exchange rates. There were no forward exchange contracts outstanding at January 25, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 25, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 25, 2015 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 25, 2015.

The effectiveness of our internal control over financial reporting as of January 25, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2015 Proxy Statement, no later than 120 days after the fiscal year ended January 25, 2015, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Reference is made to the information regarding directors appearing under the heading “Proposal 1 - Election of Directors” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Experts

Reference is made to the information regarding directors appearing under the heading “Report of the Audit Committee of the Board of Directors” and “Information About the Board of Directors and Corporate Governance” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Information About the Board of Directors and Corporate Governance” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information appearing under the heading “Information About the Board of Directors and Corporate Governance - Code of Conduct” in our 2015 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code” and “Financial Team Code” are published on the Investor Relations portion of our web site, under Corporate Governance, at www.nvidia.com. The contents of our website are not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation” and “Compensation Committee Report” in our 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of NVIDIA Securities

The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, will be contained in our 2015 Proxy Statement under the caption ”Equity Compensation Plan Information,” and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections entitled “Review of Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance - Independence of the Members of the Board of Directors” in our 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Fees Billed by the Independent Registered Public Accounting Firm” in our 2015 Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NVIDIA Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of NVIDIA Corporation and its subsidiaries at January 25, 2015 and January 26, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 25, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 11, 2015

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Revenue	$4,681,507	$4,130,162	$4,280,159
Cost of revenue	2,082,030	1,862,399	2,053,816
Gross profit	2,599,477	2,267,763	2,226,343
Operating expenses:
Research and development	1,359,725	1,335,834	1,147,282
Sales, general and administrative	480,763	435,702	430,822
Total operating expenses	1,840,488	1,771,536	1,578,104
Income from operations	758,989	496,227	648,239
Interest income	28,090	17,119	19,908
Interest expense	46,133	10,443	3,294
Other income (expense), net	13,890	7,351	(2,814)
Income before income tax	754,836	510,254	662,039
Income tax expense	124,249	70,264	99,503
Net income	$630,587	$439,990	$562,536

Net income per share:
Basic	$1.14	$0.75	$0.91
Diluted	$1.12	$0.74	$0.90

Weighted average shares used in per share computation:
Basic	552,319	587,893	619,324
Diluted	563,068	594,517	624,957

Cash dividends declared and paid per common share	$0.340	$0.310	$0.075

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Net income	$630,587	$439,990	$562,536
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $(747), $134 and $(126) in fiscal years 2015, 2014 and 2013, respectively	3,061	(3,555)	(303)
Reclassification adjustments for net realized gains on available-for-sale securities included in net income, net of taxes of $51, $834 and $178 in fiscal years 2015, 2014 and 2013, respectively	(94)	(1,549)	(330)
Other comprehensive income (loss)	2,967	(5,104)	(633)
Total comprehensive income	$633,554	$434,886	$561,903

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 25, 2015	January 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$496,654	$1,151,587
Marketable securities	4,126,685	3,520,223
Accounts receivable, less allowances of $16,982 as of January 25, 2015 and $14,959 as of January 26, 2014	473,637	426,357
Inventories	482,893	387,765
Prepaid expenses and other current assets	70,174	70,285
Deferred income taxes	63,254	68,494
Total current assets	5,713,297	5,624,711
Property and equipment, net	557,282	582,740
Goodwill	618,179	643,179
Intangible assets, net	221,714	296,012
Other assets	90,896	104,252
Total assets	$7,201,368	$7,250,894
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,223	$324,391
Accrued liabilities and other current liabilities	602,807	621,105
Total current liabilities	896,030	945,496

Long-term debt	1,384,342	1,356,375
Other long-term liabilities	488,928	475,125
Capital lease obligations, long-term	14,086	17,500
Commitments and contingencies - see Note 12	—	—
Shareholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000,000 shares authorized; 758,872 shares issued and 544,913 outstanding as of January 25, 2015; 735,242 shares issued and 567,997 outstanding as of January 26, 2014	754	732
Additional paid-in capital	3,855,092	3,483,342
Treasury stock, at cost (213,959 shares in 2015 and 167,246 shares in 2014)	(3,394,585)	(2,537,295)
Accumulated other comprehensive income	7,844	4,877
Retained earnings	3,948,877	3,504,742
Total shareholders' equity	4,417,982	4,456,398
Total liabilities and shareholders' equity	$7,201,368	$7,250,894

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock Outstanding		Additional	Treasury	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Paid-in Capital	Stock	Income	Earnings	Equity
Balances, January 29, 2012	612,191	$700	$2,900,896	$(1,496,904)	$10,614	$2,730,418	$4,145,724
Other comprehensive loss	—	—	—	—	(633)	—	(633)
Net income	—	—	—	—	—	562,536	562,536
Issuance of common stock from stock plans	14,801	20	90,721	—	—	—	90,741
Tax withholding related to vesting of restricted stock units	(1,836)	—	—	(25,805)	—	—	(25,805)
Share repurchase	(8,400)	—	—	(100,000)	—	—	(100,000)
Cash dividends declared and paid ($0.075 per common share)	—	—	—	—	—	(46,866)	(46,866)
Tax benefit from stock-based compensation	—	—	64,905	—	—	—	64,905
Stock-based compensation	—	—	137,101	—	—	—	137,101
Balances, January 27, 2013	616,756	720	3,193,623	(1,622,709)	9,981	3,246,088	4,827,703
Other comprehensive loss	—	—	—	—	(5,104)	—	(5,104)
Net income	—	—	—	—	—	439,990	439,990
Issuance of common stock from stock plans	15,089	12	97,442	—	—	—	97,454
Tax withholding related to vesting of restricted stock units	(1,944)	—	—	(27,282)	—	—	(27,282)
Share repurchase	(61,904)	—	—	(887,304)	—	—	(887,304)
Discount on convertible notes	—	—	125,725	—	—	—	125,725
Purchase of convertible note hedges	—	—	(167,100)	—	—	—	(167,100)
Proceeds from the sale of common stock warrants	—	—	59,100	—	—	—	59,100
Deferred tax asset associated with convertible notes	—	—	14,481	—	—	—	14,481
Cash dividends declared and paid ($0.310 per common share)	—	—	—	—	—	(181,336)	(181,336)
Tax benefit from stock-based compensation	—	—	23,827	—	—	—	23,827
Stock-based compensation	—	—	136,244	—	—	—	136,244
Balances, January 26, 2014	567,997	732	3,483,342	(2,537,295)	4,877	3,504,742	4,456,398
Other comprehensive income	—	—	—	—	2,967	—	2,967
Net income	—	—	—	—	—	630,587	630,587
Issuance of common stock from stock plans	23,629	22	197,140	(6)	—	—	197,156
Tax withholding related to vesting of restricted stock units	(2,326)	—	—	(43,684)	—	—	(43,684)
Share repurchase	(44,387)	—	—	(813,600)	—	—	(813,600)
Cash dividends declared and paid ($0.340 per common share)	—	—	—	—	—	(186,452)	(186,452)
Tax benefit from stock-based compensation	—	—	16,625	—	—	—	16,625
Stock-based compensation	—	—	157,985	—	—	—	157,985
Balances, January 25, 2015	544,913	$754	$3,855,092	$(3,394,585)	$7,844	$3,948,877	$4,417,982

 See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Cash flows from operating activities:
Net income	$630,587	$439,990	$562,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,125	239,148	226,235
Stock-based compensation expense	157,841	136,295	136,662
Amortization of debt discount	27,967	4,600	—
Net gain on sale and disposal of long-lived assets and investments	(16,549)	(8,140)	—
Deferred income taxes	82,569	15,430	31,860
Tax benefit from stock-based compensation	(18,456)	(25,801)	(68,710)
Others	24,099	21,387	47,911
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(49,324)	28,852	(118,940)
Inventories	(94,984)	24,651	(78,949)
Prepaid expenses and other assets	4,427	11,552	(11,723)
Accounts payable	(26,895)	(20,382)	10,885
Accrued liabilities and other current liabilities	5,322	5,352	17,353
Other long-term liabilities	(41,073)	(37,788)	69,052
Net cash provided by operating activities	905,656	835,146	824,172
Cash flows from investing activities:
Purchases of marketable securities	(2,861,809)	(3,065,404)	(2,378,445)
Proceeds from sales of marketable securities	1,371,982	1,926,817	854,993
Proceeds from maturities of marketable securities	864,798	585,150	962,417
Purchases of property and equipment and intangible assets	(122,381)	(255,186)	(183,309)
Proceeds from sale of long-lived assets and investments	20,862	24,781	—
Acquisition of businesses, net of cash and cash equivalents	—	(17,145)	—
Others	(500)	(4,950)	352
Net cash used in investing activities	(727,048)	(805,937)	(743,992)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	1,477,500	—
Purchase of convertible note hedges	—	(167,100)	—
Proceeds from the sale of common stock warrants	—	59,100	—
Proceeds from issuance of common stock under employee stock plans	153,472	70,170	64,935
Payments related to repurchases of common stock	(813,600)	(887,304)	(100,000)
Dividends paid	(186,452)	(181,336)	(46,866)
Tax benefit from stock-based compensation	18,456	25,801	68,710
Payments under capital lease obligations	(2,917)	(2,239)	(2,049)
Others	(2,500)	(5,000)	—
Net cash (used in) provided by financing activities	(833,541)	389,592	(15,270)
Change in cash and cash equivalents	(654,933)	418,801	64,910
Cash and cash equivalents at beginning of period	1,151,587	732,786	667,876
Cash and cash equivalents at end of period	$496,654	$1,151,587	$732,786

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes, net	$14,470	$14,615	$(38,608)
Cash paid for interest on capital lease obligations	$17,208	$2,518	$2,772

Non-cash investing and financing activities:
Change in unrealized gains (losses) from marketable securities	$2,967	$(5,104)	$(633)
Assets acquired by assuming related liabilities	$9,605	$3,327	$45,195
Goodwill adjustment related to previously acquired business	$(25,000)	$—	$—

See accompanying notes to the consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Our Company

NVIDIA is dedicated to advancing visual computing. We enable individuals to interact with digital ideas, data and entertainment with an ease and efficiency unmatched by any other communication medium.

Our two reporting segments - GPU and Tegra Processor - are based on a single underlying graphics architecture.

Our GPU product brands aimed at specialized markets include GeForce for gamers; Quadro for designers; Tesla for researchers, deep learning and big-data analysts; and GRID for cloud-based visual computing users.

We also integrate our GPUs into tiny mobile chips called system-on-a-chip (SOC) processors, which power tablets, and automotive infotainment and safety systems. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Tegra conserves power while delivering state-of-the-art graphics and multimedia processing.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

Fiscal Year

We operate on a 52- or a 53-week year, ending on the last Sunday in January. Fiscal years 2015, 2014 and 2013 were 52-week years.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of NVIDIA Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, income taxes, goodwill, cash equivalents and marketable securities, stock-based compensation, and litigation, investigation and settlement costs and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

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
For sales to certain distributors with rights of return for which the level of returns cannot be reasonably estimated, our policy is to defer recognition of revenue and related cost of revenue until the distributors resell the product and, in some cases, when customer return rights lapse.
Our customer programs primarily involve rebates, which are designed to serve as sales incentives to resellers of our products in various target markets. We account for rebates as a reduction of revenue and recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. Unclaimed rebates are reversed to revenue.
Our customer programs also include marketing development funds, or MDFs.  MDFs represent monies paid to retailers, system builders, original equipment manufacturers, or OEMs, distributors, add-in card partners and other channel partners that are earmarked for market segment development and expansion and typically are designed to support our partners’ activities while also promoting NVIDIA products. We account for MDFs as a reduction of revenue and apply a breakage factor to certain types of MDF programs.

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

Research and Development Expense

Research and development expense includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants Research and development costs are charged to expense as incurred.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advertising Expenses

We expense advertising costs in the period in which they are incurred. Advertising expenses for fiscal years 2015, 2014 and 2013 were $14.6 million, $13.1 million and $9.2 million, respectively.

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

Stock-based Compensation

We estimate the fair value of employee stock options on the date of grant using a binomial model and recognize the expense using a straight-line attribution method over the requisite employee service period. We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of restricted stock units, or RSUs, and performance stock units, or PSUs. The compensation expense for the RSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model. We estimate the fair value of shares to be issued under our employee stock purchase plan, or ESPP, using the Black-Scholes model at the commencement of an offering period in March and September of each year. Stock-based compensation for our ESPP is expensed using an accelerated amortization model.

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

Foreign Currency Remeasurement

We use the United States dollar as our functional currency for all of our subsidiaries. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property and equipment, and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in our Consolidated Statements of Income and to date have not been significant.

The impact of gain or loss from foreign currency remeasurement included in determining other income (expense), net for fiscal years 2015, 2014 and 2013 was $0.5 million, $4.7 million and $(1.5) million, respectively.

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

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States, or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential United States and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements accordingly.

As of January 25, 2015, we had a valuation allowance of $261.0 million related to state and certain foreign deferred tax assets that management determined are not likely to be realized due, in part, to projections of future taxable income and potential utilization limitations of tax attributes acquired as a result of stock ownership changes.  To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $411.9 million as of January 25, 2015. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to shareholders' equity, if and when realized. In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits. We have also elected to ignore the indirect tax effects of stock-based compensation deductions for financial and accounting reporting purposes, and specifically to recognize the full effect of the research tax credit in income from operations.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of January 25, 2015 and January 26, 2014, our cash and cash equivalents were $496.7 million and $1,151.6 million, respectively, which include $132.5 million and $307.9 million invested in money market funds for fiscal year 2015 and fiscal year 2014, respectively.

Marketable Securities

Marketable securities consist primarily of highly liquid investments with maturities of greater than three months when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity, net of tax. The fair value of interest-bearing securities includes accrued interest. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in the other income and expense section of our consolidated statements of income. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in the other income and expense section of our consolidated statements of income.

All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. In these situations, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will not be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings while loss related to all other factors is recorded as other comprehensive income.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of January 25, 2015 and January 26, 2014. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, accounts receivable and the note hedge. Our investment policy requires the purchase of high grade investment securities, the diversification of asset type and includes certain limits on our portfolio duration. All marketable securities are held in our name, managed by several investment managers and held by one major financial institution under a custodial arrangement. Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 30% of our accounts receivable balance from two customers at January 25, 2015 and approximately 23% of our accounts receivable balance from one customer at January 26, 2014. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Our overall estimated exposure excludes amounts covered by credit insurance and letters of credit.

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
Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets, generally three to five years. Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. The estimated useful lives of our buildings are up to twenty five years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset.
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

Accounting for Asset Retirement Obligations

We account for asset retirement obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The accounting guidance applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. As of January 25, 2015 and January 26, 2014, our asset retirement obligations to return the leasehold improvements at our headquarters facility and certain laboratories at our domestic and international facilities to their original condition upon lease termination were $7.4 million and $11.1 million, respectively.

Adoption of New and Recently Issued Accounting Pronouncements

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

Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, RSUs, PSUs and our ESPP.

Our consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(In thousands)
Cost of revenue	$12,022	$10,688	$10,490
Research and development	88,355	82,940	82,157
Sales, general and administrative	57,464	42,667	44,015
Total	$157,841	$136,295	$136,662

Stock-based compensation capitalized in inventories resulted in a net charge of $0.1 million, $0.1 million and $0.4 million in cost of revenue during the fiscal years 2015, 2014 and 2013, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of equity awards granted under our equity incentive plans:

	Year Ended
	January 25,	January 26,	January 27,
	2015	2014	2013
	(In thousands, except per share data)
Stock Options
Awards granted	86	6,149	7,119
Estimated total grant-date fair value	$345	$21,310	$38,326
Weighted average grant-date fair value (per share)	$4.02	$3.47	$5.38

RSUs and PSUs
Awards granted	12,912	10,757	8,136
Estimated total grant-date fair value	$228,223	$144,798	$112,795
Weighted average grant-date fair value (per share)	$17.68	$13.46	$13.86

ESPP
Shares purchased	6,672	6,124	5,463
Weighted average price (per share)	$10.99	$10.79	$10.83
Weighted average grant-date fair value (per share)	$4.99	$5.60	$5.16

During fiscal year 2015, we shifted away from granting stock options and toward granting RSUs and PSUs to reflect changing market trends for equity incentives at our peer companies. The number of PSUs that will ultimately vest is contingent on the Company’s level of achievement versus the corporate financial performance target established by our Compensation Committee in the beginning of each fiscal year. The number of shares of our stock to be received at vesting typically ranges from 0% to 200% of the target amount.

Of the estimated total grant-date fair value, we estimated that the stock-based compensation expense related to the equity awards that are not expected to vest for fiscal years 2015, 2014 and 2013 was $36.6 million, $29.7 million and $27.1 million, respectively.

	January 25,	January 26,
	2015	2014
	(In thousands)
Aggregated unearned stock-based compensation expense	$291,416	$256,500

Estimated weighted average amortization period	(In years)
Stock Options	1.8	2.5
RSUs and PSUs	2.8	2.7
ESPP	0.5	0.6

Valuation Assumptions

We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of RSUs and PSUs. Compensation expense for RSUs is recognized using a straight-line attribution method over the requisite employee service period, while compensation expense for PSUs is recognized using an accelerated amortization model.

We estimate the fair value of employee stock options on the date of grant using a binomial model and recognize the expense using a straight-line attribution method over the requisite employee service period.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We estimate the fair value of shares to be issued under our ESPP using the Black-Scholes model at the commencement of an offering period in March and September of each year. Stock-based compensation for our ESPP is expensed using an accelerated amortization model.

The fair value of stock options granted under our stock option plans and shares issued under our ESPP have been estimated with the following assumptions:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(Using a binomial model)
Stock Options
Weighted average expected life (in years)	2.5-3.2	2.4-3.5	3.1-4.9
Risk-free interest rate	2.5%-2.8%	1.8%-3.0%	1.5%-2.3%
Volatility	31%	28%-37%	39%-49%
Dividend yield	1.8%-1.9%	1.9%-2.4%	2.4%

Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
(Using the Black-Scholes model)
ESPP
Weighted average expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.5%	0.1%-0.4%	0.1%-0.3%
Volatility	23%-31%	32%-37%	44%-47%
Dividend yield	1.7%-1.9%	2.0%-2.4%	—

The expected life of employee stock options is a derived output of our valuation model and is impacted by the underlying assumptions of our company. For ESPP shares, the expected term represents the average term from the first day of the offering period to the purchase date.

The risk-free interest rate assumption used to value stock options and ESPP is based upon observed interest rates on Treasury bills appropriate for the expected term of the award.

Our expected stock price volatility assumption for stock options and ESPP is estimated using implied volatility.

For awards granted on or subsequent to November 8, 2012, we use a dividend yield at grant date, based on the per share dividends declared during the most recent quarter. Our RSU and PSU awards are not eligible for cash dividends prior to vesting; therefore, the fair value of RSUs and PSUs is discounted by the dividend yield.

Additionally, for employee stock options and RSU and PSU awards, we estimate forfeitures annually and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Equity Incentive Program

We grant stock options, RSUs, PSUs, and stock purchase rights under the following equity incentive plans.

Amended and Restated 2007 Equity Incentive Plan

In 2007, our shareholders approved the NVIDIA Corporation 2007 Equity Incentive Plan, or the 2007 Plan. The 2007 Plan was amended and restated in 2012, 2013 and 2014, or the Restated 2007 Plan.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Restated 2007 Plan authorizes the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock unit, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to employees, directors and consultants. Only our employees may receive incentive stock options. With the 2014 amendment and restatement of the 2007 Plan, which increased the number of shares of common stock authorized for issuance under the 2007 Plan by 10,000,000 shares, up to 187,767,766 shares of our common stock may be issued pursuant to stock awards granted under the Restated 2007 Plan. Currently, we grant stock options, RSUs and PSUs under the Restated 2007 Plan, under which, as of January 25, 2015, there were 24,501,781 shares available for future issuance.

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

PSUs granted to employees vest on a similar schedule, although the number of shares subject to PSUs that are eligible to vest is generally determined by the Compensation Committee based on achievement of pre-determined criteria.

Unless terminated sooner, the Restated 2007 Plan is scheduled to terminate on March 21, 2022. Our Board may suspend or terminate the Restated 2007 Plan at any time. No awards may be granted under the Restated 2007 Plan while the Restated 2007 Plan is suspended or after it is terminated. The Board may also amend the Restated 2007 Plan at any time. However, if legal, regulatory or listing requirements require shareholder approval, the amendment will not go into effect until the shareholders have approved the amendment.

PortalPlayer, Inc. 1999 Stock Option Plan

We assumed options issued under the PortalPlayer, Inc. 1999 Stock Option Plan, or the 1999 Plan, when we completed our acquisition of PortalPlayer on January 5, 2007.  As of January 25, 2015, there were no outstanding options to purchase NVIDIA common stock under the 1999 Plan and we do not intend to grant future stock awards under the 1999 Plan as the plan expired on July 28, 2014.

1998 and 2012 Employee Stock Purchase Plans

In February 1998, our Board approved the 1998 Employee Stock Purchase Plan, or the 1998 Plan. At the Annual Meeting of Shareholders held on May 17, 2012, our shareholders approved the 2012 Employee Stock Purchase Plan, or the 2012 Plan, as the successor to the 1998 Plan. At the Annual Meeting of Shareholders held on May 23, 2014, our shareholders approved an amendment and restatement of the 2012 Plan, or the Restated 2012 Plan.

Prior to the effective date of the 2012 Plan, we had authorized a total of 78,000,000 shares for issuance under the 1998 Plan, 54,567,667 shares of which had been issued, 15,000,000 shares of which were reserved for issuance pursuant to outstanding purchase rights and 8,432,333 shares of which were available for future issuance. Upon its approval by our shareholders in 2012, the maximum aggregate number of shares that could be issued under the 2012 Plan would not exceed 55,432,333 shares.

Effective upon the August 31, 2012 purchase date pursuant to the 1998 Plan, of the 15,000,000 shares which had been reserved for issuance pursuant to outstanding purchase rights, 2,687,698 shares were issued pursuant to outstanding purchase rights, 183,000 shares were available but reserved for future issuance, and the remaining 12,129,302 shares were moved into the share reserve of the 2012 Plan. Effective upon the final February 28, 2013 purchase date pursuant to the 1998 Plan, 8,819 shares were issued pursuant to outstanding purchase rights, and the remaining 174,181 shares were moved into the share reserve of the 2012 Plan. With the 2014 amendment and restatement of the 2012 Plan, which increased the share reserve of the Restated 2012 Plan by 12,500,000 shares, up to 65,235,816 shares of our common stock may be issued pursuant to purchases under the Restated 2012 Plan. At January 25, 2015, we had issued 12,787,748 shares and reserved 52,448,068 shares for future issuance under the Restated 2012 Plan.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Restated 2012 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the current offerings adopted pursuant to the Restated 2012 Plan, each offering period is 24 months, which is divided into four purchase periods of six months.

Employees are eligible to participate if they are employed by us or an affiliate of us as designated by the Board. Employees who participate in an offering may have up to 10% of their earnings withheld up to certain limitations and applied on specified dates determined by the Board to the purchase of shares of common stock. The Board may increase this percentage at its discretion, up to 15%. The price of common stock purchased under our ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period and the purchase date of each offering period. Employees may end their participation in the ESPP at any time during the offering period, and participation ends automatically on termination of employment with us. In each case, the employee’s contributions are refunded.

The following is a summary of our equity award transactions under our equity incentive plans:

	Options Outstanding				RSUs and PSUs Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except years and per share data)
Balances, January 26, 2014	32,504	$14.22			18,852	$13.82
Granted (2)	86	$18.75			12,912	$17.68
Exercised	(9,795)	$12.64			—	—
Vested restricted stock	—	—			(7,163)	$13.78
Canceled and forfeited	(1,450)	$19.27			(1,326)	$14.44
Balances, January 25, 2015	21,345	$14.61	5.9	$130,923	23,275	$15.94
Exercisable at January 25, 2015	15,120	$14.70	5.1	$91,434
Vested and expected to vest after January 25, 2015	20,356	$14.62	5.8	$124,575	18,988	$15.96

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at January 25, 2015, based on the $20.71 closing stock price of our common stock on the NASDAQ Global Select Market on January 23, 2015, the last trading day of fiscal year 2015, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of January 25, 2015 was 21.1 million shares and 14.9 million shares, respectively.

(2)
Includes the total number of PSUs issuable if the maximum corporate financial performance target level for fiscal year 2015 is achieved. Depending on the actual level of achievement of the corporate performance target at the end of fiscal year 2015, the range of PSUs issued could be from 1.3 million to 2.5 million shares. The PSUs were granted during the first quarter of fiscal year 2015 to our CEO and senior management as approved by our Compensation Committee.

As of January 25, 2015 and January 26, 2014, there were 24.5 million and 24.7 million shares of common stock reserved for future issuance under our equity incentive plans.

The total intrinsic value of options exercised was $61.9 million, $14.4 million and $21.1 million for fiscal years 2015, 2014 and 2013, respectively. Upon exercise of an option, we issue new shares of stock. The total fair value of options vested was $32.6 million, $34.6 million and $40.3 million for fiscal years 2015, 2014 and 2013, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(In thousands, except per share data)
Numerator:
Net income	$630,587	$439,990	$562,536
Denominator:
Denominator for basic net income per share, weighted average shares	552,319	587,893	619,324
Effect of dilutive securities:
Stock awards outstanding	10,749	6,624	5,633
Denominator for diluted net income per share, weighted average shares	563,068	594,517	624,957
Net income per share:
Basic	$1.14	$0.75	$0.91
Diluted	$1.12	$0.74	$0.90
Potentially dilutive securities excluded from income per diluted share because their effect would have been anti-dilutive	11,807	25,630	26,784

The denominator for diluted net income per share for fiscal years 2015 and 2014 does not include any effect from the 1.00 % Convertible Senior Notes due 2018, or the Notes. In accordance with ASC 260, Earnings per Share, commencing after the fiscal quarter ending on April 27, 2014, the Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $20.16 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $27.14 per share.

The denominator for diluted net income per share for fiscal years 2015 and 2014 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that we would issue under the Notes. Please refer to Note 11 of these Notes to the Consolidated Financial Statements for discussion regarding the Notes.

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

The conditional settlement never progressed substantially through the confirmation process. On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor, and on January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument on the appeal was held on October 8, 2014. On November 6, 2014, the Ninth Circuit affirmed the District Court’s decision upholding the ruling of the Bankruptcy Court. As a result, we paid $5.6 million in related legal expenses. The case concluded on February 5, 2015 and we reversed the $25.0 million liability for additional contingent consideration and reduced the goodwill related to our 3dfx acquisition by the same amount as of January 25, 2015.

Please refer to Note 12 of these Notes to the Consolidated Financial Statements for further information regarding this litigation.

Note 5 - Goodwill

The carrying amount of goodwill is as follows:

	January 25, 2015	January 26, 2014
	(In thousands)
Icera	$271,186	$271,186
PortalPlayer	104,896	104,896
3dfx	50,326	75,326
Mental Images	59,252	59,252
MediaQ	35,167	35,167
ULi	31,115	31,115
Hybrid Graphics	27,906	27,906
Ageia	19,198	19,198
Portland Group Inc.	2,149	2,149
Other	16,984	16,984
Total goodwill	$618,179	$643,179

The $25.0 million decrease in goodwill as of January 25, 2015, when compared to January 26, 2014 is due to conclusion of the 3dfx case without requiring additional contingent consideration. Please refer to Note 4 of these Notes to the Consolidated Financial Statements for further discussion regarding the 3dfx case.

The amount of goodwill allocated to our GPU and Tegra Processor segments as of January 25, 2015 was $209.7 million and $408.5 million, respectively, and as of January 26, 2014 was $230.4 million and $412.8 million, respectively. Please refer to Note 16 of these Notes to the Consolidated Financial Statements for further discussion regarding segments.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We allocate goodwill to our reporting units and perform our annual impairment test during the fourth quarter of our fiscal year, or earlier if indicators of potential impairment exist. For the purposes of completing our impairment test, we perform either a qualitative or a quantitative analysis on a reporting unit basis. We utilized a quantitative analysis to complete our most recent annual impairment test during the fourth quarter of fiscal year 2015 and concluded that there was no impairment, as the fair value of our reporting units exceeded their carrying values.

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

Note 6 - Amortizable Intangible Assets

The components of our amortizable intangible assets are as follows:

	January 25, 2015				January 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(In thousands)			(In years)	(In thousands)			(In years)
Acquisition-related intangible assets	$189,239	$(134,062)	$55,177	6.8	$189,239	$(114,104)	$75,135	6.5
Patents and licensed technology	448,873	(282,336)	166,537	7.2	446,196	(225,319)	220,877	7.2
Total intangible assets	$638,112	$(416,398)	$221,714		$635,435	$(339,423)	$296,012

Amortization expense associated with intangible assets for fiscal years 2015, 2014 and 2013 was $77.0 million, $72.7 million and $68.4 million, respectively. Amortization expense increased compared to the prior year primarily due to the addition of licensed technology during fiscal year 2015. Future amortization expense for the net carrying amount of intangible assets at January 25, 2015 is estimated to be $71.9 million in fiscal year 2016, $63.6 million in fiscal year 2017, $49.1 million in fiscal year 2018, $20.4 million in fiscal year 2019, $11.9 million in fiscal year 2020 and $4.8 million in fiscal years subsequent to fiscal year 2020 until fully amortized.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 - Marketable Securities

All of the cash equivalents and marketable securities are classified as “available-for-sale” securities. Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our consolidated statement of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in market values are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity, net of tax.

The following is a summary of cash equivalents and marketable securities at January 25, 2015 and January 26, 2014:

	January 25, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$2,184,925	$2,600	$(1,214)	$2,186,311
Debt securities of United States government agencies	749,630	917	(227)	750,320
Debt securities issued by United States Treasury	533,673	2,694	(3)	536,364
Asset-backed securities	453,088	125	(329)	452,884
Mortgage backed securities issued by United States government-sponsored enterprises	274,366	4,589	(850)	278,105
Money market funds	132,495	—	—	132,495
Foreign government bonds	84,800	121	(5)	84,916
Total	$4,412,977	$11,046	$(2,628)	$4,421,395
Classified as:
Cash equivalents				$294,710
Marketable securities				4,126,685
Total				$4,421,395

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 26, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
Corporate debt securities	$1,762,833	$1,837	$(945)	$1,763,725
Debt securities of United States government agencies	1,012,740	848	(261)	1,013,327
Debt securities issued by United States Treasury	495,889	621	(57)	496,453
Money market funds	307,865	—	—	307,865
Asset-backed securities	258,017	15	(315)	257,717
Mortgage backed securities issued by United States government-sponsored enterprises	185,594	3,837	(725)	188,706
Foreign government bonds	64,955	20	(120)	64,855
Total	$4,087,893	$7,178	$(2,423)	$4,092,648
Classified as:
Cash equivalents				$572,425
Marketable securities				3,520,223
Total				$4,092,648

The following table provides the breakdown of the investments that were in a continuous unrealized loss position at January 25, 2015:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$709,392	$(1,199)	$10,085	$(15)	$719,477	$(1,214)
Mortgage backed securities issued by United States government-sponsored enterprises	81,245	(639)	21,314	(211)	102,559	(850)
Debt securities of United States Treasury	10,026	(3)	—	—	10,026	(3)
Debt securities issued by United States government agencies	246,480	(227)	—	—	246,480	(227)
Asset-backed securities	306,066	(323)	4,476	(6)	310,542	(329)
Foreign government bonds	11,008	(5)	—	—	11,008	(5)
Total	$1,364,217	$(2,396)	$35,875	$(232)	$1,400,092	$(2,628)

We performed an impairment review of our investment portfolio as of January 25, 2015. Factors considered included general market conditions, the duration and extent to which fair value is below cost, and our intent and ability to hold an investment for a sufficient period of time to allow for recovery in value. We also consider specific adverse conditions related to the financial health of and business outlook for an investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in an investee’s credit rating. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment was other than temporarily impaired. Based on our quarterly impairment review and having considered the guidance in the relevant accounting literature, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio of available for sale investments as of January 25, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 25, 2015, we had nine investments that were in an unrealized loss position with total unrealized losses amounting to $2.4 million and with a duration of less than one year. The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at January 25, 2015 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

Net realized gains were $0.1 million, $2.4 million and $0.5 million for fiscal years 2015, 2014, and 2013, respectively.  As of January 25, 2015, we had a net unrealized gain of $8.4 million, which was comprised of gross unrealized gains of $11.0 million, offset by $2.6 million of gross unrealized losses. As of January 26, 2014, we had a net unrealized gain of $4.8 million, which was comprised of gross unrealized gains of $7.2 million, offset by $2.4 million of gross unrealized losses.

The amortized cost and estimated fair value of cash equivalents and marketable securities which are primarily debt instruments are classified as available-for-sale at January 25, 2015 and January 26, 2014 and are shown below by contractual maturity.

	January 25, 2015		January 26, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Less than one year	$1,570,233	$1,570,622	$1,883,132	$1,883,753
Due in 1 - 5 years	2,719,852	2,725,945	2,114,289	2,117,387
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	122,893	124,828	90,472	91,508
Total	$4,412,978	$4,421,395	$4,087,893	$4,092,648

Note 8 - Fair Value of Financial Assets and Liabilities

Financial assets measured at fair value

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets. Our available-for-sale securities are classified as having Level 2 inputs. Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Levels 1 and 2 assets for the year ended January 25, 2015. Level 3 assets are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. Most of our cash equivalents and marketable securities are valued based on Level 2 inputs. We did not have any investments classified as Level 3 as of January 25, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial assets measured at fair value are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	January 25, 2015	(Level 1)	(Level 2)
	(In thousands)
Debt securities of United States government agencies (1)	$750,320	$—	$750,320
Corporate debt securities (2)	2,186,311	—	2,186,311
Mortgage backed securities issued by United States government-sponsored enterprises (3)	278,105	—	278,105
Money market funds (4)	132,495	132,495	—
Debt securities issued by United States Treasury (3)	536,364	—	536,364
Asset-backed securities (3)	452,884	—	452,884
Foreign government bonds (3)	84,916	—	84,916
Total assets	$4,421,395	$132,495	$4,288,900

(1)	Includes $15.0 million in Cash Equivalents and $735.3 million in Marketable Securities on the Consolidated Balance Sheet.

(2)	Includes $147.2 million in Cash Equivalents and $2.0 billion in Marketable Securities on the Consolidated Balance Sheet.

(3)	Included in Marketable Securities on the Consolidated Balance Sheet.

(4)	Included in Cash Equivalents on the Consolidated Balance Sheet.

Financial liabilities measured at fair value

We issued $1.50 billion Convertible Senior Notes, or Notes, in December 2013. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The estimated fair value of the Notes was $1,679.6 million and $1,528.4 million, respectively, as of January 25, 2015 and January 26, 2014. The estimated fair value of the Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. Please refer to Note 11 of these Notes to the Consolidated Financial Statements for further information regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 - Balance Sheet Components

Certain balance sheet components are as follows:

	January 25, 2015	January 26, 2014
	(In thousands)
Inventories:
Raw materials	$156,846	$126,896
Work in-process	91,778	94,844
Finished goods	234,269	166,025
Total inventories	$482,893	$387,765

	January 25, 2015	January 26, 2014	Estimated Useful Life
	(In thousands)		(In years)
Property and Equipment:
Land	$218,496	$218,496	(A)
Building	19,268	19,268	5-25
Test equipment	397,319	412,862	3-5
Software and licenses	112,967	120,435	3-5
Leasehold improvements	173,691	178,884	(B)
Computer equipment	152,733	204,344	3
Office furniture and equipment	48,692	58,874	5
Capital leases	28,481	28,481	(B)
Construction in process	27,610	41,176	(C)
Total property and equipment, gross	1,179,257	1,282,820
Accumulated depreciation and amortization	(621,975)	(700,080)
Total property and equipment, net	$557,282	$582,740
(A) Land is a non-depreciable asset.
(B) Leasehold improvements and capital leases are amortized based on the lesser of either the asset’s estimated useful life or the remaining expected lease term.
(C) Construction in process represents assets that are not in service as of the balance sheet date.

Depreciation expense for fiscal years 2015, 2014 and 2013 was $143.1 million, $164.0 million and $157.6 million, respectively.

Accumulated amortization of leasehold improvements and capital leases was $139.6 million and $146.4 million at January 25, 2015 and January 26, 2014, respectively. Amortization of leasehold improvements and capital leases is included in depreciation and amortization expense.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 25, 2015	January 26, 2014
	(In thousands)
Accrued Liabilities:
Deferred revenue (1)	$292,735	$268,808
Customer related liabilities (2)	146,724	163,945
Accrued payroll and related expenses	112,173	109,721
Professional service fees	17,025	13,572
Facilities related liabilities	7,603	5,216
Warranty accrual (3)	7,523	7,571
Taxes payable, short- term	2,810	2,378
Coupon interest on Notes	2,542	2,500
Accrued legal settlement (4)	—	30,600
Other	13,672	16,794
Total accrued liabilities and other	$602,807	$621,105
(1)  The increase in fiscal year 2015 compared to fiscal year 2014 was due primarily to higher volumes with certain distributors.
(2)  This includes primarily accrued customer programs. Please refer to Note 1 of these Notes to the Consolidated Financial Statements for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.
(3)  Please refer to Note 10 of these Notes to the Consolidated Financial Statements for discussion regarding the warranty accrual.
(4)  Please refer to Note 4 and Note 12 of these Notes to the Consolidated Financial Statements for discussion regarding the 3dfx litigation.

	January 25, 2015	January 26, 2014
	(In thousands)
Other Long Term Liabilities:
Deferred income tax liability	$232,307	$157,953
Income tax payable	120,961	119,977
Deferred revenue	107,838	172,199
Asset retirement obligations	7,428	11,056
Other	20,394	13,940
Total other long-term liabilities	$488,928	$475,125

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

Accrual for Product Warranty Liabilities

We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. During periods prior to fiscal year 2013, we recorded a cumulative net charge of $475.9 million, most of which was charged against cost of revenue, to cover customer warranty, repair, return, replacement and other costs arising from a weak die/packaging material set in certain versions of our previous generation MCP and GPU products used in notebook configurations. During fiscal year 2014, we released the remaining $7.8 million unclaimed balance of that warranty accrual.

The estimated product returns and estimated product warranty liabilities for fiscal years 2015, 2014 and 2013 are as follows:

	January 25, 2015	January 26, 2014	January 27, 2013
	(In thousands)
Balance at beginning of period (1)	$7,571	$14,874	$18,406
Additions	5,441	6,786	5,738
Deductions (2)	(5,489)	(14,089)	(9,270)
Balance at end of period	$7,523	$7,571	$14,874

(1)  Includes a balance of $9.6 million and $13.2 million for fiscal years 2014 and 2013, respectively, for the remaining amount of the warranty accrual associated with incremental repair and replacement costs from a weak die/packaging material set, which we recorded prior to fiscal year 2013.
(2) Includes $1.8 million and $3.0 million for fiscal years 2014 and 2013, respectively, in payments related to weak die/packaging set warranty accrual recorded prior to fiscal year 2013, and $7.8 million related to the release of the final unclaimed portion of that accrual during fiscal year 2014.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Long-Term Debt

1.00 % Convertible Senior Notes Due 2018

On December 2, 2013, we issued $1.50 billion of the Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 49.60 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $20.16 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

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

As of January 25, 2015, none of the conditions allowing holders of the Notes to convert had been met. The determination of whether or not the Notes are convertible must be performed quarterly. If the Notes become convertible at the option of the holder, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in the mezzanine equity section on our Consolidated Balance Sheets.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the carrying amounts of the liability and equity components:

	January 25, 2015	January 26, 2014
	(In thousands)
Amount of the equity component	$125,725	$125,725

1.00% convertible senior notes due 2018	$1,500,000	$1,500,000
Unamortized debt discount (1)	(115,658)	(143,625)
Net carrying amount	$1,384,342	$1,356,375
(1) As of January 25, 2015, the remaining period over which the unamortized debt discount will be amortized is 3.9 years.
The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Year Ended
	January 25, 2015	January 26, 2014
	(In thousands)
Contractual coupon interest expense	$15,000	$2,500
Amortization of debt discount	27,967	4,600
Amortization of debt issuance costs	195	34
Total interest expense related to Notes	$43,162	$7,134
Note Hedges and Warrants

The net proceeds from the Notes were approximately $1,477.5 million after payment of the initial purchaser's discount. Concurrently with the offering of the Notes, we entered into the Note Hedges with a strike price equal to the initial conversion price of the Notes, or approximately $20.16 per share. The Note Hedges allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion. We paid $167.1 million for the Note Hedges.

In addition, concurrent with the offering of the Notes and the purchase of the Note Hedges, we entered into a separate warrant transaction, or the Warrants, with a strike price to the holders of the Warrants of $27.14 per share. The Warrants are net share settled and cover, subject to customary antidilution adjustments, 74.4 million shares of our common stock. We received $59.1 million for the Warrants transaction.

The $108.0 million net cost of the Note Hedges offset by the proceeds from the Warrants was included as a net reduction to additional paid-in capital in the shareholders’ equity section of our consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity's Own Equity.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

 Note 12 - Commitments and Contingencies

Inventory Purchase Obligations

At January 25, 2015, we had outstanding inventory purchase obligations totaling $456.0 million.

Capital Purchase Obligations

At January 25, 2015, we had outstanding capital purchase obligations totaling $51.0 million.

Lease Obligations

Our headquarters complex is located in Santa Clara, California and includes eight buildings that are leased properties. Future minimum lease payments related to headquarters operating leases total $73.1 million over the remaining terms of the leases, including predetermined rent escalations, and are included in the future minimum lease payment schedule below.

In addition to the commitment of our headquarters, we have other domestic and international office facilities under operating leases expiring through fiscal year 2025. We also include non-cancelable obligations under certain software licensing arrangements as operating leases.

Future minimum lease payments under our non-cancelable operating leases as of January 25, 2015, are as follows:

Future Minimum Lease Obligations
(In thousands)
Fiscal Year:
2016	$76,741
2017	66,242
2018	34,070
2019	26,793
2020	9,988
2021 and thereafter	27,477
Total	$241,311

Rent expense for the years ended January 25, 2015, January 26, 2014 and January 27, 2013 was $47.3 million, $43.8 million and $38.4 million, respectively.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capital lease obligations include building and office equipment lease obligations. The building lease relates to our datacenter in Santa Clara, California. Future minimum lease payments under the building capital lease total $20.9 million over the remaining lease term, including predetermined rent escalations, and are included in the future minimum lease payment schedule below:

Future Capital Lease Obligations
(In thousands)
Fiscal Year:
2016	$5,303
2017	5,453
2018	5,607
2019	5,767
2020	26
2021 and thereafter	—
Total	$22,156
Present value of minimum lease payments	$17,500

Current portion	$3,414
Long-term portion	$14,086

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

On December 20, 2010, the District Court issued an Order affirming the Bankruptcy Court's entry of summary judgment in NVIDIA's favor, and on January 19, 2011, the Trustee filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument on the appeal was held on October 8, 2014. On November 6, 2014, the Ninth Circuit affirmed the District Court’s decision upholding the ruling of the Bankruptcy Court and the case concluded on February 5, 2015.

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

On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act and seeking unspecified compensatory damages. We moved to dismiss the consolidated complaint and on October 19, 2010, Judge Seeborg granted our motion with leave to amend. On December 2, 2010, Plaintiffs filed a Second Consolidated Amended Complaint. We again moved to dismiss and on October 12, 2011, Judge Seeborg again granted our motion to dismiss, this time denying Plaintiffs leave to amend. On November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. Oral argument was held on January 14, 2014. On October 2, 2014, the Ninth Circuit issued an order affirming the dismissal. On October 16, 2014, Plaintiffs requested a rehearing or en banc review of the Ninth Circuit’s opinion affirming the dismissal. Plaintiffs’ request was denied on November 10, 2014. On February 9, 2015, Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court.

Patent Infringement Cases

On September 4, 2014, NVIDIA filed complaints against Qualcomm, Inc., or Qualcomm, and various Samsung entities with both the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for alleged infringement of seven patents relating to graphics processing. In the ITC action, NVIDIA seeks to block shipments of Samsung Galaxy mobile phones and tablets containing Qualcomm’s Adreno, ARM’s Mali or Imagination’s PowerVR graphics architectures. On October 6, 2014, the ITC initiated an investigation of NVIDIA’s claim and the investigation is currently underway. On February 2 and 3, 2015, the court conducted a claim construction hearing on certain claim language from five of the patents at issue. A decision on claim construction is expected in March 2015.

In the Delaware action, NVIDIA seeks unspecified damages for Samsung and Qualcomm’s alleged patent infringement. On October 22, 2014, Samsung and Qualcomm moved to stay the Delaware proceedings in light of the pending ITC action. The court granted the motion to stay on October 23, 2014.

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia, alleging that NVIDIA infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. On December 19, 2014, Samsung filed an amended, longer complaint but asserting the same claims against NVIDIA. Samsung seeks unspecified damages and an injunction prohibiting NVIDIA from any future violations. NVIDIA answered the amended complaint on January 26, 2015 and filed an amended answer on March 3, 2015. On January 12, 2015, NVIDIA moved to transfer the action to the Northern District of California and to sever and stay the proceedings against Velocity Micro, Inc. Briefing on the motion to transfer is now complete and submitted to the court for decision.

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of January 25, 2015, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes

The income tax expense applicable to income before income taxes consists of the following:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(In thousands)
Current income taxes:
Federal	$7,995	$7,896	$7,506
State	818	1,234	1,016
Foreign	17,356	18,513	16,766
Total current	26,169	27,643	25,288
Deferred taxes:
Federal	83,827	17,070	28,143
State	—	—	—
Foreign	(1,258)	(1,640)	3,717
Total deferred	82,569	15,430	31,860
Charge in lieu of taxes attributable to employer stock option plans	15,511	27,191	42,355
Income tax expense	$124,249	$70,264	$99,503

Income before income tax consists of the following:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(In thousands)
Domestic	$173,865	$79,136	$99,422
Foreign	580,971	431,118	562,617
Income before income tax	$754,836	$510,254	$662,039

The income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(In thousands)
Tax expense computed at federal statutory rate	$264,192	$178,589	$231,714
State income taxes, net of federal tax effect	681	1,608	1,048
Foreign tax rate differential	(119,786)	(93,831)	(123,626)
U.S. federal R&D tax credit	(34,319)	(30,155)	(29,294)
Stock-based compensation	4,332	8,900	11,876
Tax expense related to intercompany transaction	9,785	9,785	9,785
Other	(636)	(4,632)	(2,000)
Income tax expense	$124,249	$70,264	$99,503

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 25, 2015	January 26, 2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$72,322	$81,629
Accruals and reserves, not currently deductible for tax purposes	109,123	131,932
Property, equipment and intangible assets	45,593	48,358
Research and other tax credit carryforwards	350,655	306,975
Stock-based compensation	29,850	33,135
Convertible debt	12,327	14,885
Gross deferred tax assets	619,870	616,914
Less valuation allowance	(260,985)	(244,487)
Total deferred tax assets	358,885	372,427
Deferred tax liabilities:
Acquired intangibles	(24,463)	(33,244)
Unremitted earnings of foreign subsidiaries	(500,031)	(425,401)
Gross deferred tax liabilities	(524,494)	(458,645)
Net deferred tax liability	$(165,609)	$(86,218)

We recognized income tax expense of $124.2 million, $70.3 million and $99.5 million during fiscal years 2015, 2014 and 2013, respectively. Income tax expense as a percentage of income before taxes, or our annual effective tax rate, was 16.5% in fiscal year 2015, 13.8% in fiscal year 2014 and 15.0% in fiscal year 2013. The difference in the effective tax rates amongst the three years was primarily due to an increase in the amount of earnings subject to United States tax in fiscal year 2015 and a higher percentage of research tax credit benefit in fiscal year 2014.

Our effective tax rate on income before tax for the fiscal years was lower than the United States federal statutory rate of 35% due to income earned in jurisdictions, including British Virgin Islands, Hong Kong, China, Taiwan and United Kingdom, where the tax rate is lower, favorable recognition of the U.S. federal research tax credit and release of tax reserves as a result of the expiration of statutes of limitations in certain non-U.S. jurisdictions for which we had not previously recognized related tax benefits.

As of January 25, 2015 and January 26, 2014 we had a valuation allowance of $261.0 million and $244.5 million, respectively, related to state and certain foreign deferred tax assets that management determined not likely to be realized due, in part, to projections of future taxable income. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax asset as an income tax benefit during the period.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss and research tax credit carryforwards in the amount of $411.9 million as of January 25, 2015. Consistent with prior years, the excess tax benefit reflected in our net operating loss and research tax credit carryforwards will be accounted for as a credit to shareholders' equity, if and when realized.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 25, 2015, we had federal, state and foreign net operating loss carryforwards of $521.5 million, $667.2 million and $332.6 million, respectively. The federal and state carryforwards will expire beginning in fiscal year 2022 and 2016, respectively. The foreign net operating loss carryforwards of $316.7 million may be carried forward indefinitely and the remainder of $15.9 million will begin to expire in fiscal year 2016. As of January 25, 2015, we had federal research tax credit carryforwards of $429.6 million that will begin to expire in fiscal year 2018. We have state research tax credit carryforwards of $411.7 million, of which $395.9 million is attributable to the State of California and may be carried over indefinitely, and $15.8 million is attributable to various other states and will expire beginning in fiscal year 2016. We have other state tax credit carryforwards of $3.0 million that will expire in fiscal year 2026 and foreign tax credit carryforwards of $18.4 million, which may be refunded in fiscal years 2016 through 2019 if not utilized. Our tax attributes, net operating loss and tax credit carryforwards, remain subject to audit and may be adjusted for changes or modification in tax laws, other authoritative interpretations thereof, or other facts and circumstances. Utilization of federal, state, and foreign net operating losses and tax credit carryforwards may also be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign tax provisions. If any such limitations apply, the federal, states, or foreign net operating loss and tax credit carryforwards, as applicable, may expire or be denied before utilization.

As of January 25, 2015, U.S. federal and state income taxes have not been provided on approximately $2.27 billion of undistributed earnings of non-United States subsidiaries as such earnings are considered to be indefinitely reinvested. We have not provided the amount of unrecognized deferred tax liabilities for temporary differences related to investments in our foreign subsidiaries as the determination of such amount is not practicable.

As of January 25, 2015, we had $253.7 million of gross unrecognized tax benefits, of which $228.7 million would affect our effective tax rate if recognized. However, approximately $45.3 million of the unrecognized tax benefits were related to state income tax positions taken, that, if recognized, would be in the form of a carryforward deferred tax asset that would likely attract a full valuation allowance. The $228.7 million of unrecognized tax benefits as of January 25, 2015 consisted of $106.6 million recorded in non-current income taxes payable and $122.1 million reflected as a reduction to the related deferred tax assets.

A reconciliation of gross unrecognized tax benefits is as follows:

	January 25, 2015	January 26, 2014	January 27, 2013
	(In thousands)
Balance at beginning of period	$237,738	$220,543	$138,262
Increases in tax positions for prior years	—	—	18,800
Decreases in tax positions for prior years	(871)	(714)	(304)
Increases in tax positions for current year	22,865	22,787	67,764
Lapse in statute of limitations	(5,997)	(4,878)	(3,979)
Balance at end of period	$253,735	$237,738	$220,543

We classify an unrecognized tax benefit as a current liability, or as a reduction of the deferred tax assets or amount refundable, to the extent that we anticipate payment or receipt of cash for income taxes within one year. Likewise, the amount is classified as a long-term liability, reduction of long-term deferred tax assets or amount refundable, if we anticipate payment or receipt of cash for income taxes during a period beyond a year.

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 25, 2015, January 26, 2014, and January 27, 2013, we had accrued $14.4 million, $12.9 million and $11.3 million, respectively, for the payment of interest and penalties related to unrecognized tax benefits, which is not included as a component of our unrecognized tax benefits. As of January 25, 2015, non-current income taxes payable of $121.0 million consisted of unrecognized tax benefits of $106.6 million and the related interest and penalties of $14.4 million.

While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 25, 2015, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We are subject to taxation by a number of taxing authorities both in the United States and throughout the world. As of January 25, 2015, the material tax jurisdictions that may be subject to examination include the United States, Taiwan, Canada, China, Germany, Hong Kong, France, Japan, and India for fiscal years 2003 through 2014. As of January 25, 2015, the material tax jurisdictions for which we are currently under examination include the state of California for fiscal years 2011 through 2012, and India, France and Germany for fiscal years 2003 through 2014.

Note 14 - Shareholders’ Equity

Share Repurchase Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Most recently, in November 2013, the Board extended the previously authorized repurchase program through January 2016 and authorized an additional $1.00 billion for an aggregate of $3.70 billion under the repurchase program.

During fiscal year 2015, we repurchased a total of 44.4 million shares of our common stock for $813.6 million and paid $186.5 million in cash dividends - equivalent to $0.085 per share on a quarterly basis, or $0.34 per share on an annual basis - to our common shareholders. As a result, we returned $1.0 billion to shareholders during fiscal year 2015 in the form of share repurchases and dividend payments.

Through the end of fiscal year 2015, we have repurchased an aggregate of 205.6 million shares under our share repurchase program for a total cost of $3,265.2 million. All shares delivered from these repurchases have been placed into treasury stock. As of January 25, 2015, we are authorized, subject to certain specifications, to repurchase shares of our common stock up to $434.8 million through January 2016.

On November 6, 2014, we announced our intention to return approximately $600.0 million to our shareholders in fiscal year 2016 through a combination of share repurchases and cash dividends. On February 11, 2015, we declared that we would pay our next quarterly cash dividend of $0.085 per share on March 19, 2015, to all shareholders of record on February 26, 2015.

In addition to our Board authorized share repurchases, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of RSU and PSU awards under our equity incentive program. During fiscal year 2015, we withheld approximately 2.3 million shares at a total cost of $43.7 million through net share settlements. Please refer to Note 2 of these Notes to the Consolidated Financial Statements for further information regarding stock-based compensation related to equity awards granted under our equity incentive programs.

Convertible Preferred Stock

As of January 25, 2015 and January 26, 2014, there were no shares of preferred stock outstanding.

Note 15 - Employee Retirement Plans

We have a 401(k) Retirement Plan covering substantially all of our United States employees. Under the plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. Effective January 2013, we began matching a portion of the employee contributions. Our contribution expense in fiscal years 2015 and 2014 was $5.8 million and $5.1 million, respectively. We also have defined contribution retirement plans outside of the United States to which we contributed $19.7 million, $16.2 million and $16.7 million for fiscal years 2015, 2014 and 2013, respectively.

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

We report our business in two primary reporting segments - the GPU business and the Tegra Processor business - based on a single underlying graphics architecture.

Our GPU product brands aimed at specialized markets include GeForce for gamers; Quadro for designers; Tesla for researchers, deep learning and big-data analysts; and GRID for cloud-based visual computing users.

We also integrate our GPUs into tiny mobile chips called system-on-a-chip (SOC) processors, which power tablets, and automotive infotainment and safety systems. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Tegra conserves power while delivering state-of-the-art graphics and multimedia processing.

We have a single unifying architecture for our GPU and Tegra Processors. This architecture unification leverages our visual computing expertise by charging the operating expenses of certain core engineering functions to the GPU business, while charging the Tegra Processor business for the incremental cost of the teams working directly for that business. In instances where the operating expenses of certain functions benefit both reporting segments, our CODM assigns 100% of those expenses to the reporting segment that benefits the most. The revenue and cost of revenue of the reporting segments was not affected, and comparative periods presented below reflect the impact of this change.

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

	GPU	Tegra Processor	All Other	Consolidated
	(In thousands)
Year Ended January 25, 2015:
Revenue	$3,838,906	$578,601	$264,000	$4,681,507
Depreciation and amortization expense	$116,683	$57,282	$46,160	$220,125
Operating income (loss)	$1,113,350	$(254,435)	$(99,926)	$758,989
Year Ended January 26, 2014:
Revenue	$3,468,144	$398,018	$264,000	$4,130,162
Depreciation and amortization expense	$146,571	$49,839	$42,738	$239,148
Operating income (loss)	$834,763	$(268,068)	$(70,468)	$496,227
Year Ended January 27, 2013:
Revenue	$3,251,712	$764,447	$264,000	$4,280,159
Depreciation and amortization expense	$143,262	$40,793	$42,180	$226,235
Operating income (loss)	$694,338	$40,508	$(86,607)	$648,239

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(In thousands)
Reconciling items included in "All Other" category:
Revenue not allocated to reporting segments	$264,000	$264,000	$264,000
Unallocated corporate operating expenses and other expenses	(168,730)	(166,483)	(157,680)
Stock-based compensation	(157,841)	(136,295)	(136,662)
Acquisition-related costs, net	(37,355)	(31,652)	(36,138)
Other non-recurring expenses and benefits	—	(38)	(20,127)
Total	$(99,926)	$(70,468)	$(86,607)
Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following tables summarize information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Revenue:	(In thousands)
Taiwan	$1,594,435	$1,321,503	$1,356,838
China	922,121	793,790	780,493
United States	790,614	726,830	799,430
Other Asia Pacific	637,029	675,339	783,573
Europe	368,921	295,160	263,488
Other Americas	368,387	317,540	296,337
Total revenue	$4,681,507	$4,130,162	$4,280,159

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents summarized information for long-lived assets by geographic region. Long-lived assets consist of property and equipment and deposits and other assets, and exclude goodwill and intangible assets.

	January 25, 2015	January 26, 2014
Long-lived assets:	(In thousands)
United States	$467,277	$522,461
Taiwan	52,176	51,993
Europe	51,521	50,677
India	48,544	31,456
China	28,073	29,313
Other Asia Pacific	587	1,092
Total long-lived assets	$648,178	$686,992

Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Revenue:
Customer A	11%	11%	13%
Customer B	9%	10%	9%

Revenue from customer A was attributable to both the GPU and Tegra Processor businesses, while revenue from customer B was attributable to the GPU business.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	January 25, 2015	January 26, 2014
Accounts Receivable:
Customer B	20%	23%
Customer C	10%	9%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17 - Quarterly Summary (Unaudited)

The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

	Fiscal Year 2015 Quarters Ended
	January 25, 2015	October 26, 2014	July 27, 2014	April 27, 2014
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$1,250,514	$1,225,382	$1,102,824	$1,102,787
Cost of revenue	$550,911	$548,684	$483,850	$498,585
Gross profit	$699,603	$676,698	$618,974	$604,202
Net income	$193,128	$172,967	$127,976	$136,516
Net income per share:
Basic	$0.35	$0.32	$0.23	$0.24
Diluted	$0.35	$0.31	$0.22	$0.24

	Fiscal Year 2014 Quarters Ended
	January 26, 2014	October 27, 2013	July 28, 2013	April 28, 2013
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$1,144,218	$1,053,967	$977,238	$954,739
Cost of revenue	$524,976	$469,552	$431,700	$436,171
Gross profit	$619,242	$584,415	$545,538	$518,568
Net income	$146,917	$118,734	$96,448	$77,891
Net income per share:
Basic	$0.26	$0.20	$0.16	$0.13
Diluted	$0.25	$0.20	$0.16	$0.13

NVIDIA CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
	(In thousands)
Year ended January 25, 2015
Allowance for doubtful accounts	$848	$2,837	(1)	$(793)	(1)	$2,892
Sales return allowance	$14,111	$12,427	(2)	$(12,447)	(4)	$14,091
Deferred tax valuation allowance	$244,487	$16,498	(3)	$—		$260,985
Year ended January 26, 2014
Allowance for doubtful accounts	$1,804	$309	(1)	$(1,265)	(1)	$848
Sales return allowance	$14,790	$15,881	(2)	$(16,560)	(4)	$14,111
Deferred tax valuation allowance	$224,774	$19,713	(3)	$—		$244,487
Year ended January 27, 2013
Allowance for doubtful accounts	$973	$1,139	(1)	$(308)	(1)	$1,804
Sales return allowance	$13,881	$16,533	(2)	$(15,624)	(4)	$14,790
Deferred tax valuation allowance	$212,285	$12,489	(3)	$—		$224,774

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
(4) Represents allowance for sales returns written off.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 11, 2013	8-K	0-23985	3.1	11/14/2013
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.3)	8-K	0-23985	4.2	12/2/2013
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007
10.7+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.8+	Amended and Restated 2007 Equity Incentive Plan	10-Q	0-23985	10.1	8/20/2014
10.9+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.10+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.11+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.12+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.13+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.14+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.15+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012
10.16+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010

10.17+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.18+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.19+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.20+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.21+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.22+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.23+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.24+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.25+*	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)
10.26+*	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)
10.27+*	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)
10.28+	Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	0-23985	10.2	8/20/2014
10.29+	Fiscal Year 2015 Variable Compensation Plan	8-K	0-23985	10.1	4/15/2014
10.30+	Fiscal Year 2014 Variable Compensation Plan	8-K	0-23985	10.1	4/2/2013
10.31+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.32	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.33	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.34	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.35	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.36	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010	10-Q	0-23985	10.32	12/7/2010
10.37	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A	10-Q	0-23985	10.33	12/7/2010

10.38	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B	10-Q	0-23985	10.34	12/7/2010
10.39	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C	10-Q	0-23985	10.35	12/7/2010
10.40	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D	10-Q	0-23985	10.36	12/7/2010
10.41	Patent Cross License Agreement dated as of January 10, 2011, between NVIDIA Corporation and Intel Corporation	8-K	0-23985	10.1	1/10/2011
10.42	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.43	Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated February 14, 2014	10-Q	0-23985	10.1	5/21/2014
10.44	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.45	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.46	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.47	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2015.

NVIDIA Corporation
By:	/s/ Jen-Hsun Huang
Jen-Hsun Huang
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jen-Hsun Huang and Colette M. Kress, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEN-HSUN HUANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2015
Jen-Hsun Huang
/s/ COLETTE M. KRESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2015
Colette M. Kress
/s/ MICHAEL J. BYRON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2015
Michael J. Byron
/s/ TENCH COXE	Director	March 11, 2015
Tench Coxe
/s/ MARK STEVENS	Director	March 11, 2015
Mark Stevens
/s/ JAMES C. GAITHER	Director	March 11, 2015
James C. Gaither
/s/ HARVEY C. JONES	Director	March 9, 2015
Harvey C. Jones
/s/ MARK L. PERRY	Director	March 11, 2015
Mark L. Perry
/s/ WILLIAM J. MILLER	Director	March 11, 2015
William J. Miller
/s/ A. BROOKE SEAWELL	Director	March 11, 2015
A. Brooke Seawell
/s/ ROBERT BURGESS	Director	March 11, 2015
Robert Burgess
/s/ DAWN HUDSON	Director	March 11, 2015
Dawn Hudson
Director
Michael McCaffery
Director
Persis Drell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-8	333-74905	4.1	3/23/1999
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	0-23985	3.1	8/21/2008
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	0-23985	3.1	5/24/2011
3.4	Bylaws of NVIDIA Corporation, Amended and Restated as of November 11, 2013	8-K	0-23985	3.1	11/14/2013
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen Stock Certificate	S-1/A	333-47495	4.2	4/24/1998
4.3	Indenture (including the form of Notes) dated December 2, 2013 between NVIDIA Corporation and Wells Fargo Bank, National Association	8-K	0-23985	4.1	12/2/2013
4.4	Form of 1.00% Convertible Senior Note due 2018 (included in Exhibit 4.3)	8-K	0-23985	4.2	12/2/2013
10.1	Form of Indemnity Agreement between NVIDIA Corporation and each of its directors and officers	8-K	0-23985	10.1	3/7/2006
10.2+	1998 Equity Incentive Plan, as amended	8-K	0-23985	10.2	3/13/2006
10.3+	1998 Equity Incentive Plan ISO, as amended	10-Q	0-23985	10.5	11/22/2004
10.4+	1998 Equity Incentive Plan NSO, as amended	10-Q	0-23985	10.6	11/22/2004
10.5+	Certificate of Stock Option Grant	10-Q	0-23985	10.7	11/22/2004
10.6+	PortalPlayer, Inc. 1999 Stock Option Plan and Form of Agreements thereunder	S-8	333-140021	99.1	1/16/2007
10.7+	PortalPlayer, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	333-140021	99.2	1/16/2007
10.8+	Amended and Restated 2007 Equity Incentive Plan	10-Q	0-23985	10.1	8/20/2014
10.9+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Board Service (2007))	10-Q	0-23985	10.2	8/22/2007
10.10+	2007 Equity Incentive Plan - Non Statutory Stock Option (Annual Grant - Committee Service (2007))	10-Q	0-23985	10.3	8/22/2007
10.11+	2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service (2007))	10-Q	0-23985	10.4	8/22/2007
10.12+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2009))	10-Q	0-23985	10.1	8/20/2009
10.13+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Annual Grant - Board Service (2011))	10-Q	0-23985	10.41	5/27/2011
10.14+	2007 Equity Incentive Plan - Non-Statutory Stock Option (Initial Grant - Board Service (2011))	8-K	0-23985	10.1	12/14/2011
10.15+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Stock Option Grant (2012 Annual Board Retainer)	10-Q	0-23985	10.4	5/23/2012

10.16+	2007 Equity Incentive Plan - Non Statutory Stock Option	8-K	0-23985	10.2	9/13/2010
10.17+	2007 Equity Incentive Plan - Incentive Stock Option	8-K	0-23985	10.21	9/13/2010
10.18+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option	10-Q	0-23985	10.1	8/22/2012
10.19+	Amended and Restated 2007 Equity Incentive Plan - Incentive Stock Option	10-Q	0-23985	10.2	8/22/2012
10.20+	2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.22	12/7/2010
10.21+	Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Purchase Agreement	10-Q	0-23985	10.3	8/22/2012
10.22+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (without deferral option)	10-Q	0-23985	10.2	5/23/2012
10.23+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (with deferral option)	10-Q	0-23985	10.3	5/23/2012
10.24+	Amended and Restated 2007 Equity Incentive Plan - Non Statutory Stock Option (Initial Grant - Board Service)	8-K	0-23985	10.1	7/23/2013
10.25+*	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2015)
10.26+*	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Deferred Restricted Stock Unit Grant Notice and Deferred Restricted Stock Unit Agreement (2016)
10.27+*	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2016)
10.28+	Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	0-23985	10.2	8/20/2014
10.29+	Fiscal Year 2015 Variable Compensation Plan	8-K	0-23985	10.1	4/15/2014
10.30+	Fiscal Year 2014 Variable Compensation Plan	8-K	0-23985	10.1	4/2/2013
10.31+	Offer Letter between NVIDIA Corporation and Colette Kress, dated September 13, 2013	8-K	0-23985	10.1	9/16/2013
10.32	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building A	S-3/A	333-33560	10.1	4/20/2000
10.33	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building B	S-3/A	333-33560	10.2	4/20/2000
10.34	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building C	S-3/A	333-33560	10.3	4/20/2000
10.35	Lease dated April 4, 2000 between NVIDIA Corporation and Sobrato Interests III for Building D	S-3/A	333-33560	10.4	4/20/2000
10.36	Memory Controller Patent License Agreement Between Rambus Inc. and NVIDIA Corporation, dated August 12, 2010	10-Q	0-23985	10.32	12/7/2010

10.37	Second Amendment to Lease, dated August 18, 2010 between NVIDIA Corporation and Sobrato Interests III for Building A	10-Q	0-23985	10.33	12/7/2010
10.38	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building B	10-Q	0-23985	10.34	12/7/2010
10.39	Third Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building C	10-Q	0-23985	10.35	12/7/2010
10.40	Second Amendment to Lease, dated August 18, 2010, between NVIDIA Corporation and Sobrato Interests III for Building D	10-Q	0-23985	10.36	12/7/2010
10.41	Patent Cross License Agreement dated as of January 10, 2011, between NVIDIA Corporation and Intel Corporation	8-K	0-23985	10.1	1/10/2011
10.42	Master Confirmation and Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated May 14, 2013	10-Q	0-23985	10.3	5/22/2013
10.43	Supplemental Confirmation between NVIDIA Corporation and Goldman, Sachs & Co., dated February 14, 2014	10-Q	0-23985	10.1	5/21/2014
10.44	Base Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.1	12/2/2013
10.45	Base Warrant Transaction Confirmation	8-K	0-23985	99.2	12/2/2013
10.46	Additional Convertible Note Hedge Transaction Confirmation	8-K	0-23985	99.3	12/2/2013
10.47	Additional Warrant Transaction Confirmation	8-K	0-23985	99.4	12/2/2013
21.1*	List of Registrant's Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Copies of above exhibits not contained herein are available to any shareholder upon written request to:
Investor Relations: NVIDIA Corporation, 2701 San Tomas Expressway, Santa Clara, CA 95050