Form 10-Q
period 2015-04-26
NVIDIA CORP
filed 2015-05-20
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2015
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of May 15, 2015, was 538 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED April 26, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	April 26,	April 27,
	2015	2014

Revenue	$1,151	$1,103
Cost of revenue	498	499
Gross profit	653	604
Operating expenses
Research and development	339	334
Sales, general and administrative	138	119
Total operating expenses	477	453
Income from operations	176	151
Interest income	9	6
Interest expense	(12)	(11)
Other income (expense), net	(1)	17
Income before income tax	172	163
Income tax expense	38	26
Net income	$134	$137

Net income per share:
Basic	$0.24	$0.24
Diluted	$0.24	$0.24

Weighted average shares used in per share computation:
Basic	549	559
Diluted	568	570

Cash dividends declared and paid per common share	$0.085	$0.085

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	April 26,	April 27,
	2015	2014

Net income	$134	$137
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale securities, net of tax	3	1
Reclassification adjustments for net realized losses on available-for-sale securities included in net income, net of tax	(2)	—
Other comprehensive income	1	1
Total comprehensive income	$135	$138

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 26,	January 25,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$464	$497
Marketable securities	4,328	4,126
Accounts receivable, net	455	474
Inventories	438	483
Prepaid expenses and other current assets	89	70
Deferred income taxes	58	63
Total current assets	5,832	5,713
Property and equipment, net	547	557
Goodwill	618	618
Intangible assets, net	205	222
Other assets	89	91
Total assets	$7,291	$7,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$293
Accrued and other current liabilities	661	603
Total current liabilities	883	896

Long-term debt	1,391	1,384
Other long-term liabilities	448	489
Capital lease obligations, long-term	13	14
Commitments and contingencies - see Note 11	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	3,986	3,855
Treasury stock, at cost	(3,476)	(3,395)
Accumulated other comprehensive income	8	8
Retained earnings	4,037	3,949
Total shareholders' equity	4,556	4,418
Total liabilities and shareholders' equity	$7,291	$7,201

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	April 26,	April 27,
	2015	2014
Cash flows from operating activities:
Net income	$134	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	55
Stock-based compensation expense	45	36
Amortization of debt discount	7	7
Net gain on sale and disposal of long-lived assets and investments	(3)	(17)
Deferred income taxes	28	22
Tax benefits from stock-based compensation	(6)	(4)
Other	7	7
Changes in operating assets and liabilities:
Accounts receivable	18	28
Inventories	45	(6)
Prepaid expenses and other assets	(17)	(1)
Accounts payable	(67)	(15)
Accrued and other current liabilities	58	(29)
Other long-term liabilities	(57)	(69)
Net cash provided by operating activities	246	151
Cash flows from investing activities:
Purchases of marketable securities	(1,267)	(1,001)
Proceeds from sale of marketable securities	825	545
Proceeds from maturities of marketable securities	238	134
Proceeds from sale of long-lived assets and investments	—	21
Purchases of property and equipment and intangible assets	(30)	(29)
Other	(1)	—
Net cash used in investing activities	(235)	(330)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	50	80
Payments under capital lease obligations	(1)	(1)
Tax benefits from stock-based compensation	6	4
Payments related to repurchases of common stock	(53)	(500)
Dividends paid	(46)	(47)
Net cash used in financing activities	(44)	(464)
Change in cash and cash equivalents	(33)	(643)
Cash and cash equivalents at beginning of period	497	1,152
Cash and cash equivalents at end of period	$464	$509

Other non-cash activity:
Assets acquired by assuming related liabilities	$4	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 25, 2015 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015. There have been no material changes to our significant accounting policies since the filing of the Annual Report on Form 10-K.

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2016 is a 53-week year and fiscal year 2015 is a 52-week year. The first quarters of fiscal years 2016 and 2015 are both 13-week quarters.

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

Adoption of New and Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued a new accounting standards update that requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The update will be effective for us beginning in our first quarter of fiscal year 2017. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2014, the FASB issued a new accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 29, 2015, the FASB issued a proposed accounting standards update that would defer the effective date of this new revenue recognition standard by one year, but also permit entities to adopt the standard one year earlier if they choose (i.e., the original effective date). Comments on the proposal are due by May 29, 2015. We will adopt this guidance either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements and have not yet determined which transition method we will apply.

Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on the Company’s corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.

We estimate the fair value of employee stock options on the date of grant using a binomial model and recognize the expense using a straight-line attribution method over the requisite employee service period. We use the closing trading price of our common stock on the date of grant, minus a dividend yield discount, as the fair value of awards of RSUs and PSUs, and we use a Monte Carlo simulation on the date of grant to estimate the fair value of market-based PSUs. We use a Black-Scholes valuation at the commencement of an offering period in March and September of each year to estimate the fair value of the shares to be issued under our ESPP.

Stock-based compensation expense for stock options, RSUs and market-based PSUs is recognized using a straight-line attribution method over the requisite employee service period, while compensation expense for PSUs and ESPP is recognized using an accelerated amortization model.

Our condensed consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended
	April 26, 2015	April 27, 2014
	(In millions)
Cost of revenue	$2	$3
Research and development	27	21
Sales, general and administrative	16	12
Total	$45	$36

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following summarizes the stock option, RSU, PSU and market-based PSU activity under our equity incentive plans:

	Awards Outstanding	Weighted Average Exercise Price
Stock Options	(In millions)	(Per share)
Balances, January 25, 2015	21	$14.61
Granted	—	—
Exercised	(3)	$13.87
Cancelled	—	—
Balances, April 26, 2015	18	$14.63

	Awards Outstanding	Weighted Average Grant-Date Fair Value
RSUs, PSUs and Market-based PSUs	(In millions)	(Per share)
Balances, January 25, 2015	23	$15.94
Granted (1) (2)	4	$22.08
Vested	(4)	$14.99
Cancelled	—	—
Balances, April 26, 2015	23	$17.01

(1)
Includes the total PSUs issuable if the corporate financial performance maximum target level for fiscal year 2016 is achieved. Depending on the actual level of achievement of the corporate performance target at the end of fiscal year 2016, the PSUs issued could range from 0 to 2 million shares. We granted PSUs during the first quarter of fiscal year 2016 to our CEO and senior management as approved by our Compensation Committee.

(2)
Includes the market-based PSUs issuable if the maximum target for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to the respective TSRs of the companies comprising the Standard & Poor’s 500 Index during a 3-year measurement period, the market-based PSUs issued could range from 0 to 0.4 million shares. We granted market-based PSUs during the first quarter of fiscal year 2016 to our CEO and senior management as approved by our Compensation Committee.

Of the estimated total grant-date fair value, the stock-based compensation expense related to the equity awards that are not expected to vest was $5 million and $10 million for the three months ended April 26, 2015 and April 27, 2014, respectively.

The following summarizes aggregated unearned stock-based compensation expense and estimated weighted average amortization period as of April 26, 2015 and January 25, 2015:

	April 26,	January 25,
	2015	2015
	(In millions)
Aggregated unearned stock-based compensation expense	$331	$291

Estimated weighted average amortization period	(In years)
Stock options	1.7	1.8
RSUs, PSUs and market-based PSUs	2.9	2.8
ESPP	0.7	0.5

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	April 26,	April 27,
	2015	2014
	(In millions, except per share data)
Numerator:
Net income	$134	$137
Denominator:
Denominator for basic net income per share, weighted average shares	549	559
Effect of dilutive securities:
Equity awards outstanding	13	11
Assumed conversion of 1% Convertible Senior Notes Due 2018	6	—
Denominator for diluted net income per share, weighted average shares	568	570
Net income per share:
Basic net income per share	$0.24	$0.24
Diluted net income per share	$0.24	$0.24
Potentially dilutive securities excluded from diluted net income per share because their effect would have been anti-dilutive	3	8
The 1.00% Convertible Senior Notes, or the Notes, are included in the calculation of diluted net income per share if their inclusion is dilutive. The Notes will generally have a dilutive impact on net income per share if the Company's average stock price for the reporting period exceeds the conversion price of $20.16 per share.

The denominator for diluted net income per share does not include any effect from the convertible note hedge transaction, or the Note Hedges, that we entered into concurrently with the issuance of the Notes, as its effect would be anti-dilutive. In the event an actual conversion of any or all of the Notes occurs, the shares that would be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that we would issue under the Notes.

The denominator for diluted net income per share will not include any effect from the warrants, which we entered into concurrently with the issuance of the Notes, unless the Company's average stock price for the reporting period exceeds the strike price of $27.14 per share.

Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $38 million and $26 million for the three months ended April 26, 2015 and April 27, 2014, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 22.0% and 16.4% for the three months ended April 26, 2015 and April 27, 2014, respectively.

The increase in our effective tax rate in the first quarter of fiscal year 2016 as compared to the same period in the prior fiscal year was primarily related to an increase in the amount of earnings subject to US tax and permanent tax differences related to stock-based compensation in the prior year's first three months.

Our effective tax rate on income before tax for the first three months of fiscal year 2016 of 22.0% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate. Further, our effective tax rate for the first three months of fiscal year 2016 of 22.0% differs from our annual projected effective tax rate for the first three months of fiscal year 2016 of 24.0% due to discrete events that occurred in the first three months of fiscal year 2016 primarily attributable to the tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.

Our effective tax rate on income before tax for the first three months of fiscal year 2015 of 16.4% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax.

For the three months ended April 26, 2015, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 25, 2015, other than the recognition of tax benefits upon the expiration of statute of limitation in certain non-U.S. jurisdictions in the three months ended April 26, 2015.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of April 26, 2015, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity, net of tax, and net realized gains and losses recorded in other income, net, on the Condensed Consolidated Statements of Income.

We performed an impairment review of our investment portfolio as of April 26, 2015. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of April 26, 2015.

The following is a summary of cash equivalents and marketable securities at April 26, 2015 and January 25, 2015:

	April 26, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$2,214	$4	$(1)	$2,217
Debt securities of United States government agencies	968	1	—	969
Asset-backed securities	480	—	—	480
Debt securities issued by United States Treasury	415	1	—	416
Mortgage-backed securities issued by United States government-sponsored enterprises	260	4	—	264
Foreign government bonds	81	—	—	81
Money market funds	19	—	—	19
Total	$4,437	$10	$(1)	$4,446
Classified as:
Cash equivalents				$118
Marketable securities				4,328
Total				$4,446

	January 25, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$2,185	$2	$(1)	$2,186
Debt securities of United States government agencies	750	1	(1)	750
Asset-backed securities	453	—	—	453
Debt securities issued by United States Treasury	534	3	—	537
Mortgage-backed securities issued by United States government-sponsored enterprises	274	5	(1)	278
Foreign government bonds	85	—	—	85
Money market funds	132	—	—	132
Total	$4,413	$11	$(3)	$4,421
Classified as:
Cash equivalents				$295
Marketable securities				4,126
Total				$4,421

The following table provides the breakdown of the investments with unrealized losses at April 26, 2015:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$573	$(1)	$13	$—	$586	$(1)
Debt securities of United States government agencies	309	—	9	—	318	—
Asset-backed securities	257	—	3	—	260	—
Mortgage-backed securities issued by United States government-sponsored enterprises	74	—	18	—	92	—
Debt securities issued by United States Treasury	58	—	—	—	58	—
Foreign government bonds	14	—	—	—	14	—
Total	$1,285	$(1)	$43	$—	$1,328	$(1)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at April 26, 2015 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale at April 26, 2015 and January 25, 2015 and are shown below by contractual maturity.

	April 26, 2015		January 25, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$1,445	$1,445	$1,570	$1,571
Due in 1 - 5 years	2,866	2,872	2,720	2,726
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	126	129	123	124
Total	$4,437	$4,446	$4,413	$4,421

Net realized gains for the three months ended April 26, 2015 were $3 million, and were not significant for the three months ended April 27, 2014.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

Financial assets measured at fair value

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets. Our available-for-sale securities are classified as having Level 2 inputs. Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Levels 1 and 2 assets for the three months ended April 26, 2015.

Financial assets measured at fair value are summarized below:

		Fair Value Measurement as of April 26, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 26, 2015	(Level 1)	(Level 2)
	(In millions)
Corporate debt securities (1)	$2,217	$—	$2,217
Debt securities of United States government agencies (2)	969	—	969
Asset-backed securities (3)	480	—	480
Debt securities issued by United States Treasury (3)	416	—	416
Mortgage-backed securities issued by government-sponsored enterprises (3)	264	—	264
Foreign government bonds (3)	81	—	81
Money market funds (4)	19	19	—
Total cash equivalents and marketable securities	$4,446	$19	$4,427

(1)	Includes $95 million in cash equivalents and $2.12 billion in marketable securities on the Condensed Consolidated Balance Sheets.

(2)	Includes $4 million in cash equivalents and $965 million in marketable securities on the Condensed Consolidated Balance Sheets.

(3)	Included in marketable securities on the Condensed Consolidated Balance Sheets.

(4)	Included in cash equivalents on the Condensed Consolidated Balance Sheets.

Financial liabilities measured at fair value

We issued $1.50 billion of Notes in December 2013. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The estimated fair value of the Notes was $1.83 billion and $1.68 billion as of April 26, 2015 and January 25, 2015, respectively. The estimated fair value of the Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	April 26, 2015			January 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$189	$(139)	$50	$189	$(134)	$55
Patents and licensed technology	451	(296)	155	449	(282)	167
Total intangible assets	$640	$(435)	$205	$638	$(416)	$222

Amortization expense associated with intangible assets was $19 million for both the three months ended April 26, 2015 and April 27, 2014. Future amortization expense related to the net carrying amount of intangible assets at April 26, 2015 is estimated to be $53 million for the remainder of fiscal year 2016, $64 million in fiscal year 2017, $49 million in fiscal year 2018, $21 million in fiscal year 2019, $13 million in fiscal year 2020 and a total of $5 million in fiscal year 2021 and beyond.

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	April 26,	January 25,
	2015	2015
Inventories:	(In millions)
Raw materials	$151	$157
Work in-process	73	92
Finished goods	214	234
Total inventories	$438	$483

At April 26, 2015, we had outstanding inventory purchase obligations totaling $398 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	April 26,	January 25,
	2015	2015
Accrued and Other Current Liabilities:	(In millions)
Unearned revenue (1)	$377	$296
Customer related liabilities (2)	127	143
Accrued payroll and related expenses	87	112
Professional service fees	26	17
Warranty accrual (3)	13	8
Facilities related liabilities	2	8
Coupon interest on Notes	6	3
Taxes payable	4	3
Other	19	13
Total accrued and other current liabilities	$661	$603

(1)	This primarily includes deferred revenue.

(2)
This primarily includes accrued customer programs. Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015, for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.

(3)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.

	April 26,	January 25,
	2015	2015
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability	$254	$232
Income taxes payable	121	121
Deferred revenue	42	108
Asset retirement obligation	7	7
Other	24	21
Total other long-term liabilities	$448	$489

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Guarantees

U.S. GAAP requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, U.S. GAAP requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

Accrual for Product Warranty Liabilities
We record a reduction to revenue for estimated product returns at the time revenue is recognized primarily based on historical return rates. Cost of revenue includes the estimated cost of product warranties. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. Additionally, we accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The estimated product warranty liabilities for the three months ended April 26, 2015 and April 27, 2014 were as follows:

	Three Months Ended
	April 26,	April 27,
	2015	2014
	(In millions)
Balance at beginning of period	$8	$7
Additions	6	2
Deductions	(1)	(1)
Balance at end of period	$13	$8

In connection with certain agreements that we have executed in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product, and employee liabilities. We have also on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. As such, we have not recorded any liability in our Condensed Consolidated Financial Statements for such indemnifications.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Long-Term Debt
1.00 % Convertible Senior Notes Due 2018
On December 2, 2013, we issued $1.50 billion in Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless earlier repurchased or converted in accordance with their terms prior to such date. Under the terms of the Notes, they may be converted based on an initial conversion rate of 49.60 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $20.16 per share of common stock), subject to adjustment as described in the indenture governing the Notes.
As of April 26, 2015, none of the conditions allowing holders of the Notes to convert had been met. The determination of whether or not the Notes are convertible must be performed quarterly. If the Notes become convertible at the option of the holder, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in the mezzanine equity section on our Condensed Consolidated Balance Sheets.
The initial debt component of the Notes was valued at $1.35 billion based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 3.15%. The carrying value of the permanent equity component reported in additional paid-in-capital was valued at $126 million and recorded as a debt discount. This amount, together with the $23 million purchaser's discount to the par value of the Notes represents the total unamortized debt discount of $149 million we recorded at the time of issuance of the Notes. The aggregate debt discount is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 3.15%.
The following table presents the carrying amounts of the liability and equity components:

	April 26,	January 25,
	2015	2015
	(In millions)
Amount of the equity component	$126	$126

1.00% Convertible Senior Notes Due 2018	$1,500	$1,500
Unamortized debt discount (1)	(109)	(116)
Net carrying amount	$1,391	$1,384
(1) As of April 26, 2015, the unamortized debt discount will be amortized over a remaining period of 3.6 years.
The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs:

	Three Months Ended
	April 26,	April 27,
	2015	2014
	(In millions)
Contractual coupon interest expense	$4	$4
Amortization of debt discount and issuance costs	7	7
Total interest expense related to Notes	$11	$11

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

On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act and seeking unspecified compensatory damages. We moved to dismiss the consolidated complaint and on October 19, 2010, Judge Seeborg granted our motion with leave to amend. On December 2, 2010, Plaintiffs filed a Second Consolidated Amended Complaint. We again moved to dismiss and on October 12, 2011, Judge Seeborg again granted our motion to dismiss, this time denying Plaintiffs leave to amend. On November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. Oral argument was held on January 14, 2014. On October 2, 2014, the Ninth Circuit issued an order affirming the dismissal. On October 16, 2014, Plaintiffs requested a rehearing or en banc review of the Ninth Circuit’s opinion affirming the dismissal. Plaintiffs’ request was denied on November 10, 2014. On February 9, 2015, Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court. On April 15, 2015, we filed an opposition to Plaintiffs’ petition.

Patent Infringement Cases

On September 4, 2014, NVIDIA filed complaints against Qualcomm, Inc., or Qualcomm, and various Samsung entities with both the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for alleged infringement of seven patents relating to graphics processing. In the ITC action, NVIDIA seeks to block shipments of Samsung Galaxy mobile phones, tablets and smart TVs containing Qualcomm’s Adreno, ARM’s Mali or Imagination’s PowerVR graphics architectures. On October 6, 2014, the ITC initiated an investigation of NVIDIA’s claim and the investigation is currently underway. On February 2 and 3, 2015, the court conducted a claim construction hearing on certain claim language from five of the patents at issue. The hearing on NVIDIA’s patents in the ITC action is currently scheduled to begin on June 22, 2015.

In the Delaware action, NVIDIA seeks unspecified damages for Samsung and Qualcomm’s alleged patent infringement. On October 22, 2014, Samsung and Qualcomm moved to stay the Delaware proceedings in light of the pending ITC action and NVIDIA did not oppose the motion. The court granted the motion to stay on October 23, 2014.

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia, alleging that NVIDIA infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. On December 19, 2014, and then on April 10, 2015, Samsung filed amended, longer complaints, but which continued to assert the same claims against NVIDIA. Samsung seeks unspecified damages and an injunction prohibiting NVIDIA from any future violations. NVIDIA answered the second amended complaint on April 16, 2015, and asserted counter-claims against Samsung for infringing four of NVIDIA’s patents and for non-infringement and invalidity of the six patents asserted in Samsung’s second amended complaint. On April 24, 2015, Samsung moved to sever NVIDIA’s counter-claims for patent infringement. On May 19, 2015, the court severed NVIDIA's counter-claims from the main action and set a trial date on those counter-claims for June 2016. On the same day, NVIDIA voluntarily dismissed its counter-claims from the case. Trial on Samsung’s claims is currently set to begin on January 11, 2016.

On November 23, 2014, Samsung filed a complaint against NVIDIA, among others, in the ITC claiming infringement of four United States patents. Samsung seeks to permanently bar several products purportedly relying on these allegedly infringed patents in the United States. On December 23, 2014, the ITC initiated an investigation of Samsung’s claims. A hearing on Samsung’s patents is scheduled to begin on August 18, 2015.

NVIDIA and Samsung have also challenged the validity of certain of each other’s patents through inter partes review before the United States Patent and Trademark Office. NVIDIA has filed three requests for inter partes review on three of Samsung’s asserted patents. Samsung has filed three requests for inter partes review on three patents asserted by NVIDIA. The United States Patent and Trademark Office has not yet decided whether to institute review as to any of the patents.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of April 26, 2015, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Note 12 - Shareholders’ Equity

Share Repurchase Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Most recently, in May 2015, the Board extended the previously authorized repurchase program through December 2018 and authorized an additional $1.62 billion under the repurchase program.

As part of our share repurchase program, we repurchased a total of 2.4 million shares of our common stock during the first three months of fiscal year 2016 for $53 million.

Through April 26, 2015, we have repurchased an aggregate of 208 million shares under our share repurchase program for a total cost of $3.32 billion. All shares delivered from these repurchases have been placed into treasury stock. As of April 26, 2015, we were authorized, subject to certain specifications, to repurchase shares of our common stock up to $382 million. However, as noted above, in May 2015, the Board authorized an additional $1.62 billion under the repurchase program for an aggregate of $2.00 billion available for future repurchases.

Cash Dividends

We paid $46 million in cash dividends to our common shareholders for each of the three months ended April 26, 2015 and April 27, 2014. These dividends were equivalent to $0.085 per share on a quarterly basis.

Convertible Preferred Stock

There are no shares of preferred stock outstanding.

Common Stock

We are authorized to issue up to 2.00 billion shares of our common stock at $0.001 per share par value.

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

We also integrate our GPUs into mobile chips called system-on-a-chip (SOC) processors, which power tablets, and automotive infotainment and safety systems. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Tegra conserves power while delivering state-of-the-art graphics and multimedia processing.

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

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended April 26, 2015
Revenue	$940	$145	$66	$1,151
Depreciation and amortization expenses	$28	$14	$12	$54
Operating income (loss)	$278	$(57)	$(45)	$176

Three Months Ended April 27, 2014
Revenue	$898	$139	$66	$1,103
Depreciation and amortization expenses	$30	$14	$11	$55
Operating income (loss)	$235	$(62)	$(22)	$151

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	April 26, 2015	April 27, 2014
	(In millions)
Reconciling items included in "All Other" category :
Unallocated revenue	$66	$66
Unallocated cost of revenue and operating expenses	(57)	(43)
Stock-based compensation	(45)	(36)
Acquisition-related costs	(9)	(9)
Total	$(45)	$(22)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended
	April 26,	April 27,
	2015	2014
	(In millions)
Revenue:
Taiwan	$388	$373
Other Asia Pacific	188	155
United States	180	173
China	173	223
Europe	119	87
Other Americas	103	92
Total revenue	$1,151	$1,103
Revenue from significant customers, those representing 10% or more of total revenue for the respective dates, is summarized as follows:

	Three Months Ended
	April 26,	April 27,
	2015	2014
Revenue:
Customer A	10%	10%
Revenue from Customer A was attributable primarily to the GPU business for the three months ended April 26, 2015 and to both the GPU and Tegra Processor businesses for the three months ended April 27, 2014.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable for the respective periods, is summarized as follows:

	April 26, 2015	January 25, 2015
Accounts Receivable:
Customer B	22%	20%
Customer C	10%	10%

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14 - Subsequent Events

On May 5, 2015, we announced our intent to wind-down our Icera modem operations and that we are open to a sale of the technology or operations. We estimate restructuring charges primarily during fiscal year 2016, in the range of $100 million to $125 million, consisting of severance and other employee termination benefits, tax expense items, and other costs associated with the wind-down, if we are unable to sell the Icera modem operations.

On May 11, 2015, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we made an upfront payment of $400 million to purchase shares of our common stock and received an initial delivery of 14 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. The shares we receive result in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

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

NVIDIA, the NVIDIA logo, GeForce, GTX, ICERA, Iray, Maxwell, NVIDIA DRIVE, NVIDIA GRID, NVIDIA SHIELD, Pascal, Quadro, SHIELD, Tegra, Tesla, and TITAN are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Condensed Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q, before deciding to purchase or sell shares of our common stock.

Overview

Our Company

Our Company and Our Businesses

NVIDIA is dedicated to advancing visual computing, enabling individuals to interact with digital ideas, data and entertainment with an ease and efficiency unmatched by any other communication medium.

Our business model has three elements: creating NVIDIA-branded products and services, offering our processors to original equipment manufacturers, or OEMs, and licensing our intellectual property. NVIDIA-branded products and services are visual computing platforms that address four large markets: Gaming, Enterprise, High Performance Computing and Cloud, and Automotive.

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

We also integrate our GPUs into mobile chips called system-on-a-chip (SOC) processors, which power tablets, and automotive infotainment and safety systems. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Tegra conserves power while delivering state-of-the-art graphics and multimedia processing.

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

GPU Business

During the first quarter of fiscal year 2016, we launched the GeForce GTX TITAN X, a GPU with twice the performance and double the power efficiency of its predecessor. We also introduced Quadro M6000, a powerful professional GPU and the Quadro Visual Computing Appliance, containing eight M6000 GPUs. Further, we introduced a roadmap for physically based rendering, including Iray 2015 rendering software.

During the quarter we also announced that our next-generation Pascal GPU architecture. This architecture is expected to accelerate deep learning applications faster than the current-generation Maxwell processors.

Tegra Processor Business

During the first quarter of fiscal year 2016, we announced NVIDIA SHIELD - our first living-room entertainment device powered by our Tegra X1 processor. The NVIDIA SHIELD is a 4K smart TV platform that uses the internet to connect to media and delivers video, high-quality games, music, apps, and uses Google voice search. We also announced the availability of NVIDIA DRIVE PX - a car computer that utilizes deep learning to enable self-driving capabilities.

Capital Return to Shareholders

In May 2015, our Board extended the previously authorized repurchase program through December 2018 and authorized an additional $1.62 billion for an aggregate of $2.00 billion available for future repurchases.

For the first quarter of fiscal year 2016, we returned a total of $99 million of capital to shareholders. As part of our share repurchase program, we repurchased a total of 2.4 million shares of our common stock during the first quarter of fiscal year 2016 for $53 million. Additionally, we paid $46 million in cash dividends for the first quarter of fiscal year 2016.

On May 7, 2015, we announced a 15% increase in the quarterly cash dividend to $0.0975 per share from $0.085 per share. We also stated that we would pay our next quarterly cash dividend of $0.0975 per share on June 12, 2015, to all shareholders of record on May 21, 2015. Further, we also announced an increase in our intended return to shareholders in fiscal year 2016 to $800 million from the previously stated $600 million, through quarterly cash dividends and share repurchases. On May 11, 2015, we entered into an accelerated share repurchase agreement to purchase $400 million in shares of our common stock as part of capital return program.

Litigation

In September 2014, we filed lawsuits against Qualcomm, Inc. and various Samsung entities in the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for using our GPU patents without a license. The ITC action is scheduled to be heard in June 2015 and seeks to permanently bar several Samsung products that rely on our patents in the United States. The Delaware case has been stayed during the pendency of the ITC action.

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia. That complaint and subsequent amended complaints allege that we infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. We have answered the most recent complaint and asserted counter-claims against Samsung for infringing four of NVIDIA’s patents and for non-infringement and invalidity of the six patents asserted by Samsung. After the court severed our counter-claims from the main action, we voluntarily dismissed our counter-claims from the case. Trial on Samsung’s claims is currently set to begin in January 2016.

On November 23, 2014, Samsung filed a complaint against NVIDIA, among others, in the ITC claiming infringement of four United States patents. Samsung seeks to permanently bar several products purportedly relying on these allegedly infringed patents in the United States. An ITC hearing on Samsung’s patents is scheduled to begin in August 2015.

NVIDIA and Samsung have also challenged the validity of certain of each other’s patents through inter partes review before the United States Patent and Trademark Office. The United States Patent and Trademark Office has not yet decided whether to institute review as to any of these patents.

Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Icera Modem Operations

On May 5, 2015, we announced our intent to wind-down our Icera modem operations and that we are open to a sale of the technology or operations. We estimate restructuring charges primarily during fiscal year 2016, in the range of $100 million to $125 million, consisting of severance and other employee termination benefits, tax expense items, and other costs associated with the wind-down, if we are unable to sell the Icera modem operations.
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

We also integrate our GPUs into mobile chips called system-on-a-chip (SOC) processors, which power tablets, and automotive infotainment and safety systems. Our Tegra brand integrates an entire computer onto a single chip, incorporating GPUs and multi-core CPUs with audio, video and input/output capabilities. They can also be integrated with baseband processors to add voice and data communication. Tegra conserves power while delivering state-of-the-art graphics and multimedia processing.

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

	Three Months Ended
	April 26, 2015	April 27, 2014
Revenue	100.0%	100.0%
Cost of revenue	43.3	45.2
Gross profit	56.7	54.8
Operating expenses:
Research and development	29.5	30.3
Sales, general and administrative	12.0	10.8
Total operating expenses	41.5	41.1
Operating income	15.4	13.7
Interest income	0.8	0.5
Interest expense	(1.0)	(1.0)
Other income (expense), net	(0.1)	1.5
Income before income tax	17.1	16.7
Income tax expense	3.3	2.4
Net income	13.8%	14.3%

Three months ended April 26, 2015 and April 27, 2014

Revenue

	Three Months Ended
	April 26, 2015	April 27, 2014	$ Change	% Change
	(In millions)
GPU	$940	$898	$42	5%
Tegra Processor	145	139	6	4%
All Other	66	66	—	—%
Total	$1,151	$1,103	$48	4%

Revenue for the first quarter of fiscal year 2016 increased by 4% when compared to the first quarter of fiscal year 2015. A discussion of our revenue results for each of our operating segments is as follows:

GPU Business. GPU business revenue increased by 5% in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. This increase was due primarily to higher revenue from GeForce GPUs for gaming desktops and notebooks, reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GTX GPU products. Revenue from Tesla GPUs for high performance computing and cloud also increased driven by project wins with cloud service providers for deep learning. Revenue from GeForce GPU products for mainstream PC OEMs and Quadro GPU products declined compared to the first quarter of fiscal year 2015.

Tegra Processor Business. Tegra Processor business revenue increased by 4% in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. This increase was driven by sales of Tegra products serving automobile infotainment systems, custom development for a large customer, and SHIELD device sales, offset by declines in Tegra OEM product sales of smartphones and tablets.

All Other. We recognized $66 million in revenue from the patent cross licensing arrangement with Intel during the first quarter of fiscal years 2016 and 2015.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 75% and 76% of total revenue for the first quarter of fiscal year 2016 and 2015, respectively. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

Revenue from significant customers, those representing 10% or more of total revenue, was 10% of our total revenue from one customer for both the first quarter of fiscal year 2016 and fiscal year 2015.

Gross Profit and Gross Margin

Gross profit consists of total revenue, net of allowances, less cost of revenue. Cost of revenue consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions and shipping costs. Cost of revenue also includes development costs for license and service arrangements and stock-based compensation related to personnel associated with operations.

Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin is significantly impacted by the mix of products we sell.

Our overall gross margin was 56.7% and 54.8% for the first quarter of fiscal years 2016 and 2015, respectively.

Charges to cost of sales for inventory provisions totaled $14 million and $10 million for the first quarter of fiscal years 2016 and 2015, respectively, unfavorably impacting our gross margin by 1.2% and 0.9%, respectively. Sales of inventory that was previously written-off or written-down totaled $9 million and $5 million for the first quarter of fiscal years 2016 and 2015, respectively, favorably impacting our gross margin by 0.8% and 0.7%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was 0.4% unfavorable impact for the first quarter of fiscal year 2016 and a 0.2% unfavorable impact for the first quarter of fiscal year 2015.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. GPU margins increased primarily due to a richer product mix resulting from stronger sales of our Maxwell-based GeForce GTX GPU products for gaming and lower sales from GeForce GPU products for mainstream PC OEMs. Additionally, the volume increase of Tesla and GRID products also contributed to a richer mix of GPU sales.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015, primarily due to a slightly less rich product mix resulting from higher automotive and SHIELD product sales, which have lower gross margins than OEM smartphone and tablet sales, which declined in the current year quarter when compared to the prior year.

Operating Expenses

	Three Months Ended
	April 26, 2015	April 27, 2014	$ Change	% Change
	(In millions)
Research and development expenses	$339	$334	$5	1%
Sales, general and administrative expenses	138	119	19	16%
Total operating expenses	$477	$453	$24	5%
Research and development as a percentage of net revenue	29%	30%
Sales, general and administrative as a percentage of net revenue	12%	11%

Research and Development

Research and development expenses remained relatively flat during the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. Compensation and benefits increased by $21 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Offsetting these increases was a $22 million decrease in engineering development expenses.

Sales, General and Administrative

Sales, general and administrative expenses increased by 16% during the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. Compensation and benefits increased by $10 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense. Outside professional fees increased, primarily due to $16 million of legal fees associated with our litigation against Samsung and Qualcomm.

Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in December 2013. Interest income was $9 million and $6 million during the first quarter of fiscal years 2016 and 2015, respectively. The increase in the first quarter of fiscal year 2016 was primarily due to higher average cash balances invested in interest bearing securities as well as higher purchased yields. Interest expense was $12 million during the first quarter of fiscal year 2015, at relatively the same level as the first quarter of fiscal year 2015.

Other Income (Expense), net

Other income (expense), net consists primarily of realized gains and losses from the sale of marketable securities, sales of investments in non-affiliated companies, and the impact of changes in foreign currency rates. Other income in the first quarter of fiscal year 2015 included a $17 million gain from the sale of a non-affiliated investment.

Income Taxes

We recognized income tax expense of $38 million and $26 million for the first quarter of fiscal year 2016 and 2015, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 22.0% and 16.4% for the first quarter of fiscal year 2016 and 2015, respectively.

The increase in our effective tax rate in the first quarter of fiscal year 2016 as compared to the same period in the prior fiscal year was primarily related to an increase in the amount of earnings subject to United States tax and permanent tax differences related to stock-based compensation in the first quarter of fiscal year 2016.

Our effective tax rate on income before tax for the first quarter of fiscal year 2016 of 22.0% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax rate. Further, our effective tax rate for the first quarter of fiscal year 2016 of 22.0% differs from our annual projected effective tax rate for the first quarter of fiscal year 2016 of 24.0% due to discrete events that occurred in the first quarter of fiscal year 2016 primarily attributable to the tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.

Our effective tax rate on income before tax for the first quarter of fiscal year 2015 of 16.4% was lower than the United States federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the United States federal statutory tax.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	As of April 26, 2015	As of January 25, 2015
	(In millions)
Cash and cash equivalents	$464	$497
Marketable securities	4,328	4,126
Cash, cash equivalents, and marketable securities	$4,792	$4,623

As of April 26, 2015, we had $4.79 billion in cash, cash equivalents and marketable securities, an increase of $169 million from $4.62 billion as of January 25, 2015. This increase was mainly reflecting overall cash generation partially offset by $53 million of share repurchases and $46 million of dividends we paid during the first three months of fiscal year 2016.

	Three Months Ended
	April 26,	April 27,
	2015	2014
	(In millions)
Net cash provided by operating activities	$246	$151
Net cash used in investing activities	$(235)	$(330)
Net cash used in financing activities	$(44)	$(464)

Cash provided by operating activities increased in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. The increase was primarily due to changes in working capital.

Cash used in investing activities decreased in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. The decrease in cash used was primarily due to higher proceeds from sales and maturities of marketable securities.

Cash used in financing activities decreased in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015, primarily due to fewer share repurchases of our common stock in the current year compared to the $500 million accelerated share repurchase transaction we entered into in the first quarter of fiscal year 2015.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists principally of cash and cash equivalents, debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. As of April 26, 2015, we did not have any investments in auction-rate preferred securities.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

As of April 26, 2015 and January 25, 2015, we had $4.79 billion and $4.62 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of April 26, 2015, we were in compliance with our investment policy. As of April 26, 2015, our investments in government agencies and government-sponsored enterprises represented 37% of our total investment portfolio, while the financial sector accounted for 30% of our total investment portfolio. All of our investments are with A/A3 or better rated securities.
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

Dividend payments and any share repurchases must be made from cash held in the United States.  In the first quarter of fiscal year 2016, we made total cash dividend payments of $46 million and repurchased $53 million of our common stock, utilizing U.S. cash previously taxed as of April 26, 2015.
Capital Return to Shareholders

In May 2015, our Board extended the previously authorized repurchase program through December 2018 and authorized an additional $1.62 billion for an aggregate of $2.00 billion available for future repurchases.

For the first quarter of fiscal year 2016, we returned a total of $99 million of capital to shareholders. As part of our share repurchase program, we repurchased a total of 2.4 million shares of our common stock during the first quarter of fiscal year 2016 for $53 million. Additionally, we paid $46 million in cash dividends for the first quarter of fiscal year 2016.

On May 7, 2015, we announced a 15% increase in the quarterly cash dividend to $0.0975 per share from $0.085 per share. We also stated that we would pay our next quarterly cash dividend of $0.0975 per share on June 12, 2015, to all shareholders of record on May 21, 2015. Further, we also announced an increase in our intended return to shareholders in fiscal year 2016 to $800 million from the previously stated $600 million, through quarterly cash dividends and share repurchases. On May 11, 2015, we entered into an accelerated share repurchase agreement to purchase $400 million in shares of our common stock as part of capital return program.

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

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, share repurchase, cash dividend and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. For example, we plan to break ground on our new Santa Clara, California campus in the second quarter of fiscal year 2016. We expect the total costs for this project to be in the range of $365 million to $380 million and we plan to obtain financing for it. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current shareholders. We also may require additional capital for other purposes not presently contemplated.

Contractual Obligations

As of April 26, 2015, we had outstanding inventory purchase obligations totaling $398 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Off-Balance Sheet Arrangements

As of April 26, 2015, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Adoption of New and Recently Issued Accounting Pronouncements

Please see Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial market risks related to investment and interest rate risk and exchange rate risk are described in our 2015 Annual Report on Form 10-K. At April 26, 2015, there have been no material changes to the financial market risks described at January 25, 2015. Additionally, we do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of April 26, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 11 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 25, 2015. There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended January 25, 2015 with the exception of the risks identified below.

Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended January 25, 2015 and the risks set forth below. Additionally, any one of those risks could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Our inability to effectively manage the wind down or to complete the sale of our Icera modem operations could adversely affect our financial condition and results of operations.

We announced the wind-down or potential sale of our Icera modem operations in the second quarter of fiscal year 2016.  We estimate restructuring charges to our GAAP results in the range of $100 million to $125 million, primarily during fiscal year 2016, consisting of severance and other employee termination benefits, tax expense items, and other costs associated with the wind-down, if we are unable to sell the modem operations.  Furthermore, our workforce may be reduced by approximately 500 employees, based primarily in the U.K. and France.  Although the wind-down or a sale of the Icera modem technology or operations is expected to benefit our non-GAAP operating expenses in the second half of the year, there is no guarantee that a wind-down will be completed in the expected timeframe, or that a sale of the Icera business would happen at all.  Additionally, if we experience inefficiencies or incremental costs in connection with our restructuring activities, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate.  Either of these outcomes could adversely impact our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. Most recently, in May 2015, the Board extended the previously authorized repurchase program through December 2018 and authorized an additional $1.62 billion under the repurchase program.

As part of our share repurchase program, we repurchased a total of 2.4 million shares of our common stock during the first three months of fiscal year 2016 for $53 million.

Through April 26, 2015, we have repurchased an aggregate of 208 million shares under our share repurchase program for a total cost of $3.32 billion. All shares delivered from these repurchases have been placed into treasury stock. As of April 26, 2015, we were authorized, subject to certain specifications, to repurchase shares of our common stock up to $382 million. However, as noted above, in May 2015, the Board authorized an additional $1.62 billion under the repurchase program for an aggregate of $2.00 billion available for future repurchases.

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

The following table presents details of our share repurchase transactions during the three months ended April 26, 2015 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 26, 2015 - February 22, 2015	—	—	—	$434
February 23, 2015 - March 22, 2015	—	—	—	$434
March 23, 2015 - April 26, 2015	2.4	$21.90	2.4	$382
Total	2.4	$21.90	2.4
In April 2015, we repurchased in the open market 2.4 million shares for $53 million at an average price of $21.90 per share. On May 11, 2015, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we made an upfront payment of $400 million to purchase shares of our common stock and received an initial delivery of 14 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. The shares we receive result in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During first three months of fiscal year 2016, we withheld 1 million shares at a total cost of $29 million through net share settlements. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)
10.2+
Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)

10.3+	Fiscal Year 2016 Variable Compensation Plan of NVIDIA Corporation	8-K	000-23985	10.1	April 10, 2015
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 20, 2015

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1+	Amended and Restated 2007 Equity Incentive Plan - Non-Employee Director Restricted Stock Unit (Initial Grant - with deferral options)
10.2+
Amended and Restated 2007 Equity Incentive Plan - Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement & Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (2015)

10.3+	Fiscal Year 2016 Variable Compensation Plan of NVIDIA Corporation	8-K	000-23985	10.1	April 10, 2015
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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