Form 10-Q
period 2015-07-26
NVIDIA CORP
filed 2015-08-19
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2015
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of August 14, 2015, was 539 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED July 26, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	July 26,	July 27,	July 26,	July 27,
	2015	2014	2015	2014

Revenue	$1,153	$1,103	$2,304	$2,206
Cost of revenue	519	484	1,018	983
Gross profit	634	619	1,286	1,223
Operating expenses
Research and development	320	337	658	672
Sales, general and administrative	149	119	289	237
Restructuring and other charges	89	—	89	—
Total operating expenses	558	456	1,036	909
Income from operations	76	163	250	314
Interest income	9	7	18	13
Interest expense	(12)	(12)	(22)	(23)
Other income (expense), net	(1)	(3)	(2)	14
Income before income tax	72	155	244	318
Income tax expense	46	27	84	53
Net income	$26	$128	$160	$265

Net income per share:
Basic	$0.05	$0.23	$0.29	$0.47
Diluted	$0.05	$0.22	$0.28	$0.46

Weighted average shares used in per share computation:
Basic	541	558	545	559
Diluted	556	571	563	571

Cash dividends declared and paid per common share	$0.0975	$0.0850	$0.1825	$0.1700

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	July 26,	July 27,	July 26,	July 27,
	2015	2014	2015	2014

Net income	$26	$128	$160	$265
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale securities, net of tax	(7)	(2)	(4)	—
Reclassification adjustments for net realized losses on available-for-sale securities included in net income, net of tax	—	—	(2)	—
Other comprehensive loss	(7)	(2)	(6)	—
Total comprehensive income	$19	$126	$154	$265

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 26,	January 25,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$435	$497
Marketable securities	4,070	4,126
Accounts receivable, net	514	474
Inventories	441	483
Prepaid expenses and other current assets	89	70
Deferred income taxes	59	63
Total current assets	5,608	5,713
Property and equipment, net	497	557
Goodwill	618	618
Intangible assets, net	190	222
Other assets	66	91
Total assets	$6,979	$7,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277	$293
Accrued and other current liabilities	659	603
Total current liabilities	936	896

Long-term debt	1,399	1,384
Other long-term liabilities	447	489
Capital lease obligations, long-term	12	14
Commitments and contingencies - see Note 11	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	3,938	3,855
Treasury stock, at cost	(3,765)	(3,395)
Accumulated other comprehensive income	1	8
Retained earnings	4,010	3,949
Total shareholders' equity	4,185	4,418
Total liabilities and shareholders' equity	$6,979	$7,201

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	July 26,	July 27,
	2015	2014
Cash flows from operating activities:
Net income	$160	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	111
Stock-based compensation expense	93	74
Restructuring and other charges	32	—
Amortization of debt discount	14	14
Net gain on sale and disposal of long-lived assets and investments	(3)	(14)
Deferred income taxes	65	38
Tax benefits from stock-based compensation	(6)	(7)
Other	11	14
Changes in operating assets and liabilities:
Accounts receivable	(41)	(46)
Inventories	42	1
Prepaid expenses and other assets	(13)	3
Accounts payable	(13)	(64)
Accrued and other current liabilities	60	(12)
Other long-term liabilities	(95)	(130)
Net cash provided by operating activities	409	247
Cash flows from investing activities:
Purchases of marketable securities	(1,861)	(1,683)
Proceeds from sale of marketable securities	1,415	869
Proceeds from maturities of marketable securities	487	451
Proceeds from sale of long-lived assets and investments	2	21
Reimbursement of headquarters building development costs from banks	24	—
Purchases of property and equipment and intangible assets	(54)	(52)
Other	(1)	—
Net cash provided by (used in) investing activities	12	(394)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	64	98
Payments under capital lease obligations	(2)	(1)
Tax benefits from stock-based compensation	6	7
Payments related to repurchases of common stock	(452)	(500)
Dividends paid	(99)	(94)
Net cash used in financing activities	(483)	(490)
Change in cash and cash equivalents	(62)	(637)
Cash and cash equivalents at beginning of period	497	1,152
Cash and cash equivalents at end of period	$435	$515

Other non-cash activity:
Assets acquired by assuming related liabilities	$2	$6

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2016 is a 53-week year and fiscal year 2015 was a 52-week year. The second quarters of fiscal years 2016 and 2015 were both 13-week quarters.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Restructuring and Other Charges

Our restructuring and other charges primarily comprise of employee severance and related costs, write-down of assets, and other exit costs. The severance and related costs could include one-time termination benefits as well as certain statutory termination benefits or employee terminations under ongoing benefit arrangements. One-time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable. Any contract termination costs are recognized at estimated fair value when we terminate the contract in accordance with the contract terms. Other associated costs are recognized in the period the liability is incurred.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, inventories, income taxes, goodwill, stock-based compensation, warranty liabilities, litigation, investigation and settlement costs, restructuring and other charges, and other contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New and Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board, or FASB, issued an accounting standard update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation. The update is effective for us beginning in our first quarter of fiscal year 2018, with early adoption permitted to be applied prospectively. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.
In April 2015, the FASB issued a new accounting standards update that requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The update will be effective for us beginning in our first quarter of fiscal year 2017. The adoption of this accounting guidance is not currently expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for us beginning in our first quarter of fiscal year 2019. The FASB will also permit entities to adopt the standard one year earlier if they choose (i.e., the original effective date). We will adopt this guidance either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements and have not yet determined which transition method we will apply.

Note 2 - Stock-Based Compensation

Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, performance stock units that are based on our corporate financial performance targets, or PSUs, performance stock units that are based on market conditions, or market-based PSUs, and our employee stock purchase plan, or ESPP.

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

Our condensed consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Six Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
	(In millions)
Cost of revenue	$3	$3	$6	$6
Research and development	27	21	54	42
Sales, general and administrative	17	14	33	26
Total	$47	$38	$93	$74

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Award Activity

The following summarizes the stock option, RSU, PSU and market-based PSU activity under our equity incentive plans:

	Awards Outstanding	Weighted Average Exercise Price
Stock Options	(In millions)	(Per share)
Balances, January 25, 2015	21	$14.61
Granted	—	—
Exercised	(4)	$14.16
Cancelled	—	—
Balances, July 26, 2015	17	$14.61

	Awards Outstanding	Weighted Average Grant-Date Fair Value
RSUs, PSUs and Market-based PSUs	(In millions)	(Per share)
Balances, January 25, 2015	23	$15.94
Granted (1) (2)	4	$21.65
Vested	(4)	$15.04
Cancelled	(1)	$15.99
Balances, July 26, 2015	22	$17.12

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

Of the estimated total grant-date fair value, the stock-based compensation expense related to the equity awards that are not expected to vest was $2 million and $8 million for the three and six months ended July 26, 2015, respectively, and $2 million and $12 million for three and six months ended July 27, 2014, respectively.

The following summarizes aggregated unearned stock-based compensation expense and estimated weighted average amortization period as of July 26, 2015 and January 25, 2015:

	July 26,	January 25,
	2015	2015
	(In millions)
Aggregated unearned stock-based compensation expense	$288	$291

Estimated weighted average amortization period	(In years)
Stock options	1.5	1.8
RSUs, PSUs and market-based PSUs	2.6	2.8
ESPP	0.7	0.5

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	July 26,	July 27,	July 26,	July 27,
	2015	2014	2015	2014
	(In millions, except per share data)
Numerator:
Net income	$26	$128	$160	$265
Denominator:
Denominator for basic net income per share, weighted average shares	541	558	545	559
Effect of dilutive securities:
Equity awards outstanding	11	13	13	12
Assumed conversion of 1% Convertible Senior Notes Due 2018	4	—	5	—
Denominator for diluted net income per share, weighted average shares	556	571	563	571
Net income per share:
Basic net income per share	$0.05	$0.23	$0.29	$0.47
Diluted net income per share	$0.05	$0.22	$0.28	$0.46
Potentially dilutive equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	1	4	4	8
The 1.00% Convertible Senior Notes, or the Notes, are included in the calculation of diluted net income per share if their inclusion is dilutive. The Notes will generally have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the conversion price of $20.16 per share. For the three and six months ended July 26, 2015, our average stock price for the reporting periods exceeded the conversion price, causing the Notes to have a dilutive impact for these periods.

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

The denominator for diluted net income per share will not include any effect from the warrants, which we entered into concurrently with the issuance of the Notes, unless our average stock price for the reporting period exceeds the strike price of $27.13 per share.

Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax expense of $46 million and $84 million for the three and six months ended July 26, 2015, respectively, and $27 million and $53 million for the three and six months ended July 27, 2014, respectively. Income tax expense as a percentage of income before tax, or our effective tax rate, was 64.0% and 34.3% for the three and six months ended July 26, 2015, respectively, and 17.2% and 16.8% for the three and six months ended July 27, 2014, respectively.

Our income tax expense for the three months ended July 26, 2015 included a charge of $27 million for the write-down of a deferred tax asset related to our Icera modem operations, partially offset by a $13 million tax benefit related to the restructuring and other charges.
The increase in our effective tax rate in the three months ended July 26, 2015 as compared to the same period in the prior fiscal year was primarily due to the tax related charges in connection with the wind-down of the Icera modem operations, an increase in the amount of earnings subject to U.S. tax, and increase of permanent tax differences related to stock-based compensation in the six months ended July 26, 2015.
Our effective tax rate on income before tax for the six months ended July 26, 2015 of 34.3% was lower than the U. S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate. Further, our actual effective tax rate for the six months ended July 26, 2015 of 34.3% differs from our annual projected effective tax rate for this period of 22.2% due to certain discrete items, including the tax related charges attributable to the wind-down of the Icera modem operations, partially offset by tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.
Our effective tax rate on income before tax for the six months ended July 27, 2014 of 16.8% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. statutory tax.

For the six months ended July 26, 2015, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 25, 2015, other than the recognition of tax benefits upon the expiration of statute of limitation in certain non-U.S. jurisdictions in the six months ended July 26, 2015.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where it is believed not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of July 26, 2015, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of July 26, 2015. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other than temporary impairment charges were necessary on our portfolio as of July 26, 2015.

The following is a summary of cash equivalents and marketable securities at July 26, 2015 and January 25, 2015:

	July 26, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,972	$1	$(3)	$1,970
Debt securities of U.S. government agencies	893	1	(1)	893
Asset-backed securities	489	—	(1)	488
Debt securities issued by U.S. Treasury	385	—	—	385
Mortgage-backed securities issued by U.S. government-sponsored enterprises	261	4	—	265
Foreign government bonds	75	—	—	75
Money market funds	30	—	—	30
Total	$4,105	$6	$(5)	$4,106
Classified as:
Cash equivalents				$36
Marketable securities				4,070
Total				$4,106

	January 25, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$2,185	$2	$(1)	$2,186
Debt securities of U.S. government agencies	750	1	(1)	750
Asset-backed securities	453	—	—	453
Debt securities issued by U.S. Treasury	534	3	—	537
Mortgage-backed securities issued by U.S. government-sponsored enterprises	274	5	(1)	278
Foreign government bonds	85	—	—	85
Money market funds	132	—	—	132
Total	$4,413	$11	$(3)	$4,421
Classified as:
Cash equivalents				$295
Marketable securities				4,126
Total				$4,421

The following table provides the breakdown of the investments with unrealized losses at July 26, 2015:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$1,098	$(3)	$40	$—	$1,138	$(3)
Debt securities of U.S. government agencies	504	(1)	—	—	504	(1)
Asset-backed securities	313	(1)	23	—	336	(1)
Total	$1,915	$(5)	$63	$—	$1,978	$(5)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at July 26, 2015 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale at July 26, 2015 and January 25, 2015 and are shown below by contractual maturity.

	July 26, 2015		January 25, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$1,174	$1,174	$1,570	$1,571
Due in 1 - 5 years	2,812	2,811	2,720	2,726
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	119	121	123	124
Total	$4,105	$4,106	$4,413	$4,421

Net realized gains were not significant for the three months ended July 26, 2015 and for the three and six months ended July 27, 2014. Net realized gains were $3 million for the six months ended July 26, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

Financial assets measured at fair value

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets. Our available-for-sale securities are classified as having Level 2 inputs. Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Levels 1 and 2 assets for the three and six months ended July 26, 2015.

Financial assets measured at fair value are summarized below:

		Fair Value Measurement as of July 26, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 26, 2015	(Level 1)	(Level 2)
	(In millions)
Corporate debt securities (1)	$1,970	$—	$1,970
Debt securities of U.S. government agencies (2)	893	—	893
Asset-backed securities (2)	488	—	488
Debt securities issued by U.S. Treasury (2)	385	—	385
Mortgage-backed securities issued by government-sponsored enterprises (2)	265	—	265
Foreign government bonds (2)	75	—	75
Money market funds (3)	30	30	—
Total cash equivalents and marketable securities	$4,106	$30	$4,076

(1)	Included $6 million in cash equivalents and $1,964 million in marketable securities on the Condensed Consolidated Balance Sheets.

(2)	Included in marketable securities on the Condensed Consolidated Balance Sheets.

(3)	Included in cash equivalents on the Condensed Consolidated Balance Sheets.

Financial liabilities measured at fair value

We issued $1.50 billion of Notes in December 2013. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The estimated fair value of the Notes was $1.72 billion and $1.68 billion as of July 26, 2015 and January 25, 2015, respectively. The estimated fair value of the Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	July 26, 2015			January 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$193	$(143)	$50	$189	$(134)	$55
Patents and licensed technology	451	(311)	140	449	(282)	167
Total intangible assets	$644	$(454)	$190	$638	$(416)	$222

Amortization expense associated with intangible assets was $19 million and $38 million for the three and six months ended July 26, 2015, respectively, and $19 million and $38 million for the three and six months ended July 27, 2014, respectively. Future amortization expense related to the net carrying amount of intangible assets at July 26, 2015 is estimated to be $35 million for the remainder of fiscal year 2016, $65 million in fiscal year 2017, $50 million in fiscal year 2018, $22 million in fiscal year 2019, $13 million in fiscal year 2020 and a total of $5 million in fiscal year 2021 and beyond.

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	July 26,	January 25,
	2015	2015
Inventories:	(In millions)
Raw materials	$139	$157
Work in-process	107	92
Finished goods	195	234
Total inventories	$441	$483

At July 26, 2015, we had outstanding inventory purchase obligations totaling $487 million.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	July 26,	January 25,
	2015	2015
Accrued and Other Current Liabilities:	(In millions)
Unearned revenue (1)	$321	$296
Customer related liabilities (2)	130	143
Accrued payroll and related expenses	111	112
Warranty accrual (3)	28	8
Professional service fees	29	17
Accrued restructuring and other charges (4)	18	—
Coupon interest on Notes	3	3
Taxes payable	3	3
Facilities related liabilities	1	8
Other	15	13
Total accrued and other current liabilities	$659	$603

(1)	Unearned revenue primarily includes deferred revenue.

(2)
Customer related liabilities primarily includes accrued customer programs. Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015, for discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.

(3)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the warranty accrual.

(4)	Please refer to Note 14 of these Notes to Condensed Consolidated Financial Statements for discussion regarding the restructuring and other charges accrual.

	July 26,	January 25,
	2015	2015
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability	$292	$232
Income taxes payable	124	121
Asset retirement obligation	7	7
Deferred revenue (1)	1	108
Other	23	21
Total other long-term liabilities	$447	$489

(1) Consists primarily of consideration received in advance of our performance obligations under the patent cross licensing agreement that we entered into with Intel Corporation in January 2011. The decrease in deferred revenue, long-term, is a result of revenue recognized during the six months ended July 26, 2015.

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
On July 31, 2015, we announced a voluntary recall and replacement of our SHIELD 8-inch tablets that were sold between July 2014 and July 2015. We have determined that the battery in these tablets can overheat, posing a fire hazard. The recall does not affect any other NVIDIA products. During the six months ended July 26, 2015, we recorded a $21 million charge against cost of revenue, including $15 million during our fiscal quarter ended July 26, 2015, to cover anticipated customer warranty, repair, return, replacement and other associated costs.
The estimated product warranty liabilities for the three and six months ended July 26, 2015 and July 27, 2014 were as follows:

	Three Months Ended		Six Months Ended
	July 26,	July 27,	July 26,	July 27,
	2015	2014	2015	2014
	(In millions)
Balance at beginning of period	$13	$8	$8	$8
Additions	16	1	22	3
Deductions	(1)	(1)	(2)	(3)
Balance at end of period	$28	$8	$28	$8

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
As of July 26, 2015, none of the conditions allowing holders of the Notes to convert had been met. The determination of whether or not the Notes are convertible must be performed quarterly. If the Notes become convertible at the option of the holder, the carrying value of the Notes would be classified as a current liability and the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in the mezzanine equity section on our Condensed Consolidated Balance Sheets.
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
The following table presents the carrying amounts of the liability and equity components:

	July 26,	January 25,
	2015	2015
	(In millions)
Amount of the equity component	$126	$126

1.00% Convertible Senior Notes Due 2018	$1,500	$1,500
Unamortized debt discount (1)	(101)	(116)
Net carrying amount	$1,399	$1,384
(1) As of July 26, 2015, the unamortized debt discount will be amortized over a remaining period of 3.4 years.
The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs:

	Three Months Ended		Six Months Ended
	July 26,	July 27,	July 26,	July 27,
	2015	2014	2015	2014
	(In millions)
Contractual coupon interest expense	$4	$4	$8	$8
Amortization of debt discount and issuance costs	7	7	14	14
Total interest expense related to Notes	$11	$11	$22	$22

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Commitments and Contingencies

Operating Lease Financing Arrangement
In the second quarter of fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. As a part of this arrangement, we leased the real property we own where the building will be constructed under a 99 year ground lease to a syndicate of banks and concurrently leased back the building under a real property lease.
Under the real property lease, we pay rent, taxes, maintenance costs, utilities, insurance and other property related costs. The lease has an initial 7.5 year term expiring on December 19, 2022, consisting of an approximately 2.5 year construction period followed by a 5 year lease term. We have the option to renew this lease for up to three additional 5 year periods, subject to approval by the banks.
We will oversee the construction of the headquarters building. The banks have committed to fund up to $380 million of costs relating to construction. Advances will be made periodically to reimburse us for construction costs we incur. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest will be capitalized into the lease balance. Following construction, we will pay rent in the form of interest. We have guaranteed the obligations under the lease held by any of our subsidiaries.
During the term of the lease, we may elect to purchase the headquarters building for the amount of the banks’ investment in the building and any accrued but unpaid rent. At the end of the lease term, we may elect to buy the building for the outstanding balance on the maturity date or arrange for the cash sale of the building to an unaffiliated third party. The aggregate guarantee made by us under the lease is no more than 87.5% of the costs incurred in connection with the construction of the building. Under certain default circumstances, the lease guarantee may be 100% of the banks’ investment in the building plus any and all accrued but unpaid interest and all other rent due and payable under the operative agreements.
The operative agreements are subject to customary default provisions, including, for example, those relating to payment and performance defaults, and events of bankruptcy. We are also subject to financial covenants including a covenant to maintain a maximum total leverage ratio not to exceed 3.0 to 1.0 and a minimum interest coverage ratio in excess of 3.5 to 1.0 during the term. If certain events of default occur and are continuing under the operative agreements, the banks may accelerate repayment of their investment under the lease.
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

On January 22, 2010, Plaintiffs filed a Consolidated Amended Class Action Complaint, asserting claims for violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act and seeking unspecified compensatory damages. We moved to dismiss the consolidated complaint and on October 19, 2010, Judge Seeborg granted our motion with leave to amend. On December 2, 2010, Plaintiffs filed a Second Consolidated Amended Complaint. We again moved to dismiss and on October 12, 2011, Judge Seeborg again granted our motion to dismiss, this time denying Plaintiffs leave to amend. On November 8, 2011, Plaintiffs filed a Notice of Appeal to the Ninth Circuit. Oral argument was held on January 14, 2014. On October 2, 2014, the Ninth Circuit issued an order affirming the dismissal. On October 16, 2014, Plaintiffs requested a rehearing or en banc review of the Ninth Circuit’s opinion affirming the dismissal. Plaintiffs’ request was denied on November 10, 2014. On February 9, 2015, Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court. On April 15, 2015, we filed an opposition to Plaintiffs’ petition and the petition was denied on May 26, 2015. The case is now over.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Patent Infringement Cases

On September 4, 2014, NVIDIA filed complaints against Qualcomm, Inc., or Qualcomm, and various Samsung entities with both the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for alleged infringement of seven patents relating to graphics processing. In the ITC action, NVIDIA seeks to block shipments of Samsung Galaxy mobile phones and tablets and other consumer electronics and display devices containing Qualcomm’s Adreno, ARM’s Mali or Imagination’s PowerVR graphics architectures. On October 6, 2014, the ITC initiated an investigation of NVIDIA’s claim. On February 2 and 3, 2015, the court conducted a claim construction hearing on certain claim language from five of the seven patents at issue. In June 2015, NVIDIA moved to terminate all asserted claims on four patents, which motions have not yet been acted upon.  Certain asserted claims of the three remaining patents pending before the ITC were tried at a hearing on June 22-26, 2015. The post-hearing briefing was concluded on July 24, 2015, and the parties expect a decision on October 9, 2015.

In the Delaware action, NVIDIA seeks unspecified damages for Samsung and Qualcomm’s alleged patent infringement. On October 22, 2014, Samsung and Qualcomm moved to stay the Delaware proceedings in light of the pending ITC action and NVIDIA did not oppose the motion. The court granted the motion to stay on October 23, 2014.

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia, alleging that NVIDIA infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. On December 19, 2014, and then on April 10, 2015, Samsung filed amended, longer complaints, but which continued to assert the same claims against NVIDIA. Samsung seeks unspecified damages and an injunction prohibiting NVIDIA from any future violations. NVIDIA answered the second amended complaint on April 16, 2015, and asserted counter-claims against Samsung for infringing four of NVIDIA’s patents and for non-infringement and invalidity of the six patents asserted in Samsung’s second amended complaint. On April 24, 2015, Samsung moved to sever NVIDIA’s counter-claims for patent infringement and its motion was granted on May 19, 2015. NVIDIA voluntarily withdrew its counter-claims on May 19, 2015. On June 17, 2015, Velocity Micro, Inc. voluntarily agreed to a permanent injunction preventing it from infringing certain patents and was dismissed from the case with prejudice.  A Markman hearing was held on June 29, 2015 and trial is set to begin in January 2016.  Samsung’s false advertising claim was dismissed with prejudice on July 30, 2015.

On November 23, 2014, Samsung filed a complaint against NVIDIA, among others, in the ITC claiming infringement of four United States patents. Samsung seeks to permanently bar several products purportedly relying on these allegedly infringed patents in the United States. On December 23, 2014, the ITC initiated an investigation of Samsung’s claims. On June 5, 2015, Samsung withdrew one patent from the case. A hearing on Samsung’s three remaining patents began on August 18, 2015.

NVIDIA and Samsung have also challenged the validity of certain of each other’s patents through inter partes review before the United States Patent and Trademark Office. NVIDIA has filed ten requests for inter partes review on eight of Samsung’s asserted patents. Samsung has filed six requests for inter partes review on six patents asserted by NVIDIA. The United States Patent and Trademark Office has not yet decided whether to institute review as to any of the patents.

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of July 26, 2015, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

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

In May 2015 we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we made an upfront payment of $400 million to purchase shares of our common stock and received an initial delivery of 14 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. The shares we receive result in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.

We accounted for the ASR program as two separate transactions: (i) the 14 million shares of common stock initially delivered to us were accounted for as a treasury stock transaction and (ii) the unsettled contract was determined to be a forward contract indexed to our own common stock. The initial delivery of 14 million shares resulted in an immediate reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. We have determined that the forward contract, indexed to our common stock, met all of the applicable criteria for equity classification. As a result, we recorded $289 million as treasury stock and $111 million, the implied value of the forward contract, as additional paid-in-capital, or APIC, in our Condensed Consolidated Balance Sheets as of July 26, 2015. The remainder of the shares are anticipated to be delivered to us in the third quarter of fiscal year 2016, and at that time, the forward contract will be reclassified from APIC to treasury stock.

Through July 26, 2015, we have repurchased an aggregate of 222 million shares under our share repurchase program for a total cost of $3.72 billion. All shares delivered from these repurchases have been placed into treasury stock. As of July 26, 2015, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.60 billion.

Cash Dividends

During the three and six months ended July 26, 2015, we paid $52 million and $99 million, respectively, in cash dividends to our common shareholders. These dividends were equivalent to $0.0975 and $0.085 per share for the three months ended July 26, 2015 and April 26, 2015, respectively.

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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include corporate infrastructure and support costs, stock-based compensation costs, amortization of acquisition-related intangible assets, other acquisition-related costs, product warranty charge, restructuring and other charges, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Our CODM does not review any information regarding total assets on a reporting segment basis. Reporting segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for NVIDIA as a whole. The table below presents details of our reportable segments and the “All Other” category.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended July 26, 2015
Revenue	$959	$128	$66	$1,153
Depreciation and amortization expenses	$27	$11	$11	$49
Operating income (loss)	$273	$(41)	$(156)	$76

Three Months Ended July 27, 2014
Revenue	$878	$159	$66	$1,103
Depreciation and amortization expenses	$29	$15	$12	$56
Operating income (loss)	$241	$(55)	$(23)	$163

Six Months Ended July 26, 2015
Revenue	$1,899	$273	$132	$2,304
Depreciation and amortization expense	$55	$26	$22	$103
Operating income (loss)	$551	$(99)	$(202)	$250

Six Months Ended July 27, 2014
Revenue	$1,776	$298	$132	$2,206
Depreciation and amortization expense	$59	$29	$23	$111
Operating income (loss)	$476	$(116)	$(46)	$314

	Three Months Ended		Six Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
	(In millions)
Reconciling items included in "All Other" category :
Unallocated revenue	$66	$66	$132	$132
Unallocated cost of revenue and operating expenses	(67)	(42)	(124)	(85)
Stock-based compensation	(47)	(38)	(93)	(74)
Acquisition-related costs	(4)	(9)	(13)	(19)
Product warranty charge	(15)	—	(15)	—
Restructuring and other charges	(89)	—	(89)	—
Total	$(156)	$(23)	$(202)	$(46)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Six Months Ended
	July 26,	July 27,	July 26,	July 27,
	2015	2014	2015	2014
	(In millions)
Revenue:
Taiwan	$445	$331	$832	$704
Other Asia Pacific	185	151	373	306
China	181	252	354	475
United States	138	206	318	379
Europe	106	80	225	167
Other Americas	98	83	202	175
Total revenue	$1,153	$1,103	$2,304	$2,206
Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 23% and 21% of our total revenue from two customers for the three months ended July 26, 2015 and July 27, 2014, respectively. Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 21% of our total revenue from two customers and 10% of our total revenue from one customer for the six months ended July 26, 2015 and July 27, 2014, respectively.
Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 22% of our accounts receivable balance from one customer at July 26, 2015 and approximately 30% of our accounts receivable balance from two customers at January 25, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14 - Restructuring and Other Charges

In May 2015, we announced our intent to wind-down our Icera modem operations and that we were open to a sale of the technology or operations. During the three months ended July 26, 2015, we pursued the sale of Icera’s technology and operations but were unable to identify a viable buyer with genuine interest. As a result, we began the wind-down of Icera modem operations.
The results of any remaining ongoing Icera modem operations are reported in the Tegra Processor reporting segment, however, restructuring and other charges associated with the wind-down of the Icera modem operations are separately reported with other non-recurring charges and benefits that our CODM deems to be enterprise in nature. Please refer to Note 13 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our reporting segments.
Our operating expenses for the three months ended July 26, 2015 included $89 million of restructuring and other charges. Please refer to Note 4 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding the income tax charges associated with the wind-down of Icera modem operations.

Three Months Ended
July 26,
2015
(In millions)
Employee severance and related costs	$56
Tax subsidy impairment	17
Fixed assets impairment	11
Facilities and related costs	2
Other exit costs	3
Balance at July 26, 2015	$89

We expect to incur additional restructuring charges to operating expense of $15 million to $25 million for the remainder of fiscal year 2016.  These restructuring activities will impact approximately 5% of our global workforce, and we expect them to be substantially completed by the end of fiscal year 2016.  The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities in our Consolidated Balance Sheets as of July 26, 2015:

(In millions)
Balance at April 26, 2015	$—
Restructuring and other charges	89
Cash payments	(39)
Non-cash charges	(32)
Balance at July 26, 2015	$18

The remaining balance of $18 million as of July 26, 2015 is expected to be paid during the third and fourth quarters of fiscal year 2016.

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

NVIDIA, the NVIDIA logo, GeForce, GeForce Experience, GTX, ICERA, Iray, Maxwell, NVIDIA DRIVE, NVIDIA GRID, NVIDIA SHIELD, Pascal, Quadro, SHIELD, Tegra, Tesla, and TITAN are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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

Our business model has three elements: creating NVIDIA-branded products and services, offering our processors to original equipment manufacturers, or OEMs, and licensing our intellectual property. NVIDIA’s products and services are built on three computing platforms - PC, Datacenter/Cloud, and Mobile, and address primarily four large markets: Gaming, Enterprise, High Performance Computing & Cloud, and Automotive.

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

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

GPU Business

During the second quarter of fiscal year 2016, we released our new GeForce GTX 980 Ti GPU and we nearly doubled the users of our GeForce Experience PC gaming platform from a year earlier. Additionally, we shipped cuDNN 3.0, which improves performance of deep learning training on GPUs.
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

Tegra Processor Business

During the second quarter of fiscal year 2016, we launched the NVIDIA SHIELD Android TV device - our first living-room entertainment device powered by our Tegra X1 processor - which connects TVs to entertainment apps and services. For the automotive market, we are partnering with more than 50 companies to use our NVIDIA DRIVE PX platform - a car computer that utilizes deep learning to enable self-driving capabilities - previously announced in the first quarter of fiscal year 2016, in their autonomous driving efforts.
Capital Return to Shareholders

During the second quarter of fiscal year 2016, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we made an upfront payment of $400 million to purchase shares of our common stock and received an initial delivery of 14 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. Additionally, we paid $52 million in cash dividends for the second quarter of fiscal year 2016. In the aggregate for the second quarter of fiscal year 2016, we returned a total of $452 million of capital to shareholders. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding the ASR.

Litigation

In September 2014, we filed lawsuits against Qualcomm, Inc. and various Samsung entities in the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for using our GPU patents without a license. The ITC action was heard in June 2015 and sought to permanently bar several Samsung products that rely on our patents in the United States. The Delaware case has been stayed during the pendency of the ITC action.

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia. That complaint and subsequent amended complaints allege that we infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. We have answered the most recent complaint and asserted counter-claims against Samsung for infringing four of NVIDIA’s patents and for non-infringement and invalidity of the six patents asserted by Samsung. After the court severed our counter-claims from the main action, we voluntarily dismissed our counter-claims from the case. In June 2015, Velocity Micro voluntarily agreed to a permanent injunction preventing it from infringing certain patents and was dismissed from the case with prejudice. A Markman hearing was held in June 2015 and trial on Samsung’s claims is currently set to begin in January 2016. Samsung’s false advertising claim was dismissed with prejudice in July 2015.

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

Operating Lease Financing Arrangement

During the second quarter of fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. This headquarters building is being financed under an off-balance sheet, build-to-suit operating lease arrangement. The banks have committed to fund up to $380 million of costs relating to construction.

Restructuring and Other Charges

In May 2015, we announced our intent to wind-down our Icera modem operations and that we were open to a sale of the technology or operations. During the three months ended July 26, 2015, we pursued the sale of Icera’s technology and operations but were unable to identify a viable buyer with genuine interest. As a result, we began the wind-down of Icera modem operations.
Our operating expenses for the three months ended July 26, 2015 included $89 million of restructuring and other charges. We expect to incur additional restructuring charges to operating expense of $15 million to $25 million for the remainder of fiscal year 2016.  These restructuring activities will impact approximately 5% of our global workforce, and we expect them to be substantially completed by the end of fiscal year 2016.  Please refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Product Recall

On July 31, 2015, we announced a voluntary recall and replacement of our SHIELD 8-inch tablets that were sold between July 2014 and July 2015. We have determined that the battery in these tablets can overheat, posing a fire hazard. The recall does not affect any other NVIDIA products. During the six months ended July 26, 2015, we recorded a $21 million charge against cost of revenue, including $15 million during our fiscal quarter ended July 26, 2015, to cover anticipated customer warranty, repair, return, replacement and other associated costs. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion.
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

The “All Other” category presented below represents the revenue and expenses that our CODM does not assign to either the GPU business or the Tegra Processor business for purposes of making operating decisions or assessing financial performance. The revenue includes primarily patent licensing revenue and the expenses include corporate infrastructure and support costs, stock-based compensation costs, amortization of acquisition-related intangible assets, other acquisition-related costs, product warranty charge, restructuring and other charges, and other non-recurring charges and benefits that our CODM deems to be enterprise in nature.

Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding segment information.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended		Six Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.0	43.9	44.2	44.5
Gross profit	55.0	56.1	55.8	55.5
Operating expenses:
Research and development	27.8	30.6	28.6	30.4
Sales, general and administrative	12.9	10.8	12.5	10.8
Restructuring and other charges	7.7	—	3.9	—
Total operating expenses	48.4	41.4	45.0	41.2
Operating income	6.7	14.7	10.8	14.3
Interest income	0.8	0.6	0.8	0.6
Interest expense	(1.0)	(1.0)	(1.0)	(1.0)
Other income (expense), net	(0.1)	(0.3)	(0.1)	0.6
Income before income tax	6.4	14.0	10.5	14.5
Income tax expense	4.0	2.4	3.6	2.4
Net income	2.4%	11.6%	6.9%	12.1%

Revenue

NVIDIA’s products and services are built for three computing platforms - PC, Datacenter/Cloud, and Mobile. In the first half of fiscal year 2016, approximately 75% of our revenue stemmed from products and services associated with the PC computing platform, of which GPUs for gaming and enterprise markets comprised over 85% while PC OEM represented less than 15%.

	Three Months Ended				Six Months Ended
	July 26, 2015	July 27, 2014	$ Change	% Change	July 26, 2015	July 27, 2014	$ Change	% Change
	(In millions)				(In millions)
GPU	$959	$878	$81	9%	$1,899	$1,776	$123	7%
Tegra Processor	128	159	(31)	(19)	273	298	(25)	(8)
All Other	66	66	—	—	132	132	—	—
Total	$1,153	$1,103	$50	5%	$2,304	$2,206	$98	4%

Revenue for the second quarter of fiscal year 2016 increased by 5% when compared to the second quarter of fiscal year 2015. Revenue for the first half of fiscal year 2016 increased 4% when compared to the first half of fiscal year 2015.

Revenue by Operating Segments

GPU Business. GPU business revenue increased by 9% in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015. This increase was due primarily to growth in revenue from high-end GeForce GPUs for gaming, which increased over 50% fueled by continued strength in PC gaming. Revenue from Tesla GPUs for high performance computing and cloud decreased, reflecting variability in project purchasing. Revenue from Quadro GPUs for enterprise declined due to weakness in the overall workstation market. Revenue from GeForce GPU products for mainstream PC OEMs declined year-over-year compared to the second quarter of fiscal year 2015, reflecting the decline in overall consumer PCs.

GPU business revenue increased by 7% in the first half of fiscal year 2016 compared to the first half of fiscal year 2015. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased over 30% reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from Tesla GPUs for high performance computing and cloud increased, driven by strong demand with cloud service providers. Revenue from Quadro GPUs for enterprise declined due to weakness in the overall workstation market. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

Tegra Processor Business. Tegra Processor business revenue decreased by 19% in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015. This decrease was driven by a decline in sales of Tegra products for OEM smartphones and tablets of over 80%, partially offset by an increase in sales of Tegra products serving automotive systems of over 75%, plus increases in revenue from development services and sales of SHIELD devices.

Tegra Processor business revenue decreased by 8% in the first half of fiscal year 2016 compared to the first half of fiscal year 2015. This decrease was driven by a decline in sales of Tegra products for OEM smartphones and tablets of over 80%, partially offset by an increase in Automotive sales of Tegra products of nearly 100%. Revenue also grew from development services and sales of SHIELD devices.

All Other. We recognized $66 million in revenue during the second quarter of both fiscal years 2016 and 2015 and $132 million in revenue during the first half of both fiscal years 2016 and 2015, from the patent cross licensing arrangement with Intel.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 80% of total revenue for the second quarter and 77% of total revenue for the first half of fiscal year 2016. Revenue from sales to customers outside of the United States and Other Americas accounted for 74% of total revenue for the second quarter and 75% of total revenue for the first half of fiscal year 2015. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

We generated revenue from significant customers, those representing 10% or more of total revenue. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding significant customers.

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
Gross margin is the percentage of gross profit to revenue. Our gross margin can vary in any period depending on the mix of types of products sold. Our gross margin is impacted by the mix of products we sell. Product mix is difficult to estimate with accuracy.  Therefore, if we experience product transition challenges, including the introduction of NVIDIA-branded products such as SHIELD devices, if we achieve significant revenue growth in lower margin product lines or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.
Our overall gross margin was 55.0% and 56.1% for the second quarter of fiscal years 2016 and 2015, respectively, and 55.8% and 55.5% for the first half of fiscal years 2016 and 2015, respectively.

Charges to cost of sales for inventory provisions totaled $18 million and $13 million for the second quarter of fiscal years 2016 and 2015, respectively, unfavorably impacting our gross margin by 1.5% and 0.9%, respectively. Sales of inventory that was previously written-off or written-down totaled $10 million and $5 million for the second quarter of fiscal years 2016 and 2015, respectively, favorably impacting our gross margin by 0.9% and 0.7%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.6% unfavorable impact for the second quarter of fiscal year 2016 and a 0.2% unfavorable impact for the second quarter of fiscal year 2015.

Charges to cost of sales for inventory provisions totaled $31 million and $23 million for the first half of fiscal years 2016 and 2015, respectively, unfavorably impacting our gross margin by 1.4% and 1.2%, respectively. Sales of inventory that was previously written-off or written-down totaled $19 million and $31 million for the first half of fiscal years 2016 and 2015, respectively, favorably impacting our gross margin by 0.8% and 1.6%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 0.6% unfavorable impact for the first half of fiscal year 2016 and a 0.4% favorable impact for the first half of fiscal year 2015.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the second quarter and first half of fiscal year 2016 compared to the second quarter and first half of fiscal year 2015, respectively. GPU margins increased primarily due to a richer product mix resulting from lower sales of GeForce GPU products for mainstream PC OEMs and stronger sales of our GeForce GPU products for gaming.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the second quarter and first half of fiscal year 2016 compared to the second quarter and first half of fiscal year 2015, respectively, primarily due to the warranty charge associated with the SHIELD 8-inch tablet product recall.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 26, 2015	July 27, 2014	$ Change	% Change	July 26, 2015	July 27, 2014	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$320	$337	$(17)	(5)%	$658	$672	$(14)	(2)%
Sales, general and administrative expenses	149	119	30	25	289	237	52	22
Restructuring and other charges	89	—	89	100	89	—	89	100
Total operating expenses	$558	$456	$102	22%	$1,036	$909	$127	14%
Research and development as a percentage of net revenue	28%	31%			29%	30%
Sales, general and administrative as a percentage of net revenue	13%	11%			13%	11%
Restructuring and other charges as a percentage of net revenue	8%	—%			4%	—%

Research and Development

Research and development expenses decreased by 5% during the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015 and decreased by 2% during the first half of fiscal year 2016 compared to the first half of fiscal year 2015. These decreases were primarily driven by the wind-down of Icera modem operations and other organization efficiencies, partially offset by increases in employee compensation and related costs, including stock-based compensation expense.

Sales, General and Administrative

Sales, general and administrative expenses increased by 25% during the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015. Outside professional fees increased, primarily due to $24 million of legal fees associated with our litigation against Samsung and Qualcomm. Compensation and benefits increased by $6 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense.

Sales, general and administrative expenses increased by 22% during the first half of fiscal year 2016 compared to the first half of fiscal year 2015. Outside professional fees increased, primarily due to $40 million of legal fees associated with our litigation against Samsung and Qualcomm. Compensation and benefits increased by $15 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense.

Restructuring and Other Charges

In May 2015, we announced our intent to wind-down our Icera modem operations and that we were open to a sale of the technology or operations. During the three months ended July 26, 2015, we pursued the sale of Icera’s technology and operations but were unable to identify a viable buyer with genuine interest. As a result, we began the wind-down of Icera modem operations. The wind-down of Icera modem operations allows for continued investment in strategic growth areas including our growth initiatives of deep learning, self-driving cars, and gaming.
Our operating expenses for the three months ended July 26, 2015 included $89 million of restructuring and other charges, as follows:

Three Months Ended
July 26,
2015
(In millions)
Employee severance and related costs	$56
Tax subsidy impairment	17
Fixed assets impairment	11
Facilities and related costs	2
Other exit costs	3
Balance at July 26, 2015	$89

 We expect to incur additional restructuring charges to operating expense of $15 million to $25 million for the remainder of fiscal year 2016.  These restructuring activities will impact approximately 5% of our global workforce, and we expect them to be substantially completed by the end of fiscal year 2016.  Please refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in December 2013. Interest income was $9 million and $7 million during the second quarter of fiscal years 2016 and 2015, respectively. Interest income was $18 million and $13 million during the first half of fiscal years 2016 and 2015, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities as well as higher purchased yields. Interest expense was $12 million and $22 million during the second quarter and first half of fiscal year 2016, respectively, relatively comparable to $12 million and $23 million during the second quarter and first half of fiscal year 2015, respectively.

Other Income (Expense), net

Other income (expense), net consists primarily of realized gains and losses from the sale of marketable securities, sales of investments in non-affiliated companies, and the impact of changes in foreign currency rates. During the second quarter of fiscal years 2016 and 2015, we recorded other expense, net, of $1 million and $3 million, respectively. During the first half of fiscal years 2016 and 2015 we recorded other expense, net, of $2 million and other income, net, of $14 million, respectively. Other income in the first half of fiscal year 2015 included a $17 million gain from the sale of a non-affiliated investment.

Income Taxes

We recognized income tax expense of $46 million and $84 million for the second quarter and first half of fiscal year 2016, respectively, and $27 million and $53 million for the second quarter and first half of fiscal year 2015, respectively. Income tax expense as a percentage of income before taxes, or our effective tax rate, was 64.0% and 34.3% for the second quarter and first half of fiscal year 2016, respectively, and 17.2% and 16.8% for the second quarter and first half of fiscal year 2015, respectively.

Our income tax expense for the three months ended July 26, 2015 included a charge of $27 million for the write-down of a deferred tax asset related to our Icera modem operations, partially offset by a $13 million tax benefit related to the restructuring and other charges.
The increase in our effective tax rate in the second quarter of fiscal year 2016 as compared to the same period in the prior fiscal year was primarily due to the tax related charges in connection with the wind-down of the Icera modem operations, an increase in the amount of earnings subject to U.S. tax, and increase of permanent tax differences related to stock-based compensation in the first half of fiscal year 2016.
Our effective tax rate on income before tax for the first half of fiscal year 2016 of 34.3% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate. Further, our actual effective tax rate for the first half of fiscal year 2016 of 34.3% differs from our annual projected effective tax rate for this period of 22.2% due to certain discrete items, including the tax related charges attributable to the wind-down of the Icera modem operations, partially offset by tax benefits recognized upon the expiration of statutes of limitations in certain non-U.S. jurisdictions.
Our effective tax rate on income before tax for the first half of fiscal year 2015 of 16.8% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax.

On July 27, 2015, the U.S. Tax Court in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015) issued an opinion with respect to Altera’s litigation with the Internal Revenue Service, or IRS, concerning the treatment of stock-based compensation expense in an inter-company cost sharing arrangement. In ruling in favor of Altera, the Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. The IRS has a 90 day period to appeal the decision, in which case the matter would come before the Ninth Circuit Court of Appeals.   Accordingly, we will continue to monitor the progress of this case for any significant impact on our consolidated financial statements.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	As of
	July 26, 2015	January 25, 2015
	(In millions)
Cash and cash equivalents	$435	$497
Marketable securities	4,070	4,126
Cash, cash equivalents, and marketable securities	$4,505	$4,623

As of July 26, 2015, we had $4.51 billion in cash, cash equivalents and marketable securities, a decrease of $118 million from $4.62 billion as of January 25, 2015. This decrease was primarily due to share repurchases totaling $452 million and $99 million of dividends we paid during the first half of fiscal year 2016, offset by cash generated from operations.

	Six Months Ended
	July 26, 2015	July 27, 2014
	(In millions)
Net cash provided by operating activities	$409	$247
Net cash provided by (used in) investing activities	$12	$(394)
Net cash used in financing activities	$(483)	$(490)

Cash provided by operating activities increased in the first half of fiscal year 2016 compared to the first half of fiscal year 2015. The increase was primarily due to changes in working capital, partially offset by a decline in net income.

Cash provided by (used in) investing activities increased in the first half of fiscal year 2016 compared to the first half of fiscal year 2015. The increase was primarily due to higher proceeds from sales and maturities of marketable securities.

Cash used in financing activities remained relatively comparable during both the first half of fiscal years 2016 and 2015.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists principally of cash and cash equivalents, debt securities of corporations and United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. As of July 26, 2015, we did not have any investments in auction-rate preferred securities.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

As of July 26, 2015 and January 25, 2015, we had $4.51 billion and $4.62 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of July 26, 2015, we were in compliance with our investment policy. As of July 26, 2015, our investments in government agencies and government-sponsored enterprises represented 35% of our total investment portfolio, while the financial sector accounted for 27% of our total investment portfolio. All of our investments are in A/A3 or better rated securities.
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
Dividend payments and any share repurchases must be made from cash held in the United States. In the second quarter and first half of fiscal year 2016, we made total cash dividend payments of $52 million and $99 million, respectively, and repurchased $400 million and $452 million of our common stock in the second quarter and first half of fiscal year 2016, respectively, utilizing U.S. cash previously taxed as of July 26, 2015.

In the second quarter of fiscal year 2016, we began the wind-down of Icera modem operations. Our operating expenses for the three months ended July 26, 2015 included $89 million of restructuring and other charges. We expect to incur additional restructuring charges to operating expense of $15 million to $25 million for the remainder of fiscal year 2016.  Please refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion.
We believe our cash, cash equivalents and marketable securities balance will be sufficient to fund our capital needs.
Capital Return to Shareholders

During the second quarter of fiscal year 2016, as part of our stock repurchase program, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we made an upfront payment of $400 million to purchase shares of our common stock and received an initial delivery of 14 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. Additionally, we paid $52 million in cash dividends for the second quarter of fiscal year 2016. As such, in the aggregate for the second quarter of fiscal year 2016, we returned a total of $452 million of capital to shareholders.

Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and best interests of our shareholders and compliance of laws and agreements of NVIDIA.

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

During the second quarter of fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. This headquarters building is being financed as an operating lease arrangement. Under terms of this financing arrangement, costs incurred by us that are associated with the construction will be reimbursed by the banks.

Off-Balance Sheet Arrangements

During the second quarter of fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. The banks have committed to fund up to $380 million of costs relating to construction. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest will be capitalized into the lease balance. Following construction, we will pay rent in the form of interest. The lease has an initial 7.5 year term expiring on December 19, 2022, consisting of an approximately 2.5 year construction period followed by a 5 year lease term. We have the option to renew this lease for up to three additional 5 year periods, subject to approval by the banks. During the term of the lease, we may elect to purchase the headquarters building for the amount of the banks’ investment in the building and any accrued but unpaid rent. At the end of the lease term, we may elect to buy the building for the outstanding balance on the maturity date or arrange for the cash sale of the building to an unaffiliated third party. The aggregate guarantee made by us under the lease is no more than 87.5% of the costs incurred in connection with the construction of the building. Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding our operating lease financing arrangement.
Contractual Obligations

As of July 26, 2015, we had outstanding inventory purchase obligations totaling $487 million. Other than the off-balance sheet arrangement described above, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial market risks related to investment and interest rate risk and exchange rate risk are described in our 2015 Annual Report on Form 10-K. At July 26, 2015, there have been no material changes to the financial market risks described at January 25, 2015 with the exception of the risk identified below.

During the second quarter of fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an off-balance sheet, build-to-suit operating lease arrangement. The banks have committed to fund up to $380 million of costs relating to construction. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest will be capitalized into the lease balance. Following construction, we will pay rent in the form of interest. Interest payable on the lease financing is based on a variable interest rate and is, therefore, affected by changes in market interest rates.
In order to mitigate the interest rate risk on the operating lease financing arrangement, in August 2015, we entered into an interest rate swap for a portion of the operating lease financing arrangement, which entitles us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates. If the syndicate of banks that are participants to the operating lease financing arrangement were to fail to fund loans for any reason, we would remain liable for payments due under the swap unless we were to settle the swap. If we were to settle the swap at a time when interest rates have fallen (relative to the swap’s inception), the price to settle the swap could be significant.
The notional amount of the interest rate swap is $200 million and the termination date is December 19, 2022. The interest rate swap will be designated as a cash flow hedge. Gains or losses on this swap will be recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or if ineffectiveness of the swap should occur.
ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 26, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended July 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended January 25, 2015 and the risks set forth below. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We are subject to risks associated with development and construction of our headquarters building under an operating lease financing arrangement.
In the second quarter of fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. We are financing this construction under an operating lease arrangement. We may encounter unanticipated occurrences or conditions during construction that may increase the expense of the project.  We may also encounter unanticipated delays in the construction of the new building and final city approval for occupancy may be delayed.  Delays and cost overruns during construction could result in a default under the operating lease financing arrangement described below, which could result in liabilities and expenses and could harm our business, prospects, financial condition and results of operations.

Additionally, any such difficulties could result in our default under the operative agreements executed with a syndicate of banks that are participants to the operating lease financing arrangement to finance development and construction of our headquarters.  We have pledged our assets that relate to the new headquarters building in order to secure our obligations under the operating lease financing arrangement.  We will need to maintain compliance with the requirements governing such agreements, including compliance with financial and other covenants, certain of which may be subject to events outside of our control.  If we fail to comply with the covenants, we may be unable to obtain or utilize all or a portion of the financing contemplated by the operating lease financing arrangement. Further, noncompliance with such covenants or other event of default could lead to a termination of our lease of the property, and the lenders could have the right to, among other things, foreclose on the collateral for our obligations under the operating lease financing arrangement. A loss of financing for the new headquarters building or foreclosure on the collateral could adversely affect our liquidity and business.

If we do not effectively manage the wind-down of our Icera modem operations, our financial condition and results of operations could be adversely affected.
In the second quarter of fiscal year 2016, we began the wind-down of our Icera modem operations. As a result, our operating expenses for the three months ended July 26, 2015 included $89 million of restructuring and other charges. We expect to incur additional restructuring charges to operating expense of $15 million to $25 million for the remainder of fiscal year 2016.  These restructuring activities will impact approximately 5% of our global workforce, and we expect them to be substantially completed by the end of fiscal year 2016.
  Although the wind-down of the Icera modem operations is expected to benefit our non-GAAP operating expenses beginning in the second half of fiscal year 2016, there is no guarantee that a wind-down will be completed in the expected timeframe.  Additionally, if we experience inefficiencies or incremental costs in connection with our restructuring activities, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate.  Either of these outcomes could adversely impact our results of operations and financial condition.

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

Through July 26, 2015, we have repurchased an aggregate of 222 million shares under our share repurchase program for a total cost of $3.72 billion. All shares delivered from these repurchases have been placed into treasury stock. As of July 26, 2015, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.60 billion.

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

The following table presents details of our share repurchase transactions during the three months ended July 26, 2015 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 27, 2015 - May 24, 2015	14	$28.81	14	$1,600
May 25, 2015 - June 21, 2015	—	—	—	$1,600
June 22, 2015 - July 26, 2015	—	—	—	$1,600
Total	14	$28.81	14
(1) In May 2015, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which we made an upfront payment of $400 million to purchase shares of our common stock and received an initial delivery of 14 million shares. The calculation of the $28.81 average price per share for the period April 27, 2015 to July 26, 2015 is based solely on the result of dividing the $400 million we have paid towards the ASR by the 14 million shares that we received during the month of May 2015. We expect to receive additional shares at the time of settlement of the ASR in the third quarter of fiscal year 2016, without any further cash payment. The price we will ultimately pay per share will be no more than the volume-weighted average price over the period of the contract, which we anticipate will be less than $28.81. Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding the accelerated share repurchase program.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the first half of fiscal year 2016, we withheld 1 million shares at a total cost of $29 million through net share settlements. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*^	Participation Agreement dated June 19, 2015 among NVIDIA Land Development, LLC, Wachovia Service Corporation, Wells Fargo Bank, National Association, and a syndicate of other institutions
10.2*	Agency Agreement dated June 19, 2015 between NVIDIA Land Development, LLC and Wachovia Service Corporation
10.3*	Real Property Lease Agreement dated June 19, 2015 between Wachovia Service Corporation and NVIDIA Land Development, LLC
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
^ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and have been filed separately with the U.S. Securities and Exchange Commission.

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

Date: August 19, 2015

NVIDIA Corporation
By:	/s/ Colette M. Kress

Colette M. Kress
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
10.1*^	Participation Agreement dated June 19, 2015 among NVIDIA Land Development, LLC, Wachovia Service Corporation, Wells Fargo Bank, National Association, and a syndicate of other institutions
10.2*	Agency Agreement dated June 19, 2015 between NVIDIA Land Development, LLC and Wachovia Service Corporation
10.3*	Real Property Lease Agreement dated June 19, 2015 between Wachovia Service Corporation and NVIDIA Land Development, LLC
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
^ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and have been filed separately with the U.S. Securities and Exchange Commission.

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