Form 10-Q
period 2015-10-25
NVIDIA CORP
filed 2015-11-18
CIK 1045810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2015
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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding as of November 13, 2015, was 538 million.

NVIDIA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED October 25, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014

Revenue	$1,305	$1,225	$3,609	$3,431
Cost of revenue	571	549	1,589	1,531
Gross profit	734	676	2,020	1,900
Operating expenses
Research and development	329	340	987	1,011
Sales, general and administrative	152	123	441	361
Restructuring and other charges	8	—	97	—
Total operating expenses	489	463	1,525	1,372
Income from operations	245	213	495	528
Interest income	9	7	28	20
Interest expense	(12)	(11)	(35)	(35)
Other income, net	3	—	1	14
Income before income tax	245	209	489	527
Income tax expense (benefit)	(1)	36	83	90
Net income	$246	$173	$406	$437

Net income per share:
Basic	$0.45	$0.32	$0.75	$0.79
Diluted	$0.44	$0.31	$0.72	$0.77

Weighted average shares used in per share computation:
Basic	542	548	544	555
Diluted	565	558	563	566

Cash dividends declared and paid per common share	$0.0975	$0.0850	$0.2800	$0.2550

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014

Net income	$246	$173	$406	$437
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	3	5	(1)	5
Change in fair value of interest rate swap	(3)	—	(3)	—
Reclassification adjustments for net realized losses on available-for-sale securities included in net income	—	—	(2)	—
Other comprehensive income (loss)	—	5	(6)	5
Total comprehensive income	$246	$178	$400	$442

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	October 25,	January 25,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$471	$497
Marketable securities	4,257	4,126
Accounts receivable, net	536	474
Inventories	425	483
Prepaid expenses and other current assets	93	70
Deferred income taxes	52	63
Total current assets	5,834	5,713
Property and equipment, net	477	557
Goodwill	618	618
Intangible assets, net	172	222
Other assets	73	91
Total assets	$7,174	$7,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295	$293
Accrued and other current liabilities	560	603
Total current liabilities	855	896

Long-term debt	1,406	1,384
Other long-term liabilities	437	489
Capital lease obligations, long-term	11	14
Commitments and contingencies - see Note 12	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	4,170	3,855
Treasury stock, at cost	(3,912)	(3,395)
Accumulated other comprehensive income	2	8
Retained earnings	4,204	3,949
Total shareholders' equity	4,465	4,418
Total liabilities and shareholders' equity	$7,174	$7,201

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	October 25,	October 26,
	2015	2014
Cash flows from operating activities:
Net income	$406	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	166
Stock-based compensation expense	145	115
Restructuring and other charges	37	—
Amortization of debt discount	22	21
Net gain on sale and disposal of long-lived assets and investments	(7)	(18)
Deferred income taxes	107	62
Tax benefits from stock-based compensation	(5)	(12)
Other	16	19
Changes in operating assets and liabilities:
Accounts receivable	(63)	(138)
Inventories	59	(20)
Prepaid expenses and other assets	(25)	5
Accounts payable	7	10
Accrued and other current liabilities	(41)	(23)
Other long-term liabilities	(145)	(161)
Net cash provided by operating activities	664	463
Cash flows from investing activities:
Purchases of marketable securities	(2,669)	(2,126)
Proceeds from sale of marketable securities	1,651	1,100
Proceeds from maturities of marketable securities	872	688
Proceeds from sale of long-lived assets and investments	7	21
Reimbursement of headquarters building development costs from banks	24	—
Purchases of property and equipment and intangible assets	(71)	(91)
Other	(1)	(1)
Net cash used in investing activities	(187)	(409)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	99	129
Payments under capital lease obligations	(3)	(2)
Tax benefits from stock-based compensation	5	12
Payments related to repurchases of common stock	(452)	(810)
Dividends paid	(152)	(140)
Net cash used in financing activities	(503)	(811)
Change in cash and cash equivalents	(26)	(757)
Cash and cash equivalents at beginning of period	497	1,152
Cash and cash equivalents at end of period	$471	$395

Other non-cash activity:
Assets acquired by assuming related liabilities	$—	$14

See accompanying Notes to Condensed Consolidated Financial Statements.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The January 25, 2015 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.

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

Fiscal Year

We operate on a 52- or 53-week year, ending on the last Sunday in January. Fiscal year 2016 is a 53-week year and fiscal year 2015 was a 52-week year. The third quarters of fiscal years 2016 and 2015 were both 13-week quarters.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of NVIDIA Corporation and our wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New and Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board, or FASB, issued an accounting standards update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation. The update is effective for us beginning in our first quarter of fiscal year 2018, with early adoption permitted to be applied prospectively. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In April 2015, the FASB issued an accounting standards update that requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The update will be effective for us beginning in our first quarter of fiscal year 2017. The adoption of this accounting guidance is not currently expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued an accounting standards update that provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Companies can elect to adopt the standard update prospectively or retrospectively to arrangements entered into, or materially modified, after the effective date. The update will be effective for us beginning in our first quarter of fiscal year 2017. We expect the adoption of this accounting guidance to result in an increase in software license assets and related depreciation expense, and a corresponding decrease in prepaid service contract assets and related service contract expense in our consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for us beginning in our first quarter of fiscal year 2019. The FASB will also permit entities to adopt the standard one year earlier if they choose (i.e., the original effective date). We will adopt this guidance either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements and have not yet determined which transition method we will apply.

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

Our condensed consolidated statements of income include stock-based compensation expense, net of amounts capitalized as inventory, as follows:

	Three Months Ended		Nine Months Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
	(In millions)
Cost of revenue	$4	$4	$10	$8
Research and development	28	22	82	65
Sales, general and administrative	19	16	53	42
Total	$51	$42	$145	$115

Equity Award Activity

The following summarizes the stock option, RSU, PSU and market-based PSU activity under our equity incentive plans:

	Awards Outstanding	Weighted Average Exercise Price
Stock Options	(In millions)	(Per share)
Balances, January 25, 2015	21	$14.61
Granted	—	—
Exercised	(6)	$14.48
Cancelled	—	—
Balances, October 25, 2015	15	$14.55

	Awards Outstanding	Weighted Average Grant-Date Fair Value
RSUs, PSUs and Market-based PSUs	(In millions)	(Per share)
Balances, January 25, 2015	23	$15.94
Granted (1) (2)	13	$21.61
Vested	(8)	$15.53
Cancelled	(2)	$16.40
Balances, October 25, 2015	26	$18.84

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)
Includes the total PSUs that become eligible to vest if the corporate financial performance maximum target level for fiscal year 2016 is achieved. Using an estimate for the level of achievement of the corporate performance target at the end of fiscal year 2016, we are estimating PSUs that become eligible to vest for fiscal year 2016 performance to be in the range of 0 to 2 million shares. We granted PSUs during the first quarter of fiscal year 2016 to our CEO and senior management as approved by our Compensation Committee.

(2)
Includes the market-based PSUs that become eligible to vest if the maximum target for total shareholder return, or TSR, over the 3-year measurement period is achieved. Depending on the ranking of our TSR compared to the respective TSRs of the companies comprising the Standard & Poor’s 500 Index during a 3-year measurement period, the market-based PSUs that become eligible to vest could range from 0 to 0.4 million shares. We granted market-based PSUs during the first quarter of fiscal year 2016 to our CEO and senior management as approved by our Compensation Committee.

Of the total fair value of equity awards granted during the three and nine months ended October 25, 2015, the stock-based compensation expense related to equity awards that are not expected to vest was $34 million and $43 million, respectively. Of the total fair value of equity awards granted during the three and nine months ended October 26, 2014, the stock-based compensation expense related to equity awards that are not expected to vest was $28 million and $35 million, respectively.

The following summarizes the aggregate unearned stock-based compensation expense and estimated weighted average amortization period as of October 25, 2015 and January 25, 2015:

	October 25,	January 25,
	2015	2015
	(In millions)
Aggregate unearned stock-based compensation expense	$420	$291

Estimated weighted average amortization period	(In years)
Stock options	1.3	1.8
RSUs, PSUs and market-based PSUs	3.0	2.8
ESPP	0.8	0.5

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 – Net Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014
	(In millions, except per share data)
Numerator:
Net income	$246	$173	$406	$437
Denominator:
Denominator for basic net income per share, weighted average shares	542	548	544	555
Effect of dilutive securities:
Equity awards outstanding	13	10	13	11
Assumed conversion of 1% Convertible Senior Notes Due 2018	10	—	6	—
Denominator for diluted net income per share, weighted average shares	565	558	563	566
Net income per share:
Basic net income per share	$0.45	$0.32	$0.75	$0.79
Diluted net income per share	$0.44	$0.31	$0.72	$0.77
Potentially dilutive equity awards excluded from diluted net income per share because their effect would have been anti-dilutive	9	11	13	16
The 1.00% Convertible Senior Notes, or the Notes, are included in the calculation of diluted net income per share if their inclusion is dilutive. The Notes will generally have a dilutive impact on net income per share if our average stock price for the reporting period exceeds the conversion price of $20.1630 per share. For the three and nine months ended October 25, 2015, our average stock price for the reporting periods exceeded the conversion price, causing the Notes to have a dilutive impact for these periods.

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

The denominator for diluted net income per share will not include any effect from the warrants, which we entered into concurrently with the issuance of the Notes, unless our average stock price for the reporting period exceeds the strike price of $27.1119 per share.

Please refer to Note 11 of these Notes to Condensed Consolidated Financial Statements for additional discussion regarding the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 – Income Taxes

We recognized income tax benefit of $1 million for the three months ended October 25, 2015 and income tax expense of $83 million, $36 million and $90 million for the nine months ended October 25, 2015 and three and nine months ended October 26, 2014, respectively. Income tax benefit as a percentage of income before tax was 0.5% for the three months ended October 25, 2015 and income tax expense as a percentage of income before tax was 16.9%, 17.3% and 17.0% for the nine months ended October 25, 2015 and three and nine months ended October 26, 2014, respectively.

Our income tax benefit for the three months ended October 25, 2015 included a tax benefit of $49 million from a tax reserve release related to our Icera modem operations upon the expiration of applicable statutes of limitations. In addition to this benefit, our income tax expense for the nine months ended October 25, 2015 also included a $27 million charge for the write-down of a deferred tax asset related to our Icera modem operations, partially offset by the tax benefit related to restructuring and other charges.

The decrease in our effective tax rate in the three months ended October 25, 2015 as compared to the same period in the prior fiscal year was primarily due to the favorable impact of the benefit from the expiration of the applicable statutes of limitations, partially offset by an increase in the amount of earnings subject to U.S. tax.

Our effective tax rate for the nine months ended October 25, 2015 of 16.9% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, and certain discrete events including the tax benefit recognized upon the expiration of the applicable statutes of limitations and other tax benefits related to the Icera modem operations, partially offset by the write-down of a deferred tax asset related to Icera.

Our effective tax rate for the nine months ended October 26, 2014 of 17.0% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate and favorable discrete events primarily attributable to the tax benefit recognized upon the expiration of applicable statutes of limitations.

For the nine months ended October 25, 2015, there have been no material changes to our tax years that remain subject to examination by major tax jurisdictions. Additionally, there have been no other material changes to our unrecognized tax benefits and any related interest or penalties since the fiscal year ended January 25, 2015, other than the aforementioned recognition of tax benefits upon the expiration of applicable statutes of limitations in the nine months ended October 25, 2015.

While we believe that we have adequately provided for all uncertain tax positions, or tax positions where we believe it is not more-likely-than-not that the position will be sustained upon examination, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, our provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved with the respective tax authorities. As of October 25, 2015, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

We performed an impairment review of our investment portfolio as of October 25, 2015. Based on our quarterly impairment review, we concluded that our investments were appropriately valued and that no other-than-temporary impairment charges were necessary on our portfolio as of October 25, 2015.

The following is a summary of cash equivalents and marketable securities at October 25, 2015 and January 25, 2015:

	October 25, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$1,975	$2	$(2)	$1,975
Debt securities of U.S. government agencies	994	1	—	995
Debt securities issued by the U.S. Treasury	554	1	—	555
Asset-backed securities	472	—	—	472
Mortgage-backed securities issued by U.S. government-sponsored enterprises	240	4	(1)	243
Foreign government bonds	83	—	—	83
Money market funds	30	—	—	30
Total	$4,348	$8	$(3)	$4,353
Classified as:
Cash equivalents				$96
Marketable securities				4,257
Total				$4,353

	January 25, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In millions)
Corporate debt securities	$2,185	$2	$(1)	$2,186
Debt securities of U.S. government agencies	750	1	(1)	750
Debt securities issued by the U.S. Treasury	534	3	—	537
Asset-backed securities	453	—	—	453
Mortgage-backed securities issued by U.S. government-sponsored enterprises	274	5	(1)	278
Foreign government bonds	85	—	—	85
Money market funds	132	—	—	132
Total	$4,413	$11	$(3)	$4,421
Classified as:
Cash equivalents				$295
Marketable securities				4,126
Total				$4,421

The following table provides the breakdown of the investments with unrealized losses at October 25, 2015:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Corporate debt securities	$798	$(2)	$54	$—	$852	$(2)
Mortgage-backed securities issued by U.S. government-sponsored enterprises	73	(1)	26	—	99	(1)
Total	$871	$(3)	$80	$—	$951	$(3)

The gross unrealized losses related to fixed income securities were due to changes in interest rates. We have determined that the gross unrealized losses on investment securities at October 25, 2015 are temporary in nature. Currently, we have the intent and ability to hold our investments with impairment indicators until maturity.

The amortized cost and estimated fair value of cash equivalents and marketable securities, which are primarily debt instruments, are classified as available-for-sale at October 25, 2015 and January 25, 2015 and are shown below by contractual maturity:

	October 25, 2015		January 25, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Less than 1 year	$1,453	$1,454	$1,570	$1,571
Due in 1 - 5 years	2,811	2,815	2,720	2,726
Mortgage-backed securities issued by government-sponsored enterprises not due at a single maturity date	84	84	123	124
Total	$4,348	$4,353	$4,413	$4,421

Net realized gains were not significant for the three months ended October 25, 2015 and for the three and nine months ended October 26, 2014. Net realized gains were $3 million for the nine months ended October 25, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 – Fair Value of Financial Assets and Liabilities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Our Level 1 assets consist of our money market funds. We classify securities within Level 1 assets when the fair value is obtained from real time quotes for transactions in active exchange markets involving identical assets. Our available-for-sale securities are classified as having Level 2 inputs. Our Level 2 assets are valued utilizing a market approach where the market prices of similar assets are provided by a variety of independent industry standard data providers to our investment custodian. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Levels 1 and 2 assets for the three and nine months ended October 25, 2015.

		Fair Value at
	Pricing Category	October 25, 2015	January 25, 2015
		(In millions)
Assets
Cash equivalents and Marketable securities
Corporate debt securities (1)	Level 2	$1,975	$2,186
Debt securities of U.S. government agencies (2)	Level 2	$995	$750
Debt securities issued by the U.S. Treasury (3)	Level 2	$555	$537
Asset-backed securities (4)	Level 2	$472	$453
Mortgage-backed securities issued by government-sponsored enterprises (3)	Level 2	$243	$278
Foreign government bonds (3)	Level 2	$83	$85
Money market funds (5)	Level 1	$30	$132

Liabilities
Other noncurrent liabilities
Interest rate swap (6)	Level 2	$3	$—
1.00% Convertible Senior Notes Due 2018 (7)	Level 2	$2,198	$1,680

(1)
Includes $51 million and $147 million in cash equivalents as of October 25, 2015 and January 25, 2015, respectively, and $1.9 billion and $2.0 billion in marketable securities as of October 25, 2015 and January 25, 2015, respectively, on the Condensed Consolidated Balance Sheets.

(2)
Includes $14 million and $15 million in cash equivalents as of October 25, 2015 and January 25, 2015, respectively, and $981 million and $735 million in marketable securities as of October 25, 2015 and January 25, 2015, respectively, on the Condensed Consolidated Balance Sheets.

(3)	In marketable securities on the Condensed Consolidated Balance Sheets.

(4)
Includes $1 million in cash equivalents as of October 25, 2015 and $471 million and $453 million in marketable securities as of October 25, 2015 and January 25, 2015, respectively, on the Condensed Consolidated Balance Sheets.

(5)	In cash equivalents on the Condensed Consolidated Balance Sheets.

(6)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.

(7) The Notes are carried on our Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized debt discount, and are not marked to fair value each period. See Note 11 for additional information on the Notes.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Intangible Assets

The components of our amortizable intangible assets are as follows:

	October 25, 2015			January 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Acquisition-related intangible assets	$193	$(148)	$45	$189	$(134)	$55
Patents and licensed technology	451	(324)	127	449	(282)	167
Total intangible assets	$644	$(472)	$172	$638	$(416)	$222

Amortization expense associated with intangible assets was $18 million and $56 million for the three and nine months ended October 25, 2015, respectively, and $19 million and $58 million for the three and nine months ended October 26, 2014, respectively. Future amortization expense related to the net carrying amount of intangible assets at October 25, 2015 is estimated to be $19 million for the remainder of fiscal year 2016, $63 million in fiscal year 2017, $50 million in fiscal year 2018, $22 million in fiscal year 2019, $13 million in fiscal year 2020 and a total of $5 million in fiscal year 2021 and beyond.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Balance Sheet Components

Certain balance sheet components are as follows:

	October 25,	January 25,
	2015	2015
Inventories:	(In millions)
Raw materials	$117	$157
Work in-process	91	92
Finished goods	217	234
Total inventories	$425	$483

At October 25, 2015, we had outstanding inventory purchase obligations totaling $442 million.

	October 25,	January 25,
	2015	2015
Accrued and Other Current Liabilities:	(In millions)
Unearned revenue (1)	$229	$296
Customer related liabilities (2)	151	143
Accrued payroll and related expenses	98	112
Professional service fees	24	17
Accrued restructuring and other charges (3)	15	—
Warranty accrual (4)	13	8
Taxes payable	7	3
Coupon interest on Notes	6	3
Facilities related liabilities	1	8
Other	16	13
Total accrued and other current liabilities	$560	$603

(1)	Unearned revenue primarily includes deferred revenue.

(2)
Customer related liabilities primarily includes accrued customer programs. Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015, for a discussion regarding the nature of accrued customer programs and their accounting treatment related to our revenue recognition policies and estimates.

(3)	Please refer to Note 15 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding the accrued restructuring and other charges.

(4)	Please refer to Note 10 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding the warranty accrual.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 25,	January 25,
	2015	2015
Other Long-Term Liabilities:	(In millions)
Deferred income tax liability	$325	$232
Income taxes payable	76	121
Asset retirement obligation	7	7
Interest rate swap (1)	3	—
Deferred revenue (2)	1	108
Other	25	21
Total other long-term liabilities	$437	$489

(1)	Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding our interest rate swap.
(2) Consists primarily of consideration received in advance of our performance obligations under the patent cross licensing agreement that we entered into with Intel Corporation in January 2011. The decrease in deferred revenue, long-term, is a result of revenue recognized during the nine months ended October 25, 2015.

Note 9 - Derivative Financial Instrument

In August 2015, we entered into an interest rate swap for a portion of the operating lease financing arrangement for our new headquarters building, which entitles us to pay amounts based on a fixed interest rate in exchange for receipt of amounts based on variable interest rates. The objective of this interest rate swap is to mitigate variability in the benchmark interest rate on the first $200 million of existing operating lease financing payments.

This interest rate swap is designated as a cash flow hedge, will have settlements beginning in the second quarter of fiscal year 2019, and will terminate in the fourth quarter of fiscal year 2023. Gains or losses on this swap are recorded in accumulated other comprehensive income and will subsequently be recorded in earnings at the point when the related operating lease financing expense begins to affect earnings or if ineffectiveness of the swap should occur.

A summary of the notional amount and fair value of the interest rate swap recorded on the Condensed Consolidated Balance Sheets at October 25, 2015 and January 25, 2015 is as follows (in millions):

	Notional Amount		Fair Value Asset (Liability)
	October 25, 2015	January 25, 2015	October 25, 2015	January 25, 2015
Cash Flow Hedge
Interest rate swap	$200	$—	$(3)	$—

We formally assess, both at inception and on an ongoing basis, whether the interest rate swap is highly effective. For the three and nine months ended October 25, 2015, the interest rate swap was determined to be highly effective and there were no gains or losses associated with ineffectiveness.

The effect of the interest rate swap on other comprehensive income is as follows (in millions):

	October 25, 2015	January 25, 2015
Cash Flow Hedge
Gain (loss) on interest rate swap	$(3)	$—

Over the next twelve months, we do not expect to reclassify any amount from accumulated other comprehensive income or loss to income as the underlying operating lease financing payments for our new headquarters building will not start within the next twelve months.

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

On July 31, 2015, we announced a voluntary recall and replacement of our SHIELD 8-inch tablets that were sold between July 2014 and July 2015. We have determined that the battery in these tablets can overheat, posing a fire hazard. The recall does not affect any other NVIDIA products. During the nine months ended October 25, 2015, we recorded a $21 million charge against cost of revenue to cover anticipated customer warranty, repair, return, replacement and other associated costs.

The estimated product warranty liabilities for the three and nine months ended October 25, 2015 and October 26, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014
	(In millions)
Balance at beginning of period	$28	$8	$8	$8
Additions	—	1	22	4
Deductions	(15)	(2)	(17)	(5)
Balance at end of period	$13	$7	$13	$7

In connection with certain agreements that we have entered into in the past, we have at times provided indemnities to cover the indemnified party for matters such as tax, product, and employee liabilities. We have also on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. As such, we have not recorded any liability in our Condensed Consolidated Financial Statements for such indemnifications.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Long-Term Debt
1.00 % Convertible Senior Notes Due 2018
On December 2, 2013, we issued $1.50 billion in Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.00% per annum. The Notes will mature on December 1, 2018 unless repurchased or converted earlier in accordance with their terms prior to such date. Under the terms of the Notes, they may be converted based on an initial conversion rate of 49.5958 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $20.1630 per share of common stock), subject to adjustment as described in the indenture governing the Notes.
As of October 25, 2015, none of the conditions allowing holders of the Notes to convert had been met. The determination of whether or not the Notes are convertible must be performed quarterly. If the Notes become convertible at the option of the holder, the carrying value of the Notes would be classified as a current liability and the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in the mezzanine equity section on our Condensed Consolidated Balance Sheets.
The initial debt component of the Notes was valued at $1.35 billion based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 3.15%. The carrying value of the permanent equity component reported in additional paid-in-capital was valued at $126 million and recorded as a debt discount. This amount, together with the $23 million purchaser's discount to the par value of the Notes represents the total unamortized debt discount of $149 million we recorded at the time of issuance of the Notes. The aggregate debt discount is amortized as interest expense over the contractual term of the Notes using the effective interest method and an interest rate of 3.15%.
The following table presents the carrying amounts of the liability and equity components:

	October 25,	January 25,
	2015	2015
	(In millions)
Amount of the equity component	$126	$126

1.00% Convertible Senior Notes Due 2018	$1,500	$1,500
Unamortized debt discount (1)	(94)	(116)
Net carrying amount	$1,406	$1,384
(1) As of October 25, 2015, the unamortized debt discount will be amortized over a remaining period of 3.1 years.
The following table presents interest expense for the contractual interest and the accretion of debt discount and issuance costs:

	Three Months Ended		Nine Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014
	(In millions)
Contractual coupon interest expense	$4	$4	$11	$11
Amortization of debt discount and issuance costs	7	7	22	21
Total interest expense related to Notes	$11	$11	$33	$32

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

We will oversee the construction of the headquarters building. The banks have committed to fund up to $380 million of costs relating to construction. Advances will be made periodically to reimburse us for construction costs we incur. Once construction is complete, the lease balance will remain static at the completed cost for the remaining duration of the lease term. During construction, accrued interest will be capitalized into the lease balance. Following construction, we will pay rent in the form of interest. We have guaranteed the obligations under the lease held by our subsidiary.

During the term of the lease, we may elect to purchase the headquarters building for the amount of the banks’ investment in the building and any accrued but unpaid rent. At the end of the lease term, we may elect to buy the building for the outstanding balance on the maturity date or arrange for the cash sale of the building to an unaffiliated third party. The aggregate guarantee made by us under the lease is no more than 87.5% of the costs incurred in connection with the construction of the building. However, under certain default circumstances, the lease guarantee may be 100% of the banks’ investment in the building plus any and all accrued but unpaid interest and all other rent due and payable under the operative agreements.

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

Patent Infringement Cases

On September 4, 2014, NVIDIA filed complaints against Qualcomm, Inc., or Qualcomm, and various Samsung entities in both the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware alleging infringement of seven patents relating to graphics processing. In the ITC action, NVIDIA seeks to exclude importation of Samsung Galaxy mobile phones and tablets and other consumer electronics and display devices containing Qualcomm’s Adreno, ARM’s Mali or Imagination’s PowerVR graphics architectures, or the Accused Products. On October 6, 2014, the ITC instituted an investigation of NVIDIA’s claim. On February 2 and 3, 2015, the court conducted a claim construction hearing on certain claim language from five of the seven patents at issue. In June 2015, NVIDIA moved to terminate all asserted claims on four patents and these motions were granted. The ITC held an evidentiary hearing on certain asserted claims of the three remaining patents from June 22 through June 26, 2015. On October 9, 2015, the ITC Administrative Law Judge rendered an initial determination that importation of the Samsung Accused Products did not violate U.S. law. NVIDIA is currently seeking review of the decision by the full commission of the ITC. The commission will decide whether to review parts of the initial determination on or before December 14, 2015 and the target date for the final decision is February 10, 2016.

In the Delaware action, NVIDIA seeks unspecified damages for Samsung and Qualcomm’s alleged patent infringement. On October 22, 2014, Samsung and Qualcomm exercised their statutory right to stay the Delaware proceedings in light of the pending ITC action and the court granted the motion to stay on October 23, 2014.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia, alleging that NVIDIA infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. Samsung amended its complaint twice, first on December 19, 2014, and then on April 10, 2015, without changing its legal claims. Samsung seeks monetary damages and certain injunctive relief as to some of the asserted patents. NVIDIA answered the second amended complaint on April 16, 2015, and asserted counter-claims against Samsung for infringing four of NVIDIA’s patents and for non-infringement and invalidity of the six patents asserted in Samsung’s second amended complaint. On April 24, 2015, Samsung moved to sever NVIDIA’s counter-claims for patent infringement and its motion was granted on May 19, 2015. NVIDIA voluntarily withdrew its counter-claims on May 19, 2015. On June 17, 2015, Velocity Micro, Inc. voluntarily agreed to a permanent injunction preventing it from infringing two of the asserted patents and those patents were dismissed from the case with prejudice. Samsung’s false advertising claim was dismissed with prejudice on July 30, 2015. On October 15, 2015, NVIDIA’s Motion for Entry of Judgment of Noninfringement was granted as to one of Samsung’s patents. Five patents currently asserted against NVIDIA remain and a jury trial is currently scheduled to begin January 19, 2016.

On November 23, 2014, Samsung filed a complaint against NVIDIA, among others, in the ITC claiming infringement of four United States patents and seeking an exclusion order barring importation of NVIDIA products alleged to infringe Samsung’s patents. On December 23, 2014, the ITC instituted an investigation of Samsung’s claims. On June 5, 2015, Samsung withdrew one patent from the case. A hearing on Samsung’s three remaining patents was held from August 18 through August 21, 2015. Post-hearing briefing is complete and the Administrative Law Judge is scheduled to issue his initial determination by December 22, 2015. The target date for the final determination by the ITC is April 22, 2016.

NVIDIA and Samsung have also challenged the validity of certain of each other’s patents through inter partes review before the United States Patent and Trademark Office. NVIDIA has filed eleven requests for inter partes review on eight of Samsung’s asserted patents. Samsung has filed six requests for inter partes review on six patents asserted by NVIDIA, and Qualcomm has filed three additional requests for inter partes review on two patents asserted by NVIDIA. The United States Patent and Trademark Office has, to date, decided to review three patents owned by NVIDIA, and three patents owned by Samsung. All other requests are currently pending.

Accounting for Loss Contingencies

While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the above ongoing matters are without merit and we intend to vigorously defend the actions. As of October 25, 2015, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We are engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance of favorable outcomes, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13 - Shareholders’ Equity

Share Repurchase Program

Beginning August 2004, our Board of Directors authorized us, subject to certain specifications, to repurchase shares of our common stock. In May 2015, the Board extended the previously authorized repurchase program through December 2018 and authorized an additional $1.62 billion under the repurchase program.

In May 2015 we entered into a $400 million accelerated share repurchase, or ASR, agreement with an investment bank that was completed in October 2015. Under the ASR, we repurchased 18 million shares at an average price of $21.63 per share, of which 14 million shares were delivered in the second quarter of fiscal year 2016 and 4 million shares were delivered in the third quarter of fiscal year 2016. The shares delivered resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

Through October 25, 2015, we have repurchased an aggregate of 226 million shares under our share repurchase program for a total cost of $3.72 billion. All shares delivered from these repurchases have been placed into treasury stock. As of October 25, 2015, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.60 billion.

Cash Dividends

During the three and nine months ended October 25, 2015, we paid $53 million and $152 million, respectively, in cash dividends to our common shareholders. These dividends were equivalent to $0.0975 per share for the six months ended October 25, 2015 and $0.085 per share for the three months ended April 26, 2015.

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

	GPU	Tegra Processor	All Other	Consolidated
	(In millions)
Three Months Ended October 25, 2015
Revenue	$1,110	$129	$66	$1,305
Depreciation and amortization expenses	$26	$11	$11	$48
Operating income (loss)	$367	$(65)	$(57)	$245

Three Months Ended October 26, 2014
Revenue	$991	$168	$66	$1,225
Depreciation and amortization expenses	$29	$15	$12	$56
Operating income (loss)	$294	$(53)	$(28)	$213

Nine Months Ended October 25, 2015
Revenue	$3,009	$402	$198	$3,609
Depreciation and amortization expense	$81	$36	$34	$151
Operating income (loss)	$917	$(164)	$(258)	$495

Nine Months Ended October 26, 2014
Revenue	$2,767	$466	$198	$3,431
Depreciation and amortization expense	$88	$43	$35	$166
Operating income (loss)	$770	$(169)	$(73)	$528

	Three Months Ended		Nine Months Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
	(In millions)
Reconciling items included in "All Other" category:
Unallocated revenue	$66	$66	$198	$198
Unallocated cost of revenue and operating expenses	(60)	(42)	(181)	(128)
Stock-based compensation	(51)	(42)	(145)	(115)
Acquisition-related costs	(4)	(10)	(18)	(28)
Product warranty charge	—	—	(15)	—
Restructuring and other charges	(8)	—	(97)	—
Total	$(57)	$(28)	$(258)	$(73)

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table summarizes information pertaining to our revenue from customers based on invoicing address in different geographic regions:

	Three Months Ended		Nine Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014
	(In millions)
Revenue:
Taiwan	$515	$406	$1,348	$1,109
China	229	238	583	714
Other Asia Pacific	181	170	554	475
United States	156	215	474	595
Europe	116	96	341	263
Other Americas	108	100	309	275
Total revenue	$1,305	$1,225	$3,609	$3,431
Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 10% of our total revenue from one customer for the three months ended October 25, 2015 and October 26, 2014. Revenue from significant customers, those representing 10% or more of total revenue, aggregated approximately 11% and 10% of our total revenue from one customer for the nine months ended October 25, 2015 and October 26, 2014, respectively.
Accounts receivable from significant customers, those representing 10% or more of total accounts receivable, aggregated approximately 19% of our accounts receivable balance from one customer at October 25, 2015 and approximately 30% of our accounts receivable balance from two customers at January 25, 2015.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15 - Restructuring and Other Charges

In May 2015, we announced our intent to wind-down our Icera modem operations and that we were open to a sale of the technology or operations. We pursued the sale of Icera’s technology and operations but were unable to identify a viable buyer with genuine interest. As a result, we began the wind-down of Icera modem operations in the second quarter of fiscal year 2016.
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
Our operating expenses for the three and nine months ended October 25, 2015 included $8 million and $97 million, respectively, of restructuring and other charges. Please refer to Note 4 of these Notes to Condensed Consolidated Financial Statements for a discussion regarding the income tax charges associated with the wind-down of Icera modem operations.

	Three Months Ended	Nine Months Ended
	October 25,	October 25,
	2015	2015
	(In millions)
Employee severance and related costs	$2	$58
Tax subsidy impairment	—	17
Fixed assets impairment	3	14
Facilities and related costs	2	4
Other exit costs	1	4
Restructuring and other charges	$8	$97

We expect to incur additional restructuring charges to operating expense of $25 million to $35 million in the fourth quarter of fiscal year 2016. These restructuring activities will impact approximately 5% of our global workforce, and we expect them to be substantially completed by the end of fiscal year 2016. The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities on our Consolidated Balance Sheets as of October 25, 2015:

	Three Months Ended	Nine Months Ended
	October 25,	October 25,
	2015	2015
	(In millions)
Balance at beginning of period	$18	$—
Restructuring and other charges	8	97
Cash payments	(7)	(46)
Non-cash adjustments	(4)	(36)
Balance at end of period	$15	$15

The remaining balance of $15 million as of October 25, 2015 is expected to be paid during the fourth quarter of fiscal year 2016.

NVIDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 16 - Subsequent Event

On November 9, 2015, as part of our stock repurchase program, we entered into an ASR with an investment bank, under which we made an upfront payment of $135 million to purchase shares of our common stock and received an initial delivery of 3 million shares. Upon final settlement of the ASR, we may either (1) receive additional shares of our common stock, or (2) be required to deliver shares of our common stock or elect to make a cash payment to the investment bank, based on the terms and conditions under the ASR. The shares we receive result in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

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

All references to “NVIDIA,” “we,” “us,” “our” or the “Company” mean NVIDIA Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

NVIDIA, the NVIDIA logo, GeForce, GeForce Experience, GeForce NOW, ICERA, Iray, Maxwell, NVIDIA DRIVE, NVIDIA GRID, NVIDIA SHIELD, Pascal, Quadro, SHIELD, Tegra, Tesla, and TITAN are trademarks and/or registered trademarks of NVIDIA Corporation in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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

Our business model involves creating NVIDIA-branded products and services, and offering our processors to original equipment manufacturers, or OEMs. NVIDIA’s products and services are built on three computing platforms - PC, Datacenter/Cloud, and Mobile, and address primarily four large markets: Gaming, Professional Visualization, Datacenter, and Automotive.

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

Headquartered in Santa Clara, California, NVIDIA was incorporated in California in April 1993 and reincorporated in Delaware in April 1998.

Recent Developments, Future Objectives and Challenges

GPU Business

During the third quarter of fiscal year 2016, we unveiled our next generation virtualized graphics platform - NVIDIA GRID 2.0, which delivers graphics-intensive applications to connected devices. We also announced that Microsoft Azure is the first cloud-services provider to integrate NVIDIA GRID 2.0 capabilities to enable GPU-acceleration in the cloud. During the quarter, we launched the GeForce GTX 950 GPU and enabled a new category of enthusiast-class gaming notebooks with the launch of GTX 980 for notebook. We also introduced NVIDIA GameWorks VR, a software development kit that enables professional designers to bring virtual reality to applications and creates more immersive gameplay on virtual reality-ready desktops and notebooks. Additionally, we announced that the Swiss Federal Office of Meteorology and Climatology was the first major national weather service to use a GPU-accelerated supercomputer to improve daily forecasts.

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

Tegra Processor Business

During the third quarter of fiscal year 2016, we were featured in new production vehicles and concept cars with NVIDIA-powered digital cockpits, including Mercedes-Benz, Audi, Porsche, Bentley and Honda, at the International Auto Show in Frankfurt, Germany. We also furthered our partnership with Tesla Motors, which introduced the Model X equipped with an NVIDIA-powered infotainment system and digital instrument cluster. Additionally, we launched GeForce NOW, which allows players to stream video games from the cloud to their SHIELD devices, and we extended sales of our SHIELD Android TV device to key European markets.

During the second quarter of fiscal year 2016, we launched the NVIDIA SHIELD Android TV device. For the automotive market, we are partnering with more than 50 companies to use our NVIDIA DRIVE PX platform - a car computer that utilizes deep learning to enable self-driving capabilities - previously announced in the first quarter of fiscal year 2016, in their autonomous driving efforts.
Capital Return to Shareholders

In May 2015 we entered into a $400 million accelerated share repurchase, or ASR, agreement with an investment bank that was completed in October 2015. Under the ASR, we repurchased 18 million shares at an average price of $21.63 per share, of which 14 million shares were delivered in the second quarter of fiscal year 2016 and 4 million shares were delivered in the third quarter of fiscal year 2016. Additionally, we paid $53 million in cash dividends during the third quarter of fiscal year 2016. For the first nine months of fiscal year 2016, we returned a total of $604 million of capital to shareholders. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further disclosure regarding the ASR.

On November 5, 2015, we announced an 18% increase in the quarterly cash dividend to $0.115 per share from $0.0975 per share. We will pay our next quarterly cash dividend of $0.115 per share on December 14, 2015, to all shareholders of record on November 20, 2015. Further, we announced our intention to return approximately $1.0 billion to shareholders in fiscal year 2017 through quarterly cash dividends and share repurchases.

Litigation

In September 2014, we filed lawsuits against Qualcomm, Inc. and various Samsung entities in the United States International Trade Commission, or ITC, and the United States District Court for the District of Delaware for using our GPU patents without a license. The ITC action was heard in June 2015 and sought to permanently exclude importation of several Samsung products that rely on our patents in the United States, or the Accused Products. In October 2015, the ITC Administrative Law Judge rendered an initial determination that importation of the Samsung Accused Products did not violate U.S. law. We are currently seeking review of the decision by the full commission of the ITC. The commission will decide whether to review parts of the initial determination on or before December 14, 2015 and the target date for the final decision is February 10, 2016. The Delaware case has been stayed during the pendency of the ITC action.

On November 10, 2014, Samsung filed a complaint against NVIDIA and Velocity Micro, Inc., in the United States District Court for the Eastern District of Virginia. That complaint and subsequent amended complaints allege that we infringed six patents and falsely advertised that the Tegra K1 processor is the world’s fastest mobile processor. We have answered the most recent complaint and asserted counter-claims against Samsung for infringing four of NVIDIA’s patents and for non-infringement and invalidity of the six patents asserted by Samsung. After the court severed our counter-claims from the main action, we voluntarily dismissed our counter-claims from the case. In June 2015, Velocity Micro voluntarily agreed to a permanent injunction preventing it from infringing two of the asserted patents and those patents were dismissed from the case with prejudice. Samsung’s false advertising claim was dismissed with prejudice in July 2015. On October 15, 2015, NVIDIA’s Motion for Entry of Judgment of Noninfringement was granted as to one of Samsung’s patents. Five patents currently asserted against NVIDIA remain and a jury trial is currently scheduled to begin January 19, 2016.

On November 23, 2014, Samsung filed a complaint against NVIDIA, among others, in the ITC claiming infringement of four United States patents and seeking an exclusion order barring importation of NVIDIA products alleged to infringe Samsung’s patents. On June 5, 2015, Samsung withdrew one patent from the case, and a hearing on Samsung’s three remaining patents was held from August 18 through August 21, 2015. The Administrative Law Judge is scheduled to issue his initial determination by December 22, 2015. The target date for the final determination by the ITC is April 22, 2016.

NVIDIA and Samsung have also challenged the validity of certain of each other’s patents through inter partes review before the United States Patent and Trademark Office. NVIDIA has filed eleven requests for inter partes review on eight of Samsung’s asserted patents. Samsung has filed six requests for inter partes review on six patents asserted by NVIDIA, and Qualcomm has filed three additional requests for inter partes review on two patents asserted by NVIDIA. The United States Patent and Trademark Office has, to date, decided to review three patents owned by NVIDIA, and three patents owned by Samsung. All other requests are currently pending.

Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Restructuring and Other Charges

In May 2015, we announced our intent to wind-down our Icera modem operations and that we were open to a sale of the technology or operations. We pursued the sale of Icera’s technology and operations but were unable to identify a viable buyer with genuine interest. As a result, we began the wind-down of Icera modem operations in the second quarter of fiscal year 2016.
Our operating expenses for the third quarter and first nine months of fiscal year 2016 included $8 million and $97 million, respectively, of restructuring and other charges. We expect to incur additional restructuring charges to operating expense of $25 million to $35 million in the fourth quarter of fiscal year 2016. These restructuring activities will impact approximately 5% of our global workforce, and we expect them to be substantially completed by the end of fiscal year 2016. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.
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

	Three Months Ended		Nine Months Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.8	44.8	44.0	44.6
Gross profit	56.2	55.2	56.0	55.4
Operating expenses:
Research and development	25.2	27.8	27.3	29.5
Sales, general and administrative	11.6	10.1	12.2	10.5
Restructuring and other charges	0.6	—	2.7	—
Total operating expenses	37.4	37.9	42.2	40.0
Operating income	18.9	17.3	13.8	15.4
Interest income	0.7	0.6	0.8	0.6
Interest expense	(0.9)	(0.9)	(1.0)	(1.0)
Other income, net	0.2	—	—	0.4
Income before income tax	18.9	17.0	13.6	15.4
Income tax expense (benefit)	(0.1)	2.9	2.3	2.6
Net income	19.0%	14.1%	11.3%	12.8%

Revenue

NVIDIA’s products and services are built for three computing platforms - PC, Datacenter/Cloud, and Mobile. In the first nine months of fiscal year 2016, approximately 75% of our revenue stemmed from products and services associated with the PC computing platform, of which GPUs for gaming and professional visualization markets comprised over 85% while PC OEM represented less than 15%.

Revenue by Operating Segments

	Three Months Ended				Nine Months Ended
	October 25, 2015	October 26, 2014	$ Change	% Change	October 25, 2015	October 26, 2014	$ Change	% Change
	(In millions)				(In millions)
GPU	$1,110	$991	$119	12%	$3,009	$2,767	$242	9%
Tegra Processor	129	168	(39)	(23)	402	466	(64)	(14)
All Other	66	66	—	—	198	198	—	—
Total	$1,305	$1,225	$80	7%	$3,609	$3,431	$178	5%

Revenue for the third quarter of fiscal year 2016 increased by 7% when compared to the third quarter of fiscal year 2015. Revenue for the first nine months of fiscal year 2016 increased 5% when compared to the first nine months of fiscal year 2015.

GPU Business. GPU business revenue increased by 12% in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. This increase was due primarily to growth in revenue from high-end GeForce GPUs for gaming, which increased 40% fueled by continued strength in PC gaming. Revenue from Tesla GPUs for Datacenter decreased, reflecting variability in project purchasing. Revenue from Quadro GPUs for professional visualization declined due to weakness in the overall workstation market. Revenue from GeForce GPU products for mainstream PC OEMs declined year-over-year compared to the third quarter of fiscal year 2015, reflecting the decline in overall consumer PCs.

GPU business revenue increased by 9% in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. This increase was due primarily to increased revenue from sales of high-end GeForce GPU products for gaming, which increased over 30% reflecting a combination of continued strength in PC gaming and increased sales of our Maxwell-based GPU products. Revenue from Tesla GPUs for Datacenter increased, driven by strong demand from cloud service providers. Revenue from Quadro GPUs for professional visualization declined due to weakness in the overall workstation market. Revenue from GeForce GPU products for mainstream PC OEMs declined compared to last year.

Tegra Processor Business. Tegra Processor business revenue decreased by 23% in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. This decrease was driven by a decline in sales of Tegra products for OEM smartphones and tablets of over 80%, partially offset by an increase in sales of Tegra products for automotive infotainment systems of over 50%, plus increases in revenue from development services and sales of SHIELD devices.

Tegra Processor business revenue decreased by 14% in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. This decrease was driven by a decline in sales of Tegra products for OEM smartphones and tablets of almost 90%, partially offset by an increase in sales of Tegra products serving automotive systems of over 75%. Revenue also grew from development services and sales of SHIELD devices.

All Other. We recognized $66 million in revenue during the third quarter of both fiscal years 2016 and 2015 and $198 million in revenue during the first nine months of both fiscal years 2016 and 2015, from the patent cross licensing arrangement with Intel.

Concentration of Revenue

Revenue from sales to customers outside of the United States and Other Americas accounted for 80% of total revenue for the third quarter and 78% of total revenue for the first nine months of fiscal year 2016. Revenue from sales to customers outside of the United States and Other Americas accounted for 74% of total revenue for the third quarter and 75% of total revenue for the first nine months of fiscal year 2015. Revenue by geographic region is allocated to individual countries based on the location to which the products are initially billed even if the revenue is attributable to end customers in a different location.

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
Our overall gross margin was 56.3% and 55.2% for the third quarter of fiscal years 2016 and 2015, respectively, and 56.0% and 55.4% for the first nine months of fiscal years 2016 and 2015, respectively.
Charges to cost of sales for inventory provisions totaled $40 million and $13 million for the third quarter of fiscal years 2016 and 2015, respectively, unfavorably impacting our gross margin by 3.1% and 1.0%, respectively. Sales of inventory that was previously written-off or written-down totaled $6 million and $12 million for the third quarter of fiscal years 2016 and 2015, respectively, favorably impacting our gross margin by 0.5% and 1.0%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 2.6% unfavorable impact for the third quarter of fiscal year 2016 and a 0.2% unfavorable impact for the third quarter of fiscal year 2015.

Charges to cost of sales for inventory provisions totaled $71 million and $36 million for the first nine months of fiscal years 2016 and 2015, respectively, unfavorably impacting our gross margin by 2.0% and 1.0%, respectively. Sales of inventory that was previously written-off or written-down totaled $26 million and $26 million for the first nine months of fiscal years 2016 and 2015, respectively, favorably impacting our gross margin by 0.7% and 0.8%, respectively. As a result, the overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off or written-down was a 1.3% unfavorable impact for the first nine months of fiscal year 2016 and a 0.2% unfavorable impact for the first nine months of fiscal year 2015.

A discussion of our gross margin results for each of our operating segments is as follows:

GPU Business. The gross margin of our GPU business increased in the third quarter and first nine months of fiscal year 2016 compared to the third quarter and first nine months of fiscal year 2015, respectively. GPU margins increased primarily due to a richer product mix resulting from stronger sales of our GeForce GPU products for gaming and lower sales of GeForce GPU products for mainstream PC OEMs.

Tegra Processor Business. The gross margin of our Tegra Processor business decreased in the third quarter and first nine months of fiscal year 2016 compared to the third quarter and first nine months of fiscal year 2015, respectively. The decrease in Tegra margins was due to inventory provisions we recorded during the third quarter of fiscal year 2016 related primarily to older generation Tegra products, the warranty charge we recorded during the first six months of fiscal year 2016 associated with the SHIELD 8-inch tablet product recall, and a less rich product mix during the comparative fiscal year 2016 periods resulting from higher automotive and SHIELD product sales and lower sales of OEM smartphone and tablet products.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 25, 2015	October 26, 2014	$ Change	% Change	October 25, 2015	October 26, 2014	$ Change	% Change
	(In millions)				(In millions)
Research and development expenses	$329	$340	$(11)	(3)%	$987	$1,011	$(24)	(2)%
Sales, general and administrative expenses	152	123	29	24	441	361	80	22
Restructuring and other charges	8	—	8	100	97	—	97	100
Total operating expenses	$489	$463	$26	6%	$1,525	$1,372	$153	11%
Research and development as a percentage of net revenue	25%	28%			27%	29%
Sales, general and administrative as a percentage of net revenue	12%	10%			12%	11%
Restructuring and other charges as a percentage of net revenue	1%	—%			3%	—%

Research and Development

Research and development expenses decreased by 3% during the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015 and decreased by 2% during the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. These decreases were primarily driven by the wind-down of Icera modem operations and other organization efficiencies, partially offset by increases in employee compensation and related costs, including stock-based compensation expense.

Sales, General and Administrative

Sales, general and administrative expenses increased by 24% during the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. Outside professional fees increased, primarily due to $15 million of legal fees associated with our litigation against Samsung and Qualcomm. Compensation and benefits increased by $8 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense.

Sales, general and administrative expenses increased by 22% during the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. Outside professional fees increased, primarily due to $55 million of legal fees associated with our litigation against Samsung and Qualcomm. Compensation and benefits increased by $23 million resulting from employee additions, employee compensation increases and related costs, including stock-based compensation expense.

Restructuring and Other Charges

In May 2015, we announced our intent to wind-down our Icera modem operations and that we were open to a sale of the technology or operations. We pursued the sale of Icera’s technology and operations but were unable to identify a viable buyer with genuine interest. As a result, we began the wind-down of Icera modem operations in the second quarter of fiscal year 2016. The wind-down of Icera modem operations allows for continued investment in strategic growth areas including our growth initiatives of deep learning, self-driving cars, and gaming.
Our operating expenses for the third quarter and first nine months of fiscal year 2016 included $8 million and $97 million, respectively, of restructuring and other charges, as follows:

	Three Months Ended	Nine Months Ended
	October 25,	October 25,
	2015	2015
	(In millions)
Employee severance and related costs	$2	$58
Tax subsidy impairment	—	17
Fixed assets impairment	3	14
Facilities and related costs	2	4
Other exit costs	1	4
Restructuring and other charges	$8	$97

We expect to incur additional restructuring charges to operating expense of $25 million to $35 million in the fourth quarter of fiscal year 2016. These restructuring activities will impact approximately 5% of our global workforce, and we expect them to be substantially completed by the end of fiscal year 2016. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Interest Income and Interest Expense

Interest income consists of interest earned on cash, cash equivalents and marketable securities. Interest expense is primarily comprised of coupon interest and debt discount amortization related to the convertible notes issued in December 2013. Interest income was $9 million and $7 million during the third quarter of fiscal years 2016 and 2015, respectively. Interest income was $28 million and $20 million during the first nine months of fiscal years 2016 and 2015, respectively. The increase in interest income was primarily due to higher average cash balances invested in interest bearing securities, as well as higher purchased yields. Interest expense was $12 million and $35 million during the third quarter and first nine months of fiscal year 2016, respectively, relatively comparable to $11 million and $35 million during the third quarter and first nine months of fiscal year 2015, respectively.

Other Income, net

Other income, net consists primarily of realized gains and losses from the sale of marketable securities, sales of investments in non-affiliated companies, and the impact of changes in foreign currency rates. During the third quarter of fiscal year 2016, we recorded other income, net, of $3 million. Other income, net was insignificant for the third quarter of fiscal year 2015. During the first nine months of fiscal years 2016 and 2015 we recorded other income, net, of $1 million and $14 million, respectively. Other income in the first nine months of fiscal year 2015 included a $17 million gain from the sale of a non-affiliated investment.

Income Taxes

We recognized income tax benefit of $1 million for the third quarter of fiscal year 2016 and income tax expense of $83 million, $36 million and $90 million for the first nine months of fiscal year 2016 and third quarter and first nine months of fiscal year 2015, respectively. Income tax benefit as a percentage of income before tax was 0.5% for the third quarter of fiscal year 2016 and income tax expense as a percentage of income before tax was 16.9%, 17.3% and 17.0% for the first nine months of fiscal year 2016 and third quarter and first nine months of fiscal year 2015, respectively.

Our income tax benefit for the third quarter of fiscal year 2016 included a tax benefit of $49 million from a tax reserve release related to our Icera modem operations upon the expiration of applicable statutes of limitations. In addition to this benefit, our income tax expense for the first nine months of fiscal year 2016 also included a $27 million charge for the write-down of a deferred tax asset related to our Icera modem operations, partially offset by the tax benefit related to restructuring and other charges.

The decrease in our effective tax rate in the third quarter of fiscal year 2016 as compared to the same period in the prior fiscal year was primarily due to the favorable impact of the benefit from the expiration of the applicable statutes of limitations, partially offset by an increase in the amount of earnings subject to U.S. tax.

Our effective tax rate for the first nine months of fiscal year 2016 of 16.9% was lower than the U. S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax rate, and certain discrete events including the tax benefit recognized upon the expiration of the applicable statutes of limitations and other tax benefits related to the Icera modem operations, partially offset by the write-down of a deferred tax asset related to Icera.

Our effective tax rate for the first nine months of fiscal year 2015 of 17.0% was lower than the U.S. federal statutory rate of 35% due primarily to income earned in jurisdictions where the tax rate is lower than the U.S. federal statutory tax and favorable discrete events primarily attributable to the tax benefit recognized upon the expiration of applicable statutes of limitations.

Our effective tax rates for both the third quarter and first nine months of fiscal years 2016 and 2015 do not include the benefit of the U.S. federal research tax credit as it was expired during these periods. The U.S. federal research tax credit was reenacted in the fourth quarter of fiscal year 2015 while reenactment is uncertain for fiscal year 2016.

Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

	As of
	October 25, 2015	January 25, 2015
	(In millions)
Cash and cash equivalents	$471	$497
Marketable securities	4,257	4,126
Cash, cash equivalents, and marketable securities	$4,728	$4,623

As of October 25, 2015, we had $4.73 billion in cash, cash equivalents and marketable securities, an increase of $105 million from $4.62 billion as of January 25, 2015. This increase was primarily due to the cash generated by operations, partially offset by share repurchases totaling $452 million and $152 million of dividends we paid during the first nine months of fiscal year 2016.

	Nine Months Ended
	October 25, 2015	October 26, 2014
	(In millions)
Net cash provided by operating activities	$664	$463
Net cash used in investing activities	$(187)	$(409)
Net cash used in financing activities	$(503)	$(811)

Cash provided by operating activities increased in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. The increase was primarily due to changes in working capital, partially offset by a decline in net income.

Cash used in investing activities decreased in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. The decrease was primarily due to higher proceeds from sales and maturities of marketable securities.

Cash used in financing activities decreased in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. The decrease was primarily due to the lower amount of stock repurchases in the current year.

Liquidity

Our primary source of liquidity is cash generated by our operations. Our investment portfolio consists principally of cash and cash equivalents, debt securities of corporations and the United States government and its agencies, asset-backed securities, mortgage-backed securities issued by government-sponsored enterprises, money market funds and foreign government bonds. These investments are denominated in United States dollars. As of October 25, 2015, we did not have any investments in auction-rate preferred securities.

Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

As of October 25, 2015 and January 25, 2015, we had $4.73 billion and $4.62 billion, respectively, in cash, cash equivalents and marketable securities. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits on our portfolio duration, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. As of October 25, 2015, we were in compliance with our investment policy. As of October 25, 2015, our investments in government agencies and government-sponsored enterprises represented 41% of our total investment portfolio, while the financial sector accounted for 25% of our total investment portfolio. All of our investments are in A/A3 or better rated securities.
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
Dividend payments and any share repurchases must be made from cash held in the United States. In the third quarter and first nine months of fiscal year 2016, we made total cash dividend payments of $53 million and $152 million, respectively, and repurchased $111 million and $452 million of our common stock in the third quarter and first nine months of fiscal year 2016, respectively, utilizing U.S. cash previously taxed as of October 25, 2015.

In the second quarter of fiscal year 2016, we began the wind-down of Icera modem operations. Our operating expenses for the third quarter and first nine months of fiscal year 2016 included $8 million and $97 million, respectively, of restructuring and other charges. We expect to incur additional restructuring charges to operating expense of $25 million to $35 million in the fourth quarter of fiscal year 2016.  Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Capital Return to Shareholders

In May 2015 we entered into a $400 million ASR agreement with an investment bank that was completed in October 2015. Under the ASR, we repurchased 18 million shares at an average price of $21.63 per share, of which 14 million shares were delivered in the second quarter of fiscal year 2016 and 4 million shares were delivered in the third quarter of fiscal year 2016. Additionally, we paid $53 million in cash dividends during the third quarter of fiscal year 2016.

On November 5, 2015, we announced an 18% increase in the quarterly cash dividend to $0.115 per share from $0.0975 per share. We will pay our next quarterly cash dividend of $0.115 per share on December 14, 2015, to all shareholders of record on November 20, 2015. We intend to return $800 million to shareholders in fiscal year 2016 through quarterly cash dividends and share repurchases, of which $604 million has been returned in the first nine months of fiscal year 2016.

Our cash dividend program and the payment of future cash dividends under that program are subject to continued capital availability and best interests of our shareholders and compliance of laws and agreements of NVIDIA.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash, cash equivalents and marketable securities balances and anticipated cash flows from operations will be sufficient to meet our operating, acquisition, share repurchase, cash dividend and capital requirements for at least the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Additional financing may not be available on favorable terms or at all and may be dilutive to our then-current shareholders. We also may require additional capital for other purposes not presently contemplated.

During the second quarter of fiscal year 2016, we began to construct a new headquarters building in Santa Clara, California, which is currently targeted for completion in the fourth quarter of fiscal year 2018. This headquarters building is being financed as an operating lease arrangement. Under the terms of this financing arrangement, costs incurred by us that are associated with the construction will be reimbursed by the banks.

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
Contractual Obligations

As of October 25, 2015, we had outstanding inventory purchase obligations totaling $442 million. Other than the off-balance sheet arrangement described above, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial market risks related to investment and interest rate risk and exchange rate risk are described in our 2015 Annual Report on Form 10-K. At October 25, 2015, there have been no material changes to the financial market risks described at January 25, 2015 with the exception of the risk identified below.

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

In order to mitigate the interest rate risk on the operating lease financing arrangement, in August 2015, we entered into an interest rate swap for a portion of the operating lease financing arrangement, which entitles us to pay amounts based on a fixed interest rate in exchange for receipt of amounts based on variable interest rates. If the syndicate of banks that are participants to the operating lease financing arrangement were to fail to fund loans for any reason, we would remain liable for payments due under the swap unless we were to settle the swap. If we were to settle the swap at a time when interest rates have fallen (relative to the swap’s inception), the price to settle the swap could be significant.

The notional amount of the interest rate swap is $200 million and the termination date is December 19, 2022. This interest rate swap is designated as a cash flow hedge. Gains or losses on this swap are recorded in accumulated other comprehensive income and will subsequently be recorded in earnings at the point when the related operating lease financing expense begins to affect earnings or if ineffectiveness of the swap should occur.

Please see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 25, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

Please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015. There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 with the exception of the risks identified below.

Before you buy our common stock, you should know that making such an investment involves some risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 and the risks set forth below. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Additionally, any such difficulties could result in our default under the operative agreements entered into with a syndicate of banks that are participants to the operating lease financing arrangement to finance development and construction of our headquarters. We have pledged our assets that relate to the new headquarters building in order to secure our obligations under the operating lease financing arrangement. We will need to maintain compliance with the requirements governing such agreements, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. If we fail to comply with the covenants, we may be unable to obtain or utilize all or a portion of the financing contemplated by the operating lease financing arrangement. Further, noncompliance with such covenants or other event of default could lead to a termination of our lease of the property, and the lenders could have the right to, among other things, foreclose on the collateral for our obligations under the operating lease financing arrangement. A loss of financing for the new headquarters building or foreclosure on the collateral could adversely affect our liquidity and business.

If we do not effectively manage the wind-down of our Icera modem operations, our financial condition and results of operations could be adversely affected.
In the second quarter of fiscal year 2016, we began the wind-down of our Icera modem operations. As a result, our operating expenses for the first nine months of fiscal year 2016 included $97 million of restructuring and other charges. We expect to incur additional restructuring charges to operating expense of $25 million to $35 million for the remainder of fiscal year 2016. These restructuring activities will impact approximately 5% of our global workforce, and we expect them to be substantially completed by the end of fiscal year 2016.
Although the wind-down of the Icera modem operations is expected to continue to benefit our non-GAAP operating expenses in the fourth quarter of fiscal year 2016, there is no guarantee that a wind-down will be completed in the expected timeframe. Additionally, if we experience inefficiencies or incremental costs in connection with our restructuring activities, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could adversely impact our results of operations and financial condition.

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

Through October 25, 2015, we have repurchased an aggregate of 226 million shares under our share repurchase program for a total cost of $3.72 billion. All shares delivered from these repurchases have been placed into treasury stock. As of October 25, 2015, we were authorized, subject to certain specifications, to repurchase additional shares of our common stock up to $1.60 billion.

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

The following table presents details of our share repurchase transactions during the three months ended October 25, 2015 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 27, 2015 - August 23, 2015	—	$—	—	$1,600
August 24, 2015 - September 20, 2015	—	—	—	$1,600
September 21, 2015 - October 25, 2015	4	—	4	$1,600
Total	4	$—	4
(1) In May 2015, we entered into a $400 million accelerated share repurchase, or ASR, agreement with an investment bank that was completed in October 2015. Under the ASR, we repurchased 18 million shares at an average price of $21.63 per share, of which 14 million shares were delivered in the second quarter of fiscal year 2016 and 4 million shares were delivered in the third quarter of fiscal year 2016. However, because the shares delivered to us in the third quarter of fiscal year 2016 occurred without further cash payment, the average price paid per share in the table above is nil. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the ASR.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the first nine months of fiscal year 2016, we withheld 3 million shares at a total cost of $65 million through net share settlements. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plans.

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

Date: November 18, 2015

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